Form 10-Q
period 2014-06-30
Trinseo S.A.
filed 2014-08-11
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36473

Trinseo S.A.

(Exact name of registrant as specified in its charter)

Luxembourg	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Chesterbrook Boulevard

Suite 300

Berwyn, PA 19312

(Address of Principal Executive Offices)

(610) 240-3200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2014, there were 48,769,567 shares of the registrant’s ordinary shares outstanding.

EXPLANATORY NOTE

Trinseo Materials Operating S.C.A., a Luxembourg partnership limited by shares (“Trinseo Materials”), and Trinseo Materials Finance, Inc., a Delaware corporation (together with Trinseo Materials, the “Subsidiary Registrants”) are two wholly-owned subsidiaries of Trinseo S.A., a public limited liability company (société anonyme) existing under the laws of Luxembourg (“Trinseo,” and together with its consolidated subsidiaries, the “Company”). The Subsidiary Registrants are the co-issuers of the Company’s 8.750% Senior Secured Notes due 2019 (the “Senior Notes”) and Trinseo is the parent guarantor of the Senior Notes. Trinseo’s registration statement on Form S-1 relating to the initial public offering of its ordinary shares was declared effective by the Securities and Exchange Commission on June 11, 2014. In reliance on Rule 12h-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 3-10 of Regulation S-X, the Subsidiary Registrants are exempt from, and have ceased to file reports under the Exchange Act.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2014

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo” refers to Trinseo S.A. (NYSE: TSE), a public limited liability company (société anonyme) existing under the laws of Luxembourg, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a combined entity and as required by context, may also include our business as owned by our predecessor The Dow Chemical Company for any dates prior to June 17, 2010. All financial data provided in this Quarterly Report is the financial data of the Company unless otherwise indicated.

Prior to our formation, our business was wholly owned by The Dow Chemical Company. We refer to our predecessor business as “the Styron business.” On June 17, 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LLC (“Bain Capital”) acquired the Styron business and Dow Europe Holding B.V., which we refer to as “Dow Europe,” or, together with other affiliates of The Dow Chemical Company, “Dow,” which also retained an ownership interest in the Styron business through an indirect ownership interest in us. We refer to our acquisition by Bain Capital as the “Acquisition.”

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report.

As a result of these or other factors, our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Where You Can Find Additional Information

Our website is www.trinseo.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$323,544	$196,503
Accounts receivable, net of allowance for doubtful accounts (June 30, 2014—$6,672; December 31, 2013—$5,866)	775,152	717,482
Inventories	526,195	530,191
Deferred income tax assets	9,941	9,820
Other current assets	19,382	22,750

Total current assets	1,654,214	1,476,746

Investments in unconsolidated affiliates	162,738	155,887
Property, plant and equipment, net of accumulated depreciation (June 30, 2014—$312,383; December 31, 2013—$283,795)	586,420	606,427
Other assets
Goodwill	36,967	37,273
Other intangible assets, net	189,084	171,514
Deferred income tax assets—noncurrent	38,941	42,938
Deferred charges and other assets	72,752	83,996

Total other assets	337,744	335,721

Total assets	$2,741,116	$2,574,781

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$142,055	$8,754
Accounts payable	507,036	509,093
Income taxes payable	10,033	9,683
Deferred income tax liabilities	1,427	2,903
Accrued expenses and other current liabilities	134,045	136,129

Total current liabilities	794,596	666,562

Noncurrent liabilities
Long-term debt	1,195,028	1,327,667
Deferred income tax liabilities—noncurrent	32,622	26,932
Other noncurrent obligations	209,261	210,418

Total noncurrent liabilities	1,436,911	1,565,017

Commitments and contingencies (Note J)
Shareholders’ equity
Common stock, $0.01 nominal value, 50,000,000 shares authorized at June 30, 2014 and December 31, 2013, and 48,770 and 37,270 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	488	373
Additional paid-in-capital	542,654	339,055
Accumulated deficit	(112,139)	(84,604)
Accumulated other comprehensive income	78,606	88,378

Total shareholders’ equity	509,609	343,202

Total liabilities and shareholders’ equity	$2,741,116	$2,574,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,340,935	$1,361,759	$2,700,067	$2,753,344
Cost of sales	1,248,525	1,296,250	2,509,028	2,607,032

Gross profit	92,410	65,509	191,039	146,312
Selling, general and administrative expenses	74,208	54,774	124,238	101,234
Equity in earnings of unconsolidated affiliates	5,378	8,929	20,328	11,728

Operating income	23,580	19,664	87,129	56,806
Interest expense, net	32,602	33,738	65,420	66,046
Loss on extinguishment of long-term debt	—	—	—	20,744
Other expense, net	30,149	11,840	31,044	5,708

Loss before income taxes	(39,171)	(25,914)	(9,335)	(35,692)
Provision for income taxes	5,450	2,150	18,200	2,050

Net loss	$(44,621)	$(28,064)	$(27,535)	$(37,742)

Weighted average shares- basic and diluted	38,912	37,270	38,096	37,270
Net loss per share- basic and diluted	$(1.15)	$(0.75)	$(0.72)	$(1.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(44,621)	$(28,064)	$(27,535)	$(37,742)
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three and six months ended June 30, 2014 and 2013, respectively):
Cumulative translation adjustments (net of tax of: 2014—$0.0 and $0.0; 2013—$0.0 and $0.0)	(8,927)	21,459	(10,352)	(10,839)
Pension and other postretirement benefit plans before reclassifications (net of tax of: 2014—$0.0 and $0.0; 2013—$(0.2) and $2.6)	—	(2,660)	—	19,901
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior service credit (net of tax of: 2014—$0.0 and 0.0; 2013—$0.0 and $0.0)(1)	(216)	(506)	(430)	(1,012)
Amortization of net loss (net of tax of: 2014—$0.2 and $0.3; 2013—$0.2 and $0.4) (1)	552	622	1,010	1,243

Total other comprehensive income (loss), net of tax	(8,591)	18,915	(9,772)	9,293

Comprehensive loss	$(53,212)	$(9,149)	$(37,307)	$(28,449)

(1)	These other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note K).

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit
December 31, 2013	37,270	$373	$339,055	$88,378	$(84,604)	$343,202
Issuance of common stock (Note L)	11,500	115	198,479	—	—	198,594
Net loss	—	—	—	—	(27,535)	(27,535)
Other comprehensive loss	—	—	—	(9,772)	—	(9,772)
Stock-based compensation	—	—	5,120	—	—	5,120

June 30, 2014	48,770	$488	$542,654	$78,606	$(112,139)	$509,609

December 31, 2012	37,270	$373	$329,105	$24,573	$(62,386)	$291,665
Net loss	—	—	—	—	(37,742)	(37,742)
Other comprehensive income	—	—	—	9,293	—	9,293
Stock-based compensation	—	—	4,789	—	—	4,789

June 30, 2013	37,270	$373	$333,894	$33,866	$(100,128)	$268,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(27,535)	$(37,742)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	50,941	47,800
Amortization of deferred financing costs and issuance discount	5,067	4,746
Deferred income tax	7,453	(2,895)
Stock-based compensation	5,120	4,789
Earnings of unconsolidated affiliates, net of dividends	(7,829)	(11,728)
Loss on extinguishment of long-term debt	—	20,744
Impairment charges	—	4,571
Loss (gain) on sale of businesses and other assets	(116)	3,261
Changes in assets and liabilities
Accounts receivable	(59,874)	(109,924)
Inventories	1,505	53,809
Accounts payable and other current liabilities	34,029	21,312
Income taxes payable	222	(4,325)
Other assets, net	(1,153)	(5,010)
Other liabilities, net	34	4,104

Cash provided by (used in) operating activities	7,864	(6,488)

Cash flows from investing activities
Capital expenditures	(55,744)	(29,122)
Proceeds from the sale of property, plant and equipment	5,434	—
Proceeds from capital expenditures subsidy	—	6,575
Payment for working capital adjustment from sale of business	(700)	—
Advance payment refunded	—	(2,711)
Distributions from unconsolidated affiliates	978	1,055
Decrease in restricted cash	—	7,852

Cash used in investing activities	(50,032)	(16,351)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	199,152	—
Deferred financing fees	—	(46,284)
Short-term borrowings, net	(29,402)	(17,848)
Repayments of Term Loans	—	(1,239,000)
Proceeds from the issuance of Senior Notes	—	1,325,000
Proceeds from Accounts Receivable Securitization Facility	178,603	222,592
Repayments of Accounts Receivable Securitization Facility	(179,170)	(165,884)
Proceeds from Revolving Facility	—	405,000
Repayments of Revolving Facility	—	(525,000)

Cash provided by (used in) financing activities	169,183	(41,424)
Effect of exchange rates on cash	26	(1,470)

Net change in cash and cash equivalents	127,041	(65,733)
Cash and cash equivalents—beginning of period	196,503	236,357

Cash and cash equivalents—end of period	$323,544	$170,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2014 and 2013 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2013 audited consolidated financial statements included within the Company’s Registration Statement on Form S-1 (Registration No. 333-194561), which was declared effective by the SEC on June 11, 2014 (as amended, the “Registration Statement”).

The December 31, 2013 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2013 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Reverse Stock Split and Initial Public Offering

On May 30, 2014, the Company amended its Articles of Association to effect a 1-for-436.69219 reverse stock split of its issued and outstanding common stock (“reverse split”) and to increase its authorized shares to 50.0 billion. All share and per share data have been retroactively adjusted in the accompanying financial statements to give effect to the reverse split.

On June 17, 2014, the Company completed an initial public offering (the “IPO”) of 11,500,000 ordinary shares at a price of $19.00 per share, which included 1,500,000 of shares sold pursuant to the underwriters’ exercise of their over-allotment option. The Company received cash proceeds of $203.2 million from this transaction, net of underwriting discounts. See Note L for more information.

NOTE B—RECENT ACCOUNTING GUIDANCE

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Company adopted this guidance on a retrospective basis effective January 1, 2014, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued guidance to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires that unrecognized tax benefits be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The Company adopted this guidance prospectively effective January 1, 2014, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new guidance which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. The Company is currently assessing the impact of adopting this guidance on its financial statements and results of operations.

In June 2014, the FASB issued updated guidance related to stock compensation. The updated guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and can be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all newly granted or modified awards thereafter. Early adoption is permitted. This guidance is not relevant to the Company’s currently outstanding awards; however, the Company will continue to evaluate the applicability of this guidance to future awards as necessary.

NOTE C—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is supplemented by two strategic joint ventures: Americas Styrenics LLC (“AmSty”, a polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate Limited (“Sumika Styron”, a polycarbonate joint venture with Sumitomo Chemical Company, Limited). Investments held in the unconsolidated affiliates are accounted for by the equity method.

At June 30, 2014 and December 31, 2013, respectively, the Company’s investment in AmSty was $128.1 million and $118.3 million. At June 30, 2014 and December 31, 2013, respectively, the Company’s investment in AmSty was $115.6 million and $130.8 million less than the Company’s 50% share of AmSty’s underlying net assets. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 6.2 years as of June 30, 2014. The Company received dividends from AmSty of $7.5 million and $12.5 million during the three and six months ended June 30, 2014, respectively. The Company received no dividends from AmSty during the three and six months ended June 30, 2013.

At June 30, 2014 and December 31, 2013, respectively, the Company’s investment in Sumika Styron was $34.6 million and $37.6 million. At June 30, 2014 and December 31, 2013, respectively, the Company’s investment in Sumika Styron was $19.8 million and $20.8 million greater than the Company’s 50% share of Sumika Styron’s underlying net assets. This amount represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron. This difference is being amortized over the remaining useful life of the contributed assets of 11.3 years as of June 30, 2014. The Company received dividends from Sumika Styron of $1.0 million and $1.1 million during the six months ended June 30, 2014 and 2013, respectively. The Company did not receive dividends from Sumika Styron, however, during either of the three months ended June 30, 2014 and 2013.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$540,920	$568,815	$1,105,052	$1,167,469
Gross profit	$(2,529)	$24,407	$35,479	$23,402
Net income (loss)	$(11,026)	$11,716	$10,494	$(1,891)

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE D—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
Finished goods	$307,868	$302,379
Raw materials and semi-finished goods	182,965	191,081
Supplies	35,362	36,731

Total	$526,195	$530,191

NOTE E—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2013 to June 30, 2014:

	Emulsion Polymers		Plastics
	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Total
December 31, 2013	$14,901	$10,205	$8,669	$3,498	$37,273
Foreign currency impact	(122)	(84)	(71)	(29)	(306)

June 30, 2014	$14,779	$10,121	$8,598	$3,469	$36,967

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of June 30, 2014 and December 31, 2013, respectively:

		June 30, 2014			December 31, 2013
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	15	$208,818	$(56,264)	$152,554	$210,546	$(49,713)	$160,833
Manufacturing Capacity Rights	6	25,939	(1,052)	24,887	—	—	—
Software	5	11,395	(5,229)	6,166	11,034	(4,099)	6,935
Software in development	N/A	5,477	—	5,477	3,746	—	3,746

Total		$251,629	$(62,545)	$189,084	$225,326	$(53,812)	$171,514

In March 2014, the Company entered into an agreement with material supplier JSR Corporation, Tokyo (“JSR”) to acquire its current production capacity rights at the Company’s rubber production facility in Schkopau, Germany for a purchase price of €19.0 million (approximately $26.1 million). Prior to this agreement, JSR held 50% of the capacity rights of one of the Company’s three solution styrene-butadiene rubber (“SSBR”) production trains in Schkopau. As a result, effective March 31, 2014, the Company had full capacity rights to this production train. The €19.0 million purchase price was recorded in “Other intangible assets, net” in the condensed consolidated balance sheet as of March 31, 2014 to be amortized over its estimated useful life of approximately 6 years.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

Further, the purchase price was recorded within capital expenditures in investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2014.

Amortization expense on other intangible assets totaled $5.1 million and $9.2 million for the three and six months ended June 30, 2014, respectively. Amortization expense on other intangible assets totaled $4.0 million and $7.8 million for the three and six months ended June 30, 2013, respectively.

Estimated Amortization Expense for the Next Five Years
Remainder of 2014	$10,264
2015	20,519
2016	19,954
2017	19,117
2018	18,402
2019	18,255

NOTE F—DEBT

Debt consisted of the following:

	June 30,	December 31,
	2014	2013
Senior Secured Credit Facility
Revolving Facility	$—	$—
Senior Notes	1,325,000	1,325,000
Accounts Receivable Securitization Facility	—	—
Other indebtedness	12,083	11,421

Total debt	1,337,083	1,336,421
Less: short-term borrowings and current portion of long-term debt	(142,055)	(8,754)

Total long-term debt	$1,195,028	$1,327,667

Senior Secured Credit Facility

In January 2013, the Company amended its credit agreement (“Senior Secured Credit Facility”) to, among other things, increase the Company’s revolving credit facility (“Revolving Facility”) borrowing capacity from $240.0 million to $300.0 million, decrease the borrowing rate of the Revolving Facility through a decrease in the applicable margin rate from 4.75% to 3.00% as applied to base rate loans (which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined therein)), or 5.75% to 4.00% as applied to LIBO rate loans (which shall bear interest at a rate per annum equal to the LIBO rate plus the applicable margin and the mandatory cost (as defined therein), if applicable), and extend the maturity date to January 2018. Concurrently, the Company repaid its then outstanding term loans under the Senior Secured Credit Facility (the “Term Loans”) of $1,239.0 million using the proceeds from its sale of $1,325.0 million aggregate principal amount of the 8.750% senior secured notes (“Senior Notes”) issued in January 2013 (refer below for further discussion).

Prior to the amendment, the Senior Secured Credit Facility required that the Company comply with certain affirmative and negative covenants, including restrictions with respect to payment of dividends and other distributions to shareholders, and financial covenants that include the maintenance of certain financial ratios. These ratios include both a maximum leverage ratio no greater than 5.25 to 1.00 and an interest coverage ratio no less than 2.00 to 1.00 for the most recent twelve-month period.

The amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of June 30, 2014, the Company was in compliance with all debt covenant requirements under the Senior Secured Credit Facility.

As a result of this amendment and repayment of the Term Loans in January 2013, the Company recognized a $20.7 million loss on extinguishment of long-term debt during the first quarter of 2013, which consisted of the write-off of existing unamortized debt issuance cost and debt discount attributable to the Term Loans. Fees and expenses incurred in connection with this amendment were $5.5 million, which were capitalized within “Deferred charges and other assets” in the condensed consolidated balance sheet and are being amortized into “Interest expense, net” in the condensed consolidated statement of operations over the remaining term of the Revolving Facility using the straight-line method.

As of June 30, 2014, the Company had no outstanding borrowings, and had $292.8 million (net of $7.2 million outstanding letters of credit) of funds available for borrowings under the Revolving Facility.

Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% Senior Notes. Interest on the Senior Notes is payable semi-annually on February 1st and August 1st of each year, which commenced on August 1, 2013. The notes will mature on February 1, 2019, at which time the entire $1,325.0 million will be due and payable. The proceeds from the issuance of the Senior Notes were used to repay all of the Company’s outstanding Term Loans and related refinancing fees and expenses.

The Company may redeem all or part of the Senior Notes at any time prior to August 1, 2015 by paying a make-whole premium, plus accrued and unpaid interest to the redemption date. The Company may redeem all or part of the Senior Notes at any time after August 1, 2015 at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed, to the applicable date of redemption, if redeemed during the twelve-month period beginning on of the year indicated below:

12-month period commencing August 1 in Year	Percentage
2015	104.375%
2016	102.188%
2017 and thereafter	100.000%

In addition, at any time prior to August 1, 2015, the Company may redeem up to 35% of the original principal amount of the notes at a redemption price equal to 108.750% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds that the Company raises in certain equity offerings. The Company may also redeem, during any 12-month period commencing from the issue date until August 1, 2015, up to 10% of the original principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In July 2014, using proceeds from the Company’s IPO (see Note L), the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, including a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million. As a result of this redemption, during the third quarter of 2014 the Company expects to incur a loss on the extinguishment of debt of approximately $7.4 million, which includes the above $4.0 million call premium and an approximately $3.4 million write-off of related unamortized debt issuance costs. The $132.5 million in aggregate principal amount of the Senior Notes was classified as a current liability within “Short-term borrowings and current portion of long-term debt” in the condensed consolidated balance sheet as of June 30, 2014. Pursuant to the Indenture, the Company may redeem another 10% of the original principal amount of the Senior Notes prior to August 1, 2015.

The Senior Notes rank equally in right of payment with all of the Company’s existing and future senior secured debt and pari passu with the Company and the Guarantors’ (as defined below) indebtedness that is secured by first-priority liens, including the Company’s Senior Secured Credit Facility (as defined above), to the extent of the value of the collateral securing such indebtedness and ranking senior in right of payment to all of the Company’s existing and future subordinated debt. However, claims under the Senior Notes effectively rank behind the claims of holders of debt, including interest, under the Senior Secured Credit Facility in respect of proceeds from any enforcement action with respect to the collateral or in any bankruptcy, insolvency or liquidation

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

proceeding. The Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future wholly-owned subsidiaries that guarantee the Senior Secured Credit Facility (other than the Company’s subsidiaries in France and Spain) (the “Guarantors”). The note guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior secured debt and senior in right of payment to all of the Guarantors’ existing and future subordinated debt. The notes are structurally subordinated to all of the liabilities of each of the Company’s subsidiaries that do not guarantee the notes.

The indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, subject to certain exceptions. If the Senior Notes are assigned an investment grade by the rating agencies and the Company is not in default, certain covenants will be suspended. If the ratings on the Senior Notes decline to below investment grade, the suspended covenants will be reinstated. As of June 30, 2014, the Company was in compliance with all debt covenant requirements under the indenture.

Fees and expenses incurred in connection with the issuance of Senior Notes were approximately $42.0 million, which were capitalized and included in “Deferred charges and other assets” in the condensed consolidated balance sheet, and are being amortized into “Interest expense, net” in the condensed consolidated statement of operations over the term of the Senior Notes using the effective interest rate method.

Accounts Receivable Securitization Facility

In May 2013, the Company amended its existing accounts receivable securitization facility (“Accounts Receivable Securitization Facility”) which increased its borrowing capacity from $160.0 million to $200.0 million, extended the maturity date to May 2016 and allows for the expansion of the pool of eligible accounts receivable to include previously excluded U.S. and Netherlands subsidiaries. As a result of the amendment, the Company incurred $0.7 million in fees, which were capitalized within “Deferred charges and other assets” in the condensed consolidated balance sheet and are being amortized into “Interest expense, net” in the condensed consolidated statement of operations using the straight-line method over the remaining term.

The Accounts Receivable Securitization Facility is subject to interest charges against the amount of outstanding borrowings as well as the amount of available, but undrawn borrowings. As a result of the amendment to the Accounts Receivable Securitization Facility, in regards to outstanding borrowings, fixed interest charges decreased from 3.25% plus commercial paper rates to 2.60% plus variable commercial paper rates. In regards to available, but undrawn borrowings, fixed interest charges decreased from 1.50% to 1.40%.

As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $199.8 million and $143.8 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

NOTE G—FOREIGN EXCHANGE FORWARD CONTRACTS

The Company manages its exposures to changes in foreign currency exchange rates where possible by paying expenses in the same currency in which we generate sales in a particular country as well as using derivative contracts which are not designated for hedge accounting treatment. During 2012, the Company entered into foreign exchange forward contracts with a notional U.S. dollar equivalent of $82.0 million that were not designated as hedging instruments in order to manage volatility in foreign currency exposures. As these foreign exchange forward contracts were not designated for hedge accounting treatment, changes in the fair value of underlying instruments are recognized in “Other expense, net” in the condensed consolidated statement of operations.

These contracts were settled in February and May 2013, with no new contracts entered since that time. The Company recognized losses of $1.0 million and $0.6 million during the three and six months ended June 30, 2013, respectively.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE H—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

Level 1—Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The following tables present the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2014 and December 31, 2013, respectively:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2014
Senior Notes	$—	$1,431,000	$1,431,000

Total fair value	$—	$1,431,000	$1,431,000

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2013
Senior Notes	$—	$1,366,406	$1,366,406

Total fair value	$—	$1,366,406	$1,366,406

There were no other significant financial instruments outstanding as of June 30, 2014 and December 31, 2013.

NOTE I—PROVISION FOR INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effective income tax rate	(13.9)%	(8.3)%	(195.0)%	(5.7)%

Provision for income taxes for the three and six months ended June 30, 2014 were $5.5 million, resulting in a negative effective tax rate of 13.9%, and $18.2 million, resulting in a negative effective tax rate of 195.0%, respectively. Provision for income taxes for the three and six months ended June 30, 2013 were $2.2 million, resulting in a negative effective tax rate of 8.3%, and $2.1 million, resulting in a negative effective tax rate of 5.7%, respectively.

The increase in provision for income taxes for the six months ended June 30, 2014 was primarily driven by the decrease in loss before income taxes from $35.7 million of loss for the six months ended June 30, 2013 to $9.3 million of loss for the six months ended June 30, 2014. During the periods ended June 30, 2013, the Company incurred a loss on extinguishment of debt of $20.7 million, which provided a $4.3 million tax benefit in those periods. This one time item did not recur in the periods ended June 30, 2014.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

Although the Company had losses before income taxes for the three and six months ended June 30, 2014, it generated losses of approximately $73.6 million and $97.2 million during these respective periods mostly within our holding companies incorporated in Luxembourg which did not provide a tax benefit as management does not believe that the Company will utilize these losses in the foreseeable future. Included in these losses were payments made during the three months ended June 30, 2014 of $32.5 million related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital of approximately $18.6 million (see Note N for further discussion on both of these payments). These non deductible expenses unfavorably impacted the effective tax rate during the three and six months ended June 30, 2014.

Offsetting the unfavorable impact to the effective tax rate was a tax benefit recognized for the three and six months ended June 30, 2014 as the Company effectively settled its 2010 and 2011 audit with the IRS and received a refund of $3.2 million in July 2014. As a result, the Company recorded a previously unrecognized tax benefit in the amount of $2.7 million, including penalties and interest, relating to its 2011 tax return filing. Additionally, the tax benefit generated from the Advisory Agreement termination fee noted above was $1.2 million for the periods ended June 30, 2014. No similar tax benefits were recorded in the periods ended June 30, 2013.

NOTE J—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. At June 30, 2014 and December 31, 2013, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the Styron sales and purchase agreement, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut, Dalton, Georgia, and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, Terneuzen, The Netherlands, and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

Inherent uncertainties exist in the Company’s potential environmental liabilities primarily due to unknown conditions whether future claims may fall outside the scope of the indemnity, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. In connection with the Company’s existing indemnification, the possibility is considered remote that environmental remediation costs will have a material adverse impact on the consolidated financial statements.

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from 1 to 7 years. In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the annual commitment as disclosed in the 2013 consolidated financial statements.

The Company has service agreements with Dow which contain fixed annual fees. See Note N for further discussion.

Litigation Matters

From time to time, the Company may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust/competition, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these routine claims, the Company does not believe that the ultimate resolution of these claims will have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

Legal costs, including those legal costs expected to be incurred in connection with a loss contingency, are expensed as incurred.

NOTE K—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Defined Benefit Pension Plans
Service cost	$3,529	$3,679	$7,044	$7,357
Interest cost	1,943	1,660	3,876	3,321
Expected return on plan assets	(624)	(428)	(1,245)	(856)
Amortization of prior service credit	(257)	(526)	(513)	(1,052)
Amortization of net loss	598	812	1,065	1,624

Net periodic benefit cost	$5,189	$5,197	$10,227	$10,394

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other Postretirement Plans
Service cost	$75	$71	$150	$141
Interest cost	78	65	156	131
Amortization of prior service cost	26	—	52	—
Amortization of net gain	(37)	—	(74)	—

Net periodic benefit cost	$142	$136	$284	$272

As of June 30, 2014 and December 31, 2013, the Company’s benefit obligations included in “Other noncurrent obligations” in the condensed consolidated balance sheets were $167.1 million and $163.2 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $2.7 million and $6.9 million during the three and six months ended June 30, 2014, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $9.1 million to its defined benefit plans for the remainder of 2014.

Affiliation Agreements and Successor Plans

A majority of Company employees are participants in various defined benefit pension and other postretirement plans which are administered and sponsored by Trinseo. In connection with the Acquisition, the Company and Dow entered into affiliation agreements in certain jurisdictions (the “Affiliation Agreements”) allowing employees who transferred from Dow to the Company as of June 17, 2010 to remain in the Dow operated pension plans (“Dow Plans”) until the Company established its own pension plans. The Affiliation Agreements ended on December 31, 2012. Effective January 1, 2013, all remaining employees of the Company who were previously participants of the Dow Plans in Switzerland and the Netherlands transferred to separately administered and sponsored pension plans of the Company (the “Successor Plans”). The benefit obligation and related plan assets in the Dow Plans belonging to the Company’s employees were transferred to the Successor Plans. As a result of the transfer, the Company recognized prior service credits and net losses of approximately $26.8 million and $1.4 million, respectively, in other comprehensive income for the six months ended June 30, 2013.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE L—STOCKHOLDERS’ EQUITY

On May 30, 2014, the Company amended its Articles of Association to effect a 1-for-436.69219 reverse split of its issued and outstanding common stock and to increase its authorized shares of common stock to 50.0 billion. Pursuant to the reverse split, every 436.69219 shares of the Company’s then issued and outstanding common stock was converted into one share of common stock. The reverse split did not change the par value of the Company’s common stock. The condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse split.

On June 17, 2014, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. The number of ordinary shares at closing included 1,500,000 of shares sold pursuant to the underwriters’ over-allotment option. The Company received cash proceeds of $203.2 million from this transaction, net of underwriting discounts. These net proceeds were used by the Company for: i) the July 2014 repayment of $132.5 million in aggregate principal amount of the 8.750% Senior Notes due 2019, together with accrued and unpaid interest thereon of $5.2 million and a call premium of $4.0 million (see Note F); ii) the payment of approximately $23.3 million in connection with the termination of the Advisory Agreement with Bain Capital (see Note N); iii) the payment of approximately $4.6 million of advisory, accounting, legal and printing expenses directly related to the offering which were recorded to additional paid-in capital in the condensed consolidated balance sheet; and iv) general corporate purposes.

NOTE M—STOCK-BASED COMPENSATION

Restricted Stock Awards

On June 17, 2010, Bain Capital Everest Manager Holding SCA, which we refer to as the “Parent”, authorized the issuance of up to 750,000 shares in time-based and performance-based restricted stock to certain key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent. With the adoption of the Company’s 2014 Omnibus Incentive Plan (see discussion below), no further grants will be issued under the Parent’s restricted stock awards plan.

Time-based Restricted Stock Awards

For the six month period ended June 30, 2014, there were no grants of time-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $2.2 million for each of the three months ended June 30, 2014 and 2013, respectively, and $4.7 million and $3.9 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $7.6 million of total unrecognized compensation cost related to time-based restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Performance-based Restricted Stock Awards

For the six month period ended June 30, 2014, there were no grants of performance-based restricted stock awards. In previous periods, the performance-based restricted stock awards contained provisions wherein vesting was subject to the full satisfaction of both time and performance vesting criterion. The performance component of the awards could only be satisfied if certain targets were achieved based on various returns realized by the Company’s shareholders on a change in control or an IPO. The time vesting requirements for the performance-based restricted stock generally vested in the same manner as the related time-based award. In previous periods, the Company has not recorded any compensation expense related to these awards as the likelihood of achieving the existing performance condition of a change in control or IPO was not deemed to be probable.

Prior to the completion of the Company’s IPO, on June 10, 2014 the Parent entered into agreements to modify the outstanding performance-based restricted stock awards held by the Company’s employees to remove the performance-based vesting condition associated with such awards related to the achievement of certain investment returns (while maintaining the requirement for a change in control or IPO). This modification also changed the time-based vesting requirement associated with such shares to provide that any shares which would have satisfied the time-based vesting condition previously applicable to such shares on or prior to June 30, 2017 will instead vest on June 30, 2017, subject to the holder remaining continuously employed by us through such date. Any such shares that are subject to a time-based vesting condition beyond June 30, 2017 will remain subject to the time-based vesting condition previously applicable to such awards. Henceforth, these awards will be described as the Company’s modified time-based restricted stock awards.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

On June 17, 2014, with the completion of the Company’s IPO, the remaining performance condition associated with these modified time-based restricted stock awards was achieved. As a result, the Company will now begin recognizing compensation expense related to these awards based on the vesting described above. However, the compensation expense related to these modified time-based restricted stock awards was not material for the six months ended June 30, 2014. As of June 30, 2014, there was $13.8 million of total unrecognized compensation cost related to these awards, which will be recognized over a weighted-average period of 3.2 years.

Management Retention Awards

During the year ended December 31, 2012, the Parent agreed to retention awards with certain officers. These awards generally vest over one to four years, and are payable upon vesting subject to the participant’s continued employment with the Company on the vesting date. Compensation expense related to these retention awards is equivalent to the value of the award, and is being recognized ratably over the applicable service period. Total compensation expense for these retention awards was $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $0.8 million in unrecognized compensation cost related to these retention awards. This cost is expected to be recognized over a period of 1.6 years.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s board of directors approved the Trinseo S.A. 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”), adopted on May 28, 2014, under which the maximum number of shares of common stock that may be delivered upon satisfaction of awards granted under such plan is 4.5 million shares. Following the IPO, all equity-based awards granted by the Company will be granted under the 2014 Omnibus Plan. The 2014 Omnibus Plan provides for awards of stock options, share appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. For a full description of all provisions of this plan, refer to the Company’s Registration Statement, to which the 2014 Omnibus Plan in full has been filed as an exhibit.

In connection with the IPO, two of the Company’s newly appointed independent directors (Messrs. Cote and De Leener) received a grant of 4,736 restricted stock units, respectively, under the 2014 Omnibus Plan with a grant date fair value of $0.1 million, which will vest in full on the first anniversary of the date of grant, subject to the director’s continued service as a member of the Company’s board through such date. For the three and six months ended June 30, 2014, the compensation expense related these restricted stock units was not material to the Company’s results of operations.

NOTE N—RELATED PARTY AND DOW TRANSACTIONS

In connection with the Acquisition, the Company entered into the Advisory Agreement wherein Bain Capital provides management and consulting services and financial and other advisory services to the Company. Pursuant to this agreement, we paid Bain Capital fees (including out-of-pocket expenses) of $0.8 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $2.0 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014 and pursuant to the terms of the Advisory Agreement, the Company paid $23.3 million of termination fees representing acceleration of the advisory fees for the remainder of the original term. The termination fee was paid in June 2014 using the proceeds from the IPO, and was recorded as an expense within “Selling, general and administrative expenses” in the condensed consolidated statements of operations for the three and six months ended June 30, 2014.

Bain Capital also provides advice pursuant to a 10-year Transaction Services Agreement with fees payable equaling 1% of the transaction value of each financing, acquisition or similar transaction. In connection with the IPO, Bain Capital received $2.2 million of transaction fees, which were recorded within “Additional paid-in-capital” on the condensed consolidated balance sheet as of June 30, 2014 (see Note L). Bain Capital also received fees of approximately $13.9 million related to the issuance of the Senior Notes and the amendment to the Senior Secured Credit Facility in January 2013, which were included in the financing fees capitalized and included in “Deferred charges and other assets” in the condensed consolidated balance sheet (see Note F for further discussion).

In connection with the Acquisition in 2010, certain of the Company’s affiliates entered into a latex joint venture option agreement (the “Latex JV Option Agreement”) with Dow, pursuant to which Dow was granted an irrevocable option to purchase 50% of the issued and outstanding interests in a joint venture to be formed by Dow and the Company’s affiliates with respect to the SB Latex business in Asia, Latin America, the Middle East, Africa, Eastern Europe, Russia and India. On May 30, 2014, the Company’s

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

affiliates entered into an agreement with Dow to terminate the Latex JV Option Agreement, Dow’s rights to the option, and all other obligations thereunder, in exchange for a termination payment of $32.5 million. This termination payment was made on May 30, 2014, and the termination of the Latex JV Option Agreement became effective as of such date. This termination payment was recorded as an expense within “Other expense, net” in the condensed consolidated statements of operations for the three and six months ended June 30, 2014.

NOTE O—SEGMENTS

The Company operates four segments under two principal business units. The Emulsion Polymers business unit includes a Latex segment and a Synthetic Rubber segment. The Plastics business unit includes a Styrenics segment and an Engineered Polymers segment.

The Latex segment produces styrene-butadiene latex (“SB latex”) primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications. The Synthetic Rubber segment produces synthetic rubber products used predominantly in tires, with additional applications in polymer modification and technical rubber goods, including conveyer and fan belts, hoses, seals and gaskets. The Styrenics and Engineered Polymers segments offer complementary plastics products with formulations developed for durable applications, such as consumer electronics, automotive and construction. Through these two segments, the Company provides a broad set of plastics product solutions to its customers.

	Emulsion Polymers		Plastics
Three Months Ended	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Corporate Unallocated	Total
June 30, 2014
Sales to external customers	$320,682	$164,926	$589,739	$265,588	$—	$1,340,935
Equity in earnings (losses) of unconsolidated affiliates	—	—	6,806	(1,428)	—	5,378
EBITDA(1)	24,818	37,034	27,168	5,116
Investment in unconsolidated affiliates	—	—	128,107	34,631	—	162,738
Depreciation and amortization	7,336	8,474	7,360	3,166	877	27,213
June 30, 2013
Sales to external customers	$344,962	$156,174	$597,327	$263,296	$—	$1,361,759
Equity in earnings (losses) of unconsolidated affiliates	—	—	9,246	(317)	—	8,929
EBITDA(1)	22,047	27,946	17,572	(2,922)
Investment in unconsolidated affiliates	—	—	113,695	37,282	—	150,977
Depreciation and amortization	6,660	7,407	7,306	1,792	768	23,933

	Emulsion Polymers		Plastics
Six Months Ended	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Corporate Unallocated	Total
June 30, 2014
Sales to external customers	$646,988	$341,639	$1,184,080	$527,360	$—	$2,700,067
Equity in earnings (losses) of unconsolidated affiliates	—	—	22,342	(2,014)	—	20,328
EBITDA(1)	50,331	80,134	69,435	2,757
Investment in unconsolidated affiliates	—	—	128,107	34,631	—	162,738
Depreciation and amortization	13,639	15,645	14,749	4,940	1,968	50,941
June 30, 2013
Sales to external customers	$701,718	$332,590	$1,199,297	$519,739	$—	$2,753,344
Equity in earnings (losses) of unconsolidated affiliates	—	—	12,378	(650)	—	11,728

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

	Emulsion Polymers		Plastics
Six Months Ended	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Corporate Unallocated	Total
EBITDA(1)	48,773	58,605	42,963	(3,717)
Investment in unconsolidated affiliates	—	—	113,695	37,282	—	150,977
Depreciation and amortization	13,471	14,439	14,904	3,473	1,513	47,800

(1)	Reconciliation of EBITDA to net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Segment EBITDA	$94,136	$64,643	$202,657	$146,624
Corporate unallocated	(73,492)	(32,886)	(95,631)	(68,470)
Less: Interest expense, net	32,602	33,738	65,420	66,046
Less: Provision for income taxes	5,450	2,150	18,200	2,050
Less: Depreciation and amortization	27,213	23,933	50,941	47,800

Net loss	$(44,621)	$(28,064)	$(27,535)	$(37,742)

Corporate unallocated includes certain corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses.

The primary measure of segment operating performance is EBITDA, which is defined as net income (loss) before interest, income taxes, depreciation and amortization. EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance. EBITDA is useful for analysis purposes; however, it should not be considered an alternative to the Company’s reported GAAP results, as there are limitations in using such financial measures. Other companies in the industry may define EBITDA differently than the Company, and as a result, it may be difficult to use EBITDA, or similarly-named financial measures, that other companies may use to compare the performance of those companies to the Company’s performance.

Asset and capital expenditure information is not accounted for at the segment level and consequently is not reviewed or included with the Company’s internal management reporting. Therefore, the Company has not disclosed asset and capital expenditure information for each reportable segment.

NOTE P—DIVESTITURES

EPS Divestiture

In June 2013, the Company’s board of directors approved the sale of its expandable polystyrene (“EPS”) business within the Company’s Styrenics segment, under a sale and purchase agreement which was signed in July 2013. The sale closed on September 30, 2013 and the Company received $15.2 million of sales proceeds during the third quarter of 2013, subject to a $0.7 million working capital adjustment, which was paid by the Company during the first quarter of 2014 and is reflected within investing activities in the condensed consolidated statement of cash flows the six months ended June 30, 2014.

EPS business results of operations were not classified as discontinued operations as the Company will have significant continuing cash flows as a result of a long-term supply agreement of styrene monomer to the EPS business, which was entered into contemporaneously with the sale and purchase agreement. The supply agreement will have an initial term of approximately 10 years from the closing date of the sale and will continue year-to-year thereafter. Under the supply agreement, we will supply a minimum of approximately 77 million pounds and maximum of approximately 132 million pounds of styrene monomer annually or equivalent to 70% to 100% of the EPS business’s historical production consumption.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

Livorno Land Sale

In April 2014, the Company completed the sale of a portion of land at its manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million). As a result, the Company recognized a gain on sale of $0.1 million within “Other expense, net” in the condensed consolidated statements of operations for the three and six months ended June 30, 2014. As of December 31, 2013, this land was classified as held-for-sale within the caption “Other current assets” in the condensed consolidated balance sheet.

NOTE Q—RESTRUCTURING

Restructuring in Engineered Polymers Business

During the second quarter of 2014, the Company announced a planned restructuring within its Engineered Polymers business to exit the commodity market for polycarbonate in North America and to terminate existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility. The Company also entered into a new long-term supply contract with a third party to supply polycarbonate in North America. These revised arrangements are expected to become operational in the fourth quarter of 2014. In addition, the Company has executed revised supply contracts for certain raw materials that are processed at its polycarbonate manufacturing facility in Stade, Germany, which is expected to take effect beginning January 1, 2015. These revised agreements are expected to facilitate improvements in future results of operations for the Engineered Polymers segment.

For the three and six months ended June 30, 2014, the Company recorded restructuring charges of $1.5 million relating to the accelerated depreciation of the related assets at Dow’s Freeport, Texas facility and other charges. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Engineered Polymers segment. The Company is likely to incur additional charges, not to exceed $10.0 million, in conjunction with the reimbursement of Dow’s expected decommissioning and demolition costs from its Freeport, Texas facility which will be expensed as incurred. Decommissioning and demolition is expected to commence in second half of 2014.

Altona Plant Shutdown

In July 2013, the Company’s board of directors approved the plan to close the Company’s latex manufacturing facility in Altona, Australia. This restructuring plan was a strategic business decision to improve the results of the overall Latex segment. The facility manufactured SB latex used in the carpet and paper markets. Production at the facility ceased in the third quarter of 2013, followed by decommissioning, with demolition expected throughout 2014. As a result of the plant closure, the Company recorded restructuring charges of $10.8 million for the year ended December 31, 2013 ($6.5 million of which were recorded in the three and six month periods ended June 30, 2013). These charges consisted of property, plant and equipment and other asset impairment charges, employee termination benefit charges, contract termination charges, and incurred decommissioning charges, of which approximately $4.8 million remained accrued on the Company’s consolidated balance sheet as of December 31, 2013. For the three and six months ended June 30, 2014, the Company recorded additional restructuring charges of approximately $1.5 million and $2.1 million, respectively, related to incremental employee termination benefit charges, contract termination charges, and decommissioning costs. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Latex segment. The remaining employee termination benefits, contract termination costs, and decommissioning costs are recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

The following table provides a rollforward of the liability balances associated with the Altona plant shutdown:

	Balance at December 31, 2013	Expenses	Deductions*	Balance at June 30, 2014
Employee termination benefit charges	$1,408	$302	$(1,327)	$383
Contract termination charges	3,388	1,409	(1,534)	3,263
Other**	26	548	(504)	70

Total	$4,822	$2,259	$(3,365)	$3,716

*	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.
**	Includes decommissioning charges primarily related to labor service costs.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE R—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Currency Translation Adjustment, Net	Employee Benefits, Net	Total
December 31, 2013	$116,146	$(27,768)	$88,378
Other comprehensive income (loss)	(10,352)	580	(9,772)

June 30, 2014	$105,794	$(27,188)	$78,606

December 31, 2012	$62,807	$(38,234)	$24,573
Other comprehensive income (loss)	(10,839)	20,132	9,293

June 30, 2013	$51,968	$(18,102)	$33,866

NOTE S—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of the Company’s common shares outstanding for the applicable period. Diluted earnings (loss) per share (“diluted EPS”) is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes unvested restricted shares. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table presents EPS and diluted EPS for the three and six months ended June 30, 2014 and 2013, respectively. These balances have been retroactively adjusted to give effect to the Company’s 1-for-436.69219 reverse stock split declared effective on May 30, 2014, discussed in Note L to the condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Earnings (losses):
Net loss available to common shareholders	$(44,621)	$(28,064)	$(27,535)	$(37,742)
Shares:
Weighted average common shares outstanding	38,912	37,270	38,096	37,270
Dilutive effect of restricted stock units*	—	—	—	—

Diluted weighted average shares outstanding	38,912	37,270	38,096	37,270

Loss per share:
Loss per share—basic and diluted	$(1.15)	$(0.75)	$(0.72)	$(1.01)

*	Refer to Note M for discussion of restricted stock units granted in June 2014 to certain Company directors. As net loss was reported for each of the above periods, potentially dilutive awards have not been included within the calculation of diluted EPS, as they would have an anti-dilutive effect.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE T—SUBSEQUENT EVENTS

In July 2014, using proceeds from the Company’s IPO, the Company redeemed $132.5 million in aggregate principal amount of its 8.750% Senior Notes due 2019. See Note F for additional information.

NOTE U—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the issuance of the Senior Notes by Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (the “Issuers”), this supplemental guarantor financial statement disclosure is included in accordance with Rule 3-10 of Regulation S-X. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, in each case, subject to certain exceptions, by Trinseo S.A. (the “Parent Guarantor”) and by certain subsidiaries (together, the “Guarantor Subsidiaries”).

Each of the Guarantor Subsidiaries is 100 percent owned by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the Senior Notes (together, the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries of the Senior Notes, excluding the Parent Guarantor, will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

The following supplemental condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10 of Regulation S-X:

•	the Condensed Consolidating Balance Sheets as of June 30, 2014 and December 31, 2013;

•	the Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; and

•	the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014 and 2013.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for its investments in 100 percent owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for the share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Condensed Consolidated Financial Statements presented and other notes related thereto contained within this Quarterly Report.

In connection with the preparation of the Issuers’ Registration Statement on Form S-4 (Registration No. 333-191460), and all related amendments (the “Form S-4”), the Company determined its subsidiary Styron Italia S.R.L. (“Styron Italy”), which had previously been a Guarantor Subsidiary of the Senior Notes, did not meet the “full and unconditional” guarantee requirements under Rule 3-10 of Regulation S-X (“Rule 3-10”) in order for this entity to be presented as a guarantor entity within the supplemental guarantor condensed consolidating financial statements. Therefore, the Company removed Styron Italy as a Guarantor Subsidiary under both the Indenture and Credit Agreement, through the provisions allowable under such agreements, in order to comply with Rule 3-10. The supplemental guarantor condensed consolidating financial statements presented below now reflect Styron Italy as a Non-Guarantor Subsidiary for all periods presented. The revision to the supplemental condensed consolidating statement of comprehensive income (loss) and statement of cash flows for the six month period ended June 30, 2013 are reflected below.

The Company also identified an incorrect presentation of an intercompany loan between an Issuer and Non-Guarantor Subsidiary in the supplemental condensed consolidating statement of cash flows for the six months ended June 30, 2013 presented in the Issuers’ initial Form S-4. The impact of this misclassification to the Issuers was a $4.0 million overstatement of cash flows from investing activities with an offsetting understatement of cash flow from financing activities and the impact to Non-Guarantor Subsidiaries was a $4.0 million reclassification between captions within cash flows from financing activities. This error did not change the total cash flows reported for either the Issuers or Non-Guarantor Subsidiaries and had no impact on the consolidated financial statements of the Company or any debt covenants. The revision to the supplemental condensed consolidating statement of cash flows for the six months ended June 30, 2013 is reflected below.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

The Company assessed the materiality of these items on its previously issued supplemental condensed consolidating financial information in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were not material to any prior period.

The impact of the revisions noted above is reflected in the following tables:

Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss):

	Parent Guarantor		Issuers		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Six Months Ended June 30, 2013
Net sales	$—	$—	$—	$—	$2,493,615	$2,492,478	$656,638	$766,674	$(396,909)	$(505,808)
Operating income (loss)	(5,266)	(5,266)	(1,983)	(1,983)	53,683	53,351	9,452	9,784	920	920
Net income (loss)	(37,742)	(37,742)	(23,328)	(23,328)	(10,013)	(10,006)	(1,484)	(1,673)	34,825	35,007

Supplemental Condensed Consolidating Statements of Cash Flows:

	Parent Guarantor		Issuers		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Six Months Ended June 30, 2013
Cash flows from operating activities	$(29)	$(29)	$61,692	$61,692	$(19,911)	$(17,783)	$(48,240)	$(50,368)	$—	$—
Cash flows from investing activities	—	—	—	(4,000)	(220,820)	(218,353)	3,660	1,193	200,809	204,809
Cash flows from financing activities	36	36	(90,003)	(86,003)	188,834	184,224	60,518	65,128	(200,809)	(204,809)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	June 30, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,857	$2,439	$267,815	$50,433	$—	$323,544
Accounts receivable, net	—	49	250,423	524,680	—	775,152
Intercompany receivables	—	505,580	1,349,191	134,327	(1,989,098)	—
Inventories	—	—	433,033	96,137	(2,975)	526,195
Deferred income tax assets	—	—	4,633	5,308	—	9,941
Other current assets	—	270	7,916	11,196	—	19,382

Total current assets	2,857	508,338	2,313,011	822,081	(1,992,073)	1,654,214

Investments in unconsolidated affiliates	—	—	162,738	—	—	162,738
Property, plant and equipment, net	—	—	456,142	130,278	—	586,420
Other assets
Goodwill	—	—	36,967	—	—	36,967
Other intangible assets, net	—	—	188,911	173	—	189,084
Investments in subsidiaries	508,555	1,291,864	626,186	—	(2,426,605)	—
Intercompany notes receivable— noncurrent	—	1,355,675	17,593	—	(1,373,268)	—
Deferred income tax assets—noncurrent	—	—	33,064	5,877	—	38,941
Deferred charges and other assets	14	44,581	26,824	687	646	72,752

Total other assets	508,569	2,692,120	929,545	6,737	(3,799,227)	337,744

Total assets	$511,426	$3,200,458	$3,861,436	$959,096	$(5,791,300)	$2,741,116

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$—	$132,500	$—	$9,555	$—	$142,055
Accounts payable	64	2,154	441,654	63,164	—	507,036
Intercompany payables	1,295	780,468	527,708	678,598	(1,988,069)	—
Income taxes payable	—	4	7,147	2,916	(34)	10,033
Deferred income tax liabilities	—	—	1,112	315	—	1,427
Accrued expenses and other current liabilities	458	57,009	61,361	15,217	—	134,045

Total current liabilities	1,817	972,135	1,038,982	769,765	(1,988,103)	794,596

Noncurrent liabilities
Long-term debt	—	1,192,500	2,528	—	—	1,195,028
Intercompany notes payable—noncurrent	—	—	1,343,860	29,408	(1,373,268)	—
Deferred income tax liabilities—noncurrent	—	2,441	21,428	8,753	—	32,622
Other noncurrent obligations	—	—	196,678	12,583	—	209,261

Total noncurrent liabilities	—	1,194,941	1,564,494	50,744	(1,373,268)	1,436,911

Commitments and contingencies (Note J)
Shareholders’ equity	509,609	1,033,382	1,257,960	138,587	(2,429,929)	509,609

Total liabilities and shareholders’ equity	$511,426	$3,200,458	$3,861,436	$959,096	$(5,791,300)	$2,741,116

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2	$954	$154,770	$40,777	$—	$196,503
Accounts receivable, net	—	—	272,745	444,739	(2)	717,482
Intercompany receivables	—	554,795	1,242,405	93,841	(1,891,041)	—
Inventories	—	—	439,952	93,019	(2,780)	530,191
Deferred income tax assets	—	—	5,077	4,743	—	9,820
Other current assets	—	3,954	4,386	14,410	—	22,750

Total current assets	2	559,703	2,119,335	691,529	(1,893,823)	1,476,746

Investments in unconsolidated affiliates	—	—	155,887	—	—	155,887
Property, plant and equipment, net	—	—	476,137	130,290	—	606,427
Other assets
Goodwill	—	—	37,273	—	—	37,273
Other intangible assets, net	—	—	171,352	162	—	171,514
Investments in subsidiaries	343,429	1,232,608	615,153	—	(2,191,190)	—
Intercompany notes receivable— noncurrent	—	1,359,637	17,739	—	(1,377,376)	—
Deferred income tax assets—noncurrent	—	—	36,260	6,678	—	42,938
Deferred charges and other assets	—	48,801	33,607	990	598	83,996

Total other assets	343,429	2,641,046	911,384	7,830	(3,567,968)	335,721

Total assets	$343,431	$3,200,749	$3,662,743	$829,649	$(5,461,791)	$2,574,781

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$—	$3,646	$—	$5,108	$—	$8,754
Accounts payable	—	2,570	436,147	70,378	(2)	509,093
Intercompany payables	158	763,022	550,741	576,354	(1,890,275)	—
Income taxes payable	—	—	9,407	276	—	9,683
Deferred income tax liabilities	—	—	784	2,119	—	2,903
Accrued expenses and other current liabilities	71	58,977	66,061	11,020	—	136,129

Total current liabilities	229	828,215	1,063,140	665,255	(1,890,277)	666,562

Noncurrent liabilities
Long-term debt	—	1,325,000	2,667	—	—	1,327,667
Intercompany notes payable—noncurrent	—	—	1,347,773	29,602	(1,377,375)	—
Deferred income tax liabilities—noncurrent	—	1,600	17,115	8,217	—	26,932
Other noncurrent obligations	—	—	198,479	11,939	—	210,418

Total noncurrent liabilities	—	1,326,600	1,566,034	49,758	(1,377,375)	1,565,017

Commitments and contingencies (Note J)
Shareholders’ equity	343,202	1,045,934	1,033,569	114,636	(2,194,139)	343,202

Total liabilities and shareholders’ equity	$343,431	$3,200,749	$3,662,743	$829,649	$(5,461,791)	$2,574,781

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,236,394	$358,624	$(254,083)	$1,340,935
Cost of sales	—	211	1,156,891	344,556	(253,133)	1,248,525

Gross profit	—	(211)	79,503	14,068	(950)	92,410
Selling, general and administrative expenses	2,590	16,444	49,108	6,066	—	74,208
Equity in earnings of unconsolidated affiliates	—	—	5,378	—	—	5,378

Operating income (loss)	(2,590)	(16,655)	35,773	8,002	(950)	23,580
Interest expense, net	—	31,628	328	646	—	32,602
Intercompany interest expense (income), net	3	(20,898)	18,031	2,861	3	—
Other expense (income)	727	23,894	101	5,441	(14)	30,149
Equity in loss (earnings) of subsidiaries	41,301	(23,627)	30,980	—	(48,654)	—

Income (loss) before income taxes	(44,621)	(27,652)	(13,667)	(946)	47,715	(39,171)
Provision for (benefit from) income taxes	—	1,017	4,019	741	(327)	5,450

Net income (loss)	$(44,621)	$(28,669)	$(17,686)	$(1,687)	$48,042	$(44,621)

Comprehensive income (loss)	$(53,212)	$(37,260)	$(26,536)	$(1,428)	$65,224	$(53,212)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,223,278	$393,342	$(254,861)	$1,361,759
Cost of sales	—	217	1,165,656	384,801	(254,424)	1,296,250

Gross profit	—	(217)	57,622	8,541	(437)	65,509
Selling, general and administrative expenses	3,112	272	45,994	5,396	—	54,774
Equity in earnings of unconsolidated affiliates	—	—	8,929	—	—	8,929

Operating income (loss)	(3,112)	(489)	20,557	3,145	(437)	19,664
Interest expense, net	—	31,830	1,258	650	—	33,738
Intercompany interest expense (income), net	2	(22,235)	18,990	3,182	61	—
Other expense (income)	2	(3,238)	11,290	4,144	(358)	11,840
Equity in loss (earnings) of subsidiaries	24,948	12,888	23,886	—	(61,722)	—

Income (loss) before income taxes	(28,064)	(19,734)	(34,867)	(4,831)	61,582	(25,914)
Provision for (benefit from) income taxes	—	—	3,268	(918)	(200)	2,150

Net income (loss)	$(28,064)	$(19,734)	$(38,135)	$(3,913)	$61,782	$(28,064)

Comprehensive income (loss)	$(9,149)	$(819)	$(20,060)	$(3,073)	$23,952	$(9,149)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Six Months Ended June 30, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$2,463,957	$705,921	$(469,811)	$2,700,067
Cost of sales	—	368	2,303,968	674,279	(469,587)	2,509,028

Gross profit	—	(368)	159,989	31,642	(224)	191,039
Selling, general and administrative expenses	5,296	17,130	91,184	10,628	—	124,238
Equity in earnings of unconsolidated affiliates	—	—	20,328	—	—	20,328

Operating income (loss)	(5,296)	(17,498)	89,133	21,014	(224)	87,129
Interest expense, net	—	63,216	641	1,563	—	65,420
Intercompany interest expense (income), net	5	(40,728)	34,678	6,013	32	—
Other expense (income)	727	20,806	(723)	10,248	(14)	31,044
Equity in loss (earnings) of subsidiaries	21,507	(59,013)	3,813	—	33,693	—

Income (loss) before income taxes	(27,535)	(1,779)	50,724	3,190	(33,935)	(9,335)
Provision for (benefit from) income taxes	—	1,017	13,201	4,057	(75)	18,200

Net income (loss)	$(27,535)	$(2,796)	$37,523	$(867)	$(33,860)	$(27,535)

Comprehensive income (loss)	$(37,307)	$(12,568)	$28,098	$(1,214)	$(14,316)	$(37,307)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Six Months Ended June 30, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$2,492,478	$766,674	$(505,808)	$2,753,344
Cost of sales	—	578	2,367,050	746,132	(506,728)	2,607,032

Gross profit	—	(578)	125,428	20,542	920	146,312
Selling, general and administrative expenses	5,266	1,405	83,805	10,758	—	101,234
Equity in earnings of unconsolidated affiliates	—	—	11,728	—	—	11,728

Operating income (loss)	(5,266)	(1,983)	53,351	9,784	920	56,806
Interest expense, net	—	62,561	2,477	1,008	—	66,046
Intercompany interest expense (income), net	3	(43,109)	36,756	6,346	4	—
Loss on extinguishment of long-term debt	—	20,744	—	—	—	20,744
Other expense (income)	(1)	3,661	(4,272)	6,501	(181)	5,708
Equity in loss (earnings) of subsidiaries	32,474	(22,688)	24,904	—	(34,690)	—

Income (loss) before income taxes	(37,742)	(23,152)	(6,514)	(4,071)	35,787	(35,692)
Provision for (benefit from) income taxes	—	176	3,492	(2,398)	780	2,050

Net income (loss)	$(37,742)	$(23,328)	$(10,006)	$(1,673)	$35,007	$(37,742)

Comprehensive income (loss)	$(28,449)	$(14,035)	$(1,585)	$(801)	$16,421	$(28,449)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(119)	$(54,821)	$18,723	$44,081	$—	$7,864
Cash flows from investing activities
Capital expenditures	—	—	(49,676)	(6,068)	—	(55,744)
Proceeds from the sale of property, plant and equipment	—	—	—	5,434	—	5,434
Payment for working capital adjustment from sale of business	—	—	(700)	—	—	(700)
Distributions from unconsolidated affiliates	—	—	978	—	—	978
Investments in subsidiaries	(196,400)	(10,000)	(7,226)	—	213,626	—
Intercompany investing activities	—	2,000	(89,900)	—	87,900	—

Cash provided by (used in) investing activities	(196,400)	(8,000)	(146,524)	(634)	301,526	(50,032)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	199,152	—	—	—	—	199,152
Intercompany short-term borrowings, net	222	67,924	21,670	(12,916)	(76,900)	—
Short-term borrowings, net	—	(3,646)	(140)	(25,616)	—	(29,402)
Contributions from parent companies	—	—	206,400	7,226	(213,626)	—
Proceeds from issuance of intercompany long-term debt	—	—	13,000	(2,000)	(11,000)	—
Proceeds from issuance of Accounts Receivable Securitization Facility	—	—	—	178,603	—	178,603
Repayments of Accounts Receivable Securitization Facility	—	—	—	(179,170)	—	(179,170)

Cash provided by (used in) financing activities	199,374	64,278	240,930	(33,873)	(301,526)	169,183
Effect of exchange rates on cash	—	28	(84)	82	—	26

Net change in cash and cash equivalents	2,855	1,485	113,045	9,656	—	127,041
Cash and cash equivalents—beginning of period	2	954	154,770	40,777	—	196,503

Cash and cash equivalents—end of period	$2,857	$2,439	$267,815	$50,433	$—	$323,544

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(29)	$61,692	$(17,783)	$(50,368)	$—	$(6,488)
Cash flows from investing activities
Capital expenditures	—	—	(25,174)	(3,948)	—	(29,122)
Proceeds from capital expenditures subsidy	—	—	6,575	—	—	6,575
Advance payment refunded	—	—	—	(2,711)	—	(2,711)
Distributions from unconsolidated affiliates	—	—	1,055	—	—	1,055
Intercompany investing activities	—	(4,000)	(200,809)	—	204,809	—
Decrease in restricted cash	—	—	—	7,852	—	7,852

Cash provided by (used in) investing activities	—	(4,000)	(218,353)	1,193	204,809	(16,351)

Cash flows from financing activities
Deferred financing fees	—	(46,284)	—	—	—	(46,284)
Intercompany short-term borrowings, net	36	(2,178)	184,355	18,596	(200,809)	—
Short-term borrowings, net	—	(3,541)	(131)	(14,176)	—	(17,848)
Proceeds from issuance of intercompany long-term debt	—	—	—	4,000	(4,000)	—
Repayments of Term Loans	—	(1,239,000)	—	—	—	(1,239,000)
Proceeds from issuance of Senior Notes	—	1,325,000	—	—	—	1,325,000
Proceeds from issuance of Accounts Receivable Securitization Facility	—	—	—	222,592	—	222,592
Repayments of Accounts Receivable Securitization Facility	—	—	—	(165,884)	—	(165,884)
Proceeds from the draw of revolving debt	—	405,000	—	—	—	405,000
Repayments on the revolving debt	—	(525,000)	—	—	—	(525,000)

Cash provided by (used in) financing activities	36	(86,003)	184,224	65,128	(204,809)	(41,424)
Effect of exchange rates on cash	—	31	(1,295)	(206)	—	(1,470)

Net change in cash and cash equivalents	7	(28,280)	(53,207)	15,747	—	(65,733)
Cash and cash equivalents—beginning of period	3	29,411	182,088	24,855	—	236,357

Cash and cash equivalents—end of period	$10	$1,131	$128,881	$40,602	$—	$170,624

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global materials company engaged in the manufacture and marketing of emulsion polymers and plastics, including various specialty and technologically differentiated products. We have leading market positions in many of the markets in which we compete. We believe we have developed these strong market positions due to our technological differentiation, diverse global manufacturing base, long-standing customer relationships, commitment to sustainable solutions and competitive cost positions. We believe that growth in overall consumer spending and construction activity, increased demand in the automotive industry for higher fuel efficiency and lighter-weight materials, and improving living standards in emerging markets will result in growth in the global markets in which we compete. In addition, we believe our increasing business presence in developing regions such as China, Southeast Asia, Latin America and Eastern Europe further enhances our prospects.

We develop emulsion polymers and plastics products that are incorporated into a wide range of our customers’ products throughout the world, including tires and other products for automotive applications, carpet and artificial turf backing, coated paper and packaging board, food service packaging, appliances, medical devices, consumer electronics and construction applications, among others. We seek to regularly develop new and improved products and processes, supported by our strong patent portfolio, designed to enhance our customers’ product offerings. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s production costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. We believe these product traits result in substantial customer loyalty for our products.

We operate in four reporting segments under two business units. Our Emulsion Polymers business unit includes our Latex reporting segment and our Synthetic Rubber reporting segment. Our Plastics business unit includes our Styrenics reporting segment and our Engineered Polymers reporting segment.

1st Quarter 2014 Highlights

In February 2014, the Company announced plans to add an additional 25 kMT of SB latex capacity at our facility in Zhangjiagang, China, which we expect to become operational in the second quarter of 2015 and will represent a 33% increase in our SB latex capacity in China. This expansion will allow us to capitalize on the expected growth in demand for latex in China’s paper and paperboard industry, forecast to grow in the next five years.

In March 2014, the Company entered into an agreement with material supplier JSR to acquire its current production capacity rights at the Company’s rubber production facility in Schkopau, Germany for a purchase price of €19.0 million (approximately $26.1 million). Prior to this agreement, JSR held 50% of the capacity rights of one of the Company’s three SSBR production trains in Schkopau. As a result, effective March 31, 2014, the Company had full capacity rights to this production train, enabling us to increase our capabilities to serve the global tire market.

2nd Quarter 2014 Highlights

In April 2014, the Company completed the sale of a portion of our land at our manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million). This sale had no significant impact on the ongoing operations of the Company, but provided an opportunity to generate additional cash flows for the Company.

Also in April 2014, the Company announced plans for the conversion of our nickel polybutadiene rubber (“Ni-PBR”) production train in Schkopau, Germany, to neodymium polybutadiene rubber (“Nd-PBR”), which we expect to be completed and operational in the fourth quarter of 2015. Nd-PBR is a synthetic rubber used mainly in the production of tires as well as in a variety of other applications such as industrial rubber goods and polymer modification. Nd-PBR in ultra-high performance tires allows for the increase of elasticity, endurance and durability which results in improved rolling resistance in tires. The Nd-PBR conversion will allow us to further grow our rubber business and broaden our product range.

On May 30, 2014, our affiliates entered into an agreement with Dow to terminate the Latex JV Option Agreement, eliminating Dow’s right to exercise their option, and all other obligations of the Company thereunder, in exchange for a termination payment thereon of $32.5 million.

During the second quarter of 2014, the Company announced a planned restructuring within our Engineered Polymers business to exit the commodity market for polycarbonate in North America and to terminate its existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility. The Company also entered into a new long-term supply contract with a third party to supply polycarbonate in North America. These revised arrangements are expected to become operational in the fourth quarter of 2014. In addition, the Company has executed revised supply contracts for certain raw materials that are processed at its polycarbonate manufacturing facility in Stade, Germany, which is expected to take effect beginning January 1, 2015. These revised agreements are expected to facilitate improvements in our future results of operations of our Engineered Polymers segment.

On June 17, 2014, the Company completed an initial public offering of 11,500,000 ordinary shares at a price of $19.00 per share, receiving cash proceeds of $203.2 million from this transaction, net of underwriting discounts. These net proceeds were primarily used by the Company to repay, in July 2014, $132.5 million in aggregate principal amount of our 8.750% Senior Notes due 2019 at a call premium of 103%, together with accrued and unpaid interest thereon, along with certain related contract termination and offering expenses and general corporate purposes.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,340.9	$1,361.8	$2,700.1	$2,753.3
Cost of sales	1,248.5	1,296.3	2,509.0	2,607.0

Gross profit	92.4	65.5	191.1	146.3
Selling, general and administrative expenses	74.2	54.8	124.2	101.2
Equity in earnings of unconsolidated affiliates	5.4	8.9	20.3	11.7

Operating income	23.6	19.6	87.2	56.8
Interest expense, net	32.6	33.7	65.4	66.0
Loss on extinguishment of long-term debt	—	—	—	20.7
Other expense, net	30.1	11.8	31.1	5.7

Loss before income taxes	(39.1)	(25.9)	(9.3)	(35.6)
Provision for income taxes	5.5	2.2	18.2	2.1

Net loss	$(44.6)	$(28.1)	$(27.5)	$(37.7)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.1%	95.2%	92.9%	94.7%

Gross profit	6.9%	4.8%	7.1%	5.3%
Selling, general and administrative expenses	5.5%	4.0%	4.6%	3.7%
Equity in earnings of unconsolidated affiliates	0.4%	0.7%	0.8%	0.4%

Operating income	1.8%	1.5%	3.3%	2.0%
Interest expense, net	2.4%	2.5%	2.4%	2.4%
Loss on extinguishment of long-term debt	0.0%	0.0%	0.0%	0.8%
Other expense, net	2.2%	0.9%	1.2%	0.2%

Loss before income taxes	(2.8)%	(1.9)%	(0.3)%	(1.4)%
Provision for income taxes	0.4%	0.2%	0.7%	0.1%

Net loss	(3.2)%	(2.1)%	(1.0)%	(1.5)%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Sales

Net sales for the three months ended June 30, 2014 decreased by $20.9 million, or 1.5%, to $1,340.9 million from $1,361.8 million in the three months ended June 30, 2013. Of the 1.5% decrease, 5.2% was due to lower selling prices, which was offset by a favorable currency impact of approximately 3.3%, as the U.S. dollar weakened compared to the euro, and a slight increase due to sales volume. The overall decrease in selling prices was primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and lower styrene monomer related costs to our Styrenics and Latex customers.

Cost of Sales

Cost of sales for the three months ended June 30, 2014 decreased by $47.8 million, or 3.7%, to $1,248.5 million from $1,296.3 million in the three months ended June 30, 2013. Of the 3.7% decrease, 8.1% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer and the impact of product mix, partially offset by an unfavorable currency impact of approximately 3.3% due to the weakening of the U.S. dollar compared to the euro and 1.1% slight increase in sales volume. The remaining variance is due to a slight decrease in manufacturing costs.

Gross Profit

Gross profit for the three months ended June 30, 2014 increased by $26.9 million, or 41.1%, to $92.4 million from $65.5 million in the three months ended June 30, 2013. The increase was primarily attributable to higher margin in the Styrenics and Engineered Polymers segments, with lower raw material cost, as well as higher volume to SSBR customers due to an improving Europe tire market.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2014 increased by $19.4 million, or 35.4%, to $74.2 million from $54.8 million in the three months ended June 30, 2013. The increase in SG&A expenses was primarily due to $23.3 million in termination fees paid related to the Advisory Agreement with Bain which we terminated upon consummation of the IPO on June 17, 2014, offset by higher restructuring charges incurred in the second quarter of 2013 related to the shutdown of our latex facility in Altona, Australia of approximately $6.5 million compared to the additional restructuring charges of $1.5 million during the second quarter of 2014. Other increases in expenses included salaries, incentives and other normal increases in operating costs. For more information regarding the Advisory Agreement termination fee and restructuring charges noted above, refer to Notes N and Q to the condensed consolidated financial statements.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2014 was $5.4 million compared to equity in earnings of $8.9 million for the three months ended June 30, 2013. AmSty equity earnings decreased to $6.8 million for the three months ended June 30, 2014 from $9.2 million for the three months ended June 30, 2013 while Sumika Styron had equity losses of $1.4 million for the three months ended June 30, 2014 and $0.3 million for the three months ended June 30, 2013, respectively. AmSty earnings decreased primarily due to decreases in Styrenics sales volume and increases in the cost of raw materials.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2014 was $32.6 million compared to $33.7 million for the three months ended June 30, 2013. This decrease in interest expense was primarily attributable to the lower average borrowings and outstanding balance on both the Revolving Facility and the Accounts Receivable Securitization Facility during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Other Expense, net

Other expense, net in the three months ended June 30, 2014 was $30.1 million, which included a $32.5 million termination payment made to Dow in connection with termination of the Latex JV Option Agreement as discussed in Note N in the condensed consolidated financial statements, offset by $2.1 million of foreign exchange transaction gains.

Other expense, net in the three months ended June 30, 2013 was $11.8 million, of which $7.6 million relates to foreign exchange transaction losses and $3.3 million was due to losses in connection with the sale of our Styrenics EPS business as discussed in Note P in the condensed consolidated financial statements.

Foreign exchange transaction gains and losses are primarily driven by the remeasurement of our euro denominated payables to the U.S. dollar.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended June 30, 2014 was $5.5 million, resulting in a negative effective tax rate of 13.9%. Provision for income tax for the three months ended June 30, 2013 was $2.2 million, resulting in a negative effective tax rate of 8.3%.

Although the Company had losses before income taxes of $39.2 million for the three months ended June 30, 2014, it generated losses of approximately $73.6 million mostly within our holding companies incorporated in Luxembourg which did not provide a tax benefit as management does not believe that the Company will utilize these losses in the foreseeable future. Included in these losses were payments made during the three months ended June 30, 2014 of $32.5 million related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital of approximately $18.6 million (see Note N to the condensed consolidating financial statements for further discussion on both of these payments).

Offsetting the unfavorable impact to the effective tax rate was a tax benefit recognized for the period ended June 30, 2014 as the Company effectively settled its 2010 and 2011 audit with the IRS and received a refund of $3.2 million in July 2014. As a result, the Company recorded a previously unrecognized tax benefit in the amount of $2.7 million, including penalties and interest, relating to its 2011 tax return filing. Additionally, the tax benefit generated from the Advisory Agreement termination fee noted above was $1.2 million for the three months ended June 30, 2014. No similar tax benefits were recorded in the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Sales

Net sales for the six months ended June 30, 2014 decreased by $53.2 million, or 1.9%, to $2,700.1 million from $2,753.3 million in the six months ended June 30, 2013. Of the 1.9% decrease, 5.3% was due to lower selling prices, which was offset by favorable currency impact of approximately 2.5% as the U.S. dollar weakened compared to the euro and slight increases in sales volume. The overall decrease in selling prices was primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and styrene monomer to our Styrenics and Latex customers.

Cost of Sales

Cost of sales for the six months ended June 30, 2014 decreased by $98.0 million, or 3.8%, to $2,509.0 million from $2,607.0 million in the six months ended June 30, 2013. Of the 3.8% decrease, 7.9% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, and the impact of product mix, partially offset by unfavorable currency impact of approximately 2.5% due to the weakening of the U.S. dollar compared to the euro and 1.6% slight increase in sales volume. The remaining variance was due to a slight increase in manufacturing costs in the first half of 2014.

Gross Profit

Gross profit for the six months ended June 30, 2014 increased by $44.8 million, or 30.6%, to $191.1 million from $146.3 million in the six months ended June 30, 2013. The increase was primarily attributable to higher volume to SSBR customers due to the improving tire market in Europe, as well as higher margin due to lower raw material costs.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2014 increased by $23.0 million, or 22.7%, to $124.2 million from $101.2 million in the six months ended June 30, 2013. The increase in SG&A expenses was primarily due to $23.3 million in termination fees paid related to the Advisory Agreement with Bain which terminated upon consummation of the IPO on June 17, 2014, and $1.5 million restructuring charges in connection with the restructuring part of our Engineered Polymers business to exit the commodity market for polycarbonate in North America. These increases were offset by higher restructuring charges incurred in the first half of 2013 of approximately $6.5 million related to the shutdown of our latex facility in Altona, Australia compared to the additional restructuring charges of $2.1 million in 2014. Other increases in expenses included salaries, incentives and other normal increases in operating costs. For more information regarding the Advisory Agreement termination fee and restructuring charges noted above, refer to Notes N and Q to the condensed consolidated financial statements.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2014 was $20.3 million compared to equity in earnings of $11.7 million for the six months ended June 30, 2013. AmSty equity earnings increased to $22.3 million for the six months ended June 30, 2014 from $12.4 million for the six months ended June 30, 2013 primarily due to stronger operating performance driven by improved market conditions. Sumika Styron had equity losses of $2.0 million for the six months ended June 30, 2014 and $0.7 million for the six months ended June 30, 2013, respectively.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2014 was $65.4 million compared to $66.0 million for the six months ended June 30, 2013. The decrease in interest expense is primarily attributable to the lower average borrowings and outstanding principal balances on both the Revolving Facility and the Accounts Receivable Securitization Facility during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Partially offsetting this decrease was increased interest expense on our Senior Notes, which were issued in late January 2013, which bear an interest rate of 8.75% compared to a 6.0% interest rate on the Term Loans during the month of January 2013.

Other Expense, net

Other expense, net in the six months ended June 30, 2014 was $31.1 million, which included a $32.5 million termination payment made to Dow in connection with termination of the Latex JV Option Agreement as discussed in Note N in the condensed consolidated financial statements, slightly offset by foreign exchange transaction gains of $1.7 million and other income.

Other expense, net in the six months ended June 30, 2013 was $5.7 million, of which $3.3 million was due to losses in connection with the sale of our Styrenics EPS business as discussed in Note P in the condensed consolidated financial statements. The remaining $2.4 million relates to foreign exchange transaction losses and other expenses.

Foreign exchange transaction gains and losses are primarily driven by the remeasurement of our euro denominated payables to the U.S. dollar.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the six months ended June 30, 2014 was $18.2 million, resulting in a negative effective tax rate of 195%. Provision for income taxes for the six months ended June 30, 2013 was $2.1 million, resulting in a negative effective tax rate of 5.7%.

The increase in provision for income taxes was primarily driven by the decrease in loss before income taxes from $35.7 million of loss for the six months ended June 30, 2013 to $9.3 million of loss for the six months ended June 30, 2014. During the period ended June 30, 2013, the Company incurred a loss on extinguishment of debt of $20.7 million, which provided a $4.3 million tax benefit. This one time item did not recur in the six month period ended June 30, 2014.

Although the Company had a loss before income taxes of $9.3 million for the period ended June 30, 2014, it generated losses of approximately $97.2 million mostly within our holding companies incorporated in Luxembourg which did not provide a tax benefit as management does not believe the Company will utilize these losses in the foreseeable future. As discussed above, these losses included payments made during the three months ended related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital. These non deductible expenses unfavorably impacted the effective tax rate during the period ended June 30, 2014.

Partially offsetting this unfavorable impact to the effective tax rate was a tax benefit recognized for the six months ended June 30, 2014 related to the settlement of prior period audits by the IRS as the Company effectively settled its 2010 and 2011 audit with the IRS and received a refund of $3.2 million in July 2014. As a result, the Company recorded a previously unrecognized tax benefit in the amount of $2.7 million, including penalties and interest, relating to its 2011 tax return filing. No similar tax benefits were recorded in the six months ended June 30, 2013.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net sales(1)
Latex segment	$320.7	$345.0	$647.0	$701.7
Synthetic Rubber segment	164.9	156.2	341.6	332.6
Styrenics segment	589.7	597.3	1,184.1	1,199.3
Engineered Polymers segment	265.6	263.3	527.4	519.7
Corporate unallocated(2)	—	—	—	—

Total	$1,340.9	$1,361.8	$2,700.1	$2,753.3

EBITDA(3)
Latex segment	$24.8	$22.1	$50.3	$48.8
Synthetic Rubber segment	37.0	27.9	80.1	58.6
Styrenics segment	27.2	17.5	69.4	43.0
Engineered Polymers segment	5.1	(2.9)	2.8	(3.7)
Corporate unallocated(2)	(73.5)	(32.8)	(95.6)	(68.5)

Total	$20.6	$31.8	$107.0	$78.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales(1)
Latex segment	23.9%	25.3%	24.0%	25.5%
Synthetic Rubber segment	12.3%	11.5%	12.7%	12.1%
Styrenics segment	44.0%	43.9%	43.9%	43.6%
Engineered Polymers segment	19.8%	19.3%	19.4%	18.8%
Corporate unallocated(2)	0.0%	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

EBITDA(3)
Latex segment	7.7%	6.4%	7.8%	7.0%
Synthetic Rubber segment	22.4%	17.9%	23.4%	17.6%
Styrenics segment	4.6%	2.9%	5.9%	3.6%
Engineered Polymers segment	1.9%	(1.1)%	0.5%	(0.7)%
Corporate unallocated(2)	(5.5)%	(2.4)%	(3.5)%	(2.5)%

Total	1.5%	2.3%	4.0%	2.8%

(1)	Inter-segment sales have been eliminated.
(2)	Corporate unallocated includes corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses. Percentages for corporate unallocated are based on total sales.
(3)	EBITDA is a non-GAAP financial measure that we refer to in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. We present EBITDA because we believe that it is useful for investors to analyze disclosures of our operating results on the same basis as that used by our management. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (such as interest expense), asset base (such as depreciation and amortization) and tax structure. See a reconciliation of net loss to EBITDA below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net loss	$(44.6)	$(28.1)	$(27.5)	$(37.7)
Interest expense, net	32.6	33.7	65.4	66.0
Provision for income taxes	5.5	2.2	18.2	2.1
Depreciation and amortization	27.1	24.0	50.9	47.8

EBITDA	$20.6	$31.8	$107.0	$78.2

There are limitations to using financial measures such as EBITDA. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net loss, which is determined in accordance with GAAP.

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the six months ended June 30, 2014, approximately half of our Latex segment’s net sales were generated in Europe, approximately 25% were generated in the United States and the remainder was generated in Asia and other geographies.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales for the three months ended June 30, 2014 decreased by $24.3 million, or 7.0%, to $320.7 million from $345.0 million in the three months ended June 30, 2013. Of the 7.0% decrease in net sales, 6.4% was due to lower selling prices primarily from the pass through of lower butadiene and styrene cost and 3.0% from lower sales volume driven by lower sales to the Europe and North America paper markets which were partially offset by higher sales to the Asia paper and North America carpet markets. Currency had a favorable impact of 2.4% as the U.S. dollar weakened compared to the euro.

EBITDA for the three months ended June 30, 2014 increased by $2.7 million, or 12.2%, to $24.8 million from $22.1 million in the three months ended June 30, 2013. The EBITDA increase was driven by a decrease in restructuring related charges of $5.0 million (see Note Q in the condensed consolidated financial statements) as well as a favorable currency impact of 2.1% as the U.S. dollar weakened compared to the euro. These favorable impacts were partially offset by a lower volume impact of 7.2% driven by lower sales to the Europe and North America paper markets.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net sales for the six months ended June 30, 2014 decreased by $54.7 million, or 7.8%, to $647.0 million from $701.7 million in the six months ended June 30, 2013. Of the 7.8% decrease in net sales, 6.8% was due to lower selling prices primarily from the pass through of lower butadiene and styrene cost and 2.9% from lower sales volume driven by lower sales to the Europe and North America paper markets. The volume impact was partially offset by a 1.8% favorable currency impact as the U.S. dollar weakened compared to the euro.

EBITDA for the six months ended June 30, 2014 increased by $1.5 million, or 3.1%, to $50.3 million from $48.8 million in the six months ended June 30, 2013. The EBITDA increase was driven by a decrease in restructuring related charges of $4.4 million (see Note Q in the condensed consolidated financial statements) as well as a favorable currency impact of 1.8% as the U.S. dollar weakened compared to the euro. Offsetting these increases was lower sales volume, driven by lower sales to the Europe and North America paper markets, which caused EBITDA to decrease by 6.8%.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While 100% of our sales were generated in Europe for the six months ended June 30, 2014, approximately 15% of these net sales were exported to Asia, 10% to Latin America and 6% to North America.

We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR and lithium polybutadiene rubber (“Li-PBR”), while also producing core products, such as emulsion styrene-butadiene rubber (“ESBR”), and Ni-PBR. Our synthetic rubber products are extensively used in tires, with an estimated 86% of our net sales from this segment in 2013 attributable to the tire market. We estimate that three quarters of these sales relate to replacement tires. Other applications for our synthetic rubber products include polymer modification and technical rubber goods.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales for the three months ended June 30, 2014 increased by $8.7 million, or 5.6%, to $164.9 million from $156.2 million in the three months ended June 30, 2013. Of the 5.6% increase in net sales, 14.0% was due to an increase in sales volume resulting from higher sales of SSBR to tire producers, plus a 4.4% increase in net sales due to a favorable currency impact as the U.S dollar weakened compared to the euro. These increases were partially offset by a decrease in net sales of 12.8% due to lower selling prices mostly from lower butadiene costs passed through to customers.

EBITDA for the three months ended June 30, 2014 increased by $9.1 million, or 32.6%, to $37.0 million from $27.9 million in the three months ended June 30, 2013. Higher volume, driven by an increase in SSBR sales, resulted in a 24.6% increase in EBITDA plus a favorable currency impact of approximately 5.7% as the U.S. dollar weakened compared to the euro.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net sales for the six months ended June 30, 2014 increased by $9.0 million, or 2.7%, to $341.6 million from $332.6 million in the six months ended June 30, 2013. Of the 2.7% increase in net sales, 13.9% was due to an increase in sales volume resulting from higher sales of SSBR to tire producers, plus a favorable currency impact of approximately 3.0% as the U.S dollar weakened compared to the euro. These increases were offset by lower selling prices due to the pass through of lower butadiene costs to customers, which decreased net sales by approximately 14.2%.

EBITDA for the six months ended June 30, 2014 increased by $21.5 million, or 36.7%, to $80.1 million from $58.6 million in the six months ended June 30, 2013. Higher volume and margins, driven by higher SSBR sales, increased EBITDA by approximately 42.8% plus a favorable currency impact of approximately 4.5% as the U.S. dollar weakened compared to the euro. These increases were partially offset by higher fixed costs which decreased EBITDA by approximately 10.6%.

Styrenics Segment

Our Styrenics segment includes polystyrene, acrylonitrile butadiene-styrene (“ABS”) and styrene-acrylonitrile (“SAN”) products, as well as our internal production and sourcing of styrene monomer, a raw material common in SB latex, synthetic rubber and styrenics products. We are a leading producer of polystyrene and mass ABS, or mABS, where we focus our efforts on differentiated applications such as the liners and encasements of appliances and consumer electronics including smartphones and tablets. Within these applications, we have worked collaboratively with customers to develop more advanced grades of plastics such as our high impact polystyrene (“HIPS”) and mABS products. These products offer superior properties, such as rigidity, insulation and colorability, and, in some cases, an improved environmental footprint compared to general purpose polystyrene or emulsion ABS. Our Styrenics segment also serves the packaging and construction end-markets, where we have launched a new general purpose polystyrene product for improved performance in foam insulation applications.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales for the three months ended June 30, 2014 decreased by $7.6 million, or 1.3%, to $589.7 million from $597.3 million in the three months ended June 30, 2013. Of the 1.3% decrease in net sales, 3.8% was driven by decreases in selling prices due primarily to the pass through of lower styrene cost to customers and approximately 1.3% was due to a decrease in sales volume. These decreases were partially offset by a favorable currency impact of approximately 3.8% as the U.S. dollar weakened compared to the euro.

EBITDA for the three months ended June 30, 2014 increased by $9.7 million, or 55.4%, to $27.2 million from $17.5 million in the three months ended June 30, 2013. Of the 55.4% increase, 44.3% was driven by higher margins due to lower raw material and utility costs compared to the three months ended June 30, 2013. In addition, 18.9% of the increase was due to lower fixed costs, 18.5% was due to an impairment loss in the prior year in connection with the sale of our EPS business, and 8.1% was due to favorable currency impacts as the U.S. dollar weakened compared to the euro. These increases were offset by lower volumes, which reduced EBITDA by 20.8% and a decrease of $2.4 million in equity earnings from our AmSty joint venture, which reduced EBITDA by 13.9%.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net sales for the six months ended June 30, 2014 decreased by $15.2 million, or 1.3%, to $1,184.1 million from $1,199.3 million in the six months ended June 30, 2013. Of the 1.3% decrease in net sales, 3.2% was driven by decreases in selling prices due to the pass through of lower styrene cost to customers and approximately 0.9% was due to a decrease in sales volume. These decreases were partially offset by a 2.8% favorable currency impact to our net sales as the U.S. dollar weakened compared to the euro.

EBITDA for the six months ended June 30, 2014 increased by $26.4 million, or 61.4%, to $69.4 million from $43.0 million in the six months ended June 30, 2013. Of the 61.4% increase, 29.2% was driven by higher margins due to lower raw material and utility costs compared to the six months ended June 30, 2013. In addition, 23.2% of the increase was due to equity earnings from our AmSty joint venture which increased by $10.0 million during the six months ended June 30, 2014, and 20.8% was due to lower fixed costs, driven by the EPS divestiture and continued cost management. These increases were offset by lower volumes, which reduced EBITDA by 16.4%.

Engineered Polymers Segment

We are a leading producer of engineered polymers. Our products are predominantly used in the automotive, consumer electronics, construction, and medical device markets. We are focused on differentiated products which we produce in our polymer and compounds and blends manufacturing facilities located across Europe, Asia, North America and Latin America. We believe that the strategic locations of these facilities combined with close customer collaboration offers us a strategic advantage in serving our customers. Many of our polycarbonate (“PC”) products and more than half of our compounds and blends products are differentiated based on their physical properties, performance and aesthetic advantages. Our history of innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We have established a strong market presence in the global automotive and electronics sector, targeting both component suppliers and final product manufacturers. Our Engineered Polymers segment also compounds and blends our PC and mABS plastics into differentiated products for customers within these sectors, as well as into compounds of polypropylene. We have also developed compounds containing post-consumer recycle polymers to respond to what we believe is a growing need for some customers to include recycled content in their products. We are currently focused on reducing costs in order to improve our competitiveness in polycarbonate.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales for the three months ended June 30, 2014 increased by $2.3 million, or 0.9%, to $265.6 million from $263.3 million in the three months ended June 30, 2013. The 0.9% increase in net sales was due to favorable currency impact of approximately 3.0% as the U.S. dollar weakened compared to the euro plus a slight increase in sales volume of approximately 0.1%, offset by a selling price decrease of approximately 2.2% due to the pass through of lower raw material and a continued competitive environment in the polycarbonate market.

EBITDA for the three months ended June 30, 2014 increased by $8.0 million, or 275.9%, to $5.1 million from $(2.9) million in the three months ended June 30, 2013. This increase was primarily due to higher margins in the second quarter of 2014 from sales of our compounds and blends products to the automotive and electronic markets.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net sales for the six months ended June 30, 2014 increased by $7.7 million, or 1.5%, to $527.4 million from $519.7 million in the six months ended June 30, 2013. The 1.5% increase in net sales was due to a favorable currency impact of 2.3% as the U.S. dollar weakened compared to the euro plus increased sales volume of approximately 1.5% from higher sales to the Europe, North America, and Asia automotive markets as well as the Asia electronics market. These increases were partially offset by a 2.3% decrease in selling prices primarily due to the pass through of lower raw materials costs and continued competitive challenges in the polycarbonate market.

EBITDA for the six months ended June 30, 2014 increased by $6.5 million, or 175.7%, to $2.8 million from $(3.7) million in the six months ended June 30, 2013. This increase was primarily due to higher margins in the first half of 2014 from sales of our compounds and blends products to the automotive and electronic markets.

Other Important Performance Measures

We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation provides investors with a useful analytical indicator of our performance and of our ability to service our indebtedness.

We define Adjusted EBITDA as income (loss) from continuing operations before interest expense, net; income tax provision; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; advisory fees paid to affiliates of Bain Capital; gains or losses on the dispositions of businesses and assets; restructuring and other non-recurring items. We describe these other costs in more detail below.

We present Adjusted EBITDA excluding inventory revaluation in order to facilitate the comparability of results from period to period by adjusting cost of sales to reflect the cost of raw material during the period, which is often referred to as the replacement cost method of inventory valuation. We believe this measure minimizes the impact of raw material purchase price volatility in evaluating our performance. Our approach to calculating inventory revaluation is intended to represent the difference between the results under the FIFO and the replacement cost methods. However, our calculation could differ from the replacement cost method if the monthly raw material standards are different from the actual raw material prices during the month and production and purchase volumes differ from sales volumes during the month. These factors could have a significant impact on the inventory revaluation calculation.

There are limitations to using financial measures such as Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation. These performance measures are not intended to represent cash flow from operations as defined by GAAP and should not be used as alternatives to net income (loss) as indicators of operating performance or to cash flow as measures of liquidity. Other companies in our industry may define Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation differently than we do. As a result, it may be difficult to use these or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of these performance measures to our net income (loss), which is determined in accordance with GAAP.

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net loss	$(44.6)	$(28.1)	$(27.5)	$(37.7)
Interest expense, net	32.6	33.7	65.4	66.0
Provision for income taxes	5.5	2.2	18.2	2.1
Depreciation and amortization	27.1	24.0	50.9	47.8

EBITDA(a)	$20.6	$31.8	$107.0	$78.2
Loss on extinguishment of long-term debt	—	—	—	20.7
Asset impairment charges or write-offs (b)	—	0.7	—	0.7
Net loss on disposition of businesses and assets (c)	—	3.2	—	3.2
Restructuring and other charges (d)	2.1	6.5	2.7	6.5
Fees paid pursuant to advisory agreement (e)	24.2	1.2	25.4	2.4
Other non-recurring items (f)	32.5	—	32.5	1.1

Adjusted EBITDA	$79.4	$43.4	$167.6	$112.8
Inventory revaluation	(2.6)	26.2	(8.2)	26.0

Adjusted EBITDA, excluding inventory revaluation (g)	$76.8	$69.6	$159.4	$138.8

(a)	We refer to EBITDA in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income (loss), which is determined in accordance with GAAP. See the “Selected Segment Information” for further detail.
(b)	Asset impairment charges or write-offs for the three and six months ended June 30, 2013 includes the impairment of land at our manufacturing site in Livorno, Italy, prior to its eventual sale.

(c)	Net loss on disposition of businesses or assets for the three and six months ended June 30, 2013 related to a loss on sale of the Company’s expandable polystyrene business, which was approved by the Company’s board of directors in June 2013 and closed in September 2013, as discussed in Note P in the condensed consolidated financial statements.
(d)	Restructuring and other charges for the three and six months ended June 30, 2014 and June 30, 2013, were incurred primarily in connection with the shutdown of our latex manufacturing plant in Altona, Australia. See Note Q in the condensed consolidated financial statements for further discussion.
(e)	Represents fees paid under the terms of our Advisory Agreement with Bain Capital. For the three and six months ended June 30, 2014, this includes a charge of $23.3 million for fees incurred in connection with the termination of the Advisory Agreement, pursuant to its terms, upon consummation of the Company’s IPO in June 2014. See Note N in the condensed consolidated financial statements for further discussion.
(f)	Other non-recurring items incurred for the three and six months ended June 30, 2014 include a one-time $32.5 million termination payment made to Dow in connection with the termination of our Latex JV Option Agreement. See Note N in the condensed consolidated financial statements for further discussion.
(g)	See the discussion above this table for a description of Adjusted EBITDA excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2014 and 2013, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended June 30,
(in millions)	2014	2013
Net cash provided by (used in):
Operating activities	$7.8	$(6.5)
Investing activities	(50.0)	(16.3)
Financing activities	169.2	(41.4)
Effect of exchange rates on cash*	—	(1.5)

Net change in cash and cash equivalents	$127.0	$(65.7)

*	For the six months ended June 30, 2014, the effect of exchange rates on cash was less than $0.1 million.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014 totaled $7.8 million, with net cash used in operating assets and liabilities totaling $25.2 million. The most significant components of the changes in operating assets and liabilities for the six months ended June 30, 2014 of $25.2 million was an increase in accounts receivable of $59.9 million, offset by an increase in accounts payable and other current liabilities of $34.0 million. The increase in accounts receivable is primarily due to higher sales during the second quarter of 2014, compared to the fourth quarter of 2013. Our accounts payable and other current liabilities increased mainly due to the purchase of raw materials and the timing of payments. Our operating cash flow for the six months ended June 30, 2014 was negatively impacted by two significant one-time cash payments in the second quarter of 2014 totaling approximately $55.8 million related to the termination of our Latex JV Option Agreement with Dow and our Advisory Agreement with Bain Capital. Refer to Note N of the condensed consolidated financial statements for further details.

Net cash used in operating activities during the six months ended June 30, 2013 totaled $6.5 million, with net cash used in operating assets and liabilities totaling $40.0 million. The most significant components of the changes in operating assets and liabilities for the six months ended June 30, 2013 of $40.0 million were increases in accounts receivable of $109.9 million, offset by an increase in accounts payable and other current liabilities of $21.3 million and a decrease in inventory of $53.8 million. The increase in accounts receivable reflects an increase in sales during the period ended June 30, 2013, when compared to the sales in the period ended December 31, 2012, driven by higher sales volume. Inventory decreased due to higher inventory at the end of 2012 as a result of our rubber capacity expansion project placed in operation in the fourth quarter of 2012 and higher volume sold during the first half of 2013. Our accounts payable and other current liabilities increased mainly due to timing of payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 totaled $50.0 million consisting primarily of capital expenditures of $55.7 million, of which approximately $26.1 million (€19.0 million) was related to the Company’s acquisition of production capacity rights from JSR at its rubber production facility in Schkopau, Germany. These investing activities were partially offset by cash proceeds of $5.4 million from the sale of a portion of land at our manufacturing site in Livorno, Italy.

Net cash used in investing activities for the six months ended June 30, 2013 totaled $16.3 million consisting primarily of capital expenditures of $22.5 million during the period, net of proceeds from a government subsidy of $6.6 million related to our capital expansion project at our rubber facility in Schkopau, Germany. These investing activities were offset by cash proceeds from our accounts receivable securitization facility released from restrictions.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 totaled $169.2 million. During the period, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. As a result, the Company received net cash proceeds from the issuance of common stock of $199.2 million, which is net of underwriting discounts as well as advisory, accounting, and legal expenses directly related to the offering. In addition, we had net repayments of short-term borrowings of $29.4 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. We also continue to utilize our Accounts Receivable Securitization Facility to fund our working capital requirements. For the six months ended June 30, 2014, we had borrowings from our Accounts Receivable Securitization Facility of $178.6 million and repayments of $179.2 million, resulting in net repayments of $0.6 million due to changes in foreign currency exchange rates, as a portion of our borrowings under the Accounts Receivable Securitization Facility originate in euros.

Net cash used in financing activities during the six months ended June 30, 2013 totaled $41.4 million. During the period, we repaid our outstanding term loans of $1,239.0 million using the proceeds from the issuance of $1,325.0 million in senior secured notes issued in January 2013. In connection with the issuance of the senior secured notes and amendment to our senior secured credit facility, we paid approximately $46.3 million of refinancing fees. In addition, during the period, we continued to utilize our revolving credit facility and our accounts receivable securitization facility to fund our working capital requirements. During the six months ended June 30, 2013, our borrowings and repayments to our revolving facility were $405.0 million and $525.0 million, respectively, and we had net proceeds from our accounts receivable securitization facility of $56.7 million.

Indebtedness and Liquidity

The following table outlines our outstanding indebtedness as of June 30, 2014 and December 31, 2013 and the associated interest expense, including amortization of deferred financing fees and debt discounts, and effective interest rates for such borrowings as of June 30, 2014 and December 31, 2013. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Six Months Ended June 30, 2014			As of and for the Year Ended December 31, 2013
(dollars in millions)	Balance	Effective Interest Rate	Interest Expense	Balance	Effective Interest Rate	Interest Expense
Senior Secured Credit Facility
Term Loans	$—	n/a	$—	$—	n/a	$8.0
Revolving Facility	—	0%	2.3	—	6.6%	5.7
Senior Notes	1,325.0	8.8%	60.9	1,325.0	8.8%	111.9
Accounts Receivable Securitization Facility	—	2.7%	2.1	—	3.1%	5.6
Other Indebtedness	12.1	1.2%	0.1	11.4	1.6%	0.1

Total	$1,337.1		$65.4	$1,336.4		$131.3

Senior Secured Credit Facility

In January 2013, the Company amended its Senior Secured Credit Facility to, among other things, increase its Revolving Facility borrowing capacity from $240.0 million to $300.0 million, decrease the borrowing rate of the Revolving Facility through a decrease in the applicable margin rate from 4.75% to 3.00% as applied to base rate loans (which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined therein)), or 5.75% to 4.00% as applied to LIBO rate loans (which shall bear interest at a rate per annum equal to the LIBO rate plus the applicable margin and the mandatory cost (as defined therein), if applicable), and extend the maturity date to January 2018. Concurrently, the Company repaid its then outstanding Term Loans of $1,239.0 million using the proceeds from its sale of $1,325.0 million aggregate principal amount of the 8.750% Senior Notes issued in January 2013.

This amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of June 30, 2014, the Company was in compliance with all debt covenant requirements under the Senior Secured Credit Facility.

There were no amounts outstanding under the Revolving Facility as of June 30, 2014. Available borrowings under the Revolving Facility totaled $292.8 million (net of $7.2 million of outstanding letters of credit) as of June 30, 2014.

Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% Senior Notes. Interest on the Senior Notes is payable semi-annually on February 1st and August 1st of each year, which commenced on August 1, 2013. The notes will mature on February 1, 2019, at which time the entire $1,325.0 million will be due and payable. The proceeds from the issuance of the Senior Notes were used to repay all of the Company’s outstanding Term Loans and related refinancing fees and expenses.

The Company may redeem all or part of the Senior Notes at any time prior to August 1, 2015 by paying a make-whole premium, plus accrued and unpaid interest to the redemption date. The Company may redeem all or part of the Senior Notes at any time after August 1, 2015 at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed, to the applicable date of redemption, if redeemed during the twelve-month period beginning on of the year indicated below:

12-month period commencing August 1 in Year	Percentage
2015	104.375%
2016	102.188%
2017 and thereafter	100.000%

In addition, at any time prior to August 1, 2015, the Company may redeem up to 35% of the original principal amount of the notes at a redemption price equal to 108.750% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds that the Company raises in certain equity offerings. The Company may also redeem, during any 12-month period commencing from the issue date until August 1, 2015, up to 10% of the original principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In July 2014, using proceeds from the Company’s IPO (see Note L to the condensed consolidated financial statements), the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, including a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million. As a result of this redemption, during the third quarter of 2014 the Company expects to incur a loss on the extinguishment of debt of approximately $7.4 million, which includes the above $4.0 million call premium and approximately $3.4 million to write-off related unamortized debt issuance costs. The $132.5 million in aggregate principal amount of the Senior Notes was classified as a current liability within “Short-term borrowings and current portion of long-term debt” in the condensed consolidated balance sheet as of June 30, 2014. Pursuant to the Indenture, the Company may redeem another 10% of the original principal amount of the Senior Notes prior to August 1, 2015.

The Senior Notes rank equally in right of payment with all of the Company’s existing and future senior secured debt and pari passu with the Company and the Guarantors’ (as defined below) indebtedness that is secured by first-priority liens, including the Company’s Senior Secured Credit Facility (as defined above), to the extent of the value of the collateral securing such indebtedness and ranking senior in right of payment to all of the Company’s existing and future subordinated debt. However, claims under the Senior Notes effectively rank behind the claims of holders of debt, including interest, under our Senior Secured Credit Facility in respect of proceeds from any enforcement action with respect to the collateral or in any bankruptcy, insolvency or liquidation proceeding. The Senior Notes are unconditionally guaranteed on a senior secured basis by each of our existing and future wholly-owned subsidiaries that guarantee our Senior Secured Credit Facility (other than our subsidiaries in France and Spain) (the “Guarantors”). The note guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior secured debt and senior in right of payment to all of the Guarantors’ existing and future subordinated debt. The notes are structurally subordinated to all of the liabilities of each of our subsidiaries that do not guarantee the notes.

The indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, subject to certain exceptions. If the Senior Notes are assigned an investment grade by the rating agencies and the Company is not in default, certain covenants will be suspended. If the ratings on the Senior Notes decline to below investment grade, the suspended covenants will be reinstated. As of June 30, 2014, the Company was in compliance with all debt covenant requirements under the indenture.

Accounts Receivable Securitization Facility

In May 2013, the Company amended its existing Accounts Receivable Securitization Facility, which increased its borrowing capacity from $160.0 million to $200.0 million, extended the maturity date to May 2016 and allows for the expansion of the pool of eligible accounts receivable to include previously excluded U.S. and Netherlands subsidiaries. The Accounts Receivable Securitization Facility is subject to interest charges against the amount of outstanding borrowings as well as the amount of available, but undrawn borrowings. As a result of the amendment to our Accounts Receivable Securitization Facility, in regards to outstanding borrowings, fixed interest charges decreased from 3.25% plus commercial paper rates to 2.60% plus variable commercial paper rates. In regards to available, but undrawn borrowings, fixed interest charges decreased from 1.50% to 1.40%.

As of June 30, 2014, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $199.8 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

Other Indebtedness

As of June 30, 2014, we had $9.6 million of outstanding borrowings under our short-term revolving credit facility through our subsidiary in China that provides for up to $15.0 million of uncommitted funds available for borrowings, subject to the availability of collateral. The facility is subject to annual renewal.

Our Senior Secured Credit Facility limits our foreign working capital facilities to an aggregate principal amount of $75.0 million and further limits our foreign working capital facilities in certain jurisdictions in Asia, including China, to an aggregate principal amount of $25.0 million, except as otherwise permitted by the Senior Secured Credit Facility.

Capital Resources and Liquidity

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Secured Credit Facility and the Accounts Receivable Securitization Facility. We believe, based on our current level of operations, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.

Our liquidity requirements are significant due to our highly leveraged nature, as well as our working capital requirements. As of June 30, 2014, we had $1,337.1 million in outstanding indebtedness and $859.6 million in working capital. As of December 31, 2013, we had $1,336.4 million in outstanding indebtedness and $810.2 million in working capital. As of June 30, 2014 and December 31, 2013, we had $86.2 million and $74.0 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As discussed above, in January 2013, we repaid our outstanding Term Loans of $1,239.0 million through issuance of $1,325.0 million in Senior Notes. Concurrently, with this repayment, we amended our Senior Secured Credit Facility to increase our Revolving Facility borrowing capacity from $240.0 million to $300.0 million. Also, in May 2013, we amended our Accounts Receivable Securitization Facility to increase our borrowing capacity from $160.0 million to $200.0 million, extend the maturity date to May 2016, and expand the pool of eligible accounts receivable to include previously excluded U.S. and Netherlands subsidiaries. These amendments to our facilities provide for additional liquidity resources for us.

Also noted above, in July 2014, using proceeds from the Company’s IPO, the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, at a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million.

Our ability to raise additional financing and our borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios.

We and our subsidiaries, affiliates or significant direct or indirect shareholders may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions, exchange transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Secured Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future. As of June 30, 2014 and December 31, 2013, we were in compliance with all the covenants and default provisions under our credit arrangements.

We believe that funds provided by operations, our existing cash and cash equivalent balances, borrowings available under our Revolving Facility and borrowings available under our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. However, if we were to undertake any significant acquisitions or investments, it may be necessary for us to obtain additional debt or equity financings. We may not be able to obtain such financing on reasonable terms, or at all.

Contractual Obligations and Commercial Commitments

Other than the impact of payments related to the termination of our Advisory Agreement with Bain Capital and the redemption of $132.5 million in Senior Notes in July 2014 in connection with the IPO (discussed in Notes N and F to the condensed consolidated financial statements, respectively), there have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Registration Statement.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses at the date of and during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We describe our significant accounting policies in Note B, Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in our Registration Statement, while we discuss our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Registration Statement.

There have been no material revisions to the critical accounting policies as filed in our Registration Statement.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note B to our condensed consolidated financial statements, included elsewhere within this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Registration Statement, we are exposed to changes in interest rates and foreign currency exchange rates as well as changes in the prices of certain commodities that we use in production. There have been no material changes in our exposure to market risks from the information provided within our Registration Statement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. We currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors disclosed below related to our ordinary shares as well those related to our business and industry which have been previously disclosed in our Registration Statement under “Risk Factors- Risks relating to our Business and our Industry”, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Ordinary Shares

We are a “controlled company” within the meaning of the New York Stock Exchange listing rules and, as a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

Bain Capital Everest Manager Holding S.C.A. (our “Parent”) controls a majority of the voting power of our outstanding equity. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We intend to utilize these exemptions. As a result, we may not have a majority of independent directors, our compensation committee will not consist entirely of independent directors and the board committees will not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Our Parent, however, is not subject to any contractual obligation to retain its controlling interest, except that it has agreed, subject to certain exceptions, not to sell or otherwise dispose of any ordinary shares or other equity securities or other securities exercisable or convertible therefore through December 8, 2014 without the prior written consent of Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC. Except for this brief period, there can be no assurance as to the period of time during which the Parent will maintain its ownership of our ordinary shares following the offering.

Our share price could be extremely volatile, and, as a result, you may not be able to resell your ordinary shares at or above the price you paid for them.

Prior to our initial public offering, there has not been a public market for our ordinary shares. An active public market for our ordinary shares may not develop or be sustained. In addition, the stock market in general has been highly volatile. As a result, the market price of our ordinary shares is likely to be similarly volatile, and investors in our ordinary shares may experience a decrease, which could be substantial, in the value of their ordinary shares, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our ordinary shares could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Quarterly Report and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.

Our board of directors, or Board, has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued ordinary shares, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred equity. Issuances of ordinary shares or voting preferred stock would reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

There may be future sales of a substantial amount of our ordinary shares by our current shareholders, and these sales could cause the price of our ordinary shares to fall.

As of August 8, 2014, there were 48,769,567 ordinary shares outstanding. Of our issued and outstanding ordinary shares, all of the ordinary shares sold in our initial public offering are freely transferable, except for any ordinary shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 76% of our outstanding ordinary shares are held by our Parent.

Each of our directors, executive officers and significant equity holders (including affiliates of our Parent) has entered into a lock-up agreement with Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, on behalf of the underwriters, which regulates their sales of our ordinary shares, through December 8, 2014, subject to certain exceptions and automatic extensions in certain circumstances.

Sales of substantial amounts of our ordinary shares in the public market, or the perception that such sales will occur, could adversely affect the market price of our ordinary shares and make it difficult for us to raise funds through securities offerings in the future. The shares offered in our initial public offering became eligible for immediate sale in the public market without restriction by persons other than our affiliates. Our remaining outstanding shares will become available for resale in the public market as shown in the chart below, subject to the provisions of Rule 144.

Number of Shares	Date Available for Resale
37,269,567	180 days after the initial public offering (December 8, 2014) subject to certain exceptions and automatic extensions in certain circumstances

Beginning on December 8, 2014, subject to certain exceptions and automatic extensions in certain circumstances, our Parent may require us to register the ordinary shares held by it for resale under the federal securities laws, subject to reduction upon the request of the underwriter of our initial public offering, if any. Registration of those ordinary shares would allow our Parent to immediately resell these ordinary shares in the public market. Any such sales or anticipation thereof could cause the market price of our ordinary shares to decline.

In addition, we have registered ordinary shares that we expect to issue pursuant to our 2014 Omnibus Incentive Plan. Therefore, those shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.

We are a Luxembourg company and, as a result, shareholders may have difficulty effecting service of process or litigation against us or our officers and directors and will not have the same protections afforded to shareholders of a company incorporated in Delaware.

We are organized under the laws of the Grand Duchy of Luxembourg. Many of our assets are located outside the United States and some of our directors and officers reside outside the United States and most of their assets are located outside the United States. As a result, investors may find it more difficult to effect service of process within the United States upon us or these persons or to enforce outside the United States judgments obtained against us or these persons in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the U.S. federal securities laws. Likewise, it may also be difficult for an investor to enforce in U.S. courts judgments obtained against us or these persons in courts located in jurisdictions outside the United States, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. It may also be difficult for an investor to bring an original action in a Luxembourg court predicated upon the civil liability provisions of the U.S. federal securities laws against us or these persons. Luxembourg law does not recognize a shareholder’s right to bring a derivative action on behalf of a company.

Our corporate affairs are governed by our articles of association and by the laws of the Grand Duchy of Luxembourg. The rights of our shareholders and the responsibilities of our directors and officers under Luxembourg law are different from those applicable to a corporation incorporated in Delaware, or any other state of the United States. Luxembourg law and regulations in respect of corporate governance matters might not be as protective of minority shareholders as the General Corporation Law of the State of Delaware or other state corporation laws. Therefore, our shareholders may have more difficulty in protecting their interests in connection with actions taken by our directors and officers or our principal shareholders than they would as shareholders of a Delaware corporation or a corporation incorporated in another state of the United States.

Provisions in our organizational documents and Luxembourg law may deter takeover efforts or other actions, including share repurchases that could be beneficial to shareholder value.

In addition to our Parent’s beneficial ownership of a controlling percentage of our ordinary shares, our articles of association and Luxembourg law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our shareholders. These provisions include a staggered board of directors, the ability of the board of directors to approve a merger or other acquisition and to issue additional ordinary shares without shareholder approval that could be used to dilute a potential hostile acquirer. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by shareholders to change the direction or management of the company may be unsuccessful.

Pursuant to Luxembourg corporate law, existing shareholders are generally entitled to preemptive subscription rights in the event of capital increases and issues of shares against cash contributions. However, under our articles of association and shareholder approvals obtained prior to the completion of our initial public offering, our board of directors has been authorized to waive, limit or suppress such pre-emptive subscription rights until the fifth anniversary of such authorization and, in the future at a general meeting of our shareholders, our shareholders may renew, expand or amend such authorization, which could result in the extension of such waiver beyond the initial five year period.

In addition, our board of directors is authorized to acquire and sell issued ordinary shares subject to certain price and ownership restrictions until the fifth anniversary of such authorization and, in the future at a general meeting of our shareholders, our shareholders may renew, expand or amend such authorization. These limitations on share repurchases may have the effect of limiting the terms and duration of any potential share repurchase program or other repurchase transaction.

Our Parent has significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

We are controlled by the Parent. Our Parent beneficially owns 76% of our outstanding ordinary shares. For as long as the Parent continues to beneficially own more than 50% of the voting power of our ordinary shares, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional ordinary shares or other equity securities, the repurchase or redemption of ordinary shares and the payment of dividends. Similarly, the Parent will have the power to determine matters submitted to a vote of our shareholders without the consent of our other shareholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if its ownership falls below 50%, the Parent and its affiliates will continue to be able to strongly influence or effectively control our decisions.

Additionally, certain affiliates of the Parent are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

There is no assurance that an active trading market will develop to provide you with adequate liquidity to sell our ordinary shares at prices equal to or greater than the price you paid in the initial public offering.

Prior to our initial public offering in June 2014, there has not been a public market for our ordinary shares. Currently, our ordinary shares are traded on the New York Stock Exchange (“NYSE”). We cannot predict the extent to which an active trading market on NYSE will develop for our ordinary shares. If an active trading market does not develop, you may have difficulty selling any of our ordinary shares that you buy.

Because we have no current plans to pay cash dividends on our ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your ordinary shares for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Revolving Facility. As a result, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None

(b)	Use of Proceeds from registered securities

On June 11, 2014, our Registration Statement on Form S-1, as amended (File No. 333-194561), relating to our initial public offering of 10,000,000 ordinary shares was declared effective by the SEC. On June 17, 2014, we closed the sale of 11,500,000 of our ordinary shares at a price of $19 per share, which included the sale of an additional 1,500,000 shares of our ordinary shares pursuant to their over-allotment option. Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup and Morgan Stanley & Co. LLC served as joint book-running managers and the representatives of the underwriters. Barclays Capital Inc., BofA Merrill Lynch, HSBC Securities (USA) Inc. and Jefferies LLC are also acted as book-running managers. Mizuho Securities USA Inc., Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC acted as co-managers of the offering.

We paid to the underwriters underwriting discounts and commissions totaling approximately $15.3 million in connection with the offering. In addition, we incurred additional costs of approximately $4.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $19.9 million. We received approximately $198.6 million of proceeds from the offering, net of underwriting fees and estimated expenses. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

On July 14, 2014, the net proceeds from the offering were used to redeem $132.5 million in aggregate principal amount of our 8.750% Senior Secured Notes due 2019, at a redemption price equal to 103% of the principal amount plus accrued and unpaid interest through the redemption date. The remaining proceeds were used to pay fees and expenses associated with the offering and for working capital and general corporate purposes.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 11, 2014

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John A. Feenan
Name:	John A. Feenan
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement filed on Form S-1, File No. 333-194561, filed June 2, 2014)

3.2	Amendment to the Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 001-36473, filed on July 18, 2014)

4.1	Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2	Indenture, dated as of January 29, 2013, including Form of 8.750% Senior Secured Notes due 2019, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.3	First Supplemental Indenture, dated as of March 12, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.4	Second Supplemental Indenture, dated as of May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.5	Third Supplemental Indenture, dated as of September 16, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.4 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.6	Fourth Supplemental Indenture, dated as of December 3, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

4.7†	Fifth Supplemental Indenture, dated as of July 9, 2014, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee.

4.8	Intercreditor and Collateral Agency Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., the other Grantors party hereto, Deutsche Bank AG New York Branch, Wilmington Trust, National Association and each Additional Collateral Agent from time to time party hereto. (incorporated herein by reference to Exhibit 4.5 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.9	Registration Rights Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.6 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.10	Purchase Agreement, dated January 24, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

4.11	Joinder to Purchase Agreement, dated May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.7 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.1	Letter agreement, dated as of May 30, 2014, terminating the Latex Joint Venture Option Agreement among The Dow Chemical Company, Styron LLC and Styron Holding B.V. (incorporated herein by reference to Exhibit 10.39 to Amendment No. 4 to the Registration Statement filed on Form S-1, File No. 333-194561, filed June 2, 2014)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	INS — XBRL Instance Document
101*	SCH — XBRL Taxonomy Extension Schema Document
101*	CAL — XBRL Taxonomy Extension Calculation Linkbase Document
101*	DEF — XBRL Taxonomy Extension Definition Linkbase Document
101*	LAB — XBRL Taxonomy Extension Label Linkbase Document
101*	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.