Form 10-Q
period 2014-09-30
Trinseo S.A.
filed 2014-11-14
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

(610) 240-3200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2014, there were 48,769,567 shares of the registrant’s ordinary shares outstanding.

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

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2014

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo” refers to Trinseo S.A. (NYSE: TSE), a public limited liability company (société anonyme) existing under the laws of Luxembourg, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a combined entity and as required by context, may also include our business as owned by our predecessor, The Dow Chemical Company, for any dates prior to June 17, 2010. All financial data provided in this Quarterly Report is the financial data of the Company unless otherwise indicated.

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission (“SEC”) on June 11, 2014 under “Risk Factors- Risks relating to our Business and Industry” and in Part II, Item 1A — “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 11, 2014, and elsewhere within this Quarterly Report.

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

Where You Can Find Additional Information

Our website is www.trinseo.com. Information contained on our website is not part of this Quarterly Report. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$152,127	$196,503
Accounts receivable, net of allowance for doubtful accounts (September 30, 2014—$6,853; December 31, 2013—$5,866)	726,293	717,482
Inventories	508,467	530,191
Deferred income tax assets	12,723	9,820
Other current assets	21,990	22,750

Total current assets	1,421,600	1,476,746

Investments in unconsolidated affiliates	164,504	155,887
Property, plant and equipment, net of accumulated depreciation (September 30, 2014—$315,629; December 31, 2013—$283,795)	552,038	606,427
Other assets
Goodwill	34,316	37,273
Other intangible assets, net	172,923	171,514
Deferred income tax assets—noncurrent	38,098	42,938
Deferred charges and other assets	64,602	83,996

Total other assets	309,939	335,721

Total assets	$2,448,081	$2,574,781

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$8,813	$8,754
Accounts payable	486,930	509,093
Income taxes payable	10,127	9,683
Deferred income tax liabilities	1,959	2,903
Accrued expenses and other current liabilities	96,479	136,129

Total current liabilities	604,308	666,562

Noncurrent liabilities
Long-term debt	1,194,801	1,327,667
Deferred income tax liabilities—noncurrent	31,265	26,932
Other noncurrent obligations	200,636	210,418

Total noncurrent liabilities	1,426,702	1,565,017

Commitments and contingencies (Note J)
Shareholders’ equity
Common stock, $0.01 nominal value, 50,000,000 shares authorized at September 30, 2014 and December 31, 2013, and 48,770 and 37,270 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	488	373
Additional paid-in-capital	544,808	339,055
Accumulated deficit	(122,249)	(84,604)
Accumulated other comprehensive income (loss)	(5,976)	88,378

Total shareholders’ equity	417,071	343,202

Total liabilities and shareholders’ equity	$2,448,081	$2,574,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,305,493	$1,308,959	$4,005,560	$4,062,303
Cost of sales	1,237,257	1,212,442	3,746,285	3,819,474

Gross profit	68,236	96,517	259,275	242,829
Selling, general and administrative expenses	48,113	53,772	172,351	155,006
Equity in earnings of unconsolidated affiliates	9,267	15,215	29,595	26,943

Operating income	29,390	57,960	116,519	114,766
Interest expense, net	30,098	32,881	95,518	98,927
Loss on extinguishment of long-term debt	7,390	—	7,390	20,744
Other expense (income), net	(1,638)	14,142	29,406	19,850

Income (loss) before income taxes	(6,460)	10,937	(15,795)	(24,755)
Provision for income taxes	3,650	6,001	21,850	8,051

Net income (loss)	$(10,110)	$4,936	$(37,645)	$(32,806)

Weighted average shares- basic and diluted	48,770	37,270	41,693	37,270
Net income (loss) per share- basic and diluted	$(0.21)	$0.13	$(0.90)	$(0.88)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(10,110)	$4,936	$(37,645)	$(32,806)
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three and nine months ended September 30, 2014 and 2013, respectively):
Cumulative translation adjustments (net of tax of: 2014—$0 and $0; 2013—$0 and $0)	(84,868)	40,965	(95,220)	30,126
Pension and other postretirement benefit plans before reclassifications (net of tax of: 2014—$0 and $0; 2013—$(0.2) and $2.4)	—	(1,916)	—	17,985
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior service credit (net of tax of: 2014—$0 and $0; 2013—$0 and $(0.1))(1)	(212)	(501)	(642)	(1,513)
Amortization of net loss (net of tax of: 2014—$0.2 and $0.5; 2013—$0.2 and $0.6) (1)	498	595	1,508	1,838

Total other comprehensive income (loss), net of tax	(84,582)	39,143	(94,354)	48,436

Comprehensive income (loss)	$(94,692)	$44,079	$(131,999)	$15,630

(1)	These other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note K).

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
December 31, 2013	37,270	$373	$339,055	$88,378	$(84,604)	$343,202
Issuance of common stock (Note L)	11,500	115	197,974	—	—	198,089
Net loss	—	—	—	—	(37,645)	(37,645)
Other comprehensive loss	—	—	—	(94,354)	—	(94,354)
Stock-based compensation	—	—	7,779	—	—	7,779

September 30, 2014	48,770	$488	$544,808	$(5,976)	$(122,249)	$417,071

December 31, 2012	37,270	$373	$329,105	$24,573	$(62,386)	$291,665
Net loss	—	—	—	—	(32,806)	(32,806)
Other comprehensive income	—	—	—	48,436	—	48,436
Stock-based compensation	—	—	7,816	—	—	7,816

September 30, 2013	37,270	$373	$336,921	$73,009	$(95,192)	$315,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(37,645)	$(32,806)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	78,798	71,037
Amortization of deferred financing costs and issuance discount	7,495	7,149
Deferred income tax	4,716	3,851
Stock-based compensation	7,779	7,816
Earnings of unconsolidated affiliates, net of dividends	(9,596)	(19,443)
Unrealized losses on foreign exchange forward contracts	13,324	—
Loss on extinguishment of long-term debt	7,390	20,744
Prepayment penalty on long-term debt	(3,975)	—
Impairment charges	—	4,571
Loss (gain) on sale of businesses and other assets	(116)	4,186
Changes in assets and liabilities
Accounts receivable	(42,015)	(41,480)
Inventories	(1,360)	93,949
Accounts payable and other current liabilities	1,535	(31,659)
Income taxes payable	764	(8,792)
Other assets, net	(6,254)	(6,969)
Other liabilities, net	(19,179)	21,434

Cash provided by operating activities	1,661	93,588

Cash flows from investing activities
Capital expenditures	(69,269)	(52,318)
Proceeds from the sale of businesses and other assets	6,257	15,221
Proceeds from capital expenditures subsidy	—	6,575
Payment for working capital adjustment from sale of business	(700)	—
Advance payment refunded	—	(2,711)
Distributions from unconsolidated affiliates	978	1,055
Decrease in restricted cash	—	7,852

Cash used in investing activities	(62,734)	(24,326)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	198,087	—
Deferred financing fees	—	(46,834)
Short-term borrowings, net	(43,430)	(32,676)
Repayments of Term Loans	—	(1,239,000)
Proceeds from the issuance of Senior Notes	—	1,325,000
Repayments of Senior Notes	(132,500)	—
Proceeds from Accounts Receivable Securitization Facility	283,292	351,630
Repayments of Accounts Receivable Securitization Facility	(283,859)	(391,181)
Proceeds from Revolving Facility	—	405,000
Repayments of Revolving Facility	—	(525,000)

Cash provided by (used in) financing activities	21,590	(153,061)
Effect of exchange rates on cash	(4,893)	1,168

Net change in cash and cash equivalents	(44,376)	(82,631)
Cash and cash equivalents—beginning of period	196,503	236,357

Cash and cash equivalents—end of period	$152,127	$153,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2014 and 2013 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2013 audited consolidated financial statements included within the Company’s Registration Statement on Form S-1 (Registration No. 333-194561), which was declared effective by the SEC on June 11, 2014 (as amended, the “Registration Statement”).

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

As of September 30, 2014 and December 31, 2013, respectively, the Company’s investment in AmSty was $131.5 million and $118.3 million. As of September 30, 2014 and December 31, 2013, respectively, the Company’s investment in AmSty was $113.0 million and $130.8 million less than the Company’s 50% share of AmSty’s underlying net assets. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 5.9 years as of September 30, 2014. The Company received dividends from AmSty of $7.5 million and $20.0 million during the three and nine months ended September 30, 2014, respectively, compared to dividends of $7.5 million during the three and nine months ended September 30, 2013.

As of September 30, 2014 and December 31, 2013, respectively, the Company’s investment in Sumika Styron was $33.0 million and $37.6 million. As of September 30, 2014 and December 31, 2013, respectively, the Company’s investment in Sumika Styron was $20.3 million and $20.8 million greater than the Company’s 50% share of Sumika Styron’s underlying net assets. This amount represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron. This difference is being amortized over the remaining useful life of the contributed assets of 11.0 years as of September 30, 2014. The Company received dividends from Sumika Styron of zero and $1.0 million during the three and nine months ended September 30, 2014, respectively, compared to dividends of zero and $1.1 million during the three and nine months ended September 30, 2013, respectively.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$577,519	$601,585	$1,682,571	$1,769,054
Gross profit	$29,743	$40,066	$65,222	$63,468
Net income	$13,667	$24,039	$24,161	$22,148

NOTE D—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
Finished goods	$303,788	$302,379
Raw materials and semi-finished goods	170,563	191,081
Supplies	34,116	36,731

Total	$508,467	$530,191

NOTE E—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2013 to September 30, 2014:

	Emulsion Polymers		Plastics
	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Total
December 31, 2013	$14,901	$10,205	$8,669	$3,498	$37,273
Foreign currency impact	(1,182)	(810)	(688)	(277)	(2,957)

September 30, 2014	$13,719	$9,395	$7,981	$3,221	$34,316

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of September 30, 2014 and December 31, 2013, respectively:

		September 30, 2014			December 31, 2013
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	15	$196,903	$(55,844)	$141,059	$210,546	$(49,713)	$160,833
Manufacturing Capacity Rights	6	24,079	(1,952)	22,127	—	—	—
Software	5	11,837	(5,790)	6,047	11,034	(4,099)	6,935
Software in development	N/A	3,690	—	3,690	3,746	—	3,746

Total		$236,509	$(63,586)	$172,923	$225,326	$(53,812)	$171,514

In March 2014, the Company entered into an agreement with material supplier JSR Corporation, Tokyo (“JSR”) to acquire its current production capacity rights at the Company’s rubber production facility in Schkopau, Germany for a purchase price of €19.0 million (approximately $26.1 million). Prior to this agreement, JSR held 50% of the capacity rights of one of the Company’s three solution styrene-butadiene rubber (“SSBR”) production trains in Schkopau. As a result, effective March 31, 2014, the Company had full capacity rights to this production train. The €19.0 million purchase price was recorded in “Other intangible assets, net” in the condensed consolidated balance sheet as of March 31, 2014 to be amortized over its estimated useful life of approximately 6 years. Further, the purchase price was recorded within capital expenditures in investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2014.

Amortization expense on other intangible assets totaled $5.4 million and $14.6 million for the three and nine months ended September 30, 2014, respectively, and $3.8 million and $11.6 million for the three and nine months ended September 30, 2013, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
Remainder of 2014	$4,951
2015	19,797
2016	19,233
2017	18,396
2018	17,690
2019	17,513

NOTE F—DEBT

Debt consisted of the following:

	September 30, 2014	December 31, 2013
Senior Secured Credit Facility
Revolving Facility	$—	$—
Senior Notes	1,192,500	1,325,000
Accounts Receivable Securitization Facility	—	—
Other indebtedness	11,114	11,421

Total debt	1,203,614	1,336,421
Less: short-term borrowings	(8,813)	(8,754)

Total long-term debt	$1,194,801	$1,327,667

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

The amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of September 30, 2014, the Company was in compliance with all debt covenant requirements under the Senior Secured Credit Facility.

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

As of September 30, 2014, the Company had no outstanding borrowings, and had $293.1 million (net of $6.9 million outstanding letters of credit) of funds available for borrowings under the Revolving Facility.

Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% Senior Notes under the indenture. Interest on the Senior Notes is payable semi-annually on February 1st and August 1st of each year, which commenced on August 1, 2013. The notes will mature on February 1, 2019, at which time the principal amounts then outstanding will be due and payable. The proceeds from the issuance of the Senior Notes were used to repay all of the Company’s outstanding Term Loans and related refinancing fees and expenses.

The Company may redeem all or part of the Senior Notes at any time prior to August 1, 2015 by paying a call premium, plus accrued and unpaid interest to the redemption date. The Company may redeem all or part of the Senior Notes at any time after August 1, 2015 at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed, to the applicable date of redemption, if redeemed during the twelve-month period beginning on of the year indicated below:

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

In July 2014, using proceeds from the Company’s IPO (see Note L), the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, including a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million. As a result of this redemption, during the third quarter of 2014 the Company incurred a loss on the extinguishment of debt of approximately $7.4 million, which included the above $4.0 million call premium and a $3.4 million write-off of related unamortized debt issuance costs. Pursuant to the Indenture, the Company may redeem another 10% of the original principal amount of the Senior Notes prior to August 1, 2015.

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

The indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, subject to certain exceptions. If the Senior Notes are assigned an investment grade by the rating agencies and the Company is not in default, certain covenants will be suspended. If the ratings on the Senior Notes decline to below investment grade, the suspended covenants will be reinstated. As of September 30, 2014, the Company was in compliance with all debt covenant requirements under the indenture.

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

As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $186.1 million and $143.8 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

NOTE G—FOREIGN EXCHANGE FORWARD CONTRACTS

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding assets of the same currency such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce its exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on our assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment. The Company does not hold or enter into financial instruments for trading or speculative purposes.

During 2012, the Company entered into foreign exchange forward contracts with a notional U.S. dollar equivalent amount of $82.0 million. These contracts were settled in February and May 2013. The Company recognized no gains or losses during the three months ended September 30, 2013, and recognized losses of $0.6 million during the nine months ended September 30, 2013 related to these contracts.

In the third quarter of 2014, the Company entered into various foreign exchange forward contracts, each with an original maturity of less than three months. As of September 30, 2014, the Company had open foreign exchange forward contracts with a net notional U.S. dollar equivalent of $153.8 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2014.

Buy / (Sell)	September 30, 2014
Euro	$302,824
Chinese Yuan	$(118,938)
Swiss Franc	$39,286
Indonesian Rupiah	$(32,550)
Japanese Yen	$(9,829)

Forward contracts are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As a result, in accordance with the Company’s existing accounting policy, we recorded these foreign exchange forward contracts on a net basis, by counterparty within the condensed consolidated balance sheet.

The fair value of open foreign exchange forward contracts amounted to $13.3 million of net unrealized losses as of September 30, 2014, which was recorded in “Accounts payable” on the condensed consolidated balance sheet. The following tables summarize the financial assets and liabilities included in the condensed consolidated balance sheet:

	September 30, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts of Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Foreign exchange forward contracts	$2,963	$(2,963)	$—

	September 30, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Foreign exchange forward contracts	$16,287	$(2,963)	$13,324

The Company had no derivative assets or liabilities outstanding as of December 31, 2013.

As these foreign exchange forward contracts are not designated for hedge accounting treatment, changes in the fair value of underlying instruments are recognized in “Other expense (income), net” in the condensed consolidated statement of operations. The Company recorded losses from settlements and changes in the fair value of outstanding forward contracts of $19.5 million during the three months ended September 30, 2014. These losses largely offset net foreign exchange transaction gains of $21.8 million during the quarter which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these forward exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheet at September 30, 2014. As discussed in Notes G, there were no outstanding foreign exchange forward contracts as of December 31, 2013, and as such, there were no balances to be recorded at fair value at that date.

	September 30, 2014
Assets (Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Foreign exchange forward contracts	$—	$(13,324)	$—	$(13,324)

Total fair value	$—	$(13,324)	$—	$(13,324)

The Company uses an income approach to value its foreign exchange forward contracts, utilizing discounted cash flow techniques, considering the terms of the contract and observable market information available as of the reporting date. Significant inputs to the valuation for foreign exchange forward contracts are obtained from broker quotations or from listed or over-the-counter market data, and are classified as Level 2 in the fair value hierarchy.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2014 and December 31, 2013, respectively:

	As of September 30, 2014	As of December 31, 2013
Senior Notes (Level 2)	$1,255,106	$1,366,406

Total fair value	$1,255,106	$1,366,406

There were no other significant financial instruments outstanding as of September 30, 2014 and December 31, 2013.

NOTE I—PROVISION FOR INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effective income tax rate	(56.5)%	54.9%	(138.3)%	(32.5)%

Provision for income taxes for the three and nine months ended September 30, 2014 were $3.7 million and $21.9 million, resulting in a negative effective tax rate of 56.5% and 138.3%, respectively. Provision for income taxes for the three and nine months ended September 30, 2013 were $6.0 million, resulting in an effective tax rate of 54.9%, and $8.1 million, resulting in a negative effective tax rate of 32.5%, respectively.

The effective income tax rates for the three and nine months ended September 30, 2014 were impacted by losses of approximately $22.6 million and $119.8 million, respectively, primarily within our holding companies incorporated in Luxembourg, which did not provide a tax benefit to the Company. These losses included non-deductible interest and stock-based compensation expenses. Additionally, during the nine months ended September 30, 2014, these losses included certain other non-deductible expenses, such as a $32.5 million charge related to an agreement with Dow to terminate the Latex JV Option Agreement and approximately $18.6 million of fees related to the termination of the Advisory Agreement with Bain Capital (both incurred in the second quarter; see Note N). The effective income tax rates for the three and nine months ended September 30, 2013 were impacted by losses of $15.4 million and $59.7 million, respectively, primarily within our the holding companies incorporated in Luxembourg, stemming mainly from non-deductible interest and stock-based compensation expenses.

Partially offsetting this unfavorable impact to the effective tax rate was a tax benefit recognized during the nine months ended September 30, 2014, as the Company effectively settled its 2010 and 2011 audits with the IRS and received a refund of $3.2 million in July 2014. As a result, the Company recorded a previously unrecognized tax benefit in the amount of $2.7 million, including penalties and interest, relating to its 2011 tax return filing. No similar tax benefits were recorded in the nine months ended September 30, 2013.

NOTE J—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. As of September 30, 2014 and December 31, 2013, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the Styron sales and purchase agreement, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut, Dalton, Georgia, and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, Terneuzen, The Netherlands, and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

Inherent uncertainties exist in the Company’s potential environmental liabilities primarily due to unknown conditions, whether future claims may fall outside the scope of the indemnity, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. In connection with the Company’s existing indemnification, the possibility is considered remote that environmental remediation costs will have a material adverse impact on the consolidated financial statements.

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

Legal costs, including those legal costs expected to be incurred in connection with a loss contingency, are expensed as incurred.

NOTE K—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Defined Benefit Pension Plans
Service cost	$3,454	$3,795	$10,498	$11,152
Interest cost	1,902	1,853	5,778	5,174
Expected return on plan assets	(611)	(416)	(1,856)	(1,272)
Amortization of prior service credit	(252)	(519)	(765)	(1,571)
Amortization of net loss	520	780	1,585	2,404

Net periodic benefit cost	$5,013	$5,493	$15,240	$15,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other Postretirement Plans
Service cost	$74	$70	$224	$211
Interest cost	78	65	234	196
Amortization of prior service cost	26	—	78	—
Amortization of net gain	(37)	—	(111)	—

Net periodic benefit cost	$141	$135	$425	$407

As of September 30, 2014 and December 31, 2013, the Company’s benefit obligations included in “Other noncurrent obligations” in the condensed consolidated balance sheets were $158.7 million and $163.2 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $1.5 million and $8.4 million during the three and nine months ended September 30, 2014, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $7.0 million to its defined benefit plans for the remainder of 2014.

Affiliation Agreements and Successor Plans

A majority of Company employees are participants in various defined benefit pension and other postretirement plans which are administered and sponsored by Trinseo. In connection with the Acquisition, the Company and Dow entered into affiliation agreements in certain jurisdictions (the “Affiliation Agreements”) allowing employees who transferred from Dow to the Company as of June 17, 2010 to remain in the Dow operated pension plans (“Dow Plans”) until the Company established its own pension plans. The Affiliation Agreements ended on December 31, 2012. Effective January 1, 2013, all remaining employees of the Company who were previously participants of the Dow Plans in Switzerland and the Netherlands transferred to separately administered and sponsored pension plans of the Company (the “Successor Plans”). The benefit obligation and related plan assets in the Dow Plans belonging to the Company’s employees were transferred to the Successor Plans. As a result of the transfer, the Company recognized prior service credits and net losses of approximately $26.8 million and $1.4 million, respectively, in other comprehensive income for the nine months ended September 30, 2013.

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

On June 17, 2014, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. The number of ordinary shares at closing included 1,500,000 of shares sold pursuant to the underwriters’ over-allotment option. The Company received cash proceeds of $203.2 million from this transaction, net of underwriting discounts. These net proceeds were used by the Company for: i) the July 2014 repayment of $132.5 million in aggregate principal amount of the 8.750% Senior Notes due 2019, together with accrued and unpaid interest thereon of $5.2 million and a call premium of $4.0 million (see Note F); ii) the payment of approximately $23.3 million in connection with the termination of the Advisory Agreement with Bain Capital (see Note N); iii) the payment of approximately $5.1 million of advisory, accounting, legal and printing expenses directly related to the offering which were recorded to additional paid-in capital in the condensed consolidated balance sheet; and iv) general corporate purposes.

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

Time-based Restricted Stock Awards

For the nine month period ended September 30, 2014, there were no grants of time-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $1.1 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively, and $5.8 million and $6.6 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $6.3 million of total unrecognized compensation cost related to time-based restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.

Performance-based Restricted Stock Awards

For the nine month period ended September 30, 2014, there were no grants of performance-based restricted stock awards. In previous periods, the performance-based restricted stock awards contained provisions wherein vesting was subject to the full satisfaction of both time and performance vesting criterion. The performance component of the awards could only be satisfied if certain targets were achieved based on various returns realized by the Company’s shareholders on a change in control or an IPO. The time vesting requirements for the performance-based restricted stock generally vested in the same manner as the related time-based award. Prior to the Company’s IPO, the Company had not recorded any compensation expense related to these awards as the likelihood of achieving the existing performance condition of a change in control or IPO was not deemed to be probable.

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

On June 17, 2014, with the completion of the Company’s IPO, the remaining performance condition associated with these modified time-based restricted stock awards was achieved. As a result, the Company has begun recognizing compensation expense related to these awards based on the vesting described above. Total compensation expense for modified time-based restricted stock awards was $1.3 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, there was $12.3 million of total unrecognized compensation cost related to these awards, which will be recognized over a weighted-average period of 2.9 years.

Management Retention Awards

During the year ended December 31, 2012, the Parent agreed to retention awards with certain officers. These awards generally vest over one to four years, and are payable upon vesting subject to the participant’s continued employment with the Company on the vesting date. Compensation expense related to these retention awards is equivalent to the value of the award, and is being recognized ratably over the applicable service period. Total compensation expense for these retention awards was $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $0.6 million in unrecognized compensation cost related to these retention awards. This cost is expected to be recognized over a period of 1.3 years.

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

In connection with the IPO, two of the Company’s newly appointed independent directors (Messrs. Cote and De Leener) received a grant of 4,736 restricted stock units, respectively, under the 2014 Omnibus Plan each with a grant date fair value of $0.1 million. These awards will vest in full on the first anniversary of the date of grant, subject to the director’s continued service as a member of the Company’s board through such date. Total compensation expense for these restricted stock units was less than $0.1 million for the three and nine months ended September 30, 2014, respectively.

NOTE N—RELATED PARTY AND DOW TRANSACTIONS

In connection with the Acquisition, the Company entered into a ten year initial term advisory agreement with Bain Capital (the “Advisory Agreement”) wherein Bain Capital provides management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014 and pursuant to its terms, the Company paid $23.3 million of termination fees representing acceleration of the advisory fees for the remainder of the original term. The termination fees were paid in June 2014 using the proceeds from the IPO, and were recorded as an expense within “Selling, general and administrative expenses” in the condensed consolidated statements of operations for the nine months ended September 30, 2014. Bain Capital will continue to provide an immaterial level of ad hoc advisory services for the Company going forward. In conjunction with the above, we paid Bain Capital fees (including out-of-pocket expenses) of $0.1 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $2.2 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively (excluding the termination fees noted above).

Bain Capital also provides advice pursuant to a 10-year transaction services agreement with fees payable equaling 1% of the transaction value of each financing, acquisition or similar transaction. In connection with the IPO, Bain Capital received $2.2 million of transaction fees, which were recorded within “Additional paid-in-capital” on the condensed consolidated balance sheet as of September 30, 2014 (see Note L). Bain Capital also received fees of approximately $13.9 million related to the issuance of the Senior Notes and the amendment to the Senior Secured Credit Facility in January 2013, which were included in the financing fees capitalized and included in “Deferred charges and other assets” in the condensed consolidated balance sheet (see Note F for further discussion).

In connection with the Acquisition in 2010, certain of the Company’s affiliates entered into a latex joint venture option agreement (the “Latex JV Option Agreement”) with Dow, pursuant to which Dow was granted an irrevocable option to purchase 50% of the issued and outstanding interests in a joint venture to be formed by Dow and the Company’s affiliates with respect to the SB Latex business in Asia, Latin America, the Middle East, Africa, Eastern Europe, Russia and India. On May 30, 2014, the Company’s affiliates entered into an agreement with Dow to terminate the Latex JV Option Agreement, Dow’s rights to the option, and all other obligations thereunder, in exchange for a termination payment of $32.5 million. This termination payment was made on May 30, 2014, and the termination of the Latex JV Option Agreement became effective as of such date. This termination payment was recorded as an expense within “Other expense (income), net” in the condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

	Emulsion Polymers		Plastics
Three Months Ended	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Corporate Unallocated	Total
September 30, 2014
Sales to external customers	$328,394	$155,452	$560,527	$261,120	$—	$1,305,493
Equity in earnings (losses) of unconsolidated affiliates	—	—	10,854	(1,587)	—	9,267
EBITDA(1)	25,389	26,590	21,628	1,838
Investment in unconsolidated affiliates	—	—	131,460	33,044	—	164,504
Depreciation and amortization	6,456	8,653	7,279	3,856	1,613	27,857
September 30, 2013
Sales to external customers	$332,102	$141,549	$576,276	$259,032	$—	$1,308,959
Equity in earnings of unconsolidated affiliates	—	—	15,208	7	—	15,215
EBITDA(1)	24,052	12,805	66,005	1,967
Investment in unconsolidated affiliates	—	—	121,403	37,289	—	158,692
Depreciation and amortization	6,068	7,051	6,861	1,932	1,325	23,237

	Emulsion Polymers		Plastics
Nine Months Ended	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Corporate Unallocated	Total
September 30, 2014
Sales to external customers	$975,382	$497,091	$1,744,608	$788,479	$—	$4,005,560
Equity in earnings (losses) of unconsolidated affiliates	—	—	33,196	(3,601)	—	29,595
EBITDA(1)	75,717	106,722	91,060	4,591
Investment in unconsolidated affiliates	—	—	131,460	33,044	—	164,504
Depreciation and amortization	20,095	24,298	22,028	8,796	3,581	78,798
September 30, 2013
Sales to external customers	$1,033,820	$474,139	$1,775,573	$778,771	$—	$4,062,303
Equity in earnings (losses) of unconsolidated affiliates	—	—	27,586	(643)	—	26,943
EBITDA(1)	72,825	71,410	108,968	(1,750)
Investment in unconsolidated affiliates	—	—	121,403	37,289	—	158,692
Depreciation and amortization	19,539	21,490	21,765	5,405	2,838	71,037

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Segment EBITDA	$75,445	$104,829	$278,090	$251,453
Corporate unallocated	(23,950)	(37,774)	(119,569)	(106,244)
Less: Interest expense, net	30,098	32,881	95,518	98,927
Less: Provision for income taxes	3,650	6,001	21,850	8,051
Less: Depreciation and amortization	27,857	23,237	78,798	71,037

Net income (loss)	$(10,110)	$4,936	$(37,645)	$(32,806)

Corporate unallocated includes certain corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses.

The primary measure of segment operating performance is EBITDA, which is defined as net income (loss) before interest, income taxes, depreciation and amortization. EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance. EBITDA is useful for analytical purposes; however, it should not be considered an alternative to the Company’s reported GAAP results, as there are limitations in using such financial measures. Other companies in the industry may define EBITDA differently than the Company, and as a result, it may be difficult to use EBITDA, or similarly-named financial measures, that other companies may use to compare the performance of those companies to the Company’s performance.

Asset and capital expenditure information is not accounted for at the segment level and consequently is not reviewed or included with the Company’s internal management reporting. Therefore, the Company has not disclosed asset and capital expenditure information for each reportable segment.

NOTE P—DIVESTITURES

EPS Divestiture

In June 2013, the Company’s board of directors approved the sale of its expandable polystyrene (“EPS”) business within the Company’s Styrenics segment, under a sale and purchase agreement which was signed in July 2013. The sale closed on September 30, 2013 and the Company received $15.2 million of sales proceeds during the third quarter of 2013, subject to a $0.7 million working capital adjustment, which was paid by the Company during the first quarter of 2014 and is reflected within investing activities in the condensed consolidated statement of cash flows the nine months ended September 30, 2014. The Company recognized a loss from the sale of $4.2 million recorded in “Other expense (income), net” in the condensed consolidated statement of operations for the nine months ended September 30, 2013, of which $1.0 million was recognized during the three months ended September 30, 2013.

EPS business results of operations were not classified as discontinued operations as the Company will have significant continuing cash flows as a result of a long-term supply agreement of styrene monomer to the EPS business, which was entered into contemporaneously with the sale and purchase agreement. The supply agreement will have an initial term of approximately 10 years from the closing date of the sale and will continue year-to-year thereafter. Under the supply agreement, we will supply a minimum of approximately 77 million pounds and a maximum of approximately 132 million pounds of styrene monomer annually or equivalent to 70% to 100% of the EPS business’s historical production consumption.

Further, under the terms of the sale and purchase agreement, should the divested EPS business record EBITDA (as defined therein) greater than zero for fiscal year 2014, the Company will receive an incremental payment of €0.5 million to be payable in the first half of 2015. As the meeting of this EBITDA threshold is not yet considered probable, the Company has not recorded the contingent gain on sale related to this potential incremental payment as of September 30, 2014.

Livorno Land Sale

In April 2014, the Company completed the sale of a portion of land at its manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million). As a result, the Company recognized a gain on sale of $0.1 million within “Other expense (income), net” in the condensed consolidated statements of operations for the nine months ended September 30, 2014. As of December 31, 2013, this land was classified as held-for-sale within the caption “Other current assets” in the condensed consolidated balance sheet.

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

For the three and nine months ended September 30, 2014, the Company recorded restructuring charges of $2.0 million and $3.5 million, respectively, relating to the accelerated depreciation of the related assets at Dow’s Freeport, Texas facility and other charges. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Engineered Polymers segment. Production at the Freeport, Texas facility ceased as of September 30, 2014, and decommissioning and demolition is expected to occur in the fourth quarter of 2014 and throughout 2015. The Company is likely to incur charges, not to exceed $7.0 million, in conjunction with the reimbursement of Dow’s expected decommissioning and demolition costs from this facility, which will be expensed as incurred.

Altona Plant Shutdown

In July 2013, the Company’s board of directors approved the plan to close the Company’s latex manufacturing facility in Altona, Australia. This restructuring plan was a strategic business decision to improve the results of the overall Latex segment. The facility manufactured SB latex used in the carpet and paper markets. Production at the facility ceased in the third quarter of 2013, followed by decommissioning, with demolition expected throughout 2014. As a result of the plant closure, the Company recorded restructuring charges of $10.8 million for the year ended December 31, 2013 ($2.5 million and $9.0 million of which were recorded in the three and nine month periods ended September 30, 2013, respectively). These charges consisted of property, plant and equipment and other asset impairment charges, employee termination benefit charges, contract termination charges, and incurred decommissioning charges, of which approximately $4.8 million remained accrued on the Company’s consolidated balance sheet as of December 31, 2013. For the three and nine months ended September 30, 2014, the Company recorded additional restructuring charges of approximately $0.7 million and $2.8 million, respectively, related to incremental employee termination benefit charges, contract termination charges, and decommissioning costs. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Latex segment. The remaining employee termination benefits, contract termination costs, and decommissioning costs are recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

The following table provides a rollforward of the liability balances associated with the Altona plant shutdown:

	Balance at December 31, 2013	Expenses	Deductions*	Balance at September 30, 2014
Employee termination benefit charges	$1,408	$302	$(1,559)	$151
Contract termination charges	3,388	1,409	(2,269)	2,528
Other**	26	1,263	(1,040)	249

Total	$4,822	$2,974	$(4,868)	$2,928

*	Includes primarily payments made against existing accruals, as well as immaterial impacts of foreign currency remeasurement.
**	Includes demolition and decommissioning charges incurred in 2014, primarily related to labor and third party service costs.

NOTE R—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Currency Translation Adjustment, Net	Employee Benefits, Net	Total
December 31, 2013	$116,146	$(27,768)	$88,378
Other comprehensive income (loss)	(95,220)	866	(94,354)

September 30, 2014	$20,926	$(26,902)	$(5,976)

December 31, 2012	$62,807	$(38,234)	$24,573
Other comprehensive income (loss)	30,126	18,310	48,436

September 30, 2013	$92,933	$(19,924)	$73,009

NOTE S—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of the Company’s common shares outstanding for the applicable period. Diluted earnings (loss) per share (“diluted EPS”) is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes unvested restricted shares. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2014 and 2013, respectively. These balances have been retroactively adjusted to give effect to the Company’s 1-for-436.69219 reverse stock split declared effective on May 30, 2014, discussed in Note L to the condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Earnings (losses):
Net income (loss) available to common shareholders	$(10,110)	$4,936	$(37,645)	$(32,806)
Shares:
Weighted average common shares outstanding	48,770	37,270	41,693	37,270
Dilutive effect of restricted stock units*	—	—	—	—

Diluted weighted average shares outstanding	48,770	37,270	41,693	37,270

Income (loss) per share:
Income (loss) per share—basic and diluted	$(0.21)	$0.13	$(0.90)	$(0.88)

*	Refer to Note M for discussion of restricted stock units granted in June 2014 to certain Company directors. As net loss was reported for each of the above periods of 2014, potentially dilutive awards have not been included within the calculation of diluted EPS, as they would have an anti-dilutive effect.

NOTE T—SUBSEQUENT EVENTS

In October 2014, the Company announced that effective January 1, 2015, it will realign its business divisions, creating two new business groups called Performance Materials and Basic Plastics and Feedstocks. This new alignment will better reflect the nature of our businesses, grouping together businesses with similar strategies and aspirations, with the intention of accelerating growth in Performance Materials and optimizing profitability and cash generation in Basic Plastics and Feedstocks. The Performance Materials division will include the following reporting segments: Rubber, Latex and Performance Plastics (consisting of the Automotive and Consumer Essential Markets businesses). The Basic Plastics and Feedstocks division will also represent a separate segment for reporting purposes and will include the following businesses: Styrenic Polymers (Polystyrene, ABS, SAN), Polycarbonate, and Styrene Monomer.

NOTE U—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the issuance of the Senior Notes by Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (the “Issuers”), this supplemental guarantor financial statement disclosure is included in accordance with Rule 3-10 of Regulation S-X. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, in each case, subject to certain exceptions, by Trinseo (the “Parent Guarantor”) and by certain subsidiaries (together, the “Guarantor Subsidiaries”).

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

The following supplemental condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10 of Regulation S-X:

•	the Condensed Consolidating Balance Sheets as of September 30, 2014 and December 31, 2013;

•	the Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; and

•	the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	September 30, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,322	$1,267	$98,498	$51,040	$—	$152,127
Accounts receivable, net	—	58	248,836	477,399	—	726,293
Intercompany receivables	—	523,204	1,492,030	141,537	(2,156,771)	—
Inventories	—	—	400,069	111,241	(2,843)	508,467
Deferred income tax assets	—	—	5,911	6,812	—	12,723
Other current assets	—	229	9,317	12,444	—	21,990

Total current assets	1,322	524,758	2,254,661	800,473	(2,159,614)	1,421,600

Investments in unconsolidated affiliates	—	—	164,504	—	—	164,504
Property, plant and equipment, net	—	—	426,152	125,886	—	552,038
Other assets
Goodwill	—	—	34,316	—	—	34,316
Other intangible assets, net	—	—	171,415	1,508	—	172,923
Investments in subsidiaries	417,646	1,412,250	730,759	—	(2,560,655)	—
Intercompany notes receivable— noncurrent	—	1,332,663	16,332	—	(1,348,995)	—
Deferred income tax assets—noncurrent	—	—	34,016	4,082	—	38,098
Deferred charges and other assets	—	39,049	24,201	817	535	64,602

Total other assets	417,646	2,783,962	1,011,039	6,407	(3,909,115)	309,939

Total assets	$418,968	$3,308,720	$3,856,356	$932,766	$(6,068,729)	$2,448,081

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$—	$—	$—	$8,813	$—	$8,813
Accounts payable	12	1,872	419,091	65,955	—	486,930
Intercompany payables	1,823	948,814	559,835	646,265	(2,156,737)	—
Income taxes payable	—	—	8,327	2,364	(564)	10,127
Deferred income tax liabilities	—	—	1,580	379	—	1,959
Accrued expenses and other current liabilities	62	26,111	56,049	14,257	—	96,479

Total current liabilities	1,897	976,797	1,044,882	738,033	(2,157,301)	604,308

Noncurrent liabilities
Long-term debt	—	1,192,500	2,301	—	—	1,194,801
Intercompany notes payable—noncurrent	—	—	1,312,819	36,176	(1,348,995)	—
Deferred income tax liabilities—noncurrent	—	2,541	20,748	7,976	—	31,265
Other noncurrent obligations	—	—	188,214	12,422	—	200,636

Total noncurrent liabilities	—	1,195,041	1,524,082	56,574	(1,348,995)	1,426,702

Commitments and contingencies (Note J)
Shareholders’ equity	417,071	1,136,882	1,287,392	138,159	(2,562,433)	417,071

Total liabilities and shareholders’ equity	$418,968	$3,308,720	$3,856,356	$932,766	$(6,068,729)	$2,448,081

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2	$954	$154,770	$40,777	$—	$196,503
Accounts receivable, net	—	—	272,745	444,739	(2)	717,482
Intercompany receivables	—	554,795	1,242,405	93,841	(1,891,041)	—
Inventories	—	—	439,952	93,019	(2,780)	530,191
Deferred income tax assets	—	—	5,077	4,743	—	9,820
Other current assets	—	3,954	4,386	14,410	—	22,750

Total current assets	2	559,703	2,119,335	691,529	(1,893,823)	1,476,746

Investments in unconsolidated affiliates	—	—	155,887	—	—	155,887
Property, plant and equipment, net	—	—	476,137	130,290	—	606,427
Other assets
Goodwill	—	—	37,273	—	—	37,273
Other intangible assets, net	—	—	171,352	162	—	171,514
Investments in subsidiaries	343,429	1,232,608	615,153	—	(2,191,190)	—
Intercompany notes receivable— noncurrent	—	1,359,637	17,739	—	(1,377,376)	—
Deferred income tax assets—noncurrent	—	—	36,260	6,678	—	42,938
Deferred charges and other assets	—	48,801	33,607	990	598	83,996

Total other assets	343,429	2,641,046	911,384	7,830	(3,567,968)	335,721

Total assets	$343,431	$3,200,749	$3,662,743	$829,649	$(5,461,791)	$2,574,781

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$—	$3,646	$—	$5,108	$—	$8,754
Accounts payable	—	2,570	436,147	70,378	(2)	509,093
Intercompany payables	158	763,022	550,741	576,354	(1,890,275)	—
Income taxes payable	—	—	9,407	276	—	9,683
Deferred income tax liabilities	—	—	784	2,119	—	2,903
Accrued expenses and other current liabilities	71	58,977	66,061	11,020	—	136,129

Total current liabilities	229	828,215	1,063,140	665,255	(1,890,277)	666,562

Noncurrent liabilities
Long-term debt	—	1,325,000	2,667	—	—	1,327,667
Intercompany notes payable—noncurrent	—	—	1,347,773	29,602	(1,377,375)	—
Deferred income tax liabilities—noncurrent	—	1,600	17,115	8,217	—	26,932
Other noncurrent obligations	—	—	198,479	11,939	—	210,418

Total noncurrent liabilities	—	1,326,600	1,566,034	49,758	(1,377,375)	1,565,017

Commitments and contingencies (Note J)
Shareholders’ equity	343,202	1,045,934	1,033,569	114,636	(2,194,139)	343,202

Total liabilities and shareholders’ equity	$343,431	$3,200,749	$3,662,743	$829,649	$(5,461,791)	$2,574,781

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,201,521	$343,949	$(239,977)	$1,305,493
Cost of sales	—	98	1,144,191	333,048	(240,080)	1,237,257

Gross profit	—	(98)	57,330	10,901	103	68,236
Selling, general and administrative expenses	3,197	648	39,943	4,325	—	48,113
Equity in earnings of unconsolidated affiliates	—	—	9,267	—	—	9,267

Operating income (loss)	(3,197)	(746)	26,654	6,576	103	29,390
Interest expense, net	—	29,046	559	493	—	30,098
Intercompany interest expense (income), net	3	(20,571)	17,685	2,905	(22)	—
Loss on extinguishment of long-term debt	—	7,390	—	—	—	7,390
Other expense (income), net	579	180	(6,653)	4,256	—	(1,638)
Equity in loss (earnings) of subsidiaries	6,331	(15,458)	2,063	—	7,064	—

Income (loss) before income taxes	(10,110)	(1,333)	13,000	(1,078)	(6,939)	(6,460)
Provision for (benefit from) income taxes	—	—	3,893	185	(428)	3,650

Net income (loss)	$(10,110)	$(1,333)	$9,107	$(1,263)	$(6,511)	$(10,110)

Comprehensive income (loss)	$(94,692)	$(85,915)	$(73,219)	$(3,519)	$162,653	$(94,692)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,177,331	$358,806	$(227,178)	$1,308,959
Cost of sales	—	104	1,091,387	347,966	(227,015)	1,212,442

Gross profit	—	(104)	85,944	10,840	(163)	96,517
Selling, general and administrative expenses	3,051	1,692	42,703	6,326	—	53,772
Equity in earnings of unconsolidated affiliates	—	—	15,215	—	—	15,215

Operating income (loss)	(3,051)	(1,796)	58,456	4,514	(163)	57,960
Interest expense, net	—	31,574	609	698	—	32,881
Intercompany interest expense (income), net	3	(23,531)	20,247	3,267	14	—
Other expense (income), net	4	(6,530)	14,227	6,244	197	14,142
Equity in loss (earnings) of subsidiaries	(7,994)	(14,517)	(4,260)	—	26,771	—

Income (loss) before income taxes	4,936	11,208	27,633	(5,695)	(27,145)	10,937
Provision for (benefit from) income taxes	—	—	4,900	712	389	6,001

Net income (loss)	$4,936	$11,208	$22,733	$(6,407)	$(27,534)	$4,936

Comprehensive income (loss)	$44,079	$50,351	$59,996	$(4,527)	$(105,820)	$44,079

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Nine Months Ended September 30, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,665,478	$1,049,870	$(709,788)	$4,005,560
Cost of sales	—	466	3,448,159	1,007,326	(709,666)	3,746,285

Gross profit	—	(466)	217,319	42,544	(122)	259,275
Selling, general and administrative expenses	8,493	17,778	131,127	14,953	—	172,351
Equity in earnings of unconsolidated affiliates	—	—	29,595	—	—	29,595

Operating income (loss)	(8,493)	(18,244)	115,787	27,591	(122)	116,519
Interest expense, net	—	92,263	1,199	2,056	—	95,518
Intercompany interest expense (income), net	8	(61,299)	52,363	8,918	10	—
Loss on extinguishment of long-term debt	—	7,390	—	—	—	7,390
Other expense (income), net	1,306	20,986	(7,372)	14,504	(18)	29,406
Equity in loss (earnings) of subsidiaries	27,838	(74,471)	5,876	—	40,757	—

Income (loss) before income taxes	(37,645)	(3,113)	63,721	2,113	(40,871)	(15,795)
Provision for (benefit from) income taxes	—	1,016	17,094	4,242	(502)	21,850

Net income (loss)	$(37,645)	$(4,129)	$46,627	$(2,129)	$(40,369)	$(37,645)

Comprehensive income (loss)	$(131,999)	$(98,483)	$(45,124)	$(4,732)	$148,339	$(131,999)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Nine Months Ended September 30, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$3,669,809	$1,125,480	$(732,986)	$4,062,303
Cost of sales	—	682	3,458,437	1,094,098	(733,743)	3,819,474

Gross profit	—	(682)	211,372	31,382	757	242,829
Selling, general and administrative expenses	8,317	3,097	126,508	17,084	—	155,006
Equity in earnings of unconsolidated affiliates	—	—	26,943	—	—	26,943

Operating income (loss)	(8,317)	(3,779)	111,807	14,298	757	114,766
Interest expense, net	—	94,135	3,086	1,706	—	98,927
Intercompany interest expense (income), net	6	(66,640)	57,003	9,613	18	—
Loss on extinguishment of long-term debt	—	20,744	—	—	—	20,744
Other expense (income), net	3	(2,869)	9,955	12,745	16	19,850
Equity in loss (earnings) of subsidiaries	24,480	(37,205)	20,644	—	(7,919)	—

Income (loss) before income taxes	(32,806)	(11,944)	21,119	(9,766)	8,642	(24,755)
Provision for (benefit from) income taxes	—	176	8,392	(1,686)	1,169	8,051

Net income (loss)	$(32,806)	$(12,120)	$12,727	$(8,080)	$7,473	$(32,806)

Comprehensive income (loss)	$15,630	$36,316	$58,411	$(5,328)	$(89,399)	$15,630

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(626)	$(94,841)	$41,451	$55,677	$—	$1,661
Cash flows from investing activities
Capital expenditures	—	—	(59,942)	(9,327)	—	(69,269)
Proceeds from the sale of businesses and other assets	—	—	—	6,257	—	6,257
Payment for working capital adjustment from sale of business	—	—	(700)	—	—	(700)
Distributions from unconsolidated affiliates	—	—	978	—	—	978
Investments in subsidiaries	(196,400)	(199,400)	(196,626)	—	592,426	—
Intercompany investing activities	—	2,000	(250,817)	—	248,817	—

Cash provided by (used in) investing activities	(196,400)	(197,400)	(507,107)	(3,070)	841,243	(62,734)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	198,087	—	—	—	—	198,087
Intercompany short-term borrowings, net	260	49,631	4,670	(6,144)	(48,417)	—
Short-term borrowings, net	—	(3,646)	(208)	(39,576)	—	(43,430)
Contributions from parent companies	—	189,400	395,800	7,226	(592,426)	—
Repayments of Senior Notes	—	(132,500)	—	—	—	(132,500)
Proceeds from (repayments of) intercompany long-term debt	—	189,400	13,000	(2,000)	(200,400)	—
Proceeds from Accounts Receivable Securitization Facility	—	—	—	283,292	—	283,292
Repayments of Accounts Receivable Securitization Facility	—	—	—	(283,859)	—	(283,859)

Cash provided by (used in) financing activities	198,347	292,285	413,262	(41,061)	(841,243)	21,590
Effect of exchange rates on cash	(1)	269	(3,878)	(1,283)	—	(4,893)

Net change in cash and cash equivalents	1,320	313	(56,272)	10,263	—	(44,376)
Cash and cash equivalents—beginning of period	2	954	154,770	40,777	—	196,503

Cash and cash equivalents—end of period	$1,322	$1,267	$98,498	$51,040	$—	$152,127

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(44)	$3,607	$34,551	$55,474	$—	$93,588
Cash flows from investing activities
Capital expenditures	—	—	(45,075)	(7,243)	—	(52,318)
Proceeds from the sale of businesses and other assets	—	—	15,221	—	—	15,221
Proceeds from capital expenditures subsidy	—	—	6,575	—	—	6,575
Advance payment refunded	—	—	—	(2,711)	—	(2,711)
Distributions from unconsolidated affiliates	—	—	1,055	—	—	1,055
Intercompany investing activities	—	(4,000)	(139,267)	—	143,267	—
Decrease in restricted cash	—	—	—	7,852	—	7,852

Cash provided by (used in) investing activities	—	(4,000)	(161,491)	(2,102)	143,267	(24,326)

Cash flows from financing activities
Deferred financing fees	—	(46,572)	(262)	—	—	(46,834)
Intercompany short-term borrowings, net	53	57,490	57,654	24,070	(139,267)	—
Short-term borrowings, net	—	(5,540)	(199)	(26,937)	—	(32,676)
Proceeds from (repayments of) intercompany long-term debt	—	—	—	4,000	(4,000)	—
Repayments of Term Loans	—	(1,239,000)	—	—	—	(1,239,000)
Proceeds from issuance of Senior Notes	—	1,325,000	—	—	—	1,325,000
Proceeds from Accounts Receivable Securitization Facility	—	—	—	351,630	—	351,630
Repayments of Accounts Receivable Securitization Facility	—	—	—	(391,181)	—	(391,181)
Proceeds from Revolving Facility	—	405,000	—	—	—	405,000
Repayments of Revolving Facility	—	(525,000)	—	—	—	(525,000)

Cash provided by (used in) financing activities	53	(28,622)	57,193	(38,418)	(143,267)	(153,061)
Effect of exchange rates on cash	—	(72)	1,356	(116)	—	1,168

Net change in cash and cash equivalents	9	(29,087)	(68,391)	14,838	—	(82,631)
Cash and cash equivalents—beginning of period	3	29,411	182,088	24,855	—	236,357

Cash and cash equivalents—end of period	$12	$324	$113,697	$39,693	$—	$153,726

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global materials company engaged in the manufacture and marketing of emulsion polymers and plastics, including various specialty and technologically differentiated products. We have leading market positions in many of the markets in which we compete. We believe we have developed these strong market positions due to our technological differentiation, diverse global manufacturing base, long-standing customer relationships, commitment to sustainable solutions and competitive cost positions. We believe that growth in overall consumer spending and construction activity, increased demand in the automotive industry for higher fuel efficiency and lighter-weight materials, and improving living standards in emerging markets will result in growth in the global markets in which we compete. In addition, we believe our increasing business presence in developing regions such as China, Southeast Asia, Latin America, and Eastern Europe further enhances our prospects.

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

2014 Year-to-Date Highlights

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

During the second quarter of 2014, the Company announced a planned restructuring within our Engineered Polymers business to exit the commodity market for polycarbonate in North America and to terminate its existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility. The Company also entered into a new long-term supply contract with a third party to supply polycarbonate in North America. These revised arrangements became operational in the fourth quarter of 2014. In addition, the Company has executed revised supply contracts for certain raw materials that are processed at its polycarbonate manufacturing facility in Stade, Germany, which is expected to take effect beginning January 1, 2015. These revised agreements are expected to facilitate improvements in our future results of operations of our Engineered Polymers segment.

On June 17, 2014, the Company completed an initial public offering of 11,500,000 ordinary shares at a price of $19.00 per share, receiving cash proceeds of $203.2 million from this transaction, net of underwriting discounts. These net proceeds were primarily used by the Company in July 2014 to repay $132.5 million in aggregate principal amount of our 8.750% Senior Notes due 2019 at a call premium of 103%, together with accrued and unpaid interest thereon, along with certain related contract termination and offering expenses and general corporate purposes.

In October 2014, the Company announced that effective January 1, 2015, it will realign its business divisions, creating two new business groups called Performance Materials and Basic Plastics and Feedstocks. This new alignment better reflects the nature of our businesses, grouping together businesses with similar strategies and aspirations, with the intention of accelerating growth in Performance Materials and optimizing profitability and cash generation in Basic Plastics and Feedstocks. The Performance Materials division will include the following reporting segments: Rubber, Latex and Performance Plastics (consisting of the Automotive and Consumer Essential Markets businesses). The Basic Plastics and Feedstocks division will also represent a separate segment for reporting purposes and will include the following businesses: Styrenic Polymers (Polystyrene, ABS, SAN), Polycarbonate, and Styrene Monomer.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,305.5	$1,309.0	$4,005.6	$4,062.3
Cost of sales	1,237.3	1,212.5	3,746.3	3,819.5

Gross profit	68.2	96.5	259.3	242.8
Selling, general and administrative expenses	48.1	53.8	172.4	155.0
Equity in earnings of unconsolidated affiliates	9.3	15.2	29.6	26.9

Operating income	29.4	57.9	116.5	114.7
Interest expense, net	30.1	32.9	95.5	98.9
Loss on extinguishment of long-term debt	7.4	—	7.4	20.7
Other expense (income), net	(1.7)	14.1	29.3	19.8

Income (loss) before income taxes	(6.4)	10.9	(15.7)	(24.7)
Provision for income taxes	3.7	6.0	21.9	8.1

Net income (loss)	$(10.1)	$4.9	$(37.6)	$(32.8)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.8%	92.6%	93.5%	94.0%

Gross profit	5.2%	7.4%	6.5%	6.0%
Selling, general and administrative expenses	3.7%	4.1%	4.3%	3.8%
Equity in earnings of unconsolidated affiliates	0.7%	1.2%	0.7%	0.7%

Operating income	2.2%	4.5%	2.9%	2.9%
Interest expense, net	2.3%	2.5%	2.4%	2.4%
Loss on extinguishment of long-term debt	0.6%	0.0%	0.2%	0.5%
Other expense (income), net	(0.1)%	1.1%	0.7%	0.5%

Income (loss) before income taxes	(0.6)%	0.9%	(0.4)%	(0.5)%
Provision for income taxes	0.3%	0.5%	0.5%	0.2%

Net income (loss)	(0.9)%	0.4%	(0.9)%	(0.7)%

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Sales

Net sales for the three months ended September 30, 2014 decreased by $3.5 million, or 0.3%, to $1,305.5 million from $1,309.0 million for the three months ended September 30, 2013. Of the 0.3% decrease, 2.2% was due to lower selling prices, which was partially offset by a favorable currency impact of approximately 1.0%, as the U.S. dollar weakened compared to the euro, and a 0.9% increase due to sales volume driven by higher SSBR volume. The overall decrease in selling prices was primarily due to the pass through of lower styrene prices to our customers in the Styrenics segment.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 increased by $24.8 million, or 2.0%, to $1,237.3 million from $1,212.5 million for the three months ended September 30, 2013. Of the 2.0% increase, 5.3% was attributable to higher prices in styrene-related raw materials, with an additional 1.0% increase due to an unfavorable currency impact, as the U.S. dollar weakened compared to the euro. These increases were partially offset by a 4.1% decrease due to volume mix, as we had a decrease in higher cost products offsetting the increase in lower cost products.

Gross Profit

Gross profit for the three months ended September 30, 2014 decreased by $28.3 million, or 29.3%, to $68.2 million from $96.5 million for the three months ended September 30, 2013. The decrease was primarily attributable to lower margins in the Styrenics segment, driven by a reduction in the spread on styrene monomer production compared to the prior year, which was partially offset by higher volume and margins in Synthetic Rubber.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2014 decreased by $5.7 million, or 10.6%, to $48.1 million from $53.8 million for the three months ended September 30, 2013. The decrease in SG&A expenses was primarily due to lower restructuring charges incurred in 2014 of approximately $0.7 million related to the shutdown of our latex facility in Altona, Australia compared to charges of $2.5 million in 2013, approximately $1.1 million less in advisory fees to Bain Capital compared to prior year as a result of the termination of the Advisory Agreement upon the consummation of the IPO on June 17, 2014, and decreases in incentive compensation and normal operating costs. These decreases were partially offset by $2.0 million of additional charges incurred in the third quarter of 2014 in connection with the restructuring of part of our Engineered Polymers business to exit the commodity market for polycarbonate in North America. For more information regarding the Advisory Agreement termination fee and restructuring charges noted above, refer to Notes N and Q to the condensed consolidated financial statements.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2014 was $9.3 million compared to equity in earnings of $15.2 million for the three months ended September 30, 2013. AmSty equity earnings decreased to $10.9 million for the three months ended September 30, 2014 from $15.2 million for the three months ended September 30, 2013 while Sumika Styron had equity losses of $1.6 million for the three months ended September 30, 2014 and equity earnings of less than $0.1 million for the three months ended September 30, 2013, respectively. AmSty earnings decreased primarily due to lower styrene production margins.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2014 was $30.1 million compared to $32.9 million for the three months ended September 30, 2013. This decrease in interest expense was primarily attributable to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014 as well as the lower average borrowings and outstanding balance on the Accounts Receivable Securitization Facility during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $7.4 million for the three months ended September 30, 2014, related to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014, using proceeds from the Company’s IPO. This loss was comprised of a $4.0 million call premium and a $3.4 million write-off of related unamortized debt issuance costs. There was no loss on extinguishment of long-term debt incurred during the three months ended September 30, 2013.

Other Expense (Income), net

Other income, net for the three months ended September 30, 2014 was $1.7 million, which consisted primarily of $2.2 million of net foreign exchange transaction gains, partially offset by other expenses. During the third quarter of 2014, the Company recorded foreign exchange transaction gains of $21.8 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the quarter. Separately, beginning in the third quarter, the Company entered into foreign exchange forward contracts and recorded related losses of approximately $19.5 million, largely offsetting the above described net gains (see Note G in the condensed consolidated financial statements).

Other expense, net for the three months ended September 30, 2013 was $14.1 million, which consisted primarily of $11.9 million of foreign exchange transaction losses, a $1.0 million additional loss on the sale of the Company’s Styrenics EPS business (refer to Note P in the condensed consolidated financial statements), and other expenses.

Foreign exchange transaction gains and losses are primarily driven by the remeasurement of our euro denominated payables to the U.S. dollar.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2014 was $3.7 million, resulting in a negative effective tax rate of 56.5%. Provision for income tax for the three months ended September 30, 2013 was $6.0 million, resulting in an effective tax rate of 54.9%.

The decrease in provision for income taxes was driven by a reduction in income before taxes, from $10.9 million of income for the three months ended September 30, 2013 to $6.5 million of loss for the three months ended September 30, 2014. This decrease in the provision for income taxes was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, where the statutory income tax rate is lower than the U.S. statutory income tax rate.

Although the Company had losses before income taxes of $6.5 million for the three months ended September 30, 2014, approximately $22.6 million of losses were generated primarily within our holding companies incorporated in Luxembourg, which did not provide a tax benefit to the Company and therefore unfavorably impacted our effective tax rate during period. These losses stemmed primarily from non-deductible interest and stock-based compensation expenses. The effective income tax rate for the three months ended September 30, 2013 was impacted by losses of $15.4 million, primarily within our holding companies incorporated in Luxembourg, related to non-deductible interest and stock-based compensation expenses.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Sales

Net sales for the nine months ended September 30, 2014 decreased by $56.7 million, or 1.4%, to $4,005.6 million from $4,062.3 million for the nine months ended September 30, 2013. Of the 1.4% decrease, 4.3% was due to lower selling prices, which was partially offset by a favorable currency impact of approximately 2.1% as the U.S. dollar weakened compared to the euro and a 1.1% increase in sales volume driven by the Synthetic Rubber segment. The overall decrease in selling prices was primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and styrene monomer to our Styrenics and Latex customers.

Cost of Sales

Cost of sales for the nine months ended September 30, 2014 decreased by $73.2 million, or 1.9%, to $3,746.3 million from $3,819.5 million for the nine months ended September 30, 2013. Of the 1.9% decrease, 2.0% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 2.0% decrease was due to volume mix, as we had a decrease in higher cost products offsetting the increase in lower cost products. These decreases were partially offset by an unfavorable currency impact of approximately 2.1% due to the weakening of the U.S. dollar compared to the euro.

Gross Profit

Gross profit for the nine months ended September 30, 2014 increased by $16.5 million, or 6.8%, to $259.3 million from $242.8 million for the nine months ended September 30, 2013. The increase was primarily attributable to higher volume to SSBR customers due to the improving tire market in Europe, as well as higher margins due to lower raw material costs.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2014 increased by $17.4 million, or 11.2%, to $172.4 million from $155.0 million for the nine months ended September 30, 2013. The increase in SG&A expenses was primarily due to $23.3 million in termination fees paid related to the Advisory Agreement with Bain Capital which terminated upon consummation of the IPO on June 17, 2014, and $3.5 million of charges in connection with the restructuring part of our Engineered Polymers business to exit the commodity market for polycarbonate in North America. These increases were offset by higher restructuring charges incurred in the first three quarters of 2013 of approximately $9.0 million related to the shutdown of our latex facility in Altona, Australia compared to charges of $2.8 million in 2014. Other decreases in expenses included incentive compensation and other normal operating costs. For more information regarding the Advisory Agreement termination fee and restructuring charges noted above, refer to Notes N and Q to the condensed consolidated financial statements.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2014 was $29.6 million compared to equity in earnings of $26.9 million for the nine months ended September 30, 2013. AmSty equity earnings increased to $33.2 million for the nine months ended September 30, 2014 from $27.6 million for the nine months ended September 30, 2013 primarily due to stronger operating performance driven by improved market conditions. Sumika Styron had equity losses of $3.6 million for the nine months ended September 30, 2014 and $0.6 million for the nine months ended September 30, 2013, respectively.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2014 was $95.5 million compared to $98.9 million for the nine months ended September 30, 2013. The decrease in interest expense is primarily attributable to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014 as well as lower average borrowings and outstanding principal balances on both the Revolving Facility and the Accounts Receivable Securitization Facility during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $7.4 million for the nine months ended September 30, 2014, related to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014, using proceeds from the Company’s IPO. This loss was comprised of a $4.0 million call premium and a $3.4 million write-off of related unamortized debt issuance costs.

Loss on extinguishment of long-term debt was $20.7 million for the nine months ended September 30, 2013 related to the extinguishment of our $1,239.0 million Term Loans under our Senior Secured Credit Facility, which was comprised of the write-off of existing unamortized deferred financing fees and original issue discount attributable to the Term Loans totaling $14.4 million and $6.3 million, respectively.

Other Expense (Income), net

Other expense, net for the nine months ended September 30, 2014 was $29.3 million, which included a $32.5 million payment made to Dow in connection with termination of the Latex JV Option Agreement as discussed in Note N in the condensed consolidated financial statements, slightly offset by net foreign exchange transaction gains of $3.9 million.

During 2014, the Company recorded foreign exchange transaction gains of $23.4 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the year. Separately, beginning in the third quarter, the Company entered into foreign exchange forward contracts and recorded related losses of approximately $19.5 million, largely offsetting the above described net gains (see Note G in the condensed consolidated financial statements).

Other expense, net for the nine months ended September 30, 2013 was $19.8 million, which included a $4.2 million loss on the sale of the Company’s Styrenics EPS business (refer to Note P in the condensed consolidated financial statements), $12.2 million of foreign exchange transaction losses, and other expenses.

Foreign exchange transaction gains and losses are primarily driven by the remeasurement of our euro denominated payables to the U.S. dollar.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2014 was $21.9 million, resulting in a negative effective tax rate of 138.3%. Provision for income taxes for the nine months ended September 30, 2013 was $8.1 million, resulting in a negative effective tax rate of 32.5%. The increase in provision for income taxes was primarily driven by higher taxable income in our subsidiaries outside of Luxembourg.

Although the Company had losses before income taxes of $15.8 million for the nine months ended September 30, 2014, approximately $119.8 million of losses were generated primarily within our holding companies incorporated in Luxembourg, which did not provide a tax benefit to the Company and therefore unfavorably impacted the effective tax rate during the period. Included in these losses were non-deductible interest and stock-based compensation expenses, as well as certain non-deductible expenses, such as a $32.5 million charge related to an agreement with Dow to terminate the Latex JV Option Agreement and approximately $18.6 million of fees related to the termination of the Advisory Agreement with Bain Capital. The effective income tax rate for the nine months ended September 30, 2013 was impacted by losses of $59.7 million, primarily within our holding companies incorporated in Luxembourg, related to non-deductible interest and stock-based compensation expenses.

Partially offsetting this unfavorable impact to the effective tax rate was a tax benefit recognized during the nine months ended September 30, 2014, as the Company effectively settled its 2010 and 2011 audit with the IRS and received a refund of $3.2 million in July 2014. As a result, the Company recorded a previously unrecognized tax benefit in the amount of $2.7 million, including penalties and interest, relating to its 2011 tax return filing. No similar tax benefits were recorded in the nine months ended September 30, 2013.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net sales(1)
Latex segment	$328.4	$332.1	$975.4	$1,033.8
Synthetic Rubber segment	155.5	141.5	497.1	474.1
Styrenics segment	560.5	576.3	1,744.6	1,775.6
Engineered Polymers segment	261.1	259.1	788.5	778.8
Corporate unallocated(2)	—	—	—	—

Total	$1,305.5	$1,309.0	$4,005.6	$4,062.3

EBITDA(3)
Latex segment	$25.4	$24.0	$75.7	$72.8
Synthetic Rubber segment	26.6	12.8	106.7	71.4
Styrenics segment	21.6	66.0	91.1	109.0
Engineered Polymers segment	1.8	2.0	4.6	(1.8)
Corporate unallocated(2)	(23.9)	(37.8)	(119.6)	(106.2)

Total	$51.5	$67.0	$158.5	$145.2

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Net sales(1)
Latex segment	25.2%	25.4%	24.4%	25.4%
Synthetic Rubber segment	11.9%	10.8%	12.4%	11.7%
Styrenics segment	42.9%	44.0%	43.6%	43.7%
Engineered Polymers segment	20.0%	19.8%	19.6%	19.2%
Corporate unallocated(2)	0.0%	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

EBITDA(3)
Latex segment	7.7%	7.2%	7.8%	7.0%
Synthetic Rubber segment	17.1%	9.0%	21.5%	15.1%
Styrenics segment	3.9%	11.5%	5.2%	6.1%
Engineered Polymers segment	0.7%	0.8%	0.6%	(0.2)%
Corporate unallocated(2)	(1.8)%	(2.9)%	(3.0)%	(2.6)%

Total	3.9%	5.1%	4.0%	3.6%

(1)	Inter-segment sales have been eliminated.
(2)	Corporate unallocated includes corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses. Percentages for corporate unallocated are based on total sales.
(3)	EBITDA is a non-GAAP financial measure that we refer to in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. We present EBITDA because we believe that it is useful for investors to analyze disclosures of our operating results on the same basis as that used by our management. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (such as interest expense), asset base (such as depreciation and amortization) and tax structure. See a reconciliation of net income (loss) to EBITDA below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$(10.1)	$4.9	$(37.6)	$(32.8)
Interest expense, net	30.1	32.9	95.5	98.9
Provision for income taxes	3.7	6.0	21.9	8.1
Depreciation and amortization	27.8	23.2	78.7	71.0

EBITDA	$51.5	$67.0	$158.5	$145.2

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

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the nine months ended September 30, 2014, approximately half of our Latex segment’s net sales were generated in Europe, approximately 25% were generated in the United States and the remainder was generated in Asia and other geographies.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net sales for the three months ended September 30, 2014 decreased by $3.7 million, or 1.1%, to $328.4 million from $332.1 million for the three months ended September 30, 2013. Of the 1.1% decrease in net sales, 1.9% was due to lower selling prices primarily from the pass through of lower styrene prices as well as continued competitive pressures, which was partially offset a by favorable currency impact of 0.7% as the U.S. dollar weakened compared the euro and a slight increase in sales volume.

EBITDA for the three months ended September 30, 2014 increased by $1.4 million, or 5.8%, to $25.4 million from $24.0 million for the three months ended September 30, 2013. The EBITDA increase was driven by a decrease in restructuring related charges of $1.8 million (see Note Q in the condensed consolidated financial statements), as well as higher volume impact of 2.8% and a decrease in fixed costs of approximately 17.5% driven by Altona operating costs in the prior year, a higher level of fixed cost absorption in the current year, and continued fixed cost management. These favorable impacts were partially offset by lower margins which decreased EBITDA by approximately 23.1%, due to higher raw material costs and a continued competitive environment.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net sales for the nine months ended September 30, 2014 decreased by $58.4 million, or 5.6%, to $975.4 million from $1,033.8 million for the nine months ended September 30, 2013. Of the 5.6% decrease in net sales, 5.2% was due to lower selling prices primarily from the pass through of lower butadiene and styrene cost and 1.9% from lower sales volume driven by lower sales to the Europe and North America paper markets. The volume impact was partially offset by a 1.5% favorable currency impact as the U.S. dollar weakened compared to the euro.

EBITDA for the nine months ended September 30, 2014 increased by $2.9 million, or 4.0%, to $75.7 million from $72.8 million for the nine months ended September 30, 2013. The EBITDA increase was driven by a decrease in restructuring related charges of $6.2 million (see Note Q in the condensed consolidated financial statements) as well as a favorable currency impact of 1.4% as the U.S. dollar weakened compared to the euro. Offsetting these increases was lower sales volume, driven by lower sales to the Europe and North America paper markets, which caused EBITDA to decrease by 4.0%.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While 100% of our sales were generated in Europe for the nine months ended September 30, 2014, approximately 15% of these net sales were exported to Asia, 10% to Latin America and 7% to North America.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net sales for the three months ended September 30, 2014 increased by $14.0 million, or 9.9%, to $155.5 million from $141.5 million for the three months ended September 30, 2013. Of the 9.9% increase in net sales, 5.1% was due to an increase in sales volume resulting from higher sales of SSBR to tire producers, and 3.1% was due to higher selling prices mostly from higher butadiene costs passed through to customers. A favorable currency impact contributed an additional 1.7% increase as the U.S dollar weakened compared to the euro.

EBITDA for the three months ended September 30, 2014 more than doubled compared to the prior year, increasing by $13.8 million, or 107.8%, to $26.6 million compared to $12.8 million for the three months ended September 30, 2013. Higher volume, driven by an increase in SSBR sales, and margin, driven by favorable raw material cost timing, resulted in a 127.7% increase in EBITDA. These favorable impacts were partially offset by a 22.0% decrease in EBITDA due to higher fixed costs related primarily to a planned turnaround at one of our ESBR plants.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net sales for the nine months ended September 30, 2014 increased by $23.0 million, or 4.9%, to $497.1 million from $474.1 million for the nine months ended September 30, 2013. Of the 4.9% increase in net sales, 11.0% was due to an increase in sales volume resulting from higher sales of SSBR to tire producers, and 3.3% was due to a favorable currency impact as the U.S dollar weakened compared to the euro. These increases were offset by lower selling prices due to the pass through of lower butadiene costs to customers, which decreased net sales by approximately 9.5%.

EBITDA for the nine months ended September 30, 2014 increased by $35.3 million, or 49.4%, to $106.7 million from $71.4 million for the nine months ended September 30, 2013. Higher volume, driven by higher SSBR sales, and margin, driven by favorable raw material cost timing, increased EBITDA by approximately 57.0%. In addition, currency had a favorable impact of approximately 3.7% as the U.S. dollar weakened compared to the euro. These increases were partially offset by higher fixed costs, which decreased EBITDA by approximately 11.2%, and were driven by a lower level of fixed cost absorption.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net sales for the three months ended September 30, 2014 decreased by $15.8 million, or 2.7%, to $560.5 million from $576.3 million for the three months ended September 30, 2013. Of the 2.7% decrease in net sales, 4.5% was driven by decreases in selling prices due primarily to the pass through of lower styrene cost to customers, partially offset by a favorable currency impact of approximately 1.0% as the U.S. dollar weakened compared to the euro and a 0.8% increase due to sales volume.

EBITDA for the three months ended September 30, 2014 decreased by $44.4 million, or 67.3%, to $21.6 million from $66.0 million for the three months ended September 30, 2013. Of the 67.3% decrease, 65.3% was due to lower margins, driven by a reduction in the spread on styrene monomer production compared to the prior year. In addition, a $4.4 million decrease in equity earnings from our AmSty joint venture resulted in a 6.6% reduction in EBITDA. These decreases were partially offset by a 4.5% increase from lower fixed costs and a 1.5% increase due to an impairment loss in the prior year in connection with the sale of our EPS business.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net sales for the nine months ended September 30, 2014 decreased by $31.0 million, or 1.7%, to $1,744.6 million from $1,775.6 million for the nine months ended September 30, 2013. Of the 1.7% decrease in net sales, 3.6% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers and approximately 0.3% was due to a decrease in sales volume. These decreases were partially offset by a 2.2% favorable currency impact to our net sales as the U.S. dollar weakened compared to the euro.

EBITDA for the nine months ended September 30, 2014 decreased by $17.9 million, or 16.4%, to $91.1 million from $109.0 million for the nine months ended September 30, 2013. Of the 16.4% decrease, 27.3% was driven by lower margins due mainly to a reduction in the spread on styrene monomer production margins compared to the prior year. Also contributing to the decrease was a 7.9% reduction in sales volume, driven by lower sales in Europe and Asia polystyrene. These decreases were offset by a 7.9% increase in EBITDA due to lower fixed costs, driven by the EPS divestiture and continued cost management, as well as a 5.1% increase due to equity earnings from our AmSty joint venture which increased $5.6 million during the nine months ended September 30, 2014. Currency had a favorable impact of approximately 2.1%.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net sales for the three months ended September 30, 2014 increased by $2.0 million, or 0.8%, to $261.1 million from $259.1 million for the three months ended September 30, 2013. The 0.8% increase in net sales was primarily due to favorable currency impact of approximately 0.8% as the U.S. dollar weakened compared to the euro, with minimal impact from changes in volume or selling price.

EBITDA for the three months ended September 30, 2014 decreased by $0.2 million, or 10.0%, to $1.8 million from $2.0 million for the three months ended September 30, 2013. This decrease was primarily due to lower equity affiliate income from Sumika Styron which was mostly offset by lower utility costs in our Polycarbonate business.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net sales for the nine months ended September 30, 2014 increased by $9.7 million, or 1.2%, to $788.5 million from $778.8 million for the nine months ended September 30, 2013. The 1.2% increase in net sales was due to a favorable currency impact of 1.8% as the U.S. dollar weakened compared to the euro, as well as increased sales volume of approximately 1.1% from higher sales to the Europe, North America, and Asia automotive markets as well as the Asia electronics market. These increases were partially offset by a 1.6% decrease in selling prices primarily due to the continued competitive challenges in the polycarbonate market.

EBITDA for the nine months ended September 30, 2014 increased by $6.4 million, or 355.6%, to $4.6 million from $(1.8) million for the nine months ended September 30, 2013. This increase was primarily due to higher volume and margins in 2014 from sales of our compounds and blends products to the automotive and electronic markets.

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

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$(10.1)	$4.9	$(37.6)	$(32.8)
Interest expense, net	30.1	32.9	95.5	98.9
Provision for income taxes	3.7	6.0	21.9	8.1
Depreciation and amortization	27.8	23.2	78.7	71.0

EBITDA(a)	$51.5	$67.0	$158.5	$145.2
Loss on extinguishment of long-term debt	7.4	—	7.4	20.7
Asset impairment charges or write-offs (b)	—	—	—	0.7
Net loss on disposition of businesses and assets (c)	—	1.0	—	4.2
Restructuring and other charges (d)	0.8	2.6	3.5	9.1
Fees paid pursuant to advisory agreement (e)	—	1.2	25.4	3.6
Other non-recurring items (f)	1.9	—	34.4	1.1

Adjusted EBITDA	$61.6	$71.8	$229.2	$184.6
Inventory revaluation	0.8	26.4	(7.4)	52.4

Adjusted EBITDA, excluding inventory revaluation (g)	$62.4	$98.2	$221.8	$237.0

(a)	We refer to EBITDA in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income (loss), which is determined in accordance with GAAP. See the “Selected Segment Information” for further detail.
(b)	Asset impairment charges or write-offs for the nine months ended September 30, 2013 includes the impairment of land at our manufacturing site in Livorno, Italy, prior to its eventual sale.
(c)	Net loss on disposition of businesses or assets for the three and nine months ended September 30, 2013 related to a loss on sale of the Company’s EPS business, which was approved by the Company’s board of directors in June 2013 and closed in September 2013, as discussed in Note P in the condensed consolidated financial statements.
(d)	Restructuring and other charges for the three and nine months ended September 30, 2014 and September 30, 2013, were incurred primarily in connection with the shutdown of our latex manufacturing plant in Altona, Australia. Note that the accelerated depreciation charges incurred as part of the restructuring within our Engineered Polymers business are included within the depreciation caption above, and therefore not included as a separate adjustment within this caption. See Note Q in the condensed consolidated financial statements for further discussion.
(e)	Represents fees paid under the terms of our Advisory Agreement with Bain Capital. For the nine months ended September 30, 2014, this includes a charge of $23.3 million for fees incurred in connection with the termination of the Advisory Agreement, pursuant to its terms, upon consummation of the Company’s IPO in June 2014. See Note N in the condensed consolidated financial statements for further discussion.

(f)	Other non-recurring items incurred for the nine months ended September 30, 2014 include a one-time $32.5 million termination payment made to Dow in connection with the termination of our Latex JV Option Agreement. See Note N in the condensed consolidated financial statements for further discussion. Amounts incurred during the three months ended September 30, 2014 consist of costs related to the process of changing our corporate name from Styron to Trinseo.
(g)	See the discussion above this table for a description of Adjusted EBITDA, excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2014 and 2013, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended September 30,
(in millions)	2014	2013
Net cash provided by (used in):
Operating activities	$1.7	$93.6
Investing activities	(62.7)	(24.3)
Financing activities	21.6	(153.1)
Effect of exchange rates on cash	(5.0)	1.2

Net change in cash and cash equivalents	$(44.4)	$(82.6)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 totaled $1.7 million, with net cash used in operating assets and liabilities totaling $66.5 million. The most significant components of the changes in operating assets and liabilities for the nine months ended September 30, 2014 of $66.5 million was an increase in accounts receivable of $42.0 million, and a decrease in other liabilities of $19.2 million. The increase in accounts receivable is primarily due to higher sales during the third quarter of 2014, compared to the fourth quarter of 2013. Our other liabilities decreased mainly due to reductions in normal operating costs. Our operating cash flow for the nine months ended September 30, 2014 was negatively impacted by two significant one-time cash payments in the second quarter of 2014 totaling approximately $55.8 million related to the termination of our Latex JV Option Agreement with Dow and our Advisory Agreement with Bain Capital. Refer to Note N of the condensed consolidated financial statements for further details.

Net cash provided by operating activities during the nine months ended September 30, 2013 totaled $93.6 million, with net cash provided by operating assets and liabilities totaling $26.5 million. The most significant components of the changes in operating assets and liabilities for the nine months ended September 30, 2013 of $26.5 million were decreases in inventories of $93.9 million offset by increases in accounts receivable of $41.5 million and decreases in accounts payable and other current liabilities of $31.7 million. Inventory decreased due to lower raw materials prices in the third quarter of 2013, as well as a decrease in volumes on hand compared to the fourth quarter of 2012, due to unusually higher inventory volumes on hand at the end of 2012 resulting from our rubber capacity expansion project placed in operation in the fourth quarter of 2012. The increase in accounts receivable reflects an increase in sales in September 2013, when compared to sales in December 2012, driven primarily by higher sales volume . Increase in accounts receivable was also due to extended credit terms to certain customers, and accelerated collection of receivables in December 2012. Accounts payable and other current liabilities decreased mainly due to timing of payments in normal course of business, lower production volumes, and lower raw materials prices in the third quarter of 2013.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 totaled $62.7 million consisting primarily of capital expenditures of $69.3 million, of which approximately $26.1 million (€19.0 million) was related to the Company’s acquisition of production capacity rights from JSR at its rubber production facility in Schkopau, Germany. These investing activities were partially offset by cash proceeds of $6.3 million from the sale of a portion of land at our manufacturing site in Livorno, Italy.

Net cash used in investing activities for the nine months ended September 30, 2013 totaled $24.3 million consisting primarily of capital expenditures of $52.3 million during the period, offset by proceeds received from a government subsidy of $6.6 million related to our capital expansion project at our rubber facility in Schkopau, Germany. Also offsetting these capital expenditures were cash proceeds from the sale of our EPS business of $15.2 million received on September 30, 2013 and cash proceeds of $7.9 million from our accounts receivable securitization facility released from restrictions. Refer to Note P of the condensed consolidated financial statements for details of the EPS business divestiture.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 totaled $21.6 million. During the period, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. As a result, the Company received net cash proceeds from the issuance of common stock of $198.1 million, which is net of underwriting discounts as well as advisory, accounting, and legal expenses directly related to the offering. In July 2014, using proceeds from the Company’s IPO, the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes (see Note L of the condensed consolidated financial statements for further details). In addition, we had net repayments of short-term borrowings of $43.4 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. We also continue to utilize our Accounts Receivable Securitization Facility to fund our working capital requirements. For the nine months ended September 30, 2014, we had borrowings from our Accounts Receivable Securitization Facility of $283.3 million and repayments of $283.9 million, resulting in net repayments of $0.6 million due to changes in foreign currency exchange rates, as a portion of our borrowings under the Accounts Receivable Securitization Facility originate in euros.

Net cash used in financing activities during the nine months ended September 30, 2013 totaled $153.1 million. During the period, we repaid our outstanding Term Loans of $1,239.0 million using the proceeds from the issuance of $1,325.0 million in Senior Notes issued in January 2013. In connection with the issuance of the Senior Notes and the amendments to our Senior Secured Credit Facility and our Accounts Receivable Securitization Facility, we paid approximately $46.8 million of refinancing fees. In addition, during the period, we continued to utilize our Revolving Facility and our Accounts Receivable Securitization Facility to fund our working capital requirements. During the nine months ended September 30, 2013, our borrowings and repayments to our Revolving Facility were $405.0 million and $525.0 million, respectively, and we had net repayments to our Accounts Receivable Securitization Facility of $39.6 million.

Indebtedness and Liquidity

The following table outlines our outstanding indebtedness as of September 30, 2014 and December 31, 2013 and the associated interest expense, including amortization of deferred financing fees and debt discounts, and effective interest rates for such borrowings as of September 30, 2014 and December 31, 2013. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Nine Months Ended September 30, 2014			As of and for the Year Ended December 31, 2013
(dollars in millions)	Balance	Effective Interest Rate	Interest Expense	Balance	Effective Interest Rate	Interest Expense
Senior Secured Credit Facility
Term Loans	$—	n/a	$—	$—	n/a	$8.0
Revolving Facility	—	0%	3.5	—	6.6%	5.7
Senior Notes	1,192.5	8.8%	88.7	1,325.0	8.8%	111.9
Accounts Receivable Securitization Facility	—	2.7%	3.3	—	3.1%	5.6
Other Indebtedness	11.1	1.2%	0.1	11.4	1.6%	0.1

Total	$1,203.6		$95.6	$1,336.4		$131.3

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

This amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of September 30, 2014, the Company was in compliance with all debt covenant requirements under the Senior Secured Credit Facility.

There were no amounts outstanding under the Revolving Facility as of September 30, 2014. Available borrowings under the Revolving Facility totaled $293.1 million (net of $6.9 million of outstanding letters of credit) as of September 30, 2014.

Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% Senior Notes. Interest on the Senior Notes is payable semi-annually on February 1st and August 1st of each year, which commenced on August 1, 2013. The notes will mature on February 1, 2019, at which time the principal amounts then outstanding will be due and payable. The proceeds from the issuance of the Senior Notes were used to repay all of the Company’s outstanding Term Loans and related refinancing fees and expenses.

The Company may redeem all or part of the Senior Notes at any time prior to August 1, 2015 by paying a call premium, plus accrued and unpaid interest to the redemption date. The Company may redeem all or part of the Senior Notes at any time after August 1, 2015 at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed, to the applicable date of redemption, if redeemed during the twelve-month period beginning on of the year indicated below:

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

In July 2014, using proceeds from the Company’s IPO (see Note L to the condensed consolidated financial statements), the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, including a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million. As a result of this redemption, during the third quarter of 2014 the Company incurred a loss on the extinguishment of debt of approximately $7.4 million, which includes the above $4.0 million call premium and a $3.4 million write-off of related unamortized debt issuance costs. Pursuant to the Indenture, the Company may redeem another 10% of the original principal amount of the Senior Notes prior to August 1, 2015.

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

The indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, subject to certain exceptions. If the Senior Notes are assigned an investment grade by the rating agencies and the Company is not in default, certain covenants will be suspended. If the ratings on the Senior Notes decline to below investment grade, the suspended covenants will be reinstated. As of September 30, 2014, the Company was in compliance with all debt covenant requirements under the indenture.

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

As of September 30, 2014, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $186.1 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

Other Indebtedness

As of September 30, 2014, we had $8.8 million of outstanding borrowings under our short-term revolving credit facility through our subsidiary in China that provides for up to $15.0 million of uncommitted funds available for borrowings, subject to the availability of collateral. The facility is subject to annual renewal.

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

Our liquidity requirements are significant due to our highly leveraged nature, as well as our working capital requirements. As of September 30, 2014, we had $1,203.6 million in outstanding indebtedness and $817.3 million in working capital. As of December 31, 2013, we had $1,336.4 million in outstanding indebtedness and $810.2 million in working capital. As of September 30, 2014 and December 31, 2013, we had $76.8 million and $74.0 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

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

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Secured Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future. As of September 30, 2014 and December 31, 2013, we were in compliance with all the covenants and default provisions under our credit arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares which have been previously disclosed in Item 1A. of our Quarterly Report on Form 10-Q for the period ended June 30, 2014 as well those risk factors related to our business and industry which have been previously disclosed in our Registration Statement under “Risk Factors- Risks relating to our Business and our Industry”, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

On June 11, 2014, our Registration Statement on Form S-1, as amended (File No. 333-194561), relating to our initial public offering of 10,000,000 ordinary shares was declared effective by the SEC. On June 17, 2014, we closed the sale of 11,500,000 of our ordinary shares at a price of $19 per share, which included the sale of an additional 1,500,000 shares of our ordinary shares pursuant to underwriters’ over-allotment option. Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup and Morgan Stanley & Co. LLC served as joint book-running managers and the representatives of the underwriters. Barclays Capital Inc., BofA Merrill Lynch, HSBC Securities (USA) Inc. and Jefferies LLC also acted as book-running managers. Mizuho Securities USA Inc., Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC acted as co-managers of the offering.

We paid to the underwriters underwriting discounts and commissions totaling $15.3 million in connection with the offering. In addition, we incurred additional costs of $5.1 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of $20.4 million. We received $198.1 million of proceeds from the offering, net of underwriting fees and estimated expenses. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

Date: November 14, 2014

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John A. Feenan
Name:	John A. Feenan
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement filed on Form S-1, File No. 333-194561, filed June 2, 2014)

3.2	Amendment to the Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to current report on Form 8-K, File No. 001-36473, filed on July 18, 2014)

4.1	Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2	Indenture, dated as of January 29, 2013, including Form of 8.750% Senior Secured Notes due 2019, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.3	First Supplemental Indenture, dated as of March 12, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.4	Second Supplemental Indenture, dated as of May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.5	Third Supplemental Indenture, dated as of September 16, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.4 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.6	Fourth Supplemental Indenture, dated as of December 3, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

4.7	Fifth Supplemental Indenture, dated as of July 9, 2014, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee. (incorporated herein by reference to Exhibit 4.7 to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 001-36473, filed August 11, 2014)

4.8	Intercreditor and Collateral Agency Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., the other Grantors party hereto, Deutsche Bank AG New York Branch, Wilmington Trust, National Association and each Additional Collateral Agent from time to time party hereto. (incorporated herein by reference to Exhibit 4.5 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.9	Registration Rights Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.6 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.10	Purchase Agreement, dated January 24, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

4.11	Joinder to Purchase Agreement, dated May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.7 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	INS — XBRL Instance Document

101*	SCH — XBRL Taxonomy Extension Schema Document

101*	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

101*	DEF — XBRL Taxonomy Extension Definition Linkbase Document

101*	LAB — XBRL Taxonomy Extension Label Linkbase Document

101*	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.