Form 10-K
period 2014-12-31
Trinseo S.A.
filed 2015-03-10
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36473

Trinseo S.A.

(Exact name of registrant as specified in its charter)

Luxembourg	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Chesterbrook Boulevard, Suite 300

Berwyn, PA 19312

(Address of Principal Executive Offices)

(610) 240-3200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 9, 2015, there were 48,769,567 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo S.A. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of March 9, 2015 was approximately $210,382,750.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

•	our continued reliance on our relationship with The Dow Chemical Company;

•	our substantial level of indebtedness;

•	the stability of our joint ventures;

•	lawsuits resulting from products or operations;

•	volatility in costs or disruption in the supply of the raw materials utilized for our products;

•	hazards associated with chemical manufacturing;

•	the competitive nature of our end markets;

•	our compliance with environmental, health and safety laws;

•	conditions in the global economy and capital markets;

•	any disruptions in production at our manufacturing facilities;

•	increases in the cost of energy;

•	our ability to maintain the necessary licenses and permits we need for our operations;

•	failure to maintain an effective system of internal controls;

•	current insurance not covering all potential exposures;

•	changes in laws and regulations applicable to our business;

•	our dependence upon key executive management and any inability to attract and retain other qualified management personnel;

•	fluctuations in currency exchange rates;

•	strategic acquisitions affecting current operations;

•	the loss of customers;

•	any inability to continue technological innovation and successful introduction of new products;

•	any inability to protect our trademarks, patents or other intellectual property rights;

•	data security breaches;

•	failure of our assumptions and projections to be accurate;

i

•	local business risks in different countries in which we operate;

•	seasonality of our business; and

•	other risks described in the “Risk Factors” section of this Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other public communications. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ii

Trinseo S.A.

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2014

Unless otherwise indicated or required by context, as used in this Annual Report, the term “Trinseo” refers to Trinseo S.A. (NYSE: TSE), a public limited liability company (société anonyme) existing under the laws of Luxembourg, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a consolidated entity and as required by context, may also include our business as owned by our predecessor, The Dow Chemical Company, for any dates prior to June 17, 2010. The terms “Trinseo Materials Operating S.C.A.” and “Trinseo Materials Finance, Inc.” refer to Trinseo’s indirect subsidiaries, Trinseo Materials Operating S.C.A., a Luxembourg partnership limited by shares incorporated under the laws of Luxembourg, and Trinseo Materials Finance, Inc., a Delaware corporation, and not their subsidiaries. All financial data provided in this Annual Report is the financial data of the Company, unless otherwise indicated.

Prior to our formation, our business was wholly owned by The Dow Chemical Company. We refer to our predecessor business as “the Styron business.” On June 17, 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LLC (“Bain Capital”) acquired the Styron business and Dow Europe Holding B.V., which we refer to as “Dow Europe,” or, together with other affiliates of The Dow Chemical Company, “Dow,” retained an ownership interest in the Styron business through an indirect ownership interest in us. We refer to our acquisition by Bain Capital as the “Acquisition.”

Where You Can Find Additional Information

Our website is www.trinseo.com. Information contained on our website is not part of this Annual Report. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Washington, D.C. 20549.

PART I

Item 1.	Business

BUSINESS

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

We operate our business in four reporting segments: Latex, Synthetic Rubber, Styrenics and Engineered Polymers. Our major products include: styrene-butadiene latex, or SB latex, and styrene-acrylate latex, or SA latex, in our Latex segment; solution styrene butadiene rubber, or SSBR, lithium polybutadiene rubber, or Li-PBR, emulsion styrene butadiene rubber, or ESBR, and nickel polybutadiene rubber, or Ni-PBR, in our Synthetic Rubber segment; polystyrene, acrylonitrile butadiene styrene, or ABS, and styrene acrylonitrile, or SAN, in our Styrenics segment; and polycarbonate, or PC, compounds and blends, and polypropylene compounds in our Engineered Polymers segment. In October 2014, we announced that, effective January 1, 2015, we will be changing our four reporting segments to Latex, Synthetic Rubber, Performance Plastics (including compounds and blends and polypropylene compounds), and Basic Plastics and Feedstocks (including polystyrene, ABS, SAN, and PC).

We have significant manufacturing and production operations around the world, which allows us to serve our global customer base. As of December 31, 2014, our production facilities included 34 manufacturing plants (which included a total of 81 production units) at 26 sites across 14 countries, including joint ventures and contract manufacturers. Our manufacturing locations include sites in high-growth emerging markets such as China, Indonesia and Brazil. Additionally, as of December 31, 2014 we operated 11 research and development (“R&D”) facilities globally, including mini plants, development centers and pilot coaters, which we believe are critical to our global presence and innovation capabilities.

Prior to our formation in Luxembourg in 2010, the Styron business was wholly-owned by Dow. On June 17, 2010, we were acquired by investment funds advised or managed by Bain Capital Partners, LLC and Dow Europe, which acquired an ownership interest in our parent company and sole shareholder, Bain Capital Everest Manager Holding SCA, which we refer to as our Parent. As of December 31, 2014, Dow Europe held an approximately 6.6% interest in our Parent. We continue to have a significant business relationship with Dow and rely on our agreements with Dow for certain operating and other services, for the supply of raw materials used in the production of our products and for certain intellectual property rights. See “—Our Relationship with Dow.”

The following chart summarizes our corporate ownership structure as of December 31, 2014.

We are a global business with a diverse geographic revenue mix and significant operations around the world.

In 2014, we generated net sales of $5,128 million, adjusted EBITDA of $261.6 million, and a net loss of $67.3 million. Additional information regarding adjusted EBITDA, including a reconciliation of net income (loss) to adjusted EBITDA, is included in Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Our Competitive Strengths

Leading Positions in Consolidating Markets

We have leading positions in several of the markets in which we compete, including the #1 position in SSBR in Europe and the #1 position in SB latex globally, and we are a leading global producer of plastics products, including polystyrene and PC. We attribute our strong market positions to our technologically differentiated products, the scale of our global manufacturing base, our long-standing customer relationships and our competitive cost positions.

The markets in which we compete are also highly consolidated and have continued to experience further consolidation over the last several years through the business combinations of BASF Group and Ciba Specialty Chemicals, Yule Catto & Co. plc and PolymerLatex GmbH (currently known as Synthomer plc), Omnova Solutions Inc. and Eliokem International SAS and the formation of Styrolution Group GmbH. As a result, from 2005 to 2014, over 450 kMT of production capacity was eliminated in the SB latex markets in North America and Europe, which represented more than a 20% reduction in production capacity since 2005. In 1990, the top three producers, measured by production capacity, in North America and Europe represented 68% and 49% of estimated regional capacity, respectively. As a result of the capacity rationalizations and consolidations, including those described above, the top three producers in each of North America and Europe represented over 70% of estimated regional production capacity in 2014.

Production capacity has also been reduced in several core markets including Styrenics. For example, from 2006 to 2011, the polystyrene industry experienced substantial capacity rationalization with over 1,000 kMT of annual U.S. and Western Europe polystyrene capacity being eliminated during this time period, representing a reduction of approximately 20% of the 2005 total capacity in those regions.

Technological Advantage and Product Innovation

Most of our products are critical inputs that significantly impact the functionality, production costs and quality of our customers’ products. Many of our products are also differentiated by their performance, reliability, customization and value, which are critical factors in our customers’ selection and retention of materials suppliers. For example, our advanced SSBR and neodymium polybutadiene rubber, or Nd-PBR, technology is designed to reduce a tire’s rolling resistance, resulting in better mileage and fuel efficiency and lower carbon dioxide emissions while at the same time improving the tire’s wet-grip, a measure of braking effectiveness and traction. We believe these are key performance attributes sought by the end user and have become more easily identifiable through the growing adoption of tire labeling requirements by regulatory agencies, including formal adoption by the European Union in late 2012. These attributes also help in meeting European carbon dioxide emissions legislation requirements. Other jurisdictions have adopted or are considering similar legislation, including tire labeling requirements.

Our lightweight plastics materials also allow automotive companies to reduce weight in vehicles by substituting heavier structural parts with our products and thereby improving fuel efficiency for cars. Higher end automotive interior applications have also benefitted from utilizing our technology which has high aesthetic appeal and excellent scratch resistant characteristics. Energy use is also substantially reduced by using our plastic in lighting and other consumer applications.

Through our performance latex portfolio, we offer a variety of products designed to meet the needs of multiple applications, including adhesives, building and construction and composites, road, athletic, and automotive surfaces, technical fabrics and technical papers and boards. Our performance latex products are designed to enhance and improve an application’s mechanical properties, including water, chemical, stain, abrasion or oil resistance, cohesive and adhesive strength, or dimensional stability, flexibility, water impermeability and efflorescence resistance. Using our technological expertise, we typically launch one to two new technologies in our latex segment each year.

The technology supporting our product innovation includes more than 250 patents and 200 pending patent applications that we own world-wide covering processes and technologies such as material formulations, material process technologies and various end-use industrial applications for our materials.

Diverse Global Reach with Strong Presence in Emerging Markets

As of December 31, 2014, our production facilities included 34 manufacturing plants (which included a total of 81 production units) at 26 sites in 14 countries, inclusive of joint ventures and contract manufacturers. We believe our diverse locations provide us with a competitive advantage in meeting and anticipating the needs of our global and local customers in both well-established and growing markets. We have a strong presence in Asia and Latin America, where we supply custom formulated latex products both for established and new paper mills, as well as a variety of engineered polymers, synthetic rubber and other products that are used in a variety of end-markets.

Long-Standing, Collaborative Customer Relationships

We have long-standing relationships with many of our customers, helping them to develop and commercialize multiple generations of their products. We have won numerous supplier awards across our segments. We believe we have developed strong relationships through our highly collaborative process, whereby we work with our customers, particularly in high-value segments such as SSBR, specialized plastics and performance latex, to develop products that meet their specific needs. As part of this process, we test our products at customer sites and work with customers to optimize and customize our product offerings. As a result of our close collaboration, we have historically achieved a high success rate of retaining customers. As of December 31, 2014, we served approximately 1,400 customers in over 70 countries with no single customer accounting for more than 7% of our net sales in 2014.

Attractive Segments and End-Markets

Our strategy is to focus on what we believe are the most attractive segments for our customers’ products, or end-markets, where demand is underpinned by global trends supporting long-term volume growth, improving living standards in emerging markets, fuel efficiency and the increasing use of light-weight materials. We serve customers in a diversified mix of end-markets that we believe generally grow when global gross domestic product, or GDP, increases and we believe that the core end-markets that we serve, including automotive, construction, household and appliance will grow at rates exceeding the rate of global GDP growth. Certain key regional markets where we have a strong presence, such as China coated paper and board, are expected to outperform global growth rates.

We also believe that the relatively modest level of capacity additions that have been announced in the marketplace will contribute to increased demand for our production capacity and products.

Cost Competitive Assets and Raw Material Sourcing

We believe that our assets and raw material procurement provides us with a competitive cost position for our products. Our products are produced on a global scale with well maintained, productive and cost efficient assets, at facilities which are positioned globally near some of our key customers or markets, or near major integrated petrochemical centers or are co-located at large Dow facilities, where we benefit from receiving certain raw materials supplied to our facilities by pipeline. We also benefit from existing long-term supply contracts for raw materials including ethylene, butadiene, and benzene, which are important in securing our supply of raw materials in markets where availability may fluctuate with demand.

The presence of some of our facilities on Dow manufacturing sites allows us to benefit from Dow’s existing manufacturing infrastructure in an efficient manner, without the need for us to construct our own infrastructure or provide our own related site services. Dow pipelines directly supply raw materials to our facilities in Terneuzen, The Netherlands and in Boehlen, Schkopau, and Stade, Germany. We share manufacturing infrastructure with Dow at these locations as well as in Midland, Michigan. At certain of our other facilities, we are able to limit the amount of our outbound freight costs as a result of the proximity of several of our facilities, including Dalton, Georgia, Allyn’s Point, Connecticut, and Hamina, Finland, to key local customers.

We also seek to leverage our experience with styrene monomer (also referred to as “styrene”) to achieve the best possible cost position. We produce styrene in world scale facilities located in Terneuzen, The Netherlands and Boehlen, Germany. These assets have operated consistently in the 1st or 2nd quartile for energy and raw material efficiency as compared to other European ethylbenzene styrene monomer units. We also purchase styrene under large raw material cost-based contracts leveraging our buying power.

Experienced Management Team

Our executive leadership team averages over 25 years of industry experience, including leadership positions within our business units, and significant public company leadership experience at other chemical companies.

Our Growth Strategy

We believe that there are significant opportunities to grow our business globally and enhance our position as a leading global materials company engaged in the manufacture and marketing of standard, specialty and technologically differentiated emulsion polymers and plastics by executing on the following strategies:

Continue Product Innovation and Technological Differentiation

We intend to continue to address our customers’ critical materials needs by utilizing our technological expertise and development capabilities to create specialty grades, new and sustainable products and technologically differentiated formulations. We believe our technological differentiation positions us to participate in attractive, high growth areas of the markets in which we compete. One such area where we believe we have a technological advantage is enhanced SSBR. Enhanced SSBR technology, which includes later generations of SSBR and functionalized SSBR, is used in the latest generation of performance tires. The market for performance tires is expected to grow at a rate that is 3 to 4 times that of the standard tire market. We continue to devote significant R&D resources to improving and furthering our SSBR technology and our polybutadiene rubber technologies (such as neodymium polybutadiene rubber (Nd-PBR) and Li-PBR) in order to remain a leader in these markets. For example, in the first half of 2014, we announced that we will be converting our Ni-PBR production capacity at our Schkopau, Germany facility to the production of a more advanced polybutadiene rubber, Nd-PBR, which is a key material in the latest generation of performance tires. We expect this conversion to be completed by the fourth quarter of 2015. Our development efforts are currently focused in large part on continuing to improve the fuel efficiency and performance characteristics of automotive tires.

We are also working with our industry partners, particularly in the automotive, medical devices and consumer electronics sectors, to develop new advanced plastics with the goal of gaining market share in higher value-added areas of the markets served by our Engineered Polymers business.

As a global leader in latex, we also continue to evaluate opportunities to expand our performance latex business by targeting particular end-markets and chemistries where we believe we have a competitive advantage, such as SB performance latex and styrene acrylics. We believe that performance latex accounts for a substantial portion of the total synthetic latex market, but only accounted for 11% of our Latex segment’s net sales in 2014, and we believe that we are well positioned to capture a larger share of this performance latex market.

Strategically Invest in Attractive Segments of the Market

We plan to make strategic capital investments to extend our leadership in select market segments and meet expected growing demand for our products. Our new SSBR production line in Schkopau, Germany began production on October 1, 2012, adding 50 kMT of new capacity. In addition, we entered into an agreement in February 2014 to repurchase 25 kMT of SSBR production capacity rights at our Schkopau facility from JSR Corporation Tokyo, Wallisellen Branch, effective April 1, 2014, at a significant discount to the estimated cost to build equivalent new capacity. With these two capacity additions, we have approximately doubled our SSBR production capacity.

Expand and Deepen Our Presence in Emerging Markets

We expect to capitalize on growing demand for our products in emerging markets such as China, Southeast Asia, Latin America and Eastern Europe and increase our local market share by expanding our customer base and local capabilities in these geographies. We believe that improving living standards and growth in GDP across emerging markets are creating increased demand for our products. We are also adding an additional 25 kMT, or 33%, of SB latex capacity at our facility in Zhangjiagang, China, which we expect to become operational in the second quarter of 2015. We expect to leverage our existing technology and platforms to make additional investments in emerging markets to address expected increases in demand for our SSBR, performance latex and plastics products in those geographies. We also expect this growth to occur in the end markets that use our products.

We also expect to leverage our existing technology and platforms to make additional investments in emerging markets to address expected increases in demand for our SSBR, performance latex and plastics products in those geographies.

Opportunistically Pursue Strategic Acquisitions to Extend Leadership Positions

We intend to pursue acquisitions and joint ventures that have attractive risk-adjusted returns to extend our leadership positions in what we believe are the more attractive market segments (such as synthetic rubber and performance latex) and geographies for us, including emerging markets. We believe that a long-term trend toward consolidation in our industry will continue, which we expect to create opportunities for us given our scale, broad customer base, and geographic reach.

Continue to Implement Cost Saving Measures and Focus on Cash Flow Generation

We have a proven track record of offsetting fixed cost inflation with cost saving actions, and we continue to seek to identify incremental cost saving opportunities. In recent years, we have launched several company-wide initiatives intended to further reduce our costs and increase our competitiveness. We have reduced our fixed cost base by almost $100 million since 2011 through a number of cost-saving initiatives such as streamlining production and administrative processes and optimizing logistics. We believe that our current cost structure positions us favorably to compete and grow in the current market environment, and we have ongoing corporate cost saving initiatives intended to realize annual cost savings at or above the rate of fixed cost inflation.

In addition, we continue to focus on cash flow generation through disciplined working capital and capital expenditure management. Following the completion of the SSBR capacity expansion at our Schkopau, Germany facility in 2012, capital expenditures have been reduced from approximately $112 million in 2012 to approximately $55 million in 2013, net of a $6 million and a $19 million government subsidy for SSBR expansion, respectively. Capital expenditures of $99 million in 2014, or only about 2% of sales, included $26 million for the acquisition of 25kMT of SSBR capacity from JSR. We believe that our maintenance capital expenditures on our current fixed asset base will be in the range of $30 million to $40 million per year over the next several years, which represents less than 1% of our net sales. We expect to continue to be disciplined in this area.

Business Model

The chart below illustrates our primary business operations in each of our business units, from the raw materials used in our products to our end-markets.

Segment Overview

We operate in four reporting segments under two business units. Our Emulsion Polymers business unit includes our Latex reporting segment and our Synthetic Rubber reporting segment. Our Plastics business unit includes our Styrenics reporting segment and our Engineered Polymers reporting segment. The table below includes our net sales, operating income (loss) and adjusted EBITDA in each of our reporting segments for the year ended December 31, 2014, as well as a description of our major products and end-markets by segment. In October 2014, we announced that, effective January 1, 2015, we will be changing our four reporting segments to Latex, Synthetic Rubber, Performance Plastics (including compounds and blends and polypropylene compounds), and Basic Plastics and Feedstocks (including polystyrene, ABS, SAN, and PC).

	Emulsion Polymers		Plastics
	Latex	Synthetic Rubber	Styrenics	Engineered Polymers
	Year Ended December 31, 2014 (dollars in millions)
Net sales	$1,261.1	$634.0	$2,197.1	$1,035.8
Operating Income (loss)	66.7	104.0	57.3	(4.9)
Adjusted EBITDA[1]	97.2	137.0	86.9	13.1
Adjusted EBITDA Margin[1]	7.7%	21.6%	4.0%	1.3%

Major Products	• Styrene- butadiene latex (“SB latex”) • Styrene-acrylate latex (“SA latex”) • Performance SB latex	• Solution styrene- butadiene rubber (“SSBR”) • Lithium polybutadiene rubber (“Li-PBR”) • Emulsion styrene- butadiene rubber (“ESBR”) • Nickel polybutadiene rubber (“Ni-PBR”)	• Polystyrene • Acrylonitrile- butadiene- styrene (“ABS”) • Styrene- acrylonitrile (“SAN”) • Ignition resistant polystyrene	• Polycarbonate resins (“PC”) • Compounds and blends • Polypropylene compounds

Major End-Markets	• Coated paper and packaging board • Carpet and artificial turf backings • Tape saturation • Cement modification • Building products	• Performance tires • Standard tires • Polymer modification • Technical rubber goods	• Appliances • Building and construction/ sheet • Packaging • Automotive • Consumer electronics • Consumer goods	• Automotive • Consumer electronics • Building and construction/ sheet • Others (including consumer goods, appliances, medical devices and electrical and lighting)

[1]	Excludes unallocated corporate expenses of $72.6 million. For a reconciliation of net income (loss) to adjusted EBITDA, refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See Note 19 to our consolidated financial statements included in this Annual Report for detailed financial data by segment and by geography.

Latex Segment

Overview

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe with approximately 25% of Europe’s 1,009 kMT of SB latex capacity and the #2 position in North America with approximately 35% of its 602 kMT of capacity. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. In 2014, approximately half of our Latex segment’s sales were generated in Europe, 25% were generated in the United States, and the majority of the remaining net sales were in Asia.

We believe that our leading scale and differentiated capabilities in this segment are a competitive advantage that allows us to invest in new formulation capabilities and polymer science. Using our two pilot coating facilities in the United States and Switzerland, we work alongside our customers to develop new products and customer branding. We believe that this capability allows us to capture new business, strengthen our existing customer relationships and broaden our technological expertise.

We believe our development and formulation capabilities contribute to our strong position. Further, we believe our growth prospects in latex are enhanced by our expanding capacity in China. We believe that emerging markets, and in particular China, will contribute a substantial portion of the global growth of the paper and packaging board market segment over the next decade. We believe our growth prospects could also be enhanced if the recent trend of industry capacity reduction and consolidation continues. This consolidation trend includes the business combinations of BASF Group and Ciba Specialty Chemicals, Omnova Solutions Inc. and Eliokem International SAS, and Yule Catto & Co plc and PolymerLatex GmbH (currently known as Synthomer plc). We also believe we are well positioned to capture additional share in the performance latex market, which has accounted for a substantial portion of the total synthetic latex market, but only accounted for 11% of our Latex segment’s net sales in 2014.

Products and End Uses

We are a global leader in the production and marketing of SB latex for coated paper with the #1 position in SB latex in Europe and the #2 position in North America. For coated paper, we primarily manufacture SB latex, a high-volume product that is widely used as a binder for mineral pigments as it allows high coating speeds, improved smoothness, higher gloss level, opacity and water resistance. Typically, SB latex formulations are engineered in close collaboration with customers, and are tailored specifically to optimize finished product properties and production efficiency, and to minimize mill down time. Since SB latex accounts for, on average, approximately 8% of the total production cost for coated paper but is a critical element of the manufacturing process and provides performance characteristics key to the product’s end-use, we believe customers view it as a crucial component of their manufacturing process and typically seek high-quality, reliable producers.

We are also a leading supplier of latex polymers to the carpet and artificial turf industries and offer a diverse range of products for use in residential and commercial broadloom, needlefelt, and woven carpet backings. We produce high solids SB latex, SA latex, vinylidene chloride, and butadiene-methacrylate latex products for the commercial and niche carpet markets. We incorporate vinyl acrylic latex in our formulations for its ignition resistant properties, with the sourcing of vinyl acrylic latex readily available from a number of industry suppliers. SB latex is also used in flooring as an adhesive for carpet and artificial turf fibers.

We also offer a broad range of performance latex products, including SB latex, SA latex, and vinylidene chloride latex primarily for the adhesive, building and construction as well as the technical textile paper market, and have begun to implement the use of starch and associated new chemistries in paper coatings and carpet backing.

Customers

We believe our Latex segment is able to differentiate itself by offering customers value-added formulation and product development expertise. Our R&D team and Technical Services and Development, which we refer to as TS&D, team are able to use our two pilot coating facilities in Switzerland and the United States, four paper fabrication and testing labs in Brazil, China, Switzerland and the United States, three carpet technology centers located near carpet producers in China, the United States and Switzerland, and two product development and process research centers, one each in Germany and the United States, to assist customers in designing new products and enhancing the manufacturing process. Additionally, our global manufacturing capabilities are key in serving customers cost-effectively, as latex is costly to ship over long distances due to its high water content. We believe that our global network of service and manufacturing facilities is highly valued by our customers.

Many of our major customers rely on our dedicated R&D and TS&D teams to complement their limited in-house resources for formulation and reformulation tests and trials. We seek to capture the value of these services through our pricing strategy. We estimate that approximately half of net sales in this segment relate to contracts that include raw material pass-through clauses. In addition, as paper mills become larger and increasingly sophisticated with higher fixed costs, we believe there is greater demand for custom-formulated latexes. Historically, we have focused on capturing a majority share of new SB latex formulations for startups and major overhauls of existing paper coaters. In carpet applications, our product development expertise also allows us to provide differentiated products to our customers.

Competition

Our principal competitors in our Latex segment include BASF Group, Omnova Solutions Inc., Synthomer plc and Lin Cham Ltd. In our Latex segment, we compete primarily based on our ability to offer differentiated products, the reliability of our products, the quality of our customer service and the length and depth of our relationships.

Industry Outlook

Certain changes in industry structure have had a beneficial effect for latex producers, driven by industry capacity reduction and consolidation. From 2005 to 2014 industry capacity in North America and Western Europe contracted by more than 20% due to shut downs and consolidations. Key industry events include the business combinations of BASF Group and Ciba Specialty Chemicals and resulting significant capacity reduction, a capacity rationalization by Dow / Dow Reichhold, Omnova Solutions Inc.’s rationalization at its Mogadore facility, the exit of The Lubrizol Corporation from the latex business, Omnova Solutions Inc.’s acquisition of Eliokem International SAS, and Yule Catto & Co. plc’s acquisition of PolymerLatex GmbH (currently known as Synthomer plc).

We also expect recent declines in the demand for coated paper to slow in the developed markets, particularly in Europe, and such declines to be offset by growth in emerging markets such as China, as improving living standards generate increased demand for coated paper end products, as well as growth in non-coated paper applications in all regions. Chinese consumption of styrene-butadiene latexes is expected to grow by an average of over 6% annually through 2016.

In addition, several historical developments that appeared to have an unfavorable impact at first, including the emergence of substitutes for SB latex in carpet backing applications in North America, have had less of an impact than initially anticipated due to superior SB latex performance, as many customers that we believe have switched to substitute products have switched back to SB latex due to its superior quality. This trend has been bolstered by increased butadiene availability and decreased butadiene cost in recent years. We also anticipate the housing recovery in the U.S. market will benefit our SB latex business through increased demand for carpet backing applications. We believe that if the recent trends of industry capacity reduction and consolidation and increasing demand in emerging markets continue, this will lead to a favorable production environment.

Synthetic Rubber Segment

Overview

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position, providing approximately 70% of Europe’s 240 kMT SSBR capacity available for sale, and in synthetic rubber overall. While 100% of our sales were generated in Europe in 2014, approximately 15% of these net sales were exported to Asia, 9% to Latin America and 8% to North America.

We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR and Li-PBR, while also producing core products, such as ESBR and Ni-PBR. Our synthetic rubber products are extensively used in tires, with approximately 85% of our net sales from this segment in 2014 attributable to the tire market. We estimate that three quarters of these sales relate to replacement tires. We have strong relationships with many of the top global tire manufacturers and believe we have remained a supplier of choice as a result of our broad rubber portfolio and ability to offer technologically differentiated product and product customization capabilities. Other applications for our synthetic rubber products include polymer modification and technical rubber goods.

Our most advanced rubber technology, SSBR, is a critical material for tires with low rolling resistance, which increases fuel efficiency and improves wet-grip and also leads to better traction and safety characteristics. Our fourth generation functionalized SSBR can improve traction by approximately 45% and rolling resistance by approximately 75% compared to the first generation. We believe our growth prospects are enhanced by increasing demand for high performance tires, which are now more commonly used by automakers as OEM specified tires in their vehicles as a result of regulatory reforms in the EU, Japan and Korea that are aimed at improving fuel efficiency and reducing carbon dioxide emissions. As a result of these and other factors, demand for SSBR is expected to grow substantially faster than global GDP over the next 5 years.

Products and End Uses

Our Synthetic Rubber segment produces synthetic rubber products used in high-performance tires, impact modifiers and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We participate significantly in the European synthetic rubber industry, where tire producers focus on high-performance and ultra high-performance tires and rely heavily on rubber suppliers to provide their supply of rubber, in contrast to North America where tire manufacturers produce most of their required rubber.

SSBR. We sell SSBR products for high-performance and ultra high-performance tire applications. We produce both clear and oil extended SSBR through batch polymerization in our three SSBR production lines. We believe these processes provide leading and technologically differentiated solutions to tire manufacturers.

We believe we are well-positioned to capture additional market share in high-growth, high-performance tire applications and have expanded capacity to meet this anticipated demand. Our new SSBR production line in Schkopau, Germany began production on October 1, 2012, and expanded our SSBR production capacity by 50 kMT. In addition, we entered into an agreement in February 2014 to repurchase 25 kMT of SSBR production capacity rights at our Schkopau facility from JSR Corporation Tokyo, Wallisellen Branch, effective April 1, 2014, at a significant discount to the estimated cost to build equivalent new capacity. With these two capacity additions, we have approximately doubled our SSBR production capacity for this higher-margin product.

Our synthetic rubber portfolio is anchored by our SSBR technology and further strengthened by our new functionalized SSBR (SSBR engineered to perform specific functions) product offering. Our new product platform is used in the manufacture of high-performance and ultra high-performance tires. In Europe, we expect demand growth for performance tires, which are designed to improve passenger safety, tire longevity and vehicle fuel efficiency, to accelerate due to European legislation that became effective late in 2012.

During the last five years, we have been working closely with major tire producers around the world to develop multiple new SSBR grades, addressing key marketplace needs for improved tire fuel economy, grip, and abrasion characteristics, which we believe will lead to significant demand growth for our rubber products in Europe and around the world. We expect our synthetic rubber product mix to shift to new more advanced SSBR grades (from approximately 8% of total Synthetic Rubber volume sold in 2011 to more than 30% in 2015) to meet the expected demand growth. In 2014, SSBR represented approximately 45% of total segment net sales.

ESBR. Our ESBR products are used in standard tires, technical goods, and footwear. Our ESBR product portfolio offers tire producers a comprehensive suite of synthetic rubber capabilities. For example, ESBR provides enhanced wet grip to tire treads and strength to the inner liner of tires, allowing the tires to be more easily processed. In 2014, ESBR represented approximately 43% of total segment net sales.

Ni-PBR. We are currently the only European producer of Ni-PBR, with 30 kMT of capacity. We sell Ni-PBR products for use in standard tires, performance tires, technical goods and footwear. In the first half of 2014, we announced that we will be converting our Ni-PBR production capacity at our Schkopau, Germany facility to the production of a more advanced polybutadiene rubber, Nd-PBR, which is a key material in the latest generation of performance tires. We expect this conversion to be completed by the fourth quarter of 2015. In 2014, Ni-PBR represented approximately 10% of total segment net sales.

Li-PBR. Our Li-PBR is used primarily for our own internal polymer modification applications. Polymer modification is the use of synthetic rubber to improve the impact resistance quality of plastic products. In 2014, approximately 85% of our Li-PBR products were consumed within our Plastics business unit for high impact polystyrene, or HIPS, and ABS production. We make two grades of Li-PBR exclusively for our polymer modification uses. In addition to impact resistance, Li-PBR provides visual surface gloss. In 2014, Li-PBR represented approximately 2% of total segment net sales.

Customers

We maintain deep and long-standing relationships with a large number of multinational customers, including many of the top global tire manufacturers, as well as fast growing Asian tire manufacturers. Our relationships with our top customers, including with our predecessor business operated by Dow prior to the Acquisition, exceed 10 years on average.

Tire producers are the primary customers for our Synthetic Rubber segment. We believe we have remained a supplier of choice given our broad rubber portfolio, including technologically differentiated grades, and our product customization capabilities. The majority of our Synthetic Rubber segment net sales are based on contracts that generally include terms for at least three different rubber product families. In addition, we estimate that approximately 85% of net sales in this segment relate to contracts that include raw material pass-through clauses. Our R&D and TS&D teams use our broad rubber portfolio to develop differentiated specialty products for customers. Once implemented with a customer, these newly-developed specialty products cannot be easily replaced with a competitor’s product. As a result, we believe customers are likely to buy from us throughout the life cycle of specific tire models to avoid high switching costs and prevent repetition of the expensive development process.

Competition

Our principal competitors in our Synthetic Rubber segment include Asahi Kasei Corporation, JSR Corporation, Lanxess AG, Zeon Corporation, Versalis S.p.A and Synthos S.A. In our Synthetic Rubber segment, we compete primarily based on our ability to offer differentiated products, the reliability of our products, the quality of our customer service and the length and depth of our relationships.

Industry Outlook

Our Synthetic Rubber segment participates mainly in the European synthetic rubber industry, where tire producers rely on rubber suppliers, in contrast to North America where tire manufacturers produce most of their required rubber. Rubber suppliers typically manufacture more than one grade of rubber as customers typically require different grades of rubber from a single supplier. Performance tires represent an especially attractive market to rubber producers because they provide substantial value to end customers and the market for performance tires is expected to grow at a rate that is 3 to 4 times that of the standard tire market. Tire manufacturers are expected to continually seek improvements in advanced rubber, which optimizes the combination of fuel economy and wet grip in order to meet EU regulations which set minimum requirements and are being phased in through 2020. Other jurisdictions have adopted or are considering similar legislation and are also beginning to adopt the tire labeling requirements that have become mandatory in Europe since late 2012. In late 2014, the United Nation’s World Forum on Automotive Regulations adopted new internationally harmonized rules, known as Global Technical Regulations (GTR) for passenger car tires applicable in the European Union, China, Canada, India, Japan and Russia. Enhanced SSBR, which includes later generations of SSBR and functionalized SSBR and is used in the new generation of performance tires, is expected to reach approximately 40% of the total SSBR market by 2017. We believe our leadership in the fast growing SSBR segment will position us to perform well relative to the broader industry and anticipate future strong demand from the broader adoption of legislation similar to the EU legislation and the relative performance advantages of our SSBR products. We believe that demand for enhanced SSBR will grow at a rate of approximately 17% through 2019, outpacing supply, and resulting in an expected increase in industry utilization rates.

Styrenics Segment

Overview

Our Styrenics segment includes polystyrene, ABS and SAN products, as well as our internal production and sourcing of styrene monomer, a raw material common in SB latex, synthetic rubber and styrenics products. We are a leading producer of polystyrene and mass ABS, or mABS, where we focus our efforts on differentiated applications such as the liners and encasements of appliances and consumer electronics including smartphones and tablets. Within these applications, we have worked collaboratively with customers to develop more advanced grades of plastics such as our HIPS and mABS products. For example, we work with appliance manufacturers around the world to develop improved environmental stress crack resistant products and with our construction sheet customers on smooth ABS. These products offer superior properties, such as rigidity, insulation and colorability, and, in some cases, an improved environmental footprint compared to general purpose polystyrene or emulsion ABS. Our Styrenics segment also serves the packaging and construction end-markets, where we have launched a new general purpose polystyrene product for improved performance in foam insulation applications. Today, we are one of the top 3 polystyrene producers worldwide, providing, either directly or through Americas Styrenics, approximately 19% of Europe’s polystyrene capacity of 2,262 kMT, approximately 5% of Asia’s capacity of 7,661 kMT and approximately 28% of North America’s capacity of 2,736 kMT. In 2014, we also supplied 16% and 15% of the styrene monomer capacity out of 5,925 kMT and 5,482 kMT in North America and Europe, respectively.

We believe our growth prospects in our Styrenics segment are enhanced by periodic trends of industry capacity reduction and consolidation in Europe and North America, such as the completed formation of the Styrolution Group GmbH joint venture combining certain INEOS and BASF Group assets and the prior acquisition of INEOS Nova by INEOS, as well as INEOS’ most recent asset rationalizations in styrene monomer and polystyrene and Styrolution’s recent announcements to close polystyrene plants in the United States and Sweden. We also have a 50% interest in Americas Styrenics LLC, our joint venture with Chevron Phillips Chemical Company, which operates in the North American and Latin American markets and has benefitted from recent positive trends in those markets. We expect further consolidation in certain regions of Asia with numerous producers and low asset utilization, which we believe will create opportunities for us, given our scale and geographic reach. We believe our growth prospects are further enhanced by our established manufacturing footprint in the high economic growth regions of Asia and our focus on attractive end-markets where improving living standards drive demand for growing appliances and consumer electronics markets. In 2014, approximately 61% of sales from our Styrenics segment were generated in Europe and an additional 33% of sales were generated in Asia.

Products and End Uses

Polystyrene. We are a leading producer of polystyrene and focus on sales to injection molding and thermoforming customers. Our product offerings include a variety of general purpose polystyrenes, or GPPS, and HIPS, which is polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties. These products provide customers with performance and aesthetics at a low cost across applications, including appliances, packaging, including food packaging and food service disposables, consumer electronics and building and construction materials.

We believe our STYRON™ brand is one of the longest established brands in the industry and is widely recognized in the global marketplace. We believe our R&D efforts have resulted in valuable, differentiated solutions for our customers. For instance, during the early 2000s, we developed an innovative STYRON A-TECH™ family of resins that is an advanced polystyrene product allowing customers to balance key properties such as toughness, gloss, stiffness, flow and cost, and provide combinations of properties that were previously not available with standard HIPS. We believe that over the past decade, this product family has become the industry standard for this application.

Acrylonitrile-Butadiene-Styrene (ABS). We believe we are a leading producer of ABS in Europe and are one of the few producers with a presence in North America. We produce mABS, a variation of ABS that has lower conversion and capital costs compared to the more common emulsion ABS, or eABS, process, marketed under the MAGNUM™ brand. mABS has similar properties to eABS but has greater colorability, thermal stability and lower gloss. mABS products can be manufactured to stricter specifications because it is produced in a continuous process as opposed to the batch process used in eABS. mABS also has environmental benefits such as waste reduction and higher yields. In addition to our own mABS production capacity, we also license our proprietary mABS technology to other producers.

Primary end uses for our ABS products include automotive and construction sheet. We maintain a significant share of ABS sales into these markets, which we believe is driven by the differentiating attributes of our mABS products, our reputation as a knowledgeable supplier, our broad product mix and our customer collaboration and design capabilities.

Automotive manufacturers have developed innovative solutions in order to meet increasing fuel standards, such as the lightweighting of vehicles. Consequentially, manufacturers have been replacing heavier materials with durable yet lighter materials, such as mABS and polypropylene compounds. We expect this trend to continue, and we believe that our technological capabilities in our Styrenics segment together with our compounding and blending expertise will help generate future growth opportunities.

Styrene-Acrylonitrile. SAN is composed of styrene and acrylonitrile, which together provide clarity, stiffness, enhanced ability to be processed, mechanical strength, barrier properties, chemical resistance and heat resistance.

SAN is used mainly in appliances, consumer goods and construction sheets, due to its low-cost, clarity and chemical resistance properties. Within our Styrenics segment, we manufacture SAN under the TYRIL™ brand name for use in housewares, appliances, automotive, construction sheets, battery cases and lighting applications. In addition, TYRIL™ is suitable for self-coloring which adds value in many of these uses.

Technology licensing. From time to time, we may seek to opportunistically license our technology to third parties pursuant to licensing arrangements that may be exclusive to a particular geography or product.

Customers

Our customer centric model focuses on understanding customers’ needs and developing tailored solutions that create value for both parties. For durable applications, we focus our TS&D, R&D and marketing teams on product design engineering initiatives for developing and specifying plastics in the next generation of construction applications, appliances, automotive, and consumer electronics. In non-durable applications, we focus on innovative products that provide clear cost advantages to our customers, serving customers with our cost-advantaged technology and operating excellence. We have leveraged industry-leading product development and technology capabilities to develop long-standing customer relationships with many of our customers, including a number who have purchased from us, including our predecessor business operated by Dow prior to the Acquisition, for more than 20 years. We believe that our global presence is an advantage, allowing us to provide customers with consistent product grades and positioning us to strategically serve growth economies.

Competition

Our principal competitors in our Styrenics segment are Styrolution Group GmbH, Versalis S.p.A. and Total S.p.A. In our Styrenics segment, we compete primarily based on our ability to offer differentiated products, the reliability of our products, the quality of our customer service and the length and depth of our relationships.

Industry Outlook

From 2005 to 2014, the polystyrene industry experienced substantial capacity rationalizations by major producers such as BASF Group, INEOS Nova, and others. Almost 1,500 kMT of annual North American and Western European polystyrene capacity was eliminated during this time period, representing a reduction of approximately 25% of the 2005 total capacity in those regions. Consistent with the broader industry, we participated in these rationalizations by electing to shut down some of our less cost effective European assets and concentrating production at our most competitive facilities. This trend has continued since 2011 with the completed formation of the Styrolution joint venture combining certain INEOS and BASF Group assets and the prior acquisition of INEOS Nova by INEOS, as well as INEOS’ most recent asset rationalizations in styrene monomer and polystyrene and Styrolution’s recent announcements to close polystyrene plants in the United States and Sweden.

In addition to improving profitability through cost rationalizations, the polystyrene industry has also benefited from a number of consolidating activities. A number of our larger competitors have enhanced their platforms via acquisitions and joint ventures, such as the completed formation of the Styrolution joint venture combining certain INEOS and BASF Group assets and the prior acquisition of INEOS Nova by INEOS. Global utilization rates are expected to steadily improve as the reduced production capacity serves growing demand in end-markets.

The ABS and styrenics markets have also experienced a number of capacity rationalizations since 2006. These rationalizations, combined with improved end-market demand, have resulted in a substantial improvement in operating rates since the beginning of the global economic downturn. Global styrene monomer utilization rates in the mid 80% range are expected to approach 90% by 2019 and polystyrene utilization is expected to increase from 68% to 72% by 2019. The rise in global operating rates for styrene monomer are driven by limited, if any, investment in new capacity and continued growth especially in large markets like China.

Engineered Polymers Segment

Overview

We are a leading producer of engineered polymers. Our products are predominantly used in the automotive, consumer electronics, construction, and medical device markets. We are focused on differentiated products which we produce in our polymer and compounds and blends manufacturing facilities located across Europe, Asia, North America and Latin America. We believe that the strategic locations of these facilities combined with close customer collaboration offers us a strategic advantage in serving our customers. Many of our PC products and more than half of our compounds and blends products are differentiated, based on their physical properties, performance and aesthetic advantages. Our history of innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We have established a strong market presence in the global automotive and electronics sector, targeting both component suppliers and final product manufacturers. Our Engineered Polymers segment also compounds and blends our PC and mABS plastics into differentiated products for customers within these sectors, as well as into compounds of polypropylene. We have also developed compounds containing post-consumer recycle polymers to respond to what we believe is a growing need for some customers to include recycled content in their products.

We believe growth in this segment is driven by a number of factors, including consumer preference for lighter weight and impact-resistant products and the development of new consumer electronics, increases in LED lighting applications and continuing growth in medical device applications. Additionally, we believe growth is bolstered by sustainability trends, such as the substitution of lighter-weight plastics for metal in automobiles, as well as more energy efficient, glazing solutions.

In 2014, approximately 51% of our Engineered Polymer segment’s net sales were generated in Europe, approximately 21% were generated in the United States and approximately 16% were generated in Asia, with the remainder in other geographic regions, including Latin America and Canada.

During the second quarter of 2014, the Company announced a planned restructuring within its Engineered Polymers business to exit the commodity market for polycarbonate in North America and to terminate existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility. The Company also entered into a new long-term supply contract with a third party to supply polycarbonate in North America. These revised arrangements became operational in the fourth quarter of 2014. In addition, the Company has executed revised supply contracts for certain raw materials that are processed at its polycarbonate manufacturing facility in Stade, Germany, which took effect beginning January 1, 2015.

These revised agreements are expected to facilitate improvements in our future results of operations for our Engineered Polymers segment. We estimate that, based on the anticipated impact of these revised agreements, had they been in effect for all of 2014, our adjusted EBITDA for the year ended December 31, 2014 would have benefited by approximately $35.0 million.

Products and End Uses

Our Engineered Polymers segment consists of PC, compounds and blends and some specialized ABS grades. PC has high levels of clarity, impact resistance and temperature resistance. PC can be used in its neat form (prior to any compounding or blending) for markets such as construction sheet, optical media and LED lighting. Additionally, PC can be compounded or blended with other polymers, such as ABS, which imparts specific performance attributes tailored to the product’s end-use. Our compounds and blends business has a significant position in the PC/ABS blends, which combine the heat resistance and impact strength of PC with the easy to process qualities and resilience of ABS. In addition, we produce ignition resistant polystyrene for consumer electronics applications such as flat screen televisions. We believe our ability to offer technologically differentiated products to meet customer needs sets us apart from our competitors, and with our history as a leading innovator in PC and compounds and blends, we have established ourselves as a leading supplier of PC-based products.

Our products for glazing and construction sheets are marketed under the CALIBRE™ brand name and offer customers a combination of clarity, heat resistance and impact performance. Glazing and construction sheet represents our largest PC application, and is a key growth focus for us. Key end-markets include the construction industry, with additional opportunities for growth with compounded products in the medical device space, consumer electronics and other applications such as smart meter casings that require plastics with enhanced weatherability, ignition resistance and impact performance.

For the automotive industry, we manufacture PC blends under the PULSE™ brand, and we innovate collaboratively with our customers to develop performance solutions to meet the industry’s needs, such as removing weight from vehicles. As a result, we are a key supplier of these products to leading automotive companies in North America and Europe, who tend to specify these products on a per car program platform basis, making it difficult to be displaced as a supplier once selected and providing us with relatively stable and predictable cash flows for several years during the production lifecycle. We are also accelerating our development of similar supply capabilities in rapidly-growing areas such as China.

For the consumer electronics, electrical and lighting and medical device industries, we manufacture our products under the EMERGE™ brand, among others, and we believe that we have substantial growth opportunities in tablets, notebooks, smart phones and other handheld devices, as well as flat screen television sets, and electrical and lighting and medical device components. In serving these markets, we leverage our polymer and compound technologies to meet increasingly stringent performance requirements along with the aesthetic and color-matching requirements which are crucial characteristics for the products involved. The result is that we are a leading and long-standing supplier to many well known brands.

Technology licensing. From time to time, we may seek to opportunistically license our technology to third parties pursuant to licensing arrangements that may be exclusive to a particular geography or product.

Customers

We have a history of innovation in PC and compounds and blends in our Engineered Polymers segment, and we believe that our focus on differentiated products enhances our growth prospects in this segment. We develop tailored polymer, compound and process solutions for our customers and for end-markets such as consumer electronics, we believe that our ability to work with our customers to quickly and effectively develop product solutions is a key to our success. Our innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We also believe our global facilities are a competitive advantage that allows us to provide customers with consistent grades and position us to strategically serve emerging markets.

Competition

Our principal competitors in our Engineered Polymers segment are Bayer Material Science AG, LG Chem Ltd., Mitsubishi Chemical Corporation, Saudi Basic Industries Corporation, Teijin Limited, Borealis AG, Celanese Corporation and LyondellBasell Industries. In our Engineered Polymers segment, we compete primarily based on our ability to offer differentiated products, the reliability of our products, the quality of our customer service and the length and depth of our relationships.

Industry Outlook

We are a producer of PC and PC blends, supplying 3% of polycarbonate capacity of 2,344 kMT in Asia through our Sumika Styron joint venture, and 13% of 1,210 kMT in Europe. In late 2014, we exited the contract manufacturing agreement with Dow at their Freeport, Texas facility. Smaller competitors tend to operate on a regional basis. We have developed a global, multi-tiered marketing approach targeting the tiered suppliers, as well as final product producers, which we believe most effectively addresses our customers’ needs.

We believe our base PC business will benefit from continued growth in demand of approximately 4% per year as well as capacity absorption following the large capacity additions in 2011 and 2012 by SABIC and other producers. In addition, we believe that capacity expansions in China by some of our competitors are being postponed by several years. Furthermore, some Asian producers, such as Teijin, have announced plans to reduce capacity. As a result of this dynamic, global PC utilization rates are expected to increase from approximately 77% in 2014 to approximately 81% in 2016.

We also believe that automotive manufacturers will continue the practice of lightweighting vehicles in order to meet increasing fuel efficiency standards, which should increase demand for our compounds and blends products. We believe these same trends towards lighter weights and higher performance materials will also impact other key end-markets such as medical devices, lighting and consumer electronics, and will continue to be a source of growth for our differentiated products.

Our Relationship with Dow

In conjunction with the Acquisition, we entered into certain agreements with Dow, including the Second Amended and Restated Master Outsourcing Services Agreement, which was modified on June 1, 2013 (“SAR

MOSA”), the Amended and Restated MOD5 Computerized Process Control Software, Licenses and Services Agreement, with Rofan Services, Inc. which was modified June 1, 2013 (“AR MOD5 Agreement”), site and operating services agreements, and supply agreements.

The SAR MOSA provides for ongoing worldwide services from Dow, in areas such as information technology, enterprise resource planning, finance, environmental health and safety, training, customer service, marketing and sales support, supply chain and purchasing. The term of this agreement runs through December 2020 and which automatically renews for two year periods unless either party provides six months’ notice of non-renewal to the other party. The services provided pursuant to the SAR MOSA generally are priced per function, and we have the ability to terminate the services or any portion thereof, for convenience any time after June 1, 2015, subject to payment of termination charges. Services which are “highly integrated” follow a different process for evaluation and termination. In addition, either party may terminate for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured, or by Dow in the event of our failure to pay for the services thereunder. In the event of a change of control, as defined in the agreement, Dow has the right to terminate the SAR MOSA.

Under the AR MOD5 Agreement, Dow provides worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. The AR MOD5 Agreement, with a term through December 2020, may be terminated by either party for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured by us if we no longer wish to receive maintenance and support for any licensed software; or by Dow if we use the licensed software for any purposes other than Company business. Dow may terminate the maintenance and support terms at any time if we fail to make payments when due and the default is not corrected within 30 days from notice, or upon two years written notice us, if Dow has made the decision not to support the software systems, provided that Dow will use commercially reasonable efforts to assist us in locating and transitioning to an alternate service provider.

In addition, we entered into various site services agreements with Dow, which were modified as of June 1, 2013, (the “Amendment Date”) where at Dow owned sites, Dow provides site services to Company. Conversely, we entered into similar agreements with Dow in June 2010, where at Company owned sites, we provide such services to Dow. These agreements cover general services that are provided at specific facilities co-located with Dow, rather than organization-wide services, and include utilities, site administration, environmental health and safety, site maintenance and supply chain. In certain circumstances, the parties may adjust certain prices and volumes. These agreements generally have 25-year terms from the Amendment Date, with options to renew. These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause, including a bankruptcy, liquidation or similar proceeding by the other party, or under certain circumstances for a material breach which is not cured. In addition, we may terminate for convenience any services that Dow has agreed to provide to us that are identified in any site services agreement as “terminable” with 12 months prior notice to Dow, dependent upon whether the service is highly integrated into Dow operations. Highly integrated services are agreed to be nonterminable. With respect to “nonterminable” services that Dow has agreed to provide to us, such as electricity and steam, we generally cannot terminate such services prior to the termination date unless we experience a production unit shut down for which we provide Dow with 15-months prior notice, or upon payment of a shutdown fee. Upon expiration or termination, we would be obligated to pay a monthly fee to Dow, which obligation extends for a period of 45 (in the case of expiration) to 60 months (in the case of termination) following the respective event of each site services agreement. The agreements under which Dow receives services from us may be terminated under the same circumstances and conditions.

We also have operating services agreements with Dow pursuant to which Dow operates and maintains our latex facility at Rheinmunster, Germany, and employs most of the staff for this facility, and pursuant to which we provide the same services to Dow for their Cumene facility in Terneuzen, The Netherlands, in each case for an initial term of up to 25 years from the closing date of the Acquisition, or 2020, and will automatically renew for successive five year periods unless either party provides notice of intent not to renew at least 18 months prior to the expiration of such period. We may terminate any operational service under the Rheinmunster agreement in the event that we experience a production unit shut down, with 15-months prior notice to Dow, and Dow may terminate the supply of operational services to us in the event of Dow’s permanent cessation of the operation, also with 15-months prior notice. Dow and we have parallel rights under the Terneuzen agreement, with notice periods extended to 18 months. In addition, either party may terminate for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured, or by Dow in the event of our failure to pay for the services thereunder.

For the years ended December 31, 2014, 2013, and 2012, we incurred a total of $285.2 million, $306.2 million, and $320.5 million in expenses under the SAR MOSA, AR MOD5 Agreement, and site services agreements, including $233.7 million, $235.1 million, and $214.5 million, respectively, for both the variable and fixed cost components of the site service agreements and $51.5 million, $71.1 million, and $106.0 million, respectively, covering all other agreements.

We have entered into long-term supply agreements whereby Dow supplies ethylene, benzene, butadiene, Bisphenol A, or BPA, and other raw materials amounting to approximately 45% to 50% of our raw materials (based on aggregate purchase price). The ethylene, benzene and butadiene agreements are each for an initial term of up to 10 years from the closing date of the Acquisition. Our BPA supply agreement with Dow expires in December 2019. These agreements do not contain any specific termination provisions and pricing is generally based on certain standard industry markers with appropriate volume discounts some of which can be negotiated from time to time.

In addition, upon Acquisition, we entered into two contract manufacturing agreements pursuant to which Dow operates and maintains one of its facilities to produce polycarbonate products for us in Freeport, Texas, and we operate and maintain our SAN facility in Midland, Michigan to produce products for Dow, each for an initial term of up to 25 years from the Acquisition date. These agreements generally have 25-year terms, with automatic renewals for five-year terms unless one party gives notice at least 18 months prior to the end of the period. We may terminate any operational service under the agreements in the event that we experience a production unit shut down, with 15-months prior notice to Dow, and Dow may terminate the supply of operational services to us in the event of Dow’s permanent cessation of the operation, also with 15-months prior notice. Furthermore, the agreements may be terminated by mutual agreement between the parties, by either party on notice that the other party fails to cure non-performance or if the other party is in material breach of a material obligation under the agreement within certain parameters, or because of either party’s insolvency.

During the second quarter of 2014, the Company announced a restructuring within its Engineered Polymers business. Among other things, as part of this restructuring, the Company exited the commodity market for polycarbonate in North America with product produced in Freeport and terminated the existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility. Production at the Freeport, Texas facility ceased as of September 30, 2014, and decommissioning and demolition began thereafter and is expected to be completed in 2015. Through December 31, 2014, the Company has incurred charges totaling $6.6 million in conjunction with the reimbursement of Dow’s decommissioning and demolition costs from this facility, which are being expensed as incurred. However, in accordance with the relevant termination agreement, these reimbursement costs are not to exceed $7.0 million in total.

We have also entered into certain license agreements pursuant to which we have obtained exclusive licenses to use certain of Dow’s intellectual property in connection with the Styron business as it was conducted by Dow and non-exclusive licenses to use certain Dow intellectual property, other than patents, with respect to products outside of the Styron business as it was conducted by Dow prior to the Acquisition, subject to certain limitations. While our license rights are sufficient to allow us to operate our current business, new growth opportunities in latex and, to a lesser extent, plastics involving new products may fall outside of our license rights with Dow. Therefore, our ability to develop new products may be adversely impacted by intellectual property rights that have been retained by Dow.

For the years ended December 31, 2014, 2013, and 2012, purchases and other charges from Dow and its affiliated companies (excluding the SAR MOSA, AR MOD5 Agreement, and site services agreements) were approximately $1,910.8 million, $2,030.3 million, and $2,334.2 million, respectively. For the years ended December 31, 2014, 2013, and 2012, sales to Dow and its affiliated companies were approximately $343.8 million, $294.7 million, and $311.4 million, respectively.

We continue to leverage Dow’s scale and operational capabilities by procuring certain raw materials, utilities, site services, and back-office business services from Dow. In connection with the Acquisition, we entered into several agreements with Dow relating to the provision of certain products and services and other operational arrangements. Dow provides significant operating and other services, and certain raw materials used in the production of our products, under agreements that are important to our business. The failure of Dow to perform their obligations, or the termination of these agreements, could adversely affect our operations. See Item 1A—Risk Factors.

Joint Venture Option Agreement

In connection with the Acquisition in 2010, certain of our affiliates entered into the Latex JV Option Agreement with Dow, pursuant to which Dow was granted an irrevocable option to purchase 50% of the issued and outstanding interests in a joint venture to be formed by Dow and our affiliates with respect to the SB latex business in Asia, Latin America, the Middle East, Africa, Eastern Europe, Russia and India (the “Emerging Markets SB Latex Business”). On May 30, 2014, our affiliates entered into an agreement with Dow to terminate the Latex JV Option Agreement, Dow’s previous exercise of their option rights, and all other obligations thereunder, in exchange for a termination payment of $32.5 million. This termination payment was made on May 30, 2014, and the termination of the Latex JV Option Agreement became effective as of such date.

Our Joint Ventures

To supplement our business segments, we have entered into two strategic joint ventures in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant business potential.

Americas Styrenics

Launched in 2008, Americas Styrenics is a 50% / 50% joint venture between us and Chevron Phillips Chemical Company. Under the terms of the joint venture agreement, Americas Styrenics is the sole entity through which we can produce, market or sell styrene and polystyrene in North America and South America, and produces a range of HIPS and GPPS products. We believe the venture has capitalized on the strong relationships and technology leadership of its parent companies to maintain a strong industry presence and pursue developing opportunities. Americas Styrenics has benefitted from industry consolidation and the cyclical recovery in the North American styrenics market.

Sumika Styron Polycarbonate Limited

Sumika Styron is a 50% / 50% venture with Sumitomo Chemical of Japan. Sumika Styron has exclusive rights in Japan to manufacture and sell a range of our PC products and facilitates our access to the Japanese PC market. Sumika Styron’s facility is located in an integrated and efficient manufacturing site, and uses Dow technology and production processes.

Sources and Availability of Raw Materials

Our raw materials and procurement group is responsible for the ongoing production, sourcing and procurement of raw materials for each of our business segments. The professionals leading this group have extensive experience in the petrochemical industry buying, selling, and swapping commodity raw materials. Our raw materials group seeks to implement the most efficient and reliable raw material strategy for our business segments, including maintaining a balance between contracted and spot purchases as well as internal production of styrene monomer. While Dow provides a significant portion of our raw materials to us pursuant to supply agreements, including ethylene, benzene, butadiene and BPA, we have developed a comprehensive strategy for obtaining additional sources of supply where needed.

Our agreements with Dow range from 1- to 10-year terms with, in some cases, an automatic 2-year renewal. Minimum and maximum monthly contract quantities were established based on historical consumption rates, and our pricing terms are based on commodity indices in the relevant geography. We obtained approximately 41% of our raw materials from Dow in 2014.

The prices of key raw materials that we purchase, including benzene, ethylene, styrene, butadiene and BPA, are volatile and can fluctuate significantly from time to time. The predominant drivers of this volatility are the prices of crude oil and natural gas as well as the impact of market imbalances in supply and demand from time to time. We have supply contracts in place to help maintain our supply of raw materials at competitive market prices.

Styrene

In addition to purchasing styrene through long-term strategic contracts, opportunistic short-term purchases and on the spot market, we produce styrene internally from purchased ethylene and benzene at our own manufacturing sites. These sources provided 32%, 12%, 10% and 46%, respectively, of our supply in 2014. With this mix of purchased and produced styrene, we seek to optimize our overall costs of securing styrene through efficient logistics, manufacturing economics and market dynamics.

We believe the low steam-to-oil ratios (“S/O”) of our styrene production plants make them highly energy efficient as compared to other players in our industry. This technology also uses proprietary catalyst technology that supports operation in low S/O conditions and enables long runs between turnarounds. In addition, the styrene production process leverages in-house computational fluid dynamic and reaction models to predict catalyst activity over time, at varying operating conditions, to optimize run rates.

Benzene and Ethylene

Benzene and ethylene are two commodity petrochemicals that represent the majority of the raw materials needed for styrene production. In 2014, Dow supplied us with approximately 97% of our benzene requirements and 100% of our ethylene requirements through 10-year contracts that commenced in 2010, and include automatic 2-year renewal provisions. The volume of benzene that we purchase from Dow may vary quarterly based on our needs at the time. Our operations that use benzene and ethylene are connected to Dow’s cracker operations where these raw materials are produced by a supply pipeline that facilitates the efficient delivery of our raw material requirements. We monitor these materials and how changes in their costs impact the styrene supply chain and its downstream derivatives. Our pricing formulae with Dow are based on well-known indices for the region and generally include large buyer discounts.

Butadiene

Butadiene is an important raw material for the Synthetic Rubber and Latex segments. Dow is our largest supplier for this material in Europe where we purchase directly from Dow’s existing butadiene extraction facilities pursuant to the terms of a 10-year contract that commenced in 2010 and includes an automatic 2-year renewal term. Other supply sources in Europe include major producers with contract terms of up to five years at competitive market prices. Supply to North America and Asia are exclusively from other major third party producers via supply contracts. As a large purchaser of butadiene, we believe we can continue to secure the raw material reliably at competitive prices.

Bisphenol A (BPA)

BPA is the major raw material associated with PC production. This raw material is produced by Dow in Stade, Germany and is supplied via pipeline to us through a supply contract in Europe that has an initial term expiring in December 2019. We source BPA for our North American operations and Asian joint ventures from other market participants. We will no longer have a need for BPA in North America in 2015.

Manufacturing

As of December 31, 2014, our Latex segment had 12 production sites that are strategically located throughout the world. We believe these facilities have industry leading quality tracking.

We manufacture all synthetic rubber products at one integrated site at Schkopau, Germany. We believe that our synthetic rubber plant compares favorably to average benchmarks across key cost metrics and is one of the more cost-efficient synthetic rubber production sites in Europe.

We operate our Styrenics segment on a global basis, including plants in China and our integrated Schkopau, Germany site in close proximity to faster growing regions. We believe that our polystyrene plants compare favorably to benchmarks across key cost metrics. Additionally, we believe our joint venture with Chevron Phillips Chemical Company LP, Americas Styrenics, is well-positioned to serve North America and emerging opportunities in South America. We manufacture SAN for Dow under an agreement in our Midland, Michigan facility.

Our Engineered Polymers segment operates on a global basis with manufacturing plants in Stade, Germany and compounding operations in Stade, Germany; Terneuzen, The Netherlands; Hsinchu, Taiwan; and Limao, Brazil. We also have strategic compounding agreements in Asia, North America and Europe and a strategic joint venture with Sumitomo Chemical Co. in Japan. We believe this joint venture partner enables us to gain access to an expanded range of geographies and customers.

Technology

Our R&D and TS&D activities across our segments focus on identifying needs in our customers’ end-markets. As part of our customer-centric model, our R&D/TS&D organization interfaces with our sales and marketing teams and directly with customers to determine their product requirements in light of trends in their industries and market segments. This information is used to select R&D/TS&D projects that are value-enhancing for both our customers and us. Our R&D/TS&D activities and capabilities include:

•	formulation knowledge, which enables accelerated new product development;

•	internal capabilities, such as latex pilot coasters and plastics mini plants;

•	functionalization technology, which is a key capability in our synthetic rubber products to enable us to continue to develop new grades for tire products;

•	compounding expertise, which comprises knowledge of the compounding process coupled with formulation knowledge and facilitates our ability to develop new compounds and blends to meet evolving needs in various businesses; and

•	providing a broad product portfolio with innovative solutions to meet customer needs.

Our R&D facilities support our technological capabilities. In addition to our two SB latex pilot coaters and our product development centers, our Plastics and Emulsion Polymers business units operate “mini plants” in Stade and Schkopau, Germany. These mini plants are used to make samples of experimental products for testing, which we believe is a critical step in our new product development process.

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $53.4 million, $49.7 million, and $48.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Sales and Marketing

We have a customer-centric business model that has helped us to develop strong relationships with many customers. Including periods prior to the Acquisition when our predecessor business was operated by Dow, we have an average length of key customer relationships exceeding 20 years. Our application development, R&D, TS&D, marketing and sales functions work together to define the customers’ needs and develop technologically differentiated solutions that create value for both the customer and us and result in greater customer intimacy. This can be seen most clearly in competitive applications such as coated paper and packaging board, automotive, consumer electronics, and glazing and construction sheet.

Our sales and marketing teams play a key role in realizing this strategy around technologically differentiated solutions. Our sales and marketing initiatives include:

•	Developing a solution-centric approach to sales versus a product-centric approach. Our sales and marketing teams understand the trends in the industries and applications served by us, and this is critical to identifying changing customer requirements and providing differentiated value-added products.

•	Coordinating account teams effectively to develop and implement customer solutions. We often include sales-people and TS&D engineers in customer activities. Where appropriate, we involve our engineers to develop new applications and respond to fast moving market trends.

•	Understanding the value chain and effectively deploying our resources across this chain. In some of our end-markets, our immediate customers may be distributors or manufacturers, rather than the original equipment manufacturers. In these instances, our sales and marketing teams may employ a multi-channel marketing approach, developing relationships with the key decision makers across the value chain to develop differentiated, value-added products. For example, our automotive business markets its products: (1) through distributors, (2) directly to a broad range of small, medium and large parts suppliers, and (3) directly to the auto manufacturers themselves.

Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 123 professionals working in sales and marketing around the world, along with approximately 64 customer service professionals and we sell our products to customers in over 70 countries. We primarily market our products through our direct sales force. All of our direct sales are made by our employees in the regions closest to the given customer. Historically, we have focused the majority of our direct sales efforts on large customers and relied on large distributors for sales to smaller accounts. In addition to the key initiatives outlined above, we intend to increase the amount of customers we serve directly.

Information Systems

We use Dow’s Enterprise Resource Planning (“ERP”) software systems to support our operations worldwide. We have the right to use Dow’s ERP software applications and infrastructure under the terms of the SAR MOSA and its related functional statements of work. The SAR MOSA has a current term that expires on December 31, 2020. Under the terms of the SAR MOSA, Dow extends its work processes and the supporting applications and infrastructure for us to use. Under the SAR MOSA, Dow’s work process expertise centers provide the knowledge-base and documentation required for our personnel to follow work process steps and procedures.

We also use Dow’s global data/voice network and server infrastructure for desktop computing, email, file sharing, intranet and internet website access, mainframe and midrange computer access and voice communications. Business software applications are included in the work processes supported under the SAR MOSA. These applications complement a number of our other global ERP applications to provide us with the equivalent of a modern ERP landscape. We use the various ERP applications to manage our day-to-day business processes and relationships with customers and suppliers. In 2015, we embarked on a joint project with Dow to upgrade our legacy ERP environment to the latest version of SAP over the next two years.

Our manufacturing plants use Dow-developed proprietary process control/process automation technology under the AR MOD5 Agreement. We are licensed to use this technology and receive support and spare parts through the expiration of the current term of the agreement on December 31, 2020. While we are not permitted to use this automation technology for new plants or to substantially expand existing plants, but we can use other technology solutions for those situations. Prior to the expiration of the term of the AR MOD5 Agreement, we expect to migrate our manufacturing plants to a substitute third party process control technology from ABB Ltd, a leading supplier of advanced process control systems.

Intellectual Property

We evaluate on a case-by-case basis how best to utilize patents, trademarks, copyrights, trade secrets and other intellectual property in order to protect our products and our critical investments in research and development, manufacturing and marketing. We focus on securing and maintaining patents for certain inventions, while maintaining other inventions as trade secrets, derived from our customer-centric business model, in an effort to maximize the value of our product portfolio and manufacturing capabilities. Our policy is to seek appropriate protection for significant product and process developments in the major markets where the relevant products are manufactured or sold. Patents may cover products, processes, intermediate products and product uses. Patents extend for varying periods in accordance with the date of patent application filing and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of subject matter covered by the patent and the scope of the claims of the patent.

In most industrial countries, patent protection may be available for new substances and formulations, as well as for unique applications and production processes. However, given the geographical scope of our business and our continued growth strategy, there are regions of the world in which we do business or may do business in the future where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. Such information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor our competitors’ products and, if circumstances were to dictate that we do so, we would vigorously challenge the actions of others that conflict with our patents, trademarks and other intellectual property rights.

The technologies we utilize in some of our business lines have been in use for many years (e.g., SB latex and ABS) and a number of our patents relating to such technologies have expired or will expire in within the next several years. As patents expire, or are allowed to lapse, the products and processes described and claimed in those patents become generally available for use by the public. We believe that the expiration of any single patent or family of patents that is scheduled to expire in the next 3 years would not materially adversely affect our business or financial results. We believe that our trade secrets relating to manufacturing and other processes used in connection with products to which expiring patents relate will continue to provide us with a competitive advantage after the expiration of these patents.

We use trademarks as a means of differentiating our products. We protect our trademarks against infringement where we deem appropriate.

Dow has either transferred to us or granted perpetual, royalty-free licenses to us to use Dow’s intellectual property that was used by Dow to operate the Styron business prior to the Acquisition. Such intellectual property includes certain processes, compositions and apparatus used in the manufacture of our products. In addition to our license rights to use Dow’s intellectual property related to the Styron business, we have obtained licenses to use Dow’s intellectual property to the extent necessary to perform our obligations under the contracts transferred to us in the Acquisition and to use such intellectual property (other than patents) for products outside of the Styron business as it was conducted by Dow prior to the Acquisition, subject to certain limitations. While we believe our license rights with respect to Dow’s intellectual property are sufficient to allow us to operate our current business, new growth opportunities in latex and, to a lesser extent, plastics involving new products may fall outside of our license rights with Dow. Therefore, our ability to develop new products may be impacted by intellectual property rights that have not been licensed to us by Dow. We have the right, with Dow’s cooperation, to directly enforce the patents that are exclusively licensed to us by Dow where infringement is primarily within the scope of our business but nothing obligates Dow to enforce against third parties the intellectual property rights of Dow that are licensed to us on a non-exclusive basis or where the infringement is primarily outside the scope of our business.

Environmental and Other Regulation

Obtaining, producing and distributing many of our products involve the use, storage, transportation and disposal of toxic and hazardous materials. We are subject to extensive, evolving and increasingly stringent national and local environmental laws and regulations, which address, among other things, the following:

•	emissions to the air;

•	discharges to soils and surface and subsurface waters;

•	other releases into the environment;

•	prevention, remediation or abatement of releases of hazardous materials into the indoor or outdoor environment;

•	generation, handling, storage, transportation, treatment and disposal of waste materials;

•	maintenance of safe conditions in the workplace;

•	registration and evaluation of chemicals;

•	production, handling, labeling or use of chemicals used or produced by us; and

•	stewardship of products after manufacture.

Some of our products are also subject to food contact regulations.

We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable state, national, and international environmental, health and safety requirements. We have a strong environmental, health and safety organization. Our environmental, health and safety compliance and management programs benefit from access to certain of Dow’s programs. We are also committed to the American Chemistry Council Responsible Care® Guiding Principles for our global facilities and received third party certification of our Responsible Care® Management System in 2013. We have a staff of professionals who are responsible for environmental health, safety and product regulatory compliance. Additionally, we have services agreements with Dow to provide environmental, health and safety services for certain of our facilities. We have implemented a corporate audit program for all of our facilities. However, we cannot provide assurance that we will at all times be in full compliance with all applicable environmental laws and regulations. We expect that stringent environmental regulations will continue to be imposed on us and our industry in general.

In 2011, the National Toxicology Program, or NTP, classified styrene as “reasonably anticipated to be a human carcinogen”. The classification, confirmed by the National Academy of Sciences, did not take into consideration recent occupational studies of long term exposures to styrene monomer, which have found no link between styrene and cancer or other serious conditions in humans. The classification did not change how our products are regulated or handled by our customers. Styrene monomer is considered to have low toxicity and is not classified as a carcinogen or mutagen in the EU Nations. We have not seen a significant shift in customer demand away from styrenics products due to this NTP classification. We believe that there are no simple substitutes for our products that can deliver the same performance, quality, safety and cost effectiveness as the current set of products our customers buy from us.

There has been controversy for a number of years regarding the safety of BPA. A French ban on food packaging containing BPA was recently enacted. In January 2013, the California Environmental Protection Agency Office of Environmental Health Hazard Assessment provided notice of proposed rulemaking to adopt a Proposition 65 Maximum Allowable Dose Level of 290 micrograms per day for exposures to BPA based upon authoritative bodies listing mechanism “as known to cause reproductive toxicity.” One of our trade associations, the American Chemistry Council, filed a lawsuit seeking to enjoin the listing, which was ultimately denied by the trial court in December 2014, and an appeal is pending. However, even if the listing eventually stands, the levels of BPA in our products are well below this Maximum Allowable Dose Level, and we do not expect this listing will have a material impact on our products or manufacturing operations. Additionally, the U.S. Food and Drug Administration has reaffirmed its view, based on its most recent safety assessment, that BPA is safe at the current levels occurring in foods. Also, in January 2015, the European Food Safety Authority (EFSA) issued its long-awaited scientific opinion on the safety of BPA for consumers. EFSA’s expert Panel on Food Contact Materials, Enzymes, Flavourings and Process Aids (CEF) had decided that the publication of new scientific research on BPA in recent years called for a re-evaluation of the chemical. In summary, EFSA concluded “No consumer health risk from Bisphenol A exposure.” EFSA’s comprehensive assessment considered all age groups and examined food and other potential exposure sources.

We have actively responded through direct communication to our customers and employees to address perceptions and concerns regarding the safety and environmental impact of our products. Our industry trade associations, the Styrene Information and Research Center and the American Chemistry Council, as well as many of our customers are also active through political advocacy, media relations, legal action, and scientific and regulatory activities.

Similarly, we remain active in our trade associations, which are engaged to respond to potential health concerns involving BPA, Styrene and other chemicals used in our manufacturing processes.

Sustainability and Climate Change

We track our greenhouse gas emissions and recently have completed a project that improved the quality and uniformity of the data we collect so that meaningful emission reduction goals and objectives can be developed and implemented by us. Our July 2014 Sustainability and Corporate Social Responsibility Report, which is available on our website, provides our most recent sustainability highlights for our products, performance and operations. The report also profiles how our products help our customers improve their own sustainability in areas such as LED lighting, green tires, building insulation, smart meters, life-saving medical devices, and lighter weight.

Chemical Registration

The goal of the U.S. Toxic Substances Control Act (“TSCA”) is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use, or disposal of chemical substances. Under the TSCA, the Environmental Protection Agency has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals. During the past several years, efforts have been underway to reform the TSCA and various legislative initiatives have been introduced most recently the Safe Chemicals Act of 2013 and the Chemical Safety Improvement Act. We actively monitor the progress of these and other legislative developments.

Registration, Evaluation, and Authorization of Chemicals (“REACH”) is the regulatory system for chemicals management in the EU. It requires EU manufacturers and importers to disclose information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemicals Agency. We have completed the REACH requirements for registration of high-volume and high-hazard substances that we manufacture in or import into Europe and we are currently on track to complete the remaining implementation requirements by the deadline in

2018. Other jurisdictions have enacted legislation similar to REACH, including China, Japan and Korea. We do not expect that the costs to comply with REACH and similar requirements will be material to our operations and consolidated financial position. We currently do not expect to need to register additional chemicals under REACH until 2018, at which time we will be required to register our low volume chemicals.

Environmental Proceedings

Prior to our separation from Dow, the EPA conducted a multimedia investigation at Dow’s Midland, Michigan sites, including the ABS site that we now operate. The investigation uncovered a number of alleged violations, including of the Clean Air Act’s leak detection and repair program (“LDAR”). LDAR requires chemical and petroleum companies to control fugitive (i.e., non-point source) emissions of hazardous air pollutants that occur from valves, pumps, flanges, connectors and other piping components. We, Dow and the United States executed a consent decree, which was approved by the District Court in Michigan in 2011. The decree provides that Dow will implement an enhanced LDAR program at our ABS facility over a five year period, which is intended to further reduce fugitive emissions at the ABS facility. We are not a defendant in the action, but under the decree, we or any future owner of the affected equipment will be responsible for performing an enhanced LDAR program at the ABS facility should Dow fail to perform. Dow’s failure to perform would subject it to significant stipulated penalties. An implementation agreement has been negotiated between us and Dow, which provides that Dow will bear the costs of the enhanced LDAR program.

Environmental Remediation

Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. At our Allyn’s Point, Connecticut property we lease a portion of the property to our joint venture, Americas Styrenics, for its operations, which includes a regulated hazardous waste boiler. Potential liabilities resulting from our owner status are addressed through financial assurance mechanisms and other agreements. Many of our production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination has occurred at some of the sites, and might occur or be discovered at other sites. Subject to certain monetary and temporal limitations, Dow is obligated to indemnify and hold us harmless with respect to releases of hazardous material that existed at our sites prior to our separation from Dow in June 2010. However, we cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. In addition, we face the risk that future claims might fall outside of the scope of the indemnity, particularly if we experience a release of hazardous materials that occurs in the future or at any time after our separation from Dow. Except for minor monitoring activities that we are performing in Livorno, Italy pursuant to an agreement with Dow, we do not currently have any material obligations to perform environmental remediation on our properties, and any active remedial projects on our properties are being performed by Dow pursuant to its indemnification obligations or for any Superfund sites.

Environmental Programs

We have comprehensive environmental, health and safety compliance, auditing and management programs in place to assist in our compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. We use Dow’s environmental health and safety programs, including a management system, as a cornerstone of our programs and have contracts in place with Dow for the use of their environmental, health and safety expertise. Each facility has developed and implemented specific critical occupational health, safety, environmental, security and loss control programs. We participate in the chemical industry’s Responsible Care® initiative and have implemented a number of environmental and quality management systems at our facilities. In addition to Responsible Care® Management System certification, the majority of our sites have received ISO 14001 environmental management system certifications. Additionally, our German facilities have received ISO 50001 energy management system certifications.

We have a Board of Directors’ Committee on Environmental Health and Safety and Public Policy. We also have implemented an environmental, health and safety (“EH&S”) organizational structure with executive committee level leadership and dedicated environmental experts. We have an EH&S leader at each of our manufacturing sites who is responsible for environmental, health and safety matters at that site. We also have corporate, regional and facility EH&S leaders, as well as a Product Stewardship Organization that manages day-to-day EH&S issues related to our products and customers. Our Process Safety Organization is dedicated to reducing and eliminating process safety incidents.

Facility Security

We recognize the importance of security and safety to our employees and the community. Physical security measures have been combined with process safety measures (including the use of technology), and emergency response preparedness into integrated security plans. We have conducted vulnerability assessments at our operating facilities in the U.S. and high priority sites worldwide and identified and implemented appropriate measures to protect these facilities from physical and cyber-attacks. Effort and resources in assessing security vulnerabilities and taking steps to reinforce security at our manufacturing facilities will continue to be required to comply with U.S. Department of Homeland Security (“DHS”) and other requirements.

Employees

As of December 31, 2014, we had 2,179 employees worldwide. Nearly 91.5% of our personnel are located at the various manufacturing sites, research and development, pilot coating, paper fabrication and testing and technology centers. The remaining employees are located at operating centers, virtual locations or geographically dispersed marketing and sales locations. Our Midland, Michigan site is the only U.S. facility with union representation for its approximately 55 hourly operations personnel, and employees at certain of our locations are represented by work councils. We consider relations with our personnel and the various labor organizations to be good. There have been no labor strikes or work stoppages in these locations in recent history.

The following table provides a breakdown of the number of our employees by job function and geographic area as of December 31, 2014.

	Europe	Latin America	North America	Asia Pacific	Total
Manufacturing and Engineering	974	75	156	175	1,380
Sales & Marketing	58	6	26	33	123
Research and Development	123	9	38	28	198
Supply Chain	65	8	8	32	113
Customer Service	36	3	10	15	64
EH&S	21	—	8	3	32
Business Administration: HR, Public Affairs, IT, Legal	65	8	46	31	150
Finance	44	7	35	33	119

Total	1,386	116	327	350	2,179

Item 1A.	Risk Factors

Dow provides significant operating and other services, and certain raw materials used in the production of our products, under agreements that are important to our business. The failure of Dow to perform its obligations, or the termination of these agreements, could adversely affect our operations.

Prior to June 17, 2010, we were operated by Dow, which has provided and continues to provide services under certain agreements that are important to our business. For the years ended December 31, 2014, 2013, and 2012, purchases from and other charges paid to Dow and its affiliated companies (excluding under the SAR MOSA AR MOD5 Agreement, and site services agreements) were approximately $1,910.8 million, $2,030.3 million, and $2,334.2 million, respectively. For the years ended December 31, 2014, 2013, and 2012, sales to Dow and its affiliated companies were approximately $343.8 million, $294.7 million, and $311.4 million, respectively. For the years ended December 31, 2014, 2013, and 2012, we incurred expenses totaling $285.2 million, $306.2 million, and $320.5 million, respectively, under the SAR MOSA, AR MOD5 Agreement, and site services agreements, including $233.7 million, $235.1 million, and $214.5 million, respectively, for both the variable and fixed cost components of the site service agreements and $51.5 million, $71.1 million, and $106.0 million, respectively, covering the other two agreements.

We are a party to:

•	an outsourcing service agreement pursuant to which Dow provides certain administrative and business services to us for our operations;

•	supply and sales agreements pursuant to which Dow, among other things, provides us with raw materials, including ethylene, benzene, butadiene and BPA; and

•	an operating services agreement pursuant to which Dow will operate and maintain certain of our facilities at Rheinmunster, Germany as well as employ and provide almost all of the staff for this facility.

Under the terms of the above agreements, either party is permitted to terminate the applicable agreement in a variety of situations, including in the event of the other party’s uncured material breach, insolvency, change of control or cessation of operations. Should Dow fail to provide these services or raw materials, or should any of the above agreements be terminated, we would be forced to obtain these services and raw materials from third parties or provide them ourselves. Additionally, if Dow terminates agreements pursuant to which we are obligated to provide certain services, we may lose the fees received by us under these agreements. The failure of Dow to perform its obligations under, or the termination of, any of these contracts could adversely affect our operations and, depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, or on terms as favorable to us.

We are party to certain license agreements with Dow relating to intellectual property that are essential to our business. Because of this relationship, we may have limited ability to expand our use of certain intellectual property beyond the field of the license or to police infringement that may be harmful to our business.

In connection with the Acquisition, we acquired ownership of, or in some cases, a worldwide right and license to use, certain patents, patent applications and other intellectual property of Dow that were used by Dow to operate our business segments or held by Dow primarily for the benefit of our business segments, prior to the Acquisition. Generally, we acquired ownership of the intellectual property that was primarily used in our business segments and acquired a license to a more limited set of intellectual property that had broader application within Dow beyond our core business segments. Our license from Dow is perpetual, irrevocable, fully paid, and royalty-free. Furthermore, our license from Dow is exclusive within our business segments for certain patents and patent applications that were used by Dow primarily in the Styron business prior to the Acquisition, subject to licenses previously granted by Dow, and to certain retained rights of Dow, including Dow’s retained right to use patents and patent applications outside of our business segments and for internal consumption by Dow. Our license from Dow relates to polymeric compositions, manufacturing processes and end applications for the polymeric compositions; and is limited to use in defined areas corresponding to our current business segments excluding certain products and end-use application technology retained by Dow. Our ability to develop, manufacture or sell products and technology outside of these defined areas may be impeded by the intellectual property rights that have been retained by Dow, which could adversely affect our business, financial condition and results of operations. Additionally, we may not be able to enforce, and Dow may be unwilling to enforce, this intellectual property that has been retained by Dow where infringement could also impact our business and competitive position.

Our substantial level of indebtedness could adversely affect our financial condition.

We have substantial indebtedness, which, as of December 31, 2014, totaled approximately $1,202.2 million, consisting principally of $1,192.5 million of our 8.750% Senior Secured Notes due 2019, which we refer to as our Senior Notes. In July 2014, using proceeds from the Company’s initial public offering, the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, including a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million.

On June 17, 2010, we entered into a senior secured credit facility, which we refer to as our Senior Secured Credit Facility, and which included a term loan facility and a revolving credit facility, which we refer to as our Revolving Facility. We repaid all outstanding amounts under the term loan facility in connection with the issuance of our Senior Notes. In January 2013, the Company increased its revolving credit facility borrowing capacity from $240 million to $300 million. As of December 31, 2014, we had no borrowings under our Revolving Facility, while available borrowings under the facility were $293.3 million (net of $6.7 million outstanding letters of credit). We are also party to an agreement for an accounts receivable securitization facility, for up to a total of $200.0 million in borrowings. As of December 31, 2014, there were no amounts outstanding under the accounts receivable securitization facility, with approximately $136.1 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. We are also party to a short-term revolving credit facility through our subsidiary in China that provides for approximately $15.0 million of uncommitted funds available for borrowings. Outstanding borrowings under this revolving credit facility were $7.6 million as of December 31, 2014. Our high level of indebtedness could have important consequences, including,

•	impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes;

•	requiring that a substantial portion of our cash flow be used for debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to economic downturns and adverse industry conditions;

•	compromising our flexibility to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and

•	increasing our cost of borrowing.

In addition, a substantial portion of our current indebtedness is secured by substantially all of our assets, which may make it more difficult to secure additional borrowings at reasonable costs. If we default or declare bankruptcy, after these obligations are met, there may not be sufficient funds or assets to satisfy our subordinate interests, including those of our shareholders.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to change or to take certain actions.

Our indenture and the agreement governing our Senior Secured Credit Facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our ability to:

•	sell assets;

•	incur additional indebtedness or issue certain preferred stock or similar equity interests;

•	pay dividends;

•	make investments or acquisitions;

•	incur liens;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	materially alter the business we conduct;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.

The ability for us to comply with the covenants and financial ratios and tests contained in our indenture and senior credit agreement, to pay interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facility to fund liquidity needs in an amount sufficient to enable us to service indebtedness. Furthermore, if we need additional capital for general corporate purposes or to execute on an expansion strategy, there can be no assurance that this capital will be available on satisfactory terms or at all.

A failure to repay amounts owed under the Revolving Facility or Senior Notes at maturity would result in a default. In addition, a breach of any of the covenants in the Revolving Facility or the indenture governing our Senior Notes or our inability to comply with the required financial ratios or limits could result in a default. If a default occurs, our lenders could refuse to lend us additional funds and our lenders or noteholders could declare all of our debt and any accrued interest and fees immediately due and payable. A default under one of our debt agreements may trigger a cross-default under our other debt agreements.

To service our indebtedness, we will require a significant amount of cash. If we are unable to execute on our business strategy and generate significant cash flow, we may be unable to service our indebtedness and repay in full the notes at maturity.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash flow and service our debt obligations will depend upon, among other things, our future financial condition and operating performance. These factors depend partly on economic, financial, competitive conditions and on certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Secured Credit Facility and the indenture governing our Senior Notes restrict our ability to dispose of assets and the use of proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

As of December 31, 2014, we had cash and cash equivalents of approximately $220.8 million. If we are unable to meet our debt service obligations under the Senior Notes, the holders of the Senior Notes would have the right following a cure period to cause the entire principal amount of the notes to become immediately due and payable.

Despite our current levels of indebtedness, we may incur substantially more debt, which could further exacerbate the risks associated with our substantial indebtedness.

Although the Senior Secured Credit Facility and the indenture governing our Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Also, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in the Senior Secured Credit Facility or the indenture, such as operating leases and trade payables. If new debt is added to our current debt levels, the risks related to our substantial indebtedness that we now face could intensify.

Our joint ventures may not operate according to their business plans if we or our partners fail to fulfill our or their obligations, or differences in views among our joint venture partners result in delayed decisions, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture.

Differences in views among joint venture participants and our inability to unilaterally implement sales and productions strategies or determine cash distributions from our joint ventures may significantly impact short- term and longer term financial results, financial condition and the value of our ordinary shares.

Regulatory and statutory changes applicable to our raw materials and products and our customers’ products could require material expenditures, changes in our operations and could adversely affect our financial condition and results of operations.

Changes in environmental, health and safety regulations, in jurisdictions where we manufacture and sell our products, could lead to a decrease in demand for our products. In addition to changes in regulations, health and safety concerns could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products. Such a decrease in demand likely would have an adverse effect on our business and results of operation. Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, BPA and halogenated flame retardant are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns.

The federal Toxic Substances Control Act, or the TSCA, is the primary law in the U.S. governing the manufacture, processing, use and distribution of our chemicals. Among other things, under TSCA, the EPA has the authority to (i) require testing of chemicals that may present an unreasonable risk of injury to health or the environment or are produced in substantial quantities, (ii) undertake pre-market review of, and impose restrictions as appropriate on, new chemicals prior to their commercial production and introduction into the marketplace, (iii) limit or prohibit the manufacture, use, distribution and disposal of existing substances, (iv) impose reporting and record keeping requirements to ensure continued access to new information on chemical substances, and (v) oversee export and import notice requirements. Other chemical control regimes continue to be enacted. The European Union’s REACH was followed by the enactment of similar chemical control laws in countries such as China, Japan, and Korea. These regulatory regimes currently require significant compliance expenditures by us, and changes applicable to our raw materials and products or our customers’ products could require significant additional expenditures by us, or changes in our operations.

Our products are also used in a variety of end-uses that have specific regulatory requirements such as those relating to products that have contact with food or medical device end-uses. We and many of the applications for the products in the end markets in which we sell our products are regulated by various national and local rules, laws and regulations, such as the TSCA. Changes in regulations could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. Changes in environmental and safety laws and regulations banning or restricting the use of these residual materials in our products, or our customers’ products, could adversely affect our results of operations and adversely affect our financial condition. Failure to appropriately manage safety, human health, product liability and environmental risks associated with our products, product life cycles and production processes could adversely impact employees, communities, stakeholders, our reputation and the results of our operations.

We may be subject to losses due to liabilities or lawsuits related to contaminated land we own or operate or arising out of environmental damage or personal injuries associated with exposure to chemicals or the release of chemicals.

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and analogous state and foreign laws are designed to address the problems associated with contaminated land, especially inactive and abandoned hazardous waste sites listed on the “National Priorities List”, or NPL. Under CERCLA and similar statutes, the current or former owner or operator of a property contaminated by hazardous substance releases is subject to strict, unlimited, joint, several and retroactive liability for the investigation and remediation of the property, and also may be liable for natural resource damages associated with the releases. There are several properties which we now own on which Dow has been conducting remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut; Dalton, Georgia; Livorno, Italy; and Guaruja, Brazil. There are other properties with historical contamination that are owned by Dow that we lease for our operations, including our facility in Midland, Michigan. While we did not assume the liabilities associated with these properties in the U.S., because CERCLA and similar laws can impose liability for contamination on the current owner or operator of a property, even if it did not create the contamination, there is a possibility that a governmental authority or private party could seek to include us in an action or claim for remediation or damages, even though the contamination may have occurred prior to our ownership or occupancy. While Dow has agreed to indemnify us for liability for releases of hazardous materials that occurred prior to our separation from Dow, the indemnity is subject to monetary and temporal limitations, and we cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. In addition, we face the risk that future claims might fall partially or fully outside of the scope of the indemnity, particularly if there is a release of hazardous materials that occurs in the future or at any time after the closing of the Acquisition or if the condition requiring remediation is attributable to a combination of events or operations occurring prior to and after the closing of the Acquisition.

The environmental liabilities at a particular site could increase as a result of, among other things, changes in laws and regulations, modifications to the site’s investigation and remediation plans, unanticipated construction problems, identification of additional areas or quantities of contamination, increases in labor, equipment and technology costs, significant changes in the financial condition of Dow or other responsible parties and the outcome of any related legal and administrative proceedings to which we may become a party. Any increase in liability may be outside the scope of the indemnity provided by Dow, resulting in increased costs payable by us. It is not possible for us to reasonably estimate the amount and timing of all future expenditures related to environmental or other contingent matters. Accruals for environmental matters are recorded by us when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies.

In addition, we face the risk that individuals could seek damages for personal injury due to exposure to chemicals at our facilities, chemicals that have been released from our facilities, chemicals otherwise owned or controlled by us, or chemicals that allegedly migrated from products containing our materials. Risks are inherent in the chemical business, particularly risks associated with safety, health and the environment. The U.S. Environmental Protection Agency’s (“EPA”) Risk Management Program (“RMP”) requires facilities that produce, handle, process, distribute or store certain highly hazardous chemicals to develop a risk management plan and program in the event of an accidental release of such chemicals. RMP also requires facilities to assess potential impacts to off-site populations in the event of a credible worst-case release and to document the policies, procedures, equipment and work practices in place to mitigate identified risks. Similar risk management requirements are imposed under the Emergency Planning and Community Right-to-Know Act, which contains chemical emergency response planning, accident release and other reporting and notification requirements applicable to our facility. In addition, we are subject to the Occupational Safety and Health Administration Process Safety Management standard, which requires development of a program to manage workplace risks associated with highly hazardous chemicals. Similar laws apply to many of our international facilities. Failure to comply with such laws could subject us to both civil and criminal penalties, which could affect our product sales, reputation and profitability. We may be subject to claims with respect to workplace exposure, workers’ compensation and other health and safety matters.

Volatility in the cost of the raw materials utilized for our products or disruption in the supply of the raw materials may adversely affect our financial condition and results of operations.

Our results of operations can be directly affected positively and negatively by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (benzene, ethylene, butadiene, BPA and styrene) together represent approximately 75% of our total cost of goods sold. Volatility in the cost of these raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing also can affect the volume our customers consume. As a result, our gross profit and margins could be adversely affected.

Styrene, a principal raw material purchased and produced by us, is used in the production of polystyrene, ABS, SAN, SB latex and our rubber products and, like its principal raw materials, ethylene and benzene, is subject to a volatile market. The wider the styrene to benzene and ethylene spread, with styrene more than benzene and ethylene, the more profitable it is to produce styrene.

Crude oil prices also impact our raw material costs. Generally, higher crude oil prices lead to higher costs of raw materials, although some raw materials are impacted less than others.

Market volatility also impacts our accounting for our inventories. We use either our cost to us or market price, whichever is lower, with cost being determined on the first-in, first-out (“FIFO”) method. As a result, in periods of rapidly declining cost of inventories, the FIFO impact on our reported earnings may be negative. Similarly, in periods of rapidly increasing cost of inventories, the effects of the FIFO method could skew our results of operations, causing them to appear more positive than the actual results.

If the availability of any of our principal raw materials is limited, we may be unable to produce some of our products in the quantities demanded by our customers, which could have an adverse effect on plant utilization and our sales of products requiring such raw materials.

Butadiene prices may be and in the past have been highly volatile. In some cases, market participants have had difficulty securing their supply. While butadiene supply over the past year has not been limited, this trend could reverse with increases in rubber demand.

Suppliers may have temporary limitations preventing them from meeting our butadiene requirements, and we may not be able to obtain substitute supplies of butadiene from alternative suppliers in a timely manner or on favorable terms. The quantity of butadiene available in any one region is dependent on the raw material inputs and operating rates of the ethylene crackers. Raw material inputs to the crackers (either ethane or naphtha) depend on the flexibility of the cracker to use various feeds and the economics of the available raw materials.

In June 2010, we entered into long-term supply agreements (10 years) with Dow for critical raw materials ethylene, benzene, and butadiene. A five-year BPA contract has been extended until 2020. These raw materials and other less critical materials amount to approximately 41% of our raw materials (based on aggregate purchase price). The remainder is purchased via other third-party suppliers on a global basis. As our Dow contracts and other third party contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or favorable to us, depending on market conditions, which may significantly impact our operations.

In addition, many of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in force majeure circumstances. If we are required to obtain alternate sources for raw materials because Dow or any other supplier is unwilling or unable to perform under raw material supply agreements or if a supplier terminates its agreements with us, we may not be able to obtain these raw materials from alternative suppliers in a timely manner or be able to enter into long-term supply agreements on terms comparable or favorable to us.

Hazards associated with chemical manufacturing could adversely affect our operations.

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. Potential hazards include the following: piping or storage tank leaks and ruptures; mechanical failures; employee exposure to hazardous substances; and chemical spills and other discharges or releases of toxic or hazardous substances or gases. There is also a risk that one or more of our key raw materials or one or more of our products may be found to have currently unrecognized toxicological or health-related impact on the environment or on our customers or employees. Such hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. If such actions are determined to be adverse to us, we may have inadequate insurance to cover such claims, or we may have insufficient cash flow to pay for such claims. Such outcomes could adversely affect our financial condition and results of operations.

Our end markets are highly competitive, and we may lose market share to other producers of styrene-based chemical products or to producers of other products that can be substituted for our products.

Our industry is highly competitive and we face significant competition from large international producers, as well as from smaller regional competitors. Our most significant competitors include BASF Group, Zeon Corporation, LG Chem Ltd, Wacker Chemie AG, Bayer MaterialScience AG, Lanxess AG, Saudi Basic Industries Corporation, Styrolution Group GmbH, Total S.A. and Versalis S.p.A. Competition is based on a number of factors, such as product quality, service and price. Our competitors may improve their competitive position in our core end-use markets by successfully introducing new products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. For example, increases in the costs of our primary raw materials, such as butadiene and styrene, could allow our competitors to offer products made from more cost effective chemistries while a relative increase in the price of styrene, one of our principal SB latex raw materials, may enable other latex manufacturers who, like us, are offering products made with different chemistries using less expensive raw materials, such as VAM-based latex and natural binders, to improve their competitive positions. The long-term impact of the competition from these products, in particular relative to natural binders, is unclear. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs. Some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market condition. Our competitors may be able to respond more quickly than we can to new or emerging technologies or changes in customer requirements. If we are unable to keep pace with our competitors’ product and manufacturing process innovations, our financial condition and results of operations could be materially adversely affected.

Competition between styrene-based chemical products and other products within the end markets in which we compete is intense. Increased competition from existing or newly developed products may reduce demand for our products in the future and our customers may decide on alternate sources to meet their requirements.

In addition, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. If we are unable to successfully compete with other producers of styrene-based chemical products or if other products can be successfully substituted for our products, our sales may decline.

Compliance with extensive and evolving environmental, health and safety laws may require substantial expenditures.

We use large quantities of hazardous substances, generate hazardous wastes and emit wastewater and air pollutants in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at both the national and local level in multiple jurisdictions. Many of these laws and regulations have become more stringent over time and the costs of compliance with these requirements may increase, including costs associated with any capital investments for pollution control facilities. In addition, our production facilities require operating permits that are subject to periodic renewal and, in circumstances of noncompliance, may be subject to revocation. The necessary permits may not be issued or continue in effect, and any issued permits may contain more stringent limitations that restrict our operations or that require further expenditures to meet the permit requirements.

This continuing focus on climate change in jurisdictions in which we operate could result in new, potentially diverging or inconsistent, environmental regulations that may negatively affect us. Additional future regulation of greenhouse gases in the U.S. could occur pursuant to future international treaty obligations, regulatory changes under the federal Clean Air Act or other existing legislation, federal, state or regional adoption of greenhouse gas regulatory schemes, or any combination of the foregoing or otherwise. This could cause us to incur additional costs in complying with any new regulations, which may adversely impact our operations and financial condition.

Compliance with more stringent environmental requirements would likely increase our costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. Additionally, we may incur substantial costs, including penalties, fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for failure to comply with these laws or permit requirements.

Conditions in the global economy and capital markets may adversely affect our results of operations, financial condition and cash flows.

Our products are sold in markets that are sensitive to changes in general economic conditions, such as sales of automotive and construction products. Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.

Our business and operating results were severely affected by the global recession beginning in 2008. We continue to be impacted by turbulence in the credit markets, dislocations in the housing and commercial real estate markets, fluctuating commodity prices, volatile exchange rates and other challenges currently affecting the global economy and our customers. Instability in financial and commodity markets throughout the world has caused, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw materials costs, geopolitical issues and failure and the potential failure of major financial institutions. In addition, the on-going sovereign debt crisis affecting various countries in the European Union is creating further uncertainties in the global credit markets. Deterioration in the financial and credit market heightens the risk of customer bankruptcies and delay in payment. We are unable to predict the duration of the current economic conditions or their effects on financial markets, our business and results of operations. If economic conditions further deteriorate, our results of operations, financial condition and cash flows could be materially adversely affected.

Production at our manufacturing facilities could be disrupted for a variety of reasons. Disruptions could expose us to significant losses or liabilities.

The hazards and risks of disruption associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These potential risks of disruption include, but are not necessarily limited to:

•	pipeline and storage tank leaks and ruptures;

•	explosions and fires;

•	inclement weather and natural disasters;

•	terrorist attacks;

•	failure of mechanical, process safety and pollution control equipment;

•	chemical spills and other discharges or releases of toxic or hazardous substances or gases; and

•	exposure to toxic chemicals.

These hazards could expose employees, customers, the community and others to toxic chemicals and other hazards, contaminate the environment, damage property, result in personal injury or death, lead to an interruption or suspension of operations, damage our reputation and adversely affect the productivity and profitability of a particular manufacturing facility or us as a whole, and result in the need for remediation, governmental enforcement, regulatory shutdowns, the imposition of government fines and penalties and claims brought by governmental entities or third parties. Legal claims and regulatory actions could subject us to both civil and criminal penalties, which could affect our product sales, reputation and profitability. We have comprehensive environmental, health and safety compliance and management systems to prevent potential risks and emergency response and crisis management plans in place to mitigate potential risks.

If disruptions occur, alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production. Each of these scenarios could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at the manufacturing facility may not be able to reach levels achieved prior to the disruption.

Although we maintain property, business interruption, comprehensive general liability, environmental impairment liability and other insurance of the types and in the amounts that we believe are customary for the industry, we may not be fully insured against all potential causes of disruption due to limitations and exclusions in our policies. While the hazards associated with chemical manufacturing have not resulted in incidents that have significantly disrupted our operations or exposed us to significant losses or liabilities since the Acquisition, there can be no assurances we will not suffer such losses in the future.

Any increase in the cost of natural gas or electricity may adversely affect our results of operations.

We use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes. Natural gas prices have experienced significant volatility in the past several years. Wide fluctuations in natural gas prices may result from relatively minor changes in supply and demand, market uncertainty, and other factors, both domestic and foreign, that are beyond our control. In addition, natural gas is often a substitute for petroleum-based energy supplies. Future increases in the price of petroleum (resulting from increased demand, political instability or other factors) may result in significant additional increases in the price of natural gas. In addition, electricity prices are generally affected by increases in the price of petroleum. Any increase in the cost of natural gas or electricity could have a material adverse impact on our financial condition and results of operations.

There is no assurance that we will be able to renew all necessary licenses, certificates, approvals and permits for our operations.

Our operation is subject to various licenses, certificates, approvals and permits in different foreign jurisdictions. There is no assurance that we will be able to renew our licenses, certificates, approvals and permits upon their expiration. The eligibility criteria for such license, certificates, approvals and permits may change from time to time and may become more stringent. In addition, new requirements for licenses, certificates, approvals and permits my come into effect in the future. The introduction of any new and/or more stringent laws, regulation, licenses, certificates, approvals and permits requirements relevant to our business operations may significantly escalate our compliance and maintenance costs or may preclude us to continue with our existing operation or may limit or prohibit us from expanding our business. Any such event may have an adverse effect to our business, financial results and future prospects.

Failure to maintain an effective system of internal controls could adversely impact our ability to both timely and accurately report our financial results.

We have established and maintain internal controls necessary to provide reliable financial results and to assist in the effective prevention of fraud. We have experienced material weaknesses in our internal controls in prior years caused by inadequate internal staffing and skills and inadequate controls over our quarter-end closing processes partially related to our transition from Dow. We remediated our prior material weaknesses as of December 31, 2012 and have no newly identified material weaknesses as of December 31, 2014.

We continue to evaluate and enhance our internal controls over financial reporting, including with respect to our separation from Dow. However, we cannot assure you that any measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential control deficiencies which could materially adversely affect our ability to comply with applicable financial reporting requirements.

Our business involves risk of exposure to product liability claims.

Even though we are generally a materials supplier rather than a manufacturer of finished goods, the development, manufacture and sales of specialty emulsion polymers and plastics by us involve inherent risks of exposure to product liability claims, product recalls and related adverse publicity. While we attempt to protect ourselves from such claims and exposures in our adherence to standards and specifications and contractual negotiations, there can be no assurance that our efforts in this regard will ultimately protect us from any such claims. For instance, a customer may attempt to seek contribution from us due to a product liability claim brought against them by a consumer, or a consumer may bring a product liability claim directly against us. A product liability claim or judgment against us could result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management’s attention from other responsibilities. A successful product liability claim or series of claims against us in excess of our insurance coverage payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations.

The insurance that we maintain may not fully cover all potential exposures.

We maintain insurance typical of similarly situated companies in our industry but such insurance may not cover all risks associated with the operation of our business or our manufacturing process and the related use, storage and transportation of raw materials, products and wastes in or from our manufacturing sites or our distribution centers. While we have purchased what we deem to be adequate limits of coverage and broadly worded policies, our coverage is subject to limitations, including higher self-insured retentions or deductibles and maximum limits and liabilities covered. Notwithstanding diligent efforts to successfully procure specialty coverage for environmental liability and remediation, we may incur losses beyond the limits or outside the terms of coverage of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemicals industry have not been available on commercially acceptable terms or, in some cases, at all. We are potentially at additional risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain.

We are subject to customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.

We are subject to numerous regulations, including customs and international trade laws, export/import control laws, and associated regulations. These laws and regulations limit the countries in which we can do business; the persons or entities with whom we can do business; the products which we can buy or sell; and the terms under which we can do business, including anti-dumping restrictions. In addition, we are subject to antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. If any of these laws or regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and negatively impact results of operations. In addition, in some areas we benefit from certain trade protections, including anti-dumping protection and the European Union’s Authorized Economic Operator program, which provides expedited customs treatment for materials crossing national borders. If we were to lose these protections, our results of operations could be adversely affected.

In addition, changes in statutory minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could negatively impact our profitability.

Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effects on our operations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business.

We are dependent on the continued service and recruitment of key executives, the loss of any of whom could adversely affect our business.

Our performance is substantially dependent on the performance of our senior management team, including Christopher D. Pappas, our President and Chief Executive Officer and John A. Feenan, our Executive Vice President and Chief Financial Officer. We have entered into agreements with each member of our senior management team that restrict their ability to compete with us should they decide to leave our Company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management team will remain with us, or that they will not seek to compete with us in the future. The loss of members of our senior management team or our inability to hire qualified management personnel in a timely manner could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce revenue, or lead to employee morale problems and/or the loss of additional key employees.

Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed are the euro, the British pound, Chinese renminbi, Indian rupee, Korean won, Brazilian real and Swedish krona. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, in particular the euro, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because some of our raw material costs are procured in U.S. dollars rather than on these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

We may engage in strategic acquisitions or dispositions of certain assets and/or businesses that could affect our business, results of operations, financial condition and liquidity.

We may selectively pursue complementary acquisitions and joint ventures, each of which inherently involves a number of risks and presents financial, managerial and operational challenges, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty with integration of personnel and financial and other systems;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.

We may also opportunistically pursue dispositions of certain assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of the credit agreement governing our Revolving Facility and the indenture governing out Senior Notes, we may be required to apply the proceeds of the sale to repay any borrowings under our Revolving Facility or our Senior Notes.

We generally do not have long-term contracts with our customers, and the loss of customers could adversely affect our sales and profitability.

With some exceptions, our business is based primarily upon individual sales orders with our customers. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If multiple customers elected not to purchase products from us, our business prospects, financial condition and results of operations could be adversely affected.

We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.

Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as designed and marketed. A successful claim or series of claims against us could cause reputational harm and have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.

If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements.

Our industry and the end markets into which we sell our products experience periodic technological changes and ongoing product improvements. Our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end markets, and upon our ability to successfully develop, manufacture and market products in such changing end markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with such materials, and our customers may not accept any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

Our business relies on intellectual property and other proprietary information and our failure to adequately protect or effectively enforce our rights could harm our competitive advantages with respect to the manufacturing of some of our products.

Our success depends to a significant degree upon our ability to protect, preserve and enforce our intellectual property and other proprietary information of our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or independently developing intellectual property and other proprietary information that is similar to or competes with ours, particularly in those countries where the laws do not protect proprietary rights to the same degree as in the United States. Any inability by us to effectively prevent the unauthorized use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to initiate litigation to protect our proprietary rights, any proceedings could be burdensome and costly, and we may not prevail.

Any patents we own, or that are exclusively licensed to us, that have been issued or may be issued in the future, may not provide us with any competitive advantage and may be challenged by third parties. Our competitors or others also may seek to oppose or challenge the validity of our pending patent applications or issued patents. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our intellectual property and other proprietary information. Moreover, our competitors may already hold or have applied for patents in the United States or other countries in which we operate that, if enforced following their issuance, could possibly limit our ability to manufacture or sell one or more of our products in the jurisdictions in which such patents are issued. In general, competitors or other parties may, from time to time, assert issued patents or other intellectual property rights against us. If we are legally determined, at some future date, to infringe or violate the intellectual property rights of another party, we may have to pay damages, stop the infringing use, or attempt to obtain a license of such intellectual property from the owner of such intellectual property. With respect to our pending patent applications, we may not be successful in securing patents for the patent claims we are pursuing. Our failure to secure these patents may limit our ability to protect inventions that these applications were intended to cover. In addition, as our patents expire, or are allowed to lapse, in the coming years, we may face increased competition with consequent erosion of profit margins if we are unable to continue to develop innovations for which we are able to secure new patents or we are unable to effectively protect our know how and innovations as trade secrets.

It is our policy to enter into confidentiality agreements with our employees and third parties to protect our confidential proprietary manufacturing know how, technological innovations, proprietary business information and other trade secrets, but our confidentiality agreements could be breached and may not prevent our manufacturing know how and other trade secrets from being misappropriated by others. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing know how. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.

We have registered and applied for registration of certain service marks and trademarks, and will continue to evaluate the registration and maintenance of additional service marks and trademarks. We have registered the trademark TRINSEO™ in countries throughout the world and intend to adopt this trademark as a “house” brand for all of our products in the future, however the timing of this rebranding initiative has not yet been determined and we may be required to make marketing and other expenditures in order to complete this rebranding successfully. The applicable governmental authorities may not approve our pending applications. A failure to obtain, or maintain, trademark registrations in the United States and in other countries could limit our ability to protect and enforce our trademarks and impede our marketing efforts in those jurisdictions. Moreover, third parties may seek to oppose our applications or otherwise challenge the resulting registrations. In the event that any of our trademarks are successfully challenged, we could be forced to rebrand our products or lose product differentiations that our use of the trademarks has created in the marketplace, which could result in loss of brand recognition or customer loyalty or goodwill and could require us to devote resources to advertising and marketing new brands and the development of new products.

We may be unable to determine when third parties are using our intellectual property rights without our authorization, particularly our manufacturing processes. In addition, we cannot be certain that any intellectual property rights that we have licensed to third parties are being used only as authorized by the applicable license agreement. The undetected, unremedied, or unauthorized use of our intellectual property rights or the legitimate development or acquisition of intellectual property that is similar to or competes with ours by third parties could reduce or eliminate the competitive advantage we have as a result of our intellectual property, adversely affecting our financial condition and results of operations.

If we fail to adequately protect our intellectual property and other proprietary information, including our processes, apparatuses, technology, trade secrets, trade names and proprietary manufacturing know how, methods and compounds, through obtaining patent protection, securing trademark registrations and securing our trade secrets through the use of confidentiality agreements of appropriate scope and other means, our competitive advantages over other producers could be materially adversely affected. If we determine to take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention. We may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our financial condition and results of operations.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We continually seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually strive to avoid infringing. Although it is our policy and intention not to infringe valid patents of which we are aware, we cannot provide assurances that our processes and products and other activities do not and will not infringe issued patents (whether present or future) or other intellectual property rights belonging to others, either in the United States or abroad. There nonetheless could be third party patents that cover our products, processes or technologies, and it is possible that we could be liable for infringement of such patents and could be required to take remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products that are found to be infringing. We may also be subject to indemnity claims by our business partners arising out of claims of their alleged infringement of the patents, trademarks and other intellectual property rights of third parties in connection with their use of our products. Intellectual property litigation often is expensive and time-consuming, regardless of the merits of any claim, and our involvement in such litigation could divert our management’s attention from operating our business. If we were to discover that any of our processes, technologies or products infringe the valid intellectual property rights of others, we might determine to obtain licenses from the owners of such rights or to modify our processes or technologies or re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to modify our processes or technologies or re-engineer our products in a manner that is successful in avoiding infringement. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products and could have an adverse effect on our financial condition and results of operations.

Data security breaches could compromise sensitive information related to our business, which could adversely affect our business and our reputation.

Cyber attacks or security breaches could compromise confidential, business critical information or cause a disruption in our operations. We have attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. We face an ever growing risk of attack from outside our organization (including attack by organized crime, so-called “hacktivists,” and state-sponsored actors) using sophisticated technical and non-technical methodologies (including social engineering and “spear phishing” attacks). We also face risks from internal threats to information security, such as from negligent or dishonest employees or consultants. A successful cyber attack or other breach of security could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on our financial results. Furthermore, in addition to using our own systems and infrastructure, we use information systems and infrastructure operated by third party service providers, including Dow. If our third party service providers experience an information security breach, depending on the nature of the breach, it could compromise confidential, business critical information or cause a disruption in our operations.

The labor and employment laws in many jurisdictions in which we operate are more restrictive than in the United States. Additionally, we have unionized employees in the United States who may stage work stoppages. Our relationship with our employees could deteriorate, which could have an adverse effect on our operations.

As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. Approximately 85% of our employees are employed outside of the United States. In certain of those countries, such as the member states of the European Union, labor and employment laws are more restrictive than in the United States. In many jurisdictions, the laws grant significant job protection to employees, which subject us to employment arrangements that are very similar to collective bargaining agreements.

In addition, as of December 31, 2014, approximately 17% of our employees in United States are members of a union and subject to a collective bargaining agreement. We are required to consult with and seek the consent or advice of the unions or works’ councils that represent our employees for certain of our activities. This requirement could have a significant impact on our flexibility in managing costs and responding to market changes. Furthermore, there can be no assurance that we will be able to negotiate labor agreements with our unionized employees in the future on satisfactory terms. If those employees were to engage in a strike, work stoppage or other slowdown, or if any of our other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our financial condition and results of operations.

As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We have significant operations in foreign countries, including manufacturing facilities, R&D facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, 34 manufacturing plants (which include a total of 81 production units) at 26 sites around the world, including in Brazil, Colombia, Germany, The Netherlands, Belgium, Italy, Finland, Sweden, China, South Korea, Indonesia, Japan and Taiwan, in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	uncertainties regarding interpretation and enforcement of laws and regulations;

•	variation in political and economic policy of the local governments and social conditions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	legal restrictions on doing business in or with certain nations, certain parties and/or certain products;

•	foreign currency exchange restrictions and fluctuations; and

•	local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner at each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition and results of operations.

Our operations in developing markets could expose us to political, economic and regulatory risks that are greater than those we may face in established markets. Further, our international operations require us to comply with a number of United States and international regulations. For example, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We operate in some nations that have experienced significant levels of governmental corruption. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on our ability to conduct business in certain foreign jurisdictions or reputational damage, and our results of operations and financial condition could be materially and adversely affected.

Because a significant portion of our operations is conducted through our subsidiaries and joint ventures, we are largely dependent on our receipt of distributions and dividends or other payments from our subsidiaries and joint ventures for cash to fund all of our operations and expenses, including to make future dividend payments, if any.

A significant portion of our operations is conducted through our subsidiaries and joint ventures. As a result, our ability to service our debt or to make future dividend payments, if any, is largely dependent on the earnings of our subsidiaries and joint ventures and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not currently expect to declare or pay dividends on our ordinary shares for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our ordinary shares, the credit agreement governing our Senior Secured Credit Facility and the indenture governing our Senior Notes significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, there may be significant tax and other legal restrictions on the ability of foreign subsidiaries or joint ventures to remit money to us.

Our quarterly results of operations are subject to fluctuations due to the seasonality of our business.

Seasonal changes and weather conditions typically affect the construction and building materials end markets. In particular, sales volumes for construction and building materials generally rise in the warmer months and generally decline during the colder months of fall and winter. Abnormally cold or wet seasons may cause reduced purchases from our construction and building materials customers and, therefore, adversely affect our financial results. However, because seasonal weather patterns are difficult to predict, we cannot accurately estimate fluctuations in our quarterly construction and building materials sales in any given year. Because of the seasonality of our business, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

We have unfunded and underfunded pension plan liabilities. We will require current and future operating cash flow to fund these shortfalls. We have no assurance that we will generate sufficient cash flow to satisfy these obligations.

We maintain defined benefit pension plans covering employees who meet age and service requirements. The majority of these plans are located outside the United States. We have minimum funding requirements for these plans, and may elect to make contributions that do not exceed these minimum requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change in the expected rate of return on plan assets and could result in a shortfall. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2014, we had recorded a total of $34.6 million of goodwill. An adverse change in economic or market conditions, changes in technology, changes in competitive conditions and customer preferences, particularly if such changes have the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill. Any such material charges may negatively impact our operating results.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our cash and cash equivalents, together with cash we expect to generate from operations and availability under our revolving credit facility, provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively.

If we are unable to obtain capital on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, R&D, strategic acquisitions and other general corporate purposes;

•	restrict our ability to introduce new products or exploit business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

Risks Related to our Ordinary Shares

We are a “controlled company” within the meaning of the New York Stock Exchange listing rules and, as a result, we will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

Our Parent continues to control a majority of the voting power of our outstanding equity. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

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

We intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors, our compensation committee will not consist entirely of independent directors and the board committees will not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.

Our board of directors, or Board, has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued ordinary shares, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred equity. Issuances of ordinary shares or voting preferred stock would reduce your influence over matters on which our shareholders vote.

We are a Luxembourg company and, as a result, shareholders may have difficulty effecting service of process or litigation against us or our officers and directors and will not have the same protections afforded to shareholders of a company incorporated in Delaware.

We are organized under the laws of the Grand Duchy of Luxembourg. Many of our assets are located outside the United States and some of our directors and officers named in this prospectus reside outside the United States and most of their assets are located outside the United States. As a result, investors may find it more difficult to effect service of process within the United States upon us or these persons or to enforce outside the United States judgments obtained against us or these persons in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the U.S. federal securities laws. Likewise, it may also be difficult for an investor to enforce in U.S. courts judgments obtained against us or these persons in courts located in jurisdictions outside the United States, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. It may also be difficult for an investor to bring an original action in a Luxembourg court predicated upon the civil liability provisions of the U.S. federal securities laws against us or these persons. Luxembourg law does not recognize a shareholder’s right to bring a derivative action on behalf of a company.

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

Pursuant to Luxembourg corporate law, existing shareholders are generally entitled to preemptive subscription rights in the event of capital increases and issues of shares against cash contributions. However, under our articles of association and shareholder approvals, our board of directors has been authorized to waive, limit or suppress such pre-emptive subscription rights until the fifth anniversary of such authorization and, in the future at a general meeting of our shareholders, our shareholders may renew, expand or amend such authorization, which could result in the extension of such waiver beyond the initial five year period.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate 65 production units at 19 sites around the world. In addition, we source products from another 16 production units at 8 joint venture sites and two production units at a Dow site. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2014.

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Berwyn	USA (PA)	Leased	Global operating headquarters
Hong Kong	Hong Kong	Leased	Administrative office
Horgen	Switzerland	Leased	Administrative office
Midland	USA (MI)	Leased	Administrative office
Sao Paolo	Brazil	Leased	Administrative office

Production Sites
Allyn’s Point*	USA (CT)	Owned	Latex	Latex
Boehlen**	Germany	Leased	Styrene monomer	Styrenics
Dalton	Georgia	Owned	Latex	Latex
Guaruja**	Brazil	Leased	Latex	Latex
Hamina	Finland	Owned	Latex	Latex
Hsinchu	Taiwan	Owned	Compounds and blends	Engineered Polymers
Limao	Brazil	Leased	Compounds and blends	Engineered Polymers
Livorno	Italy	Owned	Latex	Latex
Merak++	Indonesia	Owned	Latex, polystyrene	Latex/Styrenics
Midland**	USA (MI)	Leased	ABS, latex	Latex/Engineered Polymers
Norrkoping	Sweden	Owned	Latex	Latex
Rheinmunster**	Germany	Leased	Latex	Latex
Schkopau**	Germany	Leased	ESBR, SSBR, PBR, polystyrene	Synthetic Rubber/Styrenics
Stade**	Germany	Leased	PC, compounds and blends	Engineered Polymers
Terneuzen**	The Netherlands	Leased	Compounds and blends, Latex, styrene, ABS, Polystyrene	PC, Compounds and Blends
Tessenderlo**	Belgium	Leased	Polystyrene	Styrenics
Tsing Yi+	Hong Kong	Leased	Polystyrene	Styrenics
Ulsan	Korea	Owned	Latex	Latex
Zhangjiagang**	China	Leased	Latex	Latex

R&D Facilities
Samstagern	Switzerland	Leased	Latex	Latex

Joint Ventures
Americas Styrenics
Allyn’s Point	USA (CT)	Leased	Polystyrene	Styrenics
Cartegena	Colombia	Owned	Polystyrene	Styrenics
Hanging Rock	USA (OH)	Leased	Polystyrene	Styrenics
Joliet	USA (IL)	Owned	Polystyrene	Styrenics
Marietta	USA (OH)	Owned	Polystyrene	Styrenics
St. James	USA (LA)	Owned	Styrene Monomer	Styrenics
Torrance	USA (CA)	Leased	Polystyrene	Styrenics

Sumika Styron Polycarbonate Limited
Nihama	Japan	Owned	Polycarbonate	Engineered Polymers

*	Shared site with Americas Styrenics.
**	Facility co-located with Dow facilities under ground lease agreements. Plant facilities are owned by us.
***	Facility co-located with third party facility under a ground lease agreement. Plant facility is owned by us.
+	Facility located on property owned by the applicable government.
++	Facility located on property under certification with right to build.

We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary depending upon product mix and operating conditions.

Our global production facilities are certified to ISO 9001 standards. Our manufacturing facilities have established reliability and maintenance programs and leverage production between sites to maximize efficiency.

All plants have similar layouts, technology and manufacturing processes, based on the product being manufactured. We believe this global uniformity creates a key competitive advantage for us, and helps lower overall operating costs.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares have been listed on the New York Stock Exchange, or NYSE, under the ticker symbol “TSE” since June 12, 2014. Prior to that time there was no public market for our ordinary shares. The closing price of our ordinary shares, as reported by the NYSE, on March 9, 2015 was $18.35. The following table sets forth the high and low sales prices per share of our ordinary shares, as reported by the NYSE, for the full quarterly periods indicated.

	Price Range		Dividends Declared
	High	Low
2014
Quarter ended June 30, 2014(1)	$22.99	$20.00	N/A
Quarter ended September 30, 2014	$21.78	$15.54	N/A
Quarter ended December 31, 2014	$18.84	$11.92	N/A

(1)	Represents period from June 12, 2014, the date of our initial public offering, through the end of the quarter.

Holders

As of March 9, 2015, there were 2 holders of our ordinary shares and approximately 48,769,567 ordinary shares issued and outstanding. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 1,200 beneficial holders.

Dividends

No dividends have been declared on our ordinary shares during the past two fiscal years. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate paying any cash dividends in the foreseeable future. The payment of cash distributions on ordinary shares is restricted under the terms of our Revolving Facility, the indenture governing our Senior Notes and applicable Luxembourg law. Additionally, because we are a holding company, our ability to pay dividends on our ordinary shares is limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our indebtedness and applicable Luxembourg law, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. Further discussion of these restrictions is included in Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2014 with respect to compensation plans under which ordinary shares of the Company may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,472	*	—	4,490,528
Equity compensation plans not approved by security holders	—		—	—

Total	9,472		—	4,490,528

*	Represents restricted stock units that have been granted under the approved Trinseo S.A. 2014 Omnibus Incentive Plan, which will result in the issuance of shares immediately upon vesting.

Performance Graph

The following performance graph reflects the comparative changes in the value from June 12, 2014, the first trading day of our ordinary shares on the NYSE, through December 31, 2014, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our ordinary shares, (2) the S&P 500 Index, and (3) the Dow Jones Chemicals Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Luxembourg Tax Considerations

Tax Regime Applicable to Capital Gains Realized Upon Disposal of Shares

The following is a summary discussion of the material Luxembourg tax considerations of the acquisition, ownership and disposition of your ordinary shares that may be applicable to you if you acquire our ordinary shares. It is not intended to be, nor should it be construed to be, legal or tax advice. This discussion is based on Luxembourg laws and regulations as they stand on the date of this prospectus and is subject to any change in law or regulations or changes in interpretation or application thereof (and which may possibly have a retroactive effect). Prospective investors should therefore consult their own professional advisers as to the effects of state, local or foreign laws and regulations, including Luxembourg tax law and regulations, to which they may be subject. As used herein, a “Luxembourg individual” means an individual resident in Luxembourg who is subject to personal income tax (impôt sur le revenu) on his or her worldwide income from Luxembourg or foreign sources, and a “Luxembourg corporate holder” means a company (that is, a fully taxable collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law) resident in Luxembourg subject to corporate income tax (impôt sur le revenu des collectivités) on its worldwide income from Luxembourg or foreign sources. For purposes of this discussion, Luxembourg individuals and Luxembourg corporate holders are collectively referred to as “Luxembourg Holders.” A “non-Luxembourg Holder” means any investor in shares of Trinseo other than a Luxembourg Holder.

Luxembourg individual holders. For Luxembourg individuals holding (together, directly or indirectly, with his or her spouse or civil partner or underage children) 10% or less of the share capital of Trinseo, capital gains will only be taxable if they are realized on a sale of shares, which takes place before their acquisition or within the first six months following their acquisition. The capital gain or liquidation proceeds will be taxed at progressive income tax rates (ranging from 0 to 43.6% in 2014).

For Luxembourg individuals holding (together with his/her spouse or civil partner and underage children) directly or indirectly more than 10% of the capital of Trinseo, capital gains will be taxable at a special rate, if the disposal or liquidation takes place:

•	within six months from the acquisition, the capital gain or liquidation proceeds will be taxed at progressive income tax rates (currently ranging from 0 to 43.6%).

•	after six months and the shareholding exceeds 10% of the nominal paid up corporate capital, the capital gain or the liquidation proceeds will be taxed at a reduced tax rate (i.e. maximum 21.8% corresponding to half of the investor’s global tax rate). An allowance of EUR 50,000 (doubled for taxpayers filing jointly), available during a ten-year period, is applicable.

Luxembourg corporate holders. Capital gains realized upon the disposal of shares by a Luxembourg corporate holder will in principle be subject to corporate income tax and municipal business tax. The combined applicable rate (including an unemployment fund contribution) is 29.22% for the fiscal year ending 2014 for a Luxembourg corporate holder established in Luxembourg-City. An exemption from such taxes may be available to the Luxembourg corporate holder pursuant to Article 166 of the Luxembourg Income Tax law subject to the fulfillment of the conditions set forth therein. The scope of the capital gains exemption may be limited in the cases provided by the Grand Ducal Decree of December 21, 2001.

Non-Luxembourg Holders

An individual non-Luxembourg Holder of shares (who has no permanent establishment, permanent representative or fixed place of business in Luxembourg to which the shares would be attributable) will only be subject to Luxembourg taxation on capital gains arising upon disposal of such shares if such holder has (together with his or her spouse or civil partner and underage children) directly or indirectly held more than 10% of the capital of Trinseo, at any time during the five years preceding the disposal, and either (i) such holder has been a resident of Luxembourg for tax purposes for at least 15 years and has become a non-resident within the five years preceding the realization of the gain, subject to any applicable tax treaty, or (ii) the disposal of shares occurs within six months from their acquisition (or prior to their actual acquisition), subject to any applicable tax treaty. If we and a U.S. relevant holder are eligible for the benefits of the Convention Between the Government of the Grand Duchy of Luxembourg and the Government of the United States for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (the “Luxembourg-U.S. Treaty”), such U.S. relevant holder generally should not be subject to Luxembourg tax on the gain from the disposal of such shares unless such gain is attributable to a permanent establishment of such U.S. relevant holder in Luxembourg. Subject to any restrictions imposed by the substantially and regularly traded clause in the limitation on benefits article of the Luxembourg-U.S. treaty, we expect to be eligible for the benefits of the Luxembourg-U.S. Treaty.

A corporate non-Luxembourg Holder (that is, a collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law), which has a permanent establishment, a permanent representative or fixed place of business in Luxembourg to which shares would be attributable, will bear corporate income tax and municipal business tax on a gain realized on a disposal of such shares as set forth above for a Luxembourg corporate holder. However, gains realized on the sale of the shares may benefit from the full exemption provided for by Article 166 of the Luxembourg Income Tax Law and by the Grand Ducal Decree of December 21, 2001 subject in each case to fulfillment of the conditions set out therein.

A corporate non-Luxembourg Holder, which has a permanent establishment, permanent representative or fixed place of business in Luxembourg to which the shares would be attributable will not be subject to any Luxembourg tax on a gain realized on a disposal of such shares unless such holder holds, directly or through tax transparent entities, more than 10% of the share capital of Trinseo, and the disposal of shares occurs within six months from their acquisition (or prior to their actual acquisition), subject to any applicable tax treaty. If we and a U.S. corporate holder without a permanent establishment in Luxembourg are eligible for the benefits of the Luxembourg-U.S. Treaty, such U.S. corporate holder generally should not be subject to Luxembourg tax on the gain from the disposal of such shares.

Tax Regime Applicable to Distributions

Withholding Tax. Dividend distributions by Trinseo are subject to a withholding tax of 15%. Distributions by the Company sourced from a reduction of capital as defined in Article 97 (3) of the Luxembourg Income Tax Law including, among others, share premium should not be subject to withholding tax provided that such reduction of capital is motivated by serious business reasons as meant in said provision. We or the applicable paying agent will withhold on a distribution if required by applicable law.

Where a withholding needs to be applied, the rate of the withholding tax may be reduced pursuant to the double tax treaty existing between Luxembourg and the country of residence of the relevant holder, subject to the fulfillment of the conditions set forth therein. If we and a U.S. relevant holder are eligible for the benefits of the Luxembourg-U.S. Treaty, the rate of withholding on distributions generally is 15% or 5% if the U.S. relevant holder is a beneficial owner that owns at least 10% of our voting stock.

No withholding tax applies if the distribution is made to (i) a Luxembourg resident corporate holder (that is, a fully taxable collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law), (ii) a corporation which is resident of a Member State of the European Union and is referred to by article 2 of the Council Directive of July 23, 1990 concerning the common fiscal regime applicable to parent and subsidiary companies of different member states (90/435/EEC), (iii) a corporation or a cooperative resident in Norway, Iceland or Liechtenstein and subject to a tax comparable to corporate income tax as provided by Luxembourg Income Tax Law, (iv) a corporation resident in Switzerland which is subject to corporate income tax in Switzerland without benefiting from an exemption, (v) a corporation subject to a tax comparable to corporate income tax as provided by Luxembourg Income Tax Law which is resident in a country that has concluded a tax treaty with Luxembourg and (vi) a Luxembourg permanent establishment of one of the above-mentioned categories, provided each time that at the date of payment, the holder has held or commits itself to continue to hold directly or through a tax transparent vehicle, during an uninterrupted period of at least twelve months, shares representing at least 10% of the share capital of Trinseo or which had an acquisition price of at least €1,200,000.

Luxembourg Holders

Dividend and liquidation proceeds are in principle taxable at the general income tax rates indicated above. A partial dividend exemption may be available to Luxembourg Holders pursuant to Article 115.15a of the Luxembourg Income Tax law or a full dividend exemption may be available to a Luxembourg corporate holder pursuant to Article 166 of the Luxembourg Income Tax law, subject to the fulfillment of the conditions set forth therein.

Non-Luxembourg Holders

Non-Luxembourg holders of the shares who have neither a permanent establishment, permanent representative nor a fixed place of business Luxembourg to which the shares would be attributable are not liable for any Luxembourg tax on dividends paid on the shares, other than a potential withholding tax as described above.

Net Wealth Tax

Luxembourg Holders.

Luxembourg net wealth tax will not be levied on a Luxembourg Holder with respect to the shares held unless the Luxembourg Holder is an entity subject to net wealth tax in Luxembourg.

Net wealth tax is levied annually at the rate of 0.5% on the net wealth of enterprises resident in Luxembourg, as determined for net wealth tax purposes. The shares may be exempt from net wealth tax subject to the conditions set forth by Article 60 of the Law of October 16, 1934 on the valuation of assets (Bewertungsgesetz), as amended.

Non-Luxembourg Holders

Luxembourg net wealth tax will not be levied on a non-Luxembourg Holder with respect to the shares held unless the shares are attributable to an enterprise or part thereof which is carried on through a permanent establishment or a permanent representative in Luxembourg.

Stamp and Registration Taxes

No registration tax or stamp duty will be payable by a holder of shares in Luxembourg solely upon the disposal of shares or by sale or exchange.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial and operating data and other information. The historical results of operations data for the years ended December 31, 2014, 2013, and 2012, and the historical balance sheet data as of December 31, 2014 and 2013 presented below were derived from our audited consolidated financial statements and the related notes thereto included elsewhere within this Annual Report. The historical results of operations data for the year ended December 31, 2011 and the period from June 17, 2010 through December 31, 2010 and the historical balance sheet data of December 31, 2012, 2011 and 2010 were derived from our successor period audited financial statements and the related notes thereto not included within this Annual Report. The historical results of operations data for the period from January 1, 2010 through June 16, 2010 has been derived from our predecessor period audited financial statements and the related notes thereto for the Styron business not included within this Annual Report.

Our historical results are not necessarily indicative of the results to be expected for any future periods. Our historical financial data and that of the Styron business during the predecessor periods (see footnote 1 below) are not necessarily indicative of our future performance, nor does such data reflect what our financial position and results of operations would have been had we operated as an independent company during those periods.

You should read the information contained in this table in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and the related notes thereto included elsewhere in this Annual Report.

	Successor					Predecessor
	Year Ended December 31,				June 17 through December 31,	January 1 through June 16,
(in millions)	2014	2013	2012	2011	2010(1)	2010
Statement of Operations Data:
Net sales(2)	$5,128.0	$5,307.4	$5,451.9	$6,192.9	$2,876.9	$2,090.1
Cost of sales(2)(3)	4,830.6	4,949.4	5,115.2	5,797.3	2,661.7	1,895.9

Gross profit	297.4	358.0	336.7	395.6	215.2	194.2
Selling, general and administrative expenses	232.6	216.9	182.0	308.6	124.6	64.6
Acquisition-related expenses	—	—	—	—	56.5	—
Equity in earnings of unconsolidated affiliates	47.7	39.1	27.1	23.9	12.6	4.5

Operating income	112.5	180.2	181.8	110.9	46.7	134.1
Interest expense, net(4)	124.9	132.0	110.0	111.4	47.9	—
Loss on extinguishment of long-term debt(5)	7.4	20.7	—	55.7	—	—
Other expense (income), net	27.8	27.9	24.0	(20.1)	(2.3)	7.6

Income (loss) before income taxes	(47.6)	(0.4)	47.8	(36.1)	1.1	126.5
Provision for income taxes	19.7	21.8	17.5	39.8	17.9	53.0

Net income (loss)	$(67.3)	$(22.2)	$30.3	$(75.9)	$(16.8)	$73.5

Weighted Average Shares	43.5	37.3	16.1	0.1	0.2

Net income (loss) per share—basic and diluted	$(1.55)	$(0.60)	$1.88	$(543.95)	$(102.04)

	Successor					Predecessor
	Year Ended December 31,				June 17 through December 31,	January 1 through June 16,
(in millions)	2014	2013	2012	2011	2010(1)	2010
Other Financial Data:
Depreciation and amortization	103.7	95.2	85.6	101.6	61.1	48.4
Capital expenditures, net of subsidy(6)	98.6	54.8	112.4	99.8	7.8	1.4
Balance Sheet Data:
Cash and cash equivalents	$220.8	$196.5	$236.4	$245.3	$148.1
Working capital(7)	748.7	810.2	778.1	765.2	757.1
Total assets	2,356.1	2,574.8	2,665.7	2,576.6	2,676.4
Debt	1,202.2	1,336.4	1,453.6	1,651.4	1,053.6
Total liabilities	2,035.3	2,231.6	2,374.0	2,456.0	1,949.9
Total shareholders’ equity and net parent investment	320.9	343.2	291.7	120.5	726.5

(1)	On June 17, 2010, we acquired 100% of the Styron business from Dow through Trinseo Materials Operating S.C.A., a wholly owned subsidiary, for approximately $1.5 billion plus transaction expenses (the “Acquisition”). The purchase price paid was allocated to the acquired assets and liabilities at fair value. Prior to June 17, 2010, our business was wholly owned by Dow. All periods prior to the Acquisition may be referred to herein as the “Predecessor periods”, while those after the Acquisition may be referred to as “Successor periods”.
(2)	Net sales and cost of sales increase or decrease based on fluctuations in raw material prices. Consistent with industry practice, and as permitted under agreements with many of our customers, raw material price changes are generally passed through to customers by means of corresponding price changes. Prior to June 17, 2010, all inventory sales between the Predecessor and Dow business units are recorded at Dow’s internal manufacturing cost.
(3)	Included in the Predecessor period presented are expenses related to planned major maintenance activities or turnaround activities. The Predecessor period presented represent the financial results of the Styron business prior to the Acquisition and were derived from the consolidated financial statements and accounting records of Dow, which elected the direct expensing method for the treatment of turnaround activities. This included $14.2 million of turnaround activities during the Predecessor period from January 1 through June 16, 2010. As disclosed in our significant accounting policies, during all Successor periods presented, we elected to capitalize qualified turnaround activities and amortize those costs over the period to the next scheduled turnaround date, consistent with the deferral method of accounting. We incurred $2.9 million, $2.3 million, $5.5 million and $15.3 million in turnaround activities during the years ended December 31, 2014, 2013, 2012, and 2011, respectively. No such turnaround activities were directly incurred by us in the Successor period ended December 31, 2010.
(4)	In the Predecessor period, interest expense was not allocated to the Styron business as no debt was allocated.
(5)	For the year ended December 31, 2014, the loss on extinguishment of debt related to the July 2014 redemption of $132.5 million in aggregate principal amount of the Senior Notes, using of portion of the proceeds from our initial public offering. For the year ended December 31, 2013, the loss on extinguishment of debt related to the January 2013 amendment of our Senior Secured Credit Facility and repayment of $1,239.0 million of outstanding Term Loans. For the year ended December 31, 2011, the loss on extinguishment of debt related to the February 2, 2011 amendment of our Senior Secured Credit Facility.
(6)	Represents capital expenditures, net of government subsidies received for SSBR expansion of $18.8 million and $6.1 million for the years ended December 31, 2013 and 2012, respectively. No government subsidies were received in the years ended December 31, 2014 and 2011, in the Successor periods from June 17, 2010 through December 31, 2010, or the Predecessor period from January 1 through June 16, 2010. For the year ended December 31, 2014, capital expenditures include approximately $26.1 million for the reacquisition of production capacity rights at the Company’s rubber production facility in Schkopau, Germany.
(7)	Working capital is defined as current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with Item 6—“Selected Financial Data” and the audited consolidated financial statements and the accompanying notes thereto, included elsewhere within this Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere within this Annual Report, particularly in Item 1A—“Risk Factors.”

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

We operate in four reporting segments under two business units. Our Emulsion Polymers business unit includes our Latex reporting segment and our Synthetic Rubber reporting segment. Our Plastics business unit includes our Styrenics reporting segment and our Engineered Polymers reporting segment. In October 2014, we announced that, effective January 1, 2015, we will be changing our four reporting segments to Latex, Synthetic Rubber, Performance Plastics (including compounds and blends and polypropylene compounds), and Basic Plastics and Feedstocks (including polystyrene, ABS, SAN, and PC).

We have significant manufacturing and production operations around the world, which allows us to serve our global customer base. As of December 31, 2014, our production facilities included 34 manufacturing plants (which included a total of 81 production units) at 26 sites across 14 countries, including joint ventures and contract manufacturers. Our manufacturing locations include sites in high-growth emerging markets such as China, Indonesia and Brazil. Additionally, as of December 31, 2014 we operated 11 R&D facilities globally, including mini plants, development centers and pilot coaters, which we believe are critical to our global presence and innovation capabilities.

For the years ended December 31, 2014, 2013, and 2012, we generated approximately $5.1 billion in net sales and $67.3 million in net losses, $5.3 billion in net sales and $22.2 million in net losses, and $5.5 billion in net sales and $30.3 million in net income, respectively.

Industry Trends

We believe demand for our products is strongly correlated to growth in our customers’ end markets, which are expected to grow along with anticipated rising gross domestic product and industrial production. We believe growth in our markets is supported by improving living standards in emerging markets, the globalization of automotive platforms, improving fuel efficiency and the increasing demand for light-weight materials and upgraded automotive interior materials as well as wide-spread growth in the need for high performance lightweight materials for the electronics industry. We believe we are well-positioned to take advantage of these trends. For example, improving living standards are driving demand for coated paper in emerging markets, particularly in China. We have a leading SB latex position in China. As another example, we are following our current automotive customers to emerging markets with plans to supply them locally as part of their strategy to globalize automotive car platforms. In addition, in synthetic rubber, increasing fuel efficiency regulation is driving demand for SSBR, a key material for high-performance tires. We have a leading European market position in advanced SSBR, and have recently expanded capacity at our Schkopau, Germany facility.

We believe our business will continue to benefit from improving market dynamics in our industry. Over the last few years, companies have rationalized higher-cost capacity in many of our key product lines and there have been a number of consolidation activities, both in emulsion polymers and in plastics. We believe that our markets will continue to experience a long-term trend towards consolidation which will create opportunities for our business given our scale and geographic reach. Developments in the market for certain of our raw materials have a substantial impact on our business.

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

Also in April 2014, the Company announced plans for the conversion of our Ni-PBR production train in Schkopau, Germany, to neodymium polybutadiene rubber (“Nd-PBR”), which we expect to be completed and operational in the fourth quarter of 2015. Nd-PBR is a synthetic rubber used mainly in the production of tires as well as in a variety of other applications such as industrial rubber goods and polymer modification. Nd-PBR in ultra-high performance tires allows for the increase of elasticity, endurance and durability which results in improved rolling resistance in tires. The Nd-PBR conversion will allow us to further grow our rubber business and broaden our product range.

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

Factors Affecting Our Operating Results

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Net Sales

We generate revenue from the sale of our products across all major geographic areas. Our net sales include total sales less estimates for returns and price allowances. Price allowances include discounts for prompt payment as well as volume-based incentives.

Our overall net sales are generally impacted by the following factors:

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	fluctuations in raw material input costs and our ability to pass those on to customers, including the effects of a generally 30 to 60-day delay (or greater) in changes to our product prices in our Latex segment, Synthetic Rubber segment, and parts of our Plastics division following changes to the relevant raw material prices affect our sales margins;

•	underlying growth in one or more of our core end markets, either worldwide or in particular geographies in which we operate;

•	changes in the level of competition faced by our products, including the substitution by customers of alternative products to ours and the launch of new products by competitors;

•	the type of products used within existing customer applications, or the development of new applications requiring products similar to ours;

•	the “mix” of products sold, including the proportion of new or improved products and their pricing relative to existing products;

•	changes in product sales prices (including volume discounts and cash discounts for prompt payment);

•	our ability to successfully develop and launch new products and applications; and

•	fluctuations in foreign exchange rates.

While the factors described above impact net sales in each of our segments, the impact of these factors can differ for each segment, as described below. For more information about risks relating to our business refer to Item 1A—Risk Factors.

Cost of Sales

Our cost of sales consists principally of the following:

•	Production Materials Costs. The costs of the materials we use in production are the largest element of our overall cost of sales. We seek to use our substantial volumes and global geographic scope to obtain the most favorable terms we can, but our production material costs are affected by global and local market conditions.

•	Employee Costs. These employee costs include the salary costs and benefit charges for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as production volumes increase, but may decline as a percent of net sales as a result of economies of scale associated with higher production volumes.

•	Sustaining Engineering Activity Costs. These costs relate to modifications of existing products for use by new customers in familiar applications.

•	Depreciation and Amortization Expense. Property, plant, equipment and definite-lived intangible assets are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Property, plant and equipment, including leasehold interests, and intangible assets acquired through the Acquisition were recorded at fair value on the acquisition date, resulting in a new cost basis for accounting purposes.

•	Other. Our remaining cost of sales consists of:

•	customer-related development costs;

•	freight costs;

•	warehousing expenses;

•	purchasing costs; and

•	other general manufacturing expenses, such as expenses for utilities and energy consumption.

The main factors that influence our cost of sales as a percent of net sales include:

•	changes in the price of raw materials, and timing of corresponding price changes to our customers, which impact our sales margins;

•	production volumes;

•	the implementation of cost control measures aimed at improving productivity, reductions of fixed production costs, refinements in inventory management and purchasing cost of raw materials; and

•	the impact of FIFO method inventory treatment.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expense consists of all expenditures incurred in connection with the sale and marketing of our products, as well as administrative overhead costs, including:

•	salary and benefit costs for sales personnel and administrative staff, including stock-based compensation expense. Expenses relating to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume;

•	other administrative expenses, including expenses related to logistics, information systems and legal and accounting services;

•	general advertising expenses;

•	research and development expenses; and

•	other selling expenses, such as expenses incurred in connection with travel and communications.

Changes in SG&A expense as a percent of net sales have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher sales;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to the allowance for doubtful accounts; and

•	the implementation of cost control measures aimed at improving productivity.

Interest Expense, Net

Interest expense, net consists primarily of interest expense on institutional borrowings and other financing obligations and changes in fair value of interest rate derivative instruments, when outstanding. Interest expense, net also includes the amortization of deferred financing fees and debt discount associated with our financing agreements offset by interest income primarily associated with cash-on-hand. Factors affecting interest expense include fluctuations in the market interest rate, our borrowing activities and our outstanding debt balances.

Provision for Income Taxes

We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, the impact of acquisition accounting, changes to the debt and equity capitalization of our subsidiaries, and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and the Company as a whole.

Results of Operations

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
(in millions)	2014	2013	2012
Net sales	$5,128.0	$5,307.4	$5,451.9
Cost of sales	4,830.6	4,949.4	5,115.2

Gross profit	297.4	358.0	336.7
Selling, general and administrative expenses	232.6	216.9	182.0
Equity in earnings of unconsolidated affiliates	47.7	39.1	27.1

Operating income	112.5	180.2	181.8
Interest expense, net	124.9	132.0	110.0
Loss on extinguishment of long-term debt	7.4	20.7	—
Other expense, net	27.8	27.9	24.0

Income (loss) before income taxes	(47.6)	(0.4)	47.8
Provision for income taxes	19.7	21.8	17.5

Net income (loss)	$(67.3)	$(22.2)	$30.3

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.2%	93.3%	93.8%

Gross profit	5.8%	6.7%	6.2%
Selling, general and administrative expenses	4.5%	4.1%	3.3%
Equity in earnings of unconsolidated affiliates	0.9%	0.7%	0.5%

Operating income	2.2%	3.3%	3.4%
Interest expense, net	2.4%	2.5%	2.0%
Loss on extinguishment of long-term debt	0.1%	0.4%	0.0%
Other expense, net	0.5%	0.5%	0.4%

Income (loss) before income taxes	(0.8)%	(0.1)%	1.0%
Provision for income taxes	0.4%	0.4%	0.3%

Net income (loss)	(1.2)%	(0.5)%	0.7%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Sales

Net sales for 2014 decreased by $179.4 million, or 3.4%, to $5,128.0 million from $5,307.4 million in 2013. Of the 3.4% decrease in net sales, 4.3% was due to lower selling prices, which was partially offset by a favorable currency impact of approximately 0.3% as the U.S. dollar weakened compared to the euro and a 0.5% increase in sales volume driven by the Synthetic Rubber segment. The overall decrease in selling prices was primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and styrene monomer to our Styrenics and Latex customers.

Cost of Sales

Cost of sales for 2014 decreased by $118.8 million, or 2.4%, to $4,830.6 million from $4,949.4 million in 2013. Of the 2.4% decrease, 0.7% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 2.0% decrease was due to volume mix, as we had a decrease in higher cost products partially offsetting the increase in lower cost products. These decreases were partially offset by an unfavorable currency impact of approximately 0.3% due to the weakening of the U.S. dollar compared to the euro.

Gross Profit

Gross profit for 2014 decreased by $60.6 million, or 16.9%, to $297.4 million from $358.0 million in 2013. The decrease was primarily attributable to lower margins in the Styrenics segment, driven by a reduction in the spread on styrene monomer production compared to the prior year. This decrease was partially offset by higher volume and margins in Synthetic Rubber.

Selling, General and Administrative Expenses

SG&A expenses for 2014 increased by $15.7 million, or 7.2%, to $232.6 million from $216.9 million in 2013. The increase in SG&A expenses was primarily due to $23.3 million in termination fees paid related to the Advisory Agreement with Bain Capital which terminated upon consummation of the initial public offering, or IPO, on June 17, 2014, and $10.1 million of accelerated depreciation and decommissioning charges incurred in connection with the restructuring of part of our Engineered Polymers business to exit the commodity market for polycarbonate in North America. These increases were partially offset by higher restructuring charges incurred during the year ended December 31, 2013 of approximately $10.8 million related to the shutdown of our latex facility in Altona, Australia compared to charges of $2.8 million in 2014 for this shutdown, as well as a non-recurring charge in 2013 of $9.2 million from the impairment of fixed assets at our polycarbonate manufacturing plant in Stade, Germany. Other offsetting decreases in expenses included incentive compensation and other normal operating costs. The above one-time charges are discussed in further detail in our notes to the consolidated financial statements.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for 2014 was $47.7 million compared to equity in earnings of $39.1 million for 2013. AmSty equity earnings increased to $50.3 million in 2014 from $39.4 million in 2013, due to stronger operating performance driven by improved market conditions. These increased earnings were offset by reductions in the equity earnings of Sumika Styron which decreased to equity in net losses of $2.5 million in 2014 from equity in net losses of $0.3 million in 2013.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2014 was $124.9 million compared to $132.0 million for the year ended December 31, 2013. The decrease of $7.1 million is primarily attributable to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014 as well as lower average borrowings and outstanding principal balances on both the Revolving Facility and the Accounts Receivable Securitization Facility during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $7.4 million for the year ended December 31, 2014, related to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014, using proceeds from the Company’s IPO. This loss was comprised of a $4.0 million call premium and a $3.4 million write-off of related unamortized debt issuance costs.

Loss on extinguishment of debt was $20.7 million for the year ended December 31, 2013, related to the extinguishment of our $1,239.0 million Term Loans under our Senior Secured Credit Facility, which was comprised of the write-off of existing unamortized deferred financing fees and original issue discount attributable to the Term Loans totaling $14.4 million and $6.3 million, respectively.

Other Expense, net

Other expense, net for the year ended December 31, 2014 was $27.8 million, which included a $32.5 million payment made to Dow in connection with the termination of the Latex JV Option Agreement (see Note 18 in the consolidated financial statements), slightly offset by net foreign exchange transaction gains of $4.2 million and other income.

During the year ended December 31, 2014, the Company recorded foreign exchange transaction gains of $32.4 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the period. Separately, beginning in the third quarter of 2014, the Company entered into foreign exchange forward contracts and recorded related losses of approximately $28.2 million, largely offsetting the above described gains.

Other expense, net for the year ended December 31, 2013 was $27.9 million, which consisted primarily of a $4.2 million loss on the sale of our Styrenics expandable polystyrene (“EPS”) business and $18.9 million foreign exchange transaction losses primarily driven by the remeasurement of our euro payables to the U.S. dollar. The remaining other expenses, net include value-added taxes of approximately $2.5 million and other expenses.

Provision for Income Taxes

Provision for income taxes for 2014 totaled $19.7 million resulting in a negative effective tax rate of 41.4%. Provision for income taxes for 2013 totaled $21.8 million resulting in a negative effective tax rate of 5,921.0%.

The decrease in provision for income taxes was driven by a reduction in income before taxes, from $0.4 million of loss for the year ended December 31, 2013 to $47.6 million of loss for the year ended December 31, 2014. This decrease in the provision for income taxes was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, where the statutory income tax rate is lower than the U.S. statutory income tax rate.

Although the Company had losses before income taxes of $47.6 million for the year ended December 31, 2014, approximately $134.1 million of losses were generated primarily within our holding companies incorporated in Luxembourg, which did not provide a tax benefit to the Company and therefore unfavorably impacted the effective tax rate during the period. Included in these losses were non-deductible interest and stock-based compensation expenses, as well as certain one-time non-deductible expenses, such as a $32.5 million charge related to an agreement with Dow to terminate the Latex JV Option Agreement and approximately $18.6 million of fees related to the termination of the Advisory Agreement with Bain Capital (see Note 18 in the consolidated financial statements). Comparatively, the effective income tax rate for the year ended December 31, 2013 was impacted by losses of $97.2 million which were generated primarily in within our holding companies incorporated in Luxembourg, related to non-deductible interest and stock-based compensation expense.

Partially offsetting this unfavorable impact to the effective tax rate was a tax benefit recognized during the year ended December 31, 2014, as the Company effectively settled its 2010 and 2011 audits with the IRS and received a refund of $3.2 million in July 2014. As a result, the Company recorded a previously unrecognized tax benefit in the amount of $2.7 million, including penalties and interest, relating to its 2011 tax return filing. No similar tax benefits were recorded for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Sales

Net sales for 2013 decreased by $144.5 million, or 2.7%, to $5,307.4 million from $5,451.9 million in 2012. Of the 2.7% decrease in net sales, 1.5% was due to lower sales volume and 2.8% was due to lower selling prices, which were offset by a 1.6% increase in sales due to favorable currency impact as the U.S. dollar weakened compared to the euro. The overall decrease in sales volume was primarily due to lower volumes in the Styrenics and Latex segments. The lower demand in Styrenics was largely driven by increases in the selling price of our polystyrene products due to the pass through of price increases of our key raw material (styrene monomer) while Latex was driven by lower demand in the Europe and Asia paper markets. These were partially offset by higher sales volume in the Synthetic Rubber segment due to the SSBR capacity expansion. The overall decrease in selling price was due to the contractual pass through of lower butadiene cost in the Latex and Synthetic Rubber segments.

Cost of Sales

Cost of sales for 2013 decreased by $165.8 million, or 3.2%, to $4,949.4 million from $5,115.2 million in 2012. Of the 3.2% decrease, 1.9% was primarily attributable to lower sales volume and 3.2% was due to lower raw materials costs, primarily butadiene with some offset from higher styrene related costs. These decreases were partially offset by an unfavorable currency impact of approximately 1.6% and the remaining variance was due to increases in other manufacturing costs. The unfavorable currency impact was due to the U.S. dollar weakening as compared to the euro.

Gross Profit

Gross profit for 2013 increased by $21.3 million, or 6.3%, to $358.0 million from $336.7 million in 2012. The increase was primarily attributable to higher margin in the Styrenics segment, with lower raw material cost, margin improvement initiatives, and improved market dynamics, as well as new business from the SSBR expansion.

Selling, General and Administrative Expenses

SG&A expenses for 2013 increased by $34.9 million, or 19.2%, to $216.9 million from $182.0 million in 2012. The increase in SG&A expenses were primarily due to: i) $10.8 million restructuring expenses incurred during 2013 in connection with the closure of our latex manufacturing facility in Altona, Australia, which includes impairment of property, plant and equipment, termination benefits and contract termination costs; ii) a one-time charge of $9.2 million representing impairment of fixed assets at our polycarbonate manufacturing plant in Stade, Germany; and iii) $9.3 million of pension costs including a $2.1 million curtailment charge. These charges are discussed in further detail in our notes to the consolidated financial statements.

The remaining increases in our SG&A expenses were due to higher performance incentive compensation costs, general severance, and the impact of annual salary increases totaling $12.0 million, plus an unfavorable currency impact of approximately $2.6 million as the U.S. dollar weakened compared to the euro. Also, during 2012, we recorded an adjustment to reduce stock-based compensation expense by approximately $2.5 million relating to the correction of prior period grant date fair values of time-based and performance-based restricted stock awards. No similar adjustments occurred in 2013.

These increases were offset by approximately $7.5 million of special termination benefit charges incurred in 2012 and a $3.0 million benefit from a change in the estimate for our allowance for doubtful accounts in 2013.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for 2013 was $39.1 million compared to equity in earnings of $27.1 million for 2012. AmSty equity earnings increased to $39.4 million in 2013 from $27.0 million in 2012, due to stronger operating performance driven by improved market conditions. Sumika Styron equity earnings decreased to equity in net losses of $0.3 million in 2013 from equity earnings of $0.1 million in 2012.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2013 was $132.0 million compared to $110.0 million for the year ended December 31, 2012. The increase of $22.0 million was attributable to the higher outstanding principal and interest rate on the Senior Notes which bear an interest rate of 8.75% compared to 6.0% interest rate on the Term Loans for the comparative period in 2012. The Term Loans were repaid in January 2013 with the issuance of the Senior Notes. This increase was slightly offset by a decrease in interest expense from our Revolving Facility due to lower borrowings in 2013 compared to prior year.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of debt was $20.7 million for the year ended December 31, 2013 related to the extinguishment of our $1,239.0 million Term Loans under our Senior Secured Credit Facility, which was comprised of the write-off of existing unamortized deferred financing fees and original issue discount attributable to the Term Loans totaling $14.4 million and $6.3 million, respectively. There was no loss on extinguishment of debt recognized during the year ended December 31, 2012.

Other Expense, net

Other expense, net for the year ended December 31, 2013 was $27.9 million, which consisted primarily of a $4.2 million loss on the sale of our Styrenics Expandable Polystyrene, or EPS, business and $18.9 million foreign exchange transaction losses primarily driven by the remeasurement of our euro payables to the U.S. dollar. The remaining other expenses, net include value-added taxes of approximately $2.5 million and other expense.

Other expense, net for the year ended December 31, 2012 was $24.0 million and included foreign exchange transaction losses of $22.8 million, which were primarily driven by the remeasurement of our euro payables to the U.S. dollar as well as unrealized losses on our foreign exchange forward contracts of approximately $3.8 million. In addition, we incurred approximately $2.3 million of third-party fees associated with the 2012 Amendment of our Senior Secured Credit Facility.

Provision for Income Taxes

Provision for income taxes for 2013 totaled $21.8 million resulting in a negative effective tax rate of 5,921.0%. Provision for income taxes for 2012 totaled $17.5 million resulting in an effective tax rate of 36.6%.

The 2013 effective tax rate was unfavorably impacted by non-deductible interest and stock-based compensation expenses, resulting in an unfavorable difference of $8.4 million from the U.S. statutory rate. Our effective tax rate was further impacted by the tax effect of losses of $16.4 million incurred in jurisdictions such as Australia, Brazil, and Luxembourg which did not provide a tax benefit to us due to valuation allowances.

Offsetting these unfavorable impacts were lower tax expenses of $17.3 million from Switzerland and Hong Kong, where the statutory income tax rate is lower than the U.S. statutory rate. In addition, in 2013, we received a non-taxable government subsidy of $12.2 million related to our capital expansion project at our rubber facility in Schkopau, Germany, which provided a favorable difference of $4.2 million from the U.S. statutory rate.

The increase from 2012 in provision for income taxes was primarily due to net loss before income tax in jurisdictions outside the United States of $25.6 million. Of this loss, $65.0 million was generated from our subsidiaries in Australia and Luxembourg where we either do not receive a benefit from certain shareholder expenses or we have valuation allowances. In 2012, losses from these jurisdictions were $24.8 million. The increased losses from Australia and Luxembourg are primarily due to restructuring charges incurred in connection with the shutdown of our latex manufacturing plant in Altona, Australia and a portion of increased interest expense from the issuance of our Senior Notes in January 2013. We also have an additional valuation allowance of $3.1 million recorded in Singapore and Brazil which were previously not provided for, noting that in 2012 we were favorably impacted by a release of valuation allowances of $14.4 million in Hong Kong and China.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

(in millions)	Year Ended December 31,
	2014	2013	2012
Net sales(1)
Latex segment	$1,261.1	$1,341.4	$1,545.1
Synthetic Rubber segment	634.0	622.1	701.9
Styrenics segment	2,197.1	2,305.4	2,149.2
Engineered Polymers segment	1,035.8	1,038.5	1,055.7
Corporate unallocated(2)	—	—	—

Total	$5,128.0	$5,307.4	$5,451.9

EBITDA(3)
Latex segment	$94.0	$95.4	$125.5
Synthetic Rubber segment	137.0	113.5	111.1
Styrenics segment	87.5	160.7	82.9
Engineered Polymers segment	5.8	(9.1)	31.5
Corporate unallocated(2)	(143.3)	(133.7)	(107.6)

Total	$181.0	$226.8	$243.4

	Year Ended December 31,
	2014	2013	2012
Net sales(1)
Latex segment	24.6%	25.3%	28.3%
Synthetic Rubber segment	12.4%	11.7%	12.9%
Styrenics segment	42.8%	43.4%	39.4%
Engineered Polymers segment	20.2%	19.6%	19.4%
Corporate unallocated(2)	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

EBITDA(3)
Latex segment	7.5%	7.1%	8.1%
Synthetic Rubber segment	21.6%	18.2%	15.8%
Styrenics segment	4.0%	7.0%	3.9%
Engineered Polymers segment	0.6%	(0.9)%	3.0%
Corporate unallocated(2)	(2.8)%	(2.5)%	(2.0)%

Total	3.5%	4.3%	4.5%

(1)	Inter-segment sales have been eliminated.
(2)	Corporate unallocated includes corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses. Percentages for corporate unallocated are based on total sales.

(3)	EBITDA is a non-GAAP financial measure that we refer to in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. We present EBITDA because we believe that it is useful for investors to analyze disclosures of our operating results on the same basis as that used by our management. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (such as interest expense), asset base (such as depreciation and amortization) and tax structure. See a reconciliation of net income (loss) to EBITDA below:

(in millions)	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(67.3)	$(22.2)	$30.3
Interest expense, net	124.9	132.0	110.0
Provision for income taxes	19.7	21.8	17.5
Depreciation and amortization	103.7	95.2	85.6

EBITDA	$181.0	$226.8	$243.4

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

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe and the #2 position in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. In 2014, approximately half of our Latex segment’s sales were generated in Europe, 25% were generated in the United States, and the majority of the remaining net sales were in Asia.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net sales for 2014 decreased by $80.3 million, or 6.0%, to $1,261.1 million from $1,341.4 million for 2013. Of the 6.0% decrease in net sales, 4.9% was due to lower selling prices primarily from the pass through of lower butadiene and styrene cost and 1.3% from lower sales volume driven by lower sales to the Europe and North America paper markets, partially offset by higher sales to the Asia paper market as well as to the global flooring and performance latex markets. There was also a 0.2% favorable currency impact in 2014 compared to the prior year as the U.S. dollar weakened compared to the euro.

EBITDA for 2014 decreased by $1.4 million, or 1.5%, to $94.0 million from $95.4 million in 2013. Of this decrease, 10.1% was driven by lower sales volume and margins due to lower demand and continued increases in competition in coated paper markets. These decreases were partially offset by a decrease in non-recurring restructuring related charges of $8.0 million from 2013 (see Note 20 in the consolidated financial statements) in connection with the closure of the latex plant in Australia.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net sales for 2013 decreased by $203.7 million, or 13.2%, to $1,341.4 million from $1,545.1 million for 2012. Of the 13.2% decrease in net sales, approximately 9.6% was due to lower selling prices primarily from the pass through of lower butadiene cost as well as increased competition in the Europe and Asia paper markets.

Lower sales volume, approximately 4.7% of the total impact, was primarily driven by lower demand and increasing competition in the Europe and Asia paper markets. These decreases were partially offset by a 1.1% favorable currency impact as the U.S. dollar weakened compared to the euro.

EBITDA for 2013 decreased by $30.1 million, or 24.0%, to $95.4 million from $125.5 million in 2012. Of this decrease, 16.5% was driven by lower sales volume and margins due to lower demand and continued increases in competition in the Europe and Asia paper markets. An additional 8.6% of the decrease relates to restructuring charges of $10.8 million recorded in 2013 in connection with the closure of the latex plant in Australia.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While 100% of our sales were generated in Europe in 2014, approximately 15% of these net sales were exported to Asia, 9% to Latin America and 8% to North America.

We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR and Li-PBR, while also producing core products, such as ESBR and Ni-PBR. Our synthetic rubber products are extensively used in tires, with approximately 85% of our net sales from this segment in 2014 attributable to the tire market. We estimate that three quarters of these sales relate to replacement tires. We have strong relationships with many of the top global tire manufacturers and believe we have remained a supplier of choice as a result of our broad rubber portfolio and ability to offer technologically differentiated product and product customization capabilities. Other applications for our synthetic rubber products include polymer modification and technical rubber goods.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales for 2014 increased by $11.9 million, or 1.9%, to $634.0 million from $622.1 million in 2013. Of the 1.9% increase in net sales, 8.6% was due to an increase in sales volume resulting from higher sales of SSBR to tire producers, and 0.6% was due to a favorable currency impact as the U.S dollar weakened compared to the euro. These increases were partially offset by lower selling prices due to the pass through of lower butadiene costs to customers, which decreased net sales by approximately 7.2%.

EBITDA for 2014 increased by $23.5 million, or 20.7%, to $137.0 million from $113.5 million for 2013. Higher volume, driven by higher SSBR sales, and margin, driven by favorable raw material cost timing, increased EBITDA by approximately 28.0%. In addition, currency had a favorable impact of approximately 0.5% as the U.S. dollar weakened compared to the euro. These increases were partially offset by higher fixed costs, which decreased EBITDA by approximately 7.6%, driven by a lower level of fixed cost absorption.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net sales for 2013 decreased by $79.8 million, or 11.4%, to $622.1 million from $701.9 million in 2012. Of the 11.4% decrease in net sales, 18.2%, net of an approximately 1.8% favorable currency impact as the U.S. dollar weakened compared to the euro, was due to lower selling prices mostly from lower butadiene costs passed through to customers and some reduction in selling prices due to weakened economic conditions in the tire market. The decrease was partially offset by an increase in sales volume of approximately 6.8% due to the SSBR capacity expansion completed in the fourth quarter of 2012 and lower sales in the second quarter of 2012 due to the scheduled plant turnaround.

EBITDA for 2013 increased by $2.4 million, or 2.2%, to $113.5 million from $111.1 million for 2012. Higher volume, from the SSBR expansion with some offset from a weaker tire market, contributed a 29.0% increase in EBITDA and a slightly favorable currency impact, as the U.S. dollar weakened compared to the euro, contributed 2.1%. These increases were offset by lower margins, driven by weaker tire market conditions and less favorable timing of contractual pass through of raw material prices, and higher fixed costs, due to SSBR capacity expansions, which contributed to a 28.9% decrease in EBITDA from 2012.

Styrenics Segment

Our Styrenics segment includes polystyrene, ABS and SAN products, as well as our internal production and sourcing of styrene monomer, a raw material common in SB latex, synthetic rubber and styrenics products. We are a leading producer of polystyrene and mass ABS, or mABS, where we focus our efforts on differentiated applications such as the liners and encasements of appliances and consumer electronics including smartphones and tablets. Within these applications, we have worked collaboratively with customers to develop more advanced grades of plastics such as our HIPS and mABS products. For example, we work with appliance manufacturers around the world to develop improved environmental stress crack resistant products and with our construction sheet customers on smooth ABS. These products offer superior properties, such as rigidity, insulation and colorability, and, in some cases, an improved environmental footprint compared to general purpose polystyrene or emulsion ABS. Our Styrenics segment also serves the packaging and construction end-markets, where we have launched a new general purpose polystyrene product for improved performance in foam insulation applications.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales for 2014 decreased by $108.3 million, or 4.7%, to $2,197.1 million from $2,305.4 million in 2013. Of the 4.7% decrease in net sales, 4.6% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers and approximately 0.5% was due to a decrease in sales volume. These decreases were partially offset by a 0.4% favorable currency impact to our net sales as the U.S. dollar weakened compared to the euro.

EBITDA for 2014 decreased by $73.2 million, or 45.6%, to $87.5 million from $160.7 million in 2013. Of the 45.6% decrease, 51.8% was driven by lower margins due mainly to a reduction in the spread on styrene monomer production margins compared to the prior year. Also contributing to the decrease was a 7.2% reduction in sales volume, driven by lower sales in Europe and Asia polystyrene, which includes impacts from customer destocking in the latter half of the year with decreasing prices. These impacts were partially offset by a 3.7% increase in EBITDA due to lower fixed costs, as well as a 6.7% increase due to equity earnings from our AmSty joint venture, which increased $10.9 million compared to the prior year.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net sales for 2013 increased by $156.2 million, or 7.3%, to $2,305.4 million from $2,149.2 million in 2012. Of the 7.3% increase in net sales, 7.4% was driven by increases in selling prices due to higher styrene monomer prices, as well as actions to increase selling prices to improve margins. Also, the weakening of the U.S. dollar compared to the euro had a favorable impact to our net sales of approximately 1.9%. These increases were partially offset by a 2.0% decrease in sales volume with half of that net impact attributable to the divestiture of our EPS business to Ravago and the remainder driven by customers’ inventory optimization efforts, as a result of price increases in styrene monomer.

EBITDA for 2013 increased by $77.8 million, or 93.8%, to $160.7 million from $82.9 million in 2012. This increase is attributable mainly to higher margins in styrene monomer production, margin improvement initiatives, and more favorable industry dynamics with lower supply in Europe which contributed to a combined 92.9% increase in EBITDA from 2012. Also, the weakening of the U.S. dollar compared to the euro had a net favorable currency impact of approximately 3.7%. These increases were slightly offset by decreases of approximately 7.3% due to lower volume and 5.1% due to the $4.2 million loss on sale of the EPS business completed in September 2013.

Engineered Polymers Segment

We are a leading producer of engineered polymers. Our products are predominantly used in the automotive, consumer electronics, construction, and medical device markets. We are focused on differentiated products which we produce in our polymer and compounds and blends manufacturing facilities located across Europe,

Asia, North America and Latin America. We believe that the strategic locations of these facilities combined with close customer collaboration offers us a strategic advantage in serving our customers. Many of our PC products and more than half of our compounds and blends products are differentiated, based on their physical properties, performance and aesthetic advantages. Our history of innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We have established a strong market presence in the global automotive and electronics sector, targeting both component suppliers and final product manufacturers. Our Engineered Polymers segment also compounds and blends our PC and mABS plastics into differentiated products for customers within these sectors, as well as into compounds of polypropylene. We have also developed compounds containing post-consumer recycle polymers to respond to what we believe is a growing need for some customers to include recycled content in their products.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales for 2014 decreased by $2.7 million, or 0.3%, to $1,035.8 million from $1,038.5 million in 2013. Of the 0.3% decrease in net sales, 0.9% was driven by decreases in selling prices primarily due to the continued competitive challenges in the polycarbonate market. This decrease was partially offset by increased sales volume of approximately 0.4% from higher sales to the Europe, North America, and Asia automotive markets as well as the Asia electronics market and favorable currency impact of 0.3% as the U.S. dollar weakened compared to the euro.

EBITDA for 2014 increased by $14.9 million, or 163.7%, to positive $5.8 million from negative $9.1 million in 2013. This increase was primarily due to higher volume and margins in 2014 from sales of our compounds and blends products to the automotive and electronic markets, as well as fixed cost savings from our exit of the Freeport, Texas polycarbonate contract manufacturing agreement, partially offset by $6.6 million of decommissioning charges incurred in connection with this exit. The increase in EBITDA was also driven by the one-time $9.2 million impairment of fixed assets charge at our polycarbonate manufacturing facility in Stade, Germany that was incurred in 2013. The above one-time charges are discussed in further detail in our notes to the consolidated financial statements.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net sales for 2013 decreased by $17.2 million, or 1.6%, to $1,038.5 million from $1,055.7 million in 2012. Of the 1.6% decrease in net sales, 0.8% was driven by lower sales volume and 2.2% was driven by lower selling prices primarily due to continued competitive challenges in polycarbonate markets. These decreases were partially offset by a 1.3% favorable currency impact as the U.S. dollar weakened compared to the euro.

EBITDA for 2013 decreased by $40.6 million, or 128.9%, to negative $9.1 million from positive $31.5 million in 2012. This decrease was primarily due to continued losses in the polycarbonate business as the market remains extremely competitive, especially given current unfavorable supply and demand dynamics. In addition, the automotive market in Europe has weakened compared to 2012 and margin in our automotive products in Latin America was unfavorably impacted by the strengthening of the U.S. dollar compared to the Brazilian real resulting in an approximate 13.9% negative impact to our EBITDA. Further, the weakening of the U.S. dollar compared to the euro resulted in an unfavorable currency impact of approximately 4.2%. This decrease in EBITDA also includes a loss of approximately $9.2 million related to the impairment of fixed assets at our polycarbonate manufacturing facility in Stade, Germany.

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

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the years ended December 31, 2014, 2013, and 2012, respectively:

	Year Ended December 31,
(in millions)	2014	2013	2012
Net income (loss)	$(67.3)	$(22.2)	$30.3
Interest expense, net	124.9	132.0	110.0
Provision for income taxes	19.7	21.8	17.5
Depreciation and amortization	103.7	95.2	85.6

EBITDA(a)	$181.0	$226.8	$243.4
Loss on extinguishment of long-term debt	7.4	20.7	—
Asset impairment charges or write-offs(b)	—	9.9	—
Net loss (gain) on disposition of businesses and assets(c)	(0.6)	4.2	—
Restructuring and other charges(d)	10.0	10.8	7.5
Fees paid pursuant to advisory agreement(e)	25.4	4.7	4.6
Other non-recurring items(f)	38.4	0.8	(0.6)

Adjusted EBITDA	$261.6	$277.9	$254.9

Inventory revaluation	64.4	40.4	(38.4)

Adjusted EBITDA, excluding inventory revaluation(g)	$326.0	$318.3	$216.5

(a)	We refer to EBITDA in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income (loss), which is determined in accordance with GAAP. See the “Selected Segment Information” for further detail.
(b)	Asset impairment charges or write-offs for the year ended December 31, 2013 relate primarily to a $9.2 million impairment charge for fixed assets at our polycarbonate manufacturing plant in Stade, Germany. See Note 7 in the consolidated financial statements for further discussion.

(c)	Net loss (gain) on disposition of businesses and assets for the years ended December 31, 2014 and 2013 of $(0.6) million and $4.2 million, respectively, relate to the sale of the Company’s EPS business, which closed in September 2013, and for which a contingent gain of $0.6 million was recorded during the fourth quarter of 2014. Refer to Note 3 in the consolidated financial statements for further discussion.
(d)	Restructuring and other charges for the years ended December 31, 2014 and 2013 were incurred primarily in connection with the shutdown of our latex manufacturing plant in Altona, Australia and the restructuring within our Engineered Polymers business. Note that the accelerated depreciation charges incurred as part of the 2014 restructuring within our Engineered Polymers business are included within the depreciation caption above, and therefore not included as a separate adjustment within this caption. Restructuring and other charges for the year ended December 31, 2012 relate primarily to the announced organizational restructuring program in 2012 that included changes to many employees’ roles and elimination of approximately 90 roles globally. See Note 20 in the consolidated financial statements for further discussion.
(e)	Represents fees paid under the terms of our advisory agreement with Bain Capital (the “Advisory Agreement”). For the year ended December 31, 2014, this includes a charge of $23.3 million for fees incurred in connection with the termination of the Advisory Agreement, pursuant to its terms, upon consummation of the Company’s IPO in June 2014. See Note 18 in the consolidated financial statements for further discussion.
(f)	Other non-recurring items incurred for the year ended December 31, 2014 include a one-time $32.5 million termination payment made to Dow in connection with the termination of our Latex JV Option Agreement. See Note 18 in the consolidated financial statements for further discussion. Additional amounts incurred during the year ended December 31, 2014 consist of costs related to the process of changing our corporate name from Styron to Trinseo.
(g)	See the discussion above this table for a description of Adjusted EBITDA, excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2014, 2013, and 2012. We have derived the summarized cash flow information from our audited financial statements.

	Year Ended December 31,
(in millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$117.2	$211.3	$186.1
Investing activities	(92.6)	(33.4)	(117.3)
Financing activities	8.1	(220.2)	(77.2)
Effect of exchange rates on cash	(8.4)	2.4	(0.6)

Net change in cash and cash equivalents	$24.3	$(39.9)	$(9.0)

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2014 totaled $117.2 million, with net cash provided by operating assets and liabilities totaling $61.1 million. The most significant components of the changes in operating assets and liabilities for the year ended December 31, 2014 of $61.1 million was a decrease in accounts receivable of $68.5 million and a decrease in inventories of $22.6 million, offset by a decrease in other liabilities of $22.0 million. The decrease in accounts receivable is primarily due to lower sales and higher collections during the fourth quarter of 2014, compared to the fourth quarter of 2013, primarily driven by decreasing raw material prices. Our other liabilities decreased mainly due to reductions in normal operating costs. Our operating cash flow for the year ended December 31, 2014 was negatively impacted by two significant one-time cash payments in the second quarter of 2014 totaling approximately $55.8 million related to the termination of our Latex JV Option Agreement with Dow and our Advisory Agreement with Bain Capital. Refer to Note 18 of the consolidated financial statements for further discussion.

Net cash provided by operating activities during the year ended December 31, 2013 totaled $211.3 million, with net cash provided by operating assets and liabilities totaling $92.5 million. The most significant components of the changes in operating assets and liabilities for the year ended December 31, 2013 of $92.5 million were increases in accounts payable and other current liabilities of $15.0 million, and a decrease in inventory of $55.4 million. Increase in accounts payable and other current liabilities was mainly due to timing of payments in the normal course of business plus lesser interest payments in 2013 on the Senior Notes as interest payments are due semi-annually in August and February each year compared to interest on the Term Loans which were paid quarterly in the prior year. Decrease in inventory was due to lower raw materials prices during 2013, as well as a decrease in volumes compared to the fourth quarter of 2012, due to higher inventory volumes on hand at the end of 2012 resulting from our rubber capacity expansion project placed in operation in the fourth quarter of 2012. Additionally, in 2013 we received $22.5 million from our unconsolidated affiliate, AmSty, as a return on our investment. Overall, cash flow from operating activities was primarily driven by improvement in cash collection during the year and lesser cash outflow on purchases due to inventory build in 2012 and lower raw materials prices in 2013.

Net cash provided by operating activities during the year ended December 31, 2012 totaled $186.1 million, with net cash provided by operating assets and liabilities totaling $55.3 million. The most significant components of the changes in operating assets and liabilities for the year ended December 31, 2012 of $55.3 million were decreases in accounts receivable and income taxes payable of $84.7 million and $5.1 million, respectively, and increases in inventory and accounts payable and other current liabilities of $87.2 million and $67.9 million, respectively. Increases in inventory and accounts payable and other current liabilities are primarily due to increases in inventory during the fourth quarter of 2012 for our new rubber capacity expansion project placed in operation in October 2012. The decrease in accounts receivable reflects both a decrease in sales during the fourth quarter of 2012 driven by the decrease in sales volume as well as continued improvements in receivable collection efforts. In addition, despite the decreases in sales, we conserved the use of cash in our operations due to various cost savings initiatives implemented during the year. Net cash paid for income taxes during the year was approximately $20.4 million. Additionally, in 2012 we received $20.0 million in dividends from our unconsolidated affiliate, AmSty, as a return on our investment.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 totaled $92.6 million consisting primarily of capital expenditures of $98.6 million, of which approximately $26.1 million (€19.0 million) was related to the Company’s acquisition of production capacity rights from JSR at its rubber production facility in Schkopau, Germany. These investing activities were partially offset by cash proceeds of $6.3 million from the sale of a portion of land at our manufacturing site in Livorno, Italy.

Net cash used in investing activities for the year ended December 31, 2013 totaled $33.4 million, consisting primarily of capital expenditures of $54.8 million during the period, net of proceeds received from a government subsidy of $18.8 million related to our capital expansion project at our rubber facility in Schkopau, Germany. Also offsetting these capital expenditures were cash proceeds of $15.2 million received from the sale of our EPS business during the year as well as cash proceeds of $7.9 million released from restrictions related to our accounts receivable securitization facility. Refer to Note 3 of the consolidated financial statements for details on the EPS business divestiture.

Net cash used in investing activities for the year ended December 31, 2012 totaled $117.3 million, consisting primarily of capital expenditures of $112.4 million, net of proceeds from a government subsidy of $6.1 million; $69.2 million of capital expenditures, net of subsidy, was related to our capital expansion project at our rubber facility in Schkopau, Germany.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2014 totaled $8.1 million. During the period, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. As a result, the Company received net cash proceeds from the issuance of common stock of $198.1 million, which is net of underwriting discounts as well as advisory, accounting, and legal expenses directly related to the offering. In July 2014, using proceeds from the Company’s IPO, the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes (see Note 12 of the consolidated financial statements for further details). In addition, we had net repayments of short-term borrowings of $56.9 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. We also continue to utilize our Accounts Receivable Securitization Facility to fund our working capital requirements. For the year ended December 31, 2014, we had borrowings from our Accounts Receivable Securitization Facility of $308.6 million and repayments of $309.2 million, resulting in net repayments of $0.6 million due to changes in foreign currency exchange rates, as a portion of our borrowings under the Accounts Receivable Securitization Facility originate in euros.

Net cash used in financing activities during the year ended December 31, 2013 totaled $220.2 million. During the period, we repaid our outstanding Term Loans of $1,239.0 million using the proceeds from the issuance of $1,325.0 million in Senior Notes issued in January 2013. In connection with the issuance of the Senior Notes and the amendments to our Senior Secured Credit Facility and our Accounts Receivable Securitization Facility, we paid approximately $48.3 million of refinancing fees. In addition, during the period, we continued to utilize our Revolving Facility and our Accounts Receivable Securitization Facility to fund our working capital requirements. During the year ended December 31, 2013, our borrowings and repayments to our Revolving Facility were $405.0 million and $525.0 million, respectively, and we had net repayments to our Accounts Receivable Securitization Facility of $95.1 million.

Net cash used in financing activities during the year ended December 31, 2012 totaled $77.2 million. We had borrowings from our Revolving Facility and our Accounts Receivable Securitization Facility throughout the year to fund our working capital requirements, and repaid those borrowings from funds generated from operating activities. During the year ended December 31, 2012, our borrowings and repayments to our Revolving Facility were $1,105.0 million and $1,135.0 million, respectively, and our net repayments to our Accounts Receivable Securitization Facility were $16.4 million. Also, during the year ended December 31, 2012, we paid $147.0 million of the then outstanding Term Loans, of which $140.0 million was the required payment for the effectiveness of the fourth amendment to the Senior Secured Credit Facility. Further, in May 2012, we received an approximate $22.2 million equity contribution from our Parent in order to cure an event of default that occurred for the period ended March 31, 2012. In August 2012, we received a $140.0 million cash contribution from our Parent and used the proceeds to repay a portion of our then outstanding Term Loans (as mentioned above).

Indebtedness and Liquidity

The following table outlines our outstanding indebtedness as of December 31, 2014 and December 31, 2013 and the associated interest expense, including amortization of deferred financing fees and debt discounts, and effective interest rates for such borrowings at December 31, 2014 and December 31, 2013. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Year ended December 31, 2014			As of and for the Year Ended December 31, 2013
(dollars in millions)	Balance	Effective Interest Rate	Interest Expense	Balance	Effective Interest Rate	Interest Expense
Senior Secured Credit Facility
Term Loans	$—	n/a	$—	$—	n/a	$8.0
Revolving Facility	—	—	4.7	—	6.6%	5.7
Senior Notes	1,192.5	8.8%	116.2	1,325.0	8.8%	111.9
Accounts Receivable Securitization Facility	—	2.7%	4.3	—	3.1%	5.6
Other indebtedness	9.7	1.1%	0.1	11.4	1.6%	0.1

Total	$1,202.2		$125.3	$1,336.4		$131.3

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

This amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of December 31, 2014, the Company was in compliance with all debt covenant requirements under the Senior Secured Credit Facility.

There are no amounts outstanding under the Revolving Facility as of December 31, 2014. Available borrowings under the Revolving Facility totaled $293.3million (net of $6.7 million of outstanding letters of credit) as of December 31, 2014.

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

In July 2014, using proceeds from the Company’s IPO (see Note 12 to the consolidated financial statements), the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, including a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million. As a result of this redemption, during the third quarter of 2014 the Company incurred a loss on the extinguishment of debt of approximately $7.4 million, which includes the above $4.0 million call premium and a $3.4 million write-off of related unamortized debt issuance costs. Pursuant to the Indenture, the Company may redeem another 10% of the original principal amount of the Senior Notes prior to August 1, 2015.

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

The indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, subject to certain exceptions. If the Senior Notes are assigned an investment grade by the rating agencies and the Company is not in default, certain covenants will be suspended. If the ratings on the Senior Notes decline to below investment grade, the suspended covenants will be reinstated. As of December 31, 2014, the Company was in compliance with all debt covenant requirements under the indenture.

Accounts Receivable Securitization Facility

In August 2010, Styron Receivables Funding Ltd., which we refer to as Styron Funding, a variable interest entity in which we are the primary beneficiary, entered into an accounts receivable securitization facility with HSBC Bank Plc. The initial facility permitted borrowings by our Swiss subsidiary guarantor, Styron Europe

GmbH, which we refer to as Styron Europe, of up to a total of $160.0 million. Under the facility, Styron Europe will sell its accounts receivable from time to time to Styron Funding. In turn, Styron Funding may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash. We have agreed to continue servicing the receivables for Styron Funding. Upon the sale of the interests in the accounts receivable by Styron Funding, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to our creditors or those of our subsidiaries.

In May 2011, the accounts receivable securitization facility was amended to allow for the expansion of the pool of eligible accounts receivable to include a previously excluded German subsidiary. In May 2013, we further amended the accounts receivable securitization facility, which increased our borrowing capacity from $160.0 million to $200.0 million, extended the maturity date to May 2016, lowered our borrowing cost, and allows for the expansion of the pool of eligible accounts receivable to include our previously not included U.S. and The Netherlands subsidiaries. As a result of the May 2013 amendment, in regards to outstanding borrowings, fixed interest charges decreased from 3.25% plus commercial paper rates to 2.60% plus variable commercial paper rates. In regards to available, but undrawn borrowings, fixed interest charges decreased from 1.50% to 1.40%.

As of December 31, 2014, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $136.1 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

Other indebtedness

As of December 31, 2014, we had $7.6 million of outstanding borrowings under our short-term revolving credit facility through our subsidiary in China that provides for up to $15.0 million of uncommitted funds available for borrowings, subject to the availability of collateral. The facility is subject to annual renewal.

Our Senior Secured Credit Facility limits our foreign working capital facilities to an aggregate principal amount of $75.0 million and further limits our foreign working capital facilities in certain jurisdictions in Asia, including China, to an aggregate principal amount of $25.0 million, except as otherwise permitted by the Senior Secured Credit Facility.

Derivative Instruments

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. Our principal strategy in managing exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding assets of the same currency such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on our assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment. The Company does not hold or enter into financial instruments for trading or speculative purposes.

During 2012, the Company entered into foreign exchange forward contracts with a notional U.S. dollar equivalent amount of $82.0 million. These contracts were settled in February and May 2013 and no contracts were outstanding as of December 31, 2013. The Company recognized losses of $0.6 million and $4.8 million during the years ended December 31, 2013 and 2012, respectively, related to these contracts.

Beginning in the third quarter of 2014, the Company began to enter into various foreign exchange forward contracts, each with an original maturity of less than three months, and has continued with this program through the end of the year. As of December 31, 2014, the Company had open foreign exchange forward contracts with a net notional U.S. dollar equivalent of $102.5 million. The fair value of open foreign exchange forward contracts amounted to $4.9 million of net unrealized losses and $0.3 million of net unrealized gains as of December 31, 2014, which were recorded in “Accounts payable” and “Accounts receivable, net of allowance”, respectively, in the consolidated balance sheets.

As these foreign exchange forward contracts are not designated for hedge accounting treatment, changes in the fair value of underlying instruments are recognized in “Other expense (income), net” in the consolidated statements of operations. The Company recorded losses from settlements and changes in the fair value of outstanding forward contracts of $28.2 million during the year ended December 31, 2014. These losses largely offset net foreign exchange transaction gains of $32.4 million during the year which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these forward exchange forward contracts are included within operating activities in the consolidated statements of cash flows.

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

Our liquidity requirements are significant due to our highly leveraged nature, as well as our working capital requirements. As of December 31, 2014, we had $1,202.2 million in outstanding indebtedness and $748.7 million in working capital. As of December 31, 2013, we had $1,336.4 million in outstanding indebtedness and $810.2 million in working capital. As of December 31, 2014 and December 31, 2013, we had $94.7 million and $74.0 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As discussed above, in January 2013, we repaid our outstanding Term Loans of $1,239.0 million through issuance of $1,325.0 million in Senior Notes. Concurrently, with this repayment, we amended our Senior Secured Credit Facility to increase our Revolving Facility borrowing capacity from $240.0 million to $300.0 million. Also, in May 2013, we amended our Accounts Receivable Securitization Facility to increase our borrowing capacity from $160.0 million to $200.0 million, extended the maturity date to May 2016, and expanded the pool of eligible accounts receivable to include previously excluded U.S. and The Netherlands subsidiaries. These amendments to our facilities provide for additional liquidity resources for us.

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

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Secured Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future. As of December 31, 2014 and December 31, 2013, we were in compliance with all the covenants and default provisions under our borrowing arrangements.

We believe that funds provided by operations, our existing cash and cash equivalent balances, borrowings available under our Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. However, if we were to undertake any significant acquisitions or investments, it may be necessary for us to obtain additional debt or equity financings. We may not be able to obtain such financing on reasonable terms, or at all.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2014. Amounts we pay in future periods may vary from those reflected in the table (in millions):

	Payments due by year
Contractual Obligations at December 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total
Purchase commitments(1)	$1,299.0	$1,292.4	$1,421.4	$1,214.3	$1,238.5	$1,204.5	$7,670.1
Long-term Indebtedness(2)	—	—	—	—	1,192.5	—	1,192.5
Interest payments on long-term debt(3)	104.3	104.3	104.3	104.3	52.2	—	469.4
Pension and other postretirement benefits(4)	3.7	4.3	18.1	5.0	5.0	38.4	74.5
Minimum operating lease commitments and other obligations(5)	8.0	5.5	3.2	2.8	2.8	12.6	34.9
Uncertain tax positions, including interest and penalties(6)	—	—	—	—	—	17.1	17.1

Total	$1,415.0	$1,406.5	$1,547.0	$1,326.4	$2,491.0	$1,272.6	$9,458.5

(1)	We have certain raw material purchase contracts where we are required to purchase certain minimum volumes at the then prevailing market prices. These commitments range from 1 to 6 years. In certain raw material purchase contracts, we have the right to purchase less than required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases these obligations would be less than the obligations shown in the table above.
(2)	In January 2013, we issued $1,325.0 million aggregate principal of our 8.750% Senior Notes due 2019, of which we redeemed $132.5 million in July 2014, using proceeds from the Company’s IPO. The remaining Senior Notes will mature and be due in full on February 1, 2019. The above excludes other debt outstanding as of December 31, 2014 totaling $9.7 million, which is primarily short-term in nature.
(3)	Includes estimated interest on the 8.750% Senior Notes due 2019, which is payable semi-annually on February 1st and August 1st of each year, which commenced on August 1, 2013. After the redemption of $132.5 million in aggregate principal amounts of the Senior Notes in July 2014, the estimated annual payments are approximately $104.3 million. Estimated interest payments do not include the Revolving Facility or Accounts Receivable Securitization Facility as amounts outstanding under these facilities vary due to periodic borrowings and repayments. There are no amounts outstanding under either facility as of December 31, 2014.
(4)

Includes minimum contributions required to be made to the funded pension plans and expected benefit payments to the employees for unfunded pension plans. With respect to our minimum funding requirements under our pension obligations, we may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2014 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect benefit payments related to our postretirement benefit obligation to be $3.4 million through 2024. Also included in the above is a $13.6 million expected benefit obligation for payments estimated to be payable in 2017 under the Company’s non-qualified supplemental employee retirement plan. See Note 16 to the consolidated financial statements for further discussion.
(5)	Excludes certain estimated future commitments under agreements with Dow, including a Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”) under which Dow provides administrative and operational services to us and 25-year site services agreements, as amended (“SSAs”) under which Dow provides utilities and site services to certain of our facilities co-located with Dow.

The services provided pursuant to the SAR MOSA generally are priced per function, and we have the ability to terminate the services or any portion thereof, for convenience any time after June 1, 2015, subject to payment of termination charges. Services which are “highly integrated” follow a different process for evaluation and termination. In addition, either party may terminate for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured, or by Dow in the event of our failure to pay for the services thereunder. In the event of a change of control, as defined in the agreement, Dow has the right to terminate the SAR MOSA. As of December 31, 2014, we estimate our minimum obligation under the SAR MOSA, excluding the impacts of inflation, to be approximately $20.0 million through June 2015 and $32.0 million thereafter. However, should we continue with this agreement after that date, we estimate our minimum cumulative obligation as of December 31, 2014 through the completion of the contract, excluding the impacts of inflation, would be approximately $282.0 million through December 31, 2020.

These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause, including a bankruptcy, liquidation or similar proceeding by the other party, or under certain circumstances for a material breach which is not cured. In addition, we may terminate for convenience any services that Dow has agreed to provide to us that are identified in any site services agreement as “terminable” with 12 months prior notice to Dow, dependent upon whether the service is highly integrated into Dow operations. Highly integrated services are agreed to be nonterminable. With respect to “nonterminable” services that Dow has agreed to provide to us, such as electricity and steam, we generally cannot terminate such services prior to the termination date unless we experience a production unit shut down for which we provide Dow with 15-months prior notice, or upon payment of a shutdown fee. Upon expiration or termination, we would be obligated to pay a monthly fee to Dow, which obligation extends for a period of 45 (in the case of expiration) to 60 months (in the case of termination) following the respective event of each site services agreement. The agreements under which Dow receives services from us may be terminated under the same circumstances and conditions. Utilizing current year known costs and assuming that we continue with these agreements, we estimate our contractual obligations for the SSAs to be approximately $222.1 million annually for 2015 through 2018. Should we choose to continue these agreements, we estimate our minimum cumulative obligation would be approximately $5,213.6 million through June 2038.

See Note 18 to the consolidated financial statements for further details.

(6)	Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to its uncertain tax positions, including interest and penalties. Amounts are therefore reflected in “Thereafter”.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our financial statements. These financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could vary from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements in this Annual Report. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect our most significant estimates and assumptions used in the preparation of the financial statements.

Pension Plans and Postretirement Benefits

We have various company-sponsored retirement plans covering substantially all employees. We also provide certain health care and life insurance benefits mainly to certain retirees in the United States. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. We recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in our balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of shareholders’ equity.

A settlement is a transaction that is an irrevocable action that relieves the employer (or the plan) of primary responsibility for a pension or postretirement benefit obligation, and that eliminates significant risks related to the obligation and the assets used to effect the settlement. The Company does not record settlement gains or losses during interim periods when the cost of all settlements in a year is less than or equal to the sum of the service cost and interest cost components of net periodic pension cost for the plan in that year.

Pension benefits associated with these plans are generally based on each participant’s years of service, compensation, and age at retirement or termination. The discount rate is an important element of expense and liability measurement. We evaluate our assumptions at least once each year, or as facts and circumstances dictate, and make changes as conditions warrant.

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. We set our rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, we determined a discount rate of 2.01% for pension and 6.40% for postretirement benefits to be appropriate as of December 31, 2014.

We determine the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the underlying assets, which generally are insurance contracts. We also consider our historical experience with the pension fund asset performance. The expected return of each asset class is derived from a forecasted future return confirmed by current and historical experience. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2014 was 2.83%, while the weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2013 was 2.44%. The increase was primarily due to higher interest rates during 2014 on certain assets with guaranteed returns. Future actual pension expense will depend on the performance of the underlying assets and changes in future discount rates, among other factors.

Holding all other factors constant, a 0.25 percentage point increase (decrease) in the discount rate used to determine net periodic cost would decrease (increase) 2014 pension expense by approximately $1.9 million and $(2.0) million, respectively. Holding all other factors constant, a 0.25 percentage point increase (decrease) in the long-term rate of return on assets used to determine net periodic cost would decrease (increase) 2014 pension expense by approximately $0.2 million and $(0.2) million, respectively.

Plan assets are invested primarily in insurance contracts that provide for guaranteed returns. As of December 31, 2014 and 2013, respectively, plan assets totaled $92.6 million and $81.3 million. Investments in the pension plan insurance are valued utilizing unobservable inputs, which are contractually determined based on cash surrender values, returns, fees, and the present value of the future cash flows of the contracts, and are classified as Level 3 investments.

Stock-Based Compensation

Restricted Stock Awards issued by the Parent

Since June 17, 2010, our Parent granted various time-based and performance-based restricted stock awards (“Incentive Shares”) to certain officers and key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent. With the adoption of the Company’s 2014 Omnibus Incentive Plan (see discussion below), there were no grants issued under the Parent’s restricted stock awards plan in 2014, and none are expected in future periods.

Prior to the completion of the Company’s IPO, on June 10, 2014 the Parent entered into agreements to modify the outstanding performance-based restricted stock awards held by the Company’s employees to remove the performance-based vesting condition associated with such awards related to the achievement of certain investment returns (while maintaining the requirement for a change in control or IPO). Henceforth, these awards will be described as the Company’s modified time-based restricted stock awards. Prior to this modification, the Company had not recorded any compensation expense related to these awards as the likelihood of achieving the existing performance condition of a change in control or IPO was not deemed to be probable.

Compensation expense related to time-based restricted stock awards is equivalent to the grant-date fair value of our Parent’s ordinary shares adjusted for the return of co-investment share and other equity investment amounts, as discussed below, and is recognized as compensation expense over the service period utilizing graded vesting.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest.

In addition, our Parent has a call right that gives it the option, but not the obligation, to repurchase vested stock at the then current fair value upon an employee’s termination, or at cost in certain circumstances. In 2013, as the result of certain employee terminations, the Parent repurchased a total of 3,372 previously vested time-based restricted stock awards at cost, resulting in a $0.9 million favorable adjustment to stock-based compensation expense. No such repurchases occurred in 2014 or 2012.

During 2011, certain co-investment shares were issued for a subscription price of $397.2 per share. During 2013, an additional 779 co-investment shares were issued for a subscription price of $0.01 per share. No issuances occurred during 2012 or 2014. All such shares are referred to herein as the “Co-Invest Shares”. Our Incentive Shares are issued for a subscription price of $0.01 per share.

Our Parent is a private company with no active public market for its ordinary shares. For grants made on June 17, 2010 and through the third quarter of 2010, the awards were valued using a share price derived from the purchase price of the acquired assets and liabilities on that date. For grants awarded or modified from the fourth quarter of 2010 through 2014, our Parent determined the estimated per share fair value of its ordinary shares using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants 2013 Guide, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” (the “Guide”). In conducting this valuation, our Parent considered all objective and subjective factors that it believed to be relevant, including its best estimate of its business condition, prospects, and operating performance. Within this contemporaneous valuation, a range of factors, assumptions, and methodologies were used. The significant factors included:

•	the fact that, prior to June 2014, we and our Parent were private companies with illiquid securities; since our June 2014 IPO, the Company is now publicly traded, but the Parent (from whom incentive shares awarded) remains a private company;

•	our historical operating results;

•	our discounted future cash flows, based on our projected operating results;

•	valuations and historical stock price volatility of comparable public companies; and

•	the risk involved in the investment, as related to earnings stability, capital structure, competition and market potential.

For all contemporaneous valuations of our Parent’s ordinary shares prior to our IPO in June 2014, management estimated, as of the grant date, our enterprise value on a continuing operations basis, using the income and market approaches, as described in the Guide. The income approach utilized a discounted cash flow (“DCF”) methodology based on our financial forecasts and projections. The market approach utilized the Guideline Public Company and Guideline Transactions methods.

For the DCF methodology, we prepared annual projections of future cash flows, generally over the next 5 years, with terminal year cash flows projected at long-term sustainable growth rates consistent with long-term inflationary and industry expectations. Our projections of future cash flows were based on our estimated net debt-free cash flows and were discounted to the valuation date using a weighted-average cost of capital estimated using market participant assumptions.

For the Guideline Public Company and Guideline Transactions methods, we identified a group of comparable public companies and recent transactions within the chemicals industry. For the comparable companies, we estimated market multiples based on trading prices and trailing 12 months EBITDA and projected future EBITDA. We then calculated a rolling two year average of these multiples, which were applied to our trailing 12 months and projected EBITDA. When selecting comparable companies, consideration was given to industry similarity, their specific products offered, financial data availability and capital structure.

For the comparable transactions, we estimated market multiples based on prices paid for the related transactions and trailing 12 months EBITDA. These multiples were then applied to our trailing 12 months EBITDA. The results of the market approaches corroborated the fair value determined using the income approach.

For valuations performed in 2014, primarily as a result of the June modification of performance-based awards discussed above, we applied a similar valuation methodology. However, rather than developing an estimate of the business enterprise value of the Parent using the methods discussed above, we derived the fair value using the market capitalization of the Company, based on the prevailing price of the Company’s publicly-traded stock, adjusted for net debt and other factors.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s board of directors approved the Trinseo S.A. 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”), adopted on May 28, 2014. Following the IPO, all equity-based awards granted by the Company will be granted under the 2014 Omnibus Plan which provides for awards of stock options, share appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Only limited grants of restricted stock units to the Company’s two independent directors occurred in 2014.

Asset Impairments

As of December 31, 2014, net property, plant and equipment totaled $556.7 million, net identifiable finite-lived intangible assets totaled $165.4 million and goodwill totaled $34.6 million. Management makes estimates and assumptions in preparing the financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

We evaluate long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset grouping may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying value, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions.

During the three months ended December 31, 2013, we determined that the long-lived assets at our polycarbonate manufacturing facility in Stade, Germany should be assessed for impairment driven primarily by continued losses experienced in our polycarbonate business. This assessment indicated that the carrying amount of the long-lived assets at this facility were not recoverable when compared to the expected undiscounted cash flows of our polycarbonate business. Based upon our assessment of fair value of this asset group, we fully impaired these assets as of December 31, 2013. The fair value of the asset group was determined under the income approach utilizing a discounted cash flow (“DCF”) model. The key assumptions used in the DCF model included growth rates and cash flow projections, discount rate, tax rate and an estimated terminal value.

As a result, in the year ended December 31, 2013, we recorded an impairment loss of approximately $9.2 million. The amount was recorded within “Selling, general and administrative expenses” in the consolidated statement of operations and was allocated entirely to the Engineered Polymers segment.

Through December 31, 2014, we have continued to assess the recoverability of certain assets, and concluded there are no events or circumstances identified by management that would indicate these assets are not recoverable. However, the current environment is subject to changing market conditions and requires significant management judgment to identify the potential impact to our assessment. If we are not able to achieve certain actions or our future operating results do not meet our expectations, it is possible that impairment charges may need to be recorded on one or more of our operating facilities.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed.

Our goodwill impairment testing is performed annually as of October 1st at a reporting unit level. We perform more frequent impairment tests when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. As of our annual assessment date of October 1, 2014, each of our reporting units had fair values that substantially exceeded the carrying value of their net assets, indicating that no impairment of goodwill is warranted.

An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. At December 31, 2014, our $34.6 million in total goodwill is allocated as follows to our reportable segments: $13.8 million to Latex, $9.5 million to Synthetic Rubber, $8.1 million to Styrenics and $3.2 million to Engineered Polymers.

Factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in technology, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These factors are discussed in Item 7A—Quantitative and Qualitative Disclosures about Market Risk and Item 1A- Risk Factors included in this Annual Report.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Luxembourg. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated at December 31, 2014. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

At December 31, 2014, we had a net deferred tax asset balance of $81.9 million, after valuation allowances of $66.9 million. In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results. At December 31, 2014, we had deferred tax assets for tax loss carryforward of approximately $58.3 million, $3.3 million of which is subject to expiration in the years between 2015 and 2019. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

We are subject to income taxes in Luxembourg, the United States and numerous foreign jurisdictions, and are subject to audit within these jurisdictions. Therefore, in the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The tax provision includes amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical in preparation of our financial statements.

The financial statement effect of an uncertain income tax position is recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Accruals are recorded for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Uncertain income tax positions have been recorded in “Other noncurrent obligations” in the consolidated balance sheets for the periods presented.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 2 to the consolidated financial statements, included elsewhere within this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into financial instruments for trading or speculative purposes.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

Given the leveraged nature of our Company, we have exposure to changes in interest rates. From time to time, we may execute a variety of interest rate derivative instruments to manage interest rate risk. At December 31, 2012, we had three outstanding interest rate caps which were subsequently settled in January 2013. No interest rate caps were outstanding as of December 31, 2013 or 2014.

In January 2013, we amended our Senior Secured Credit Facility to decrease the borrowing rate of the Revolving Facility through a decrease in the applicable margin rate from 4.75% to 3.00% as applied to base rate loans (which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined therein)), or 5.75% to 4.00% as applied to LIBO rate loans (which shall bear interest at a rate per annum equal to the LIBO rate plus the applicable margin plus the mandatory cost (as defined therein), if applicable). The Senior Notes that we issued in January 2013 carry a fixed interest rate of 8.750%.

During 2013, we had borrowings under the Revolving Facility, on which we incurred interest charges subject to the rates discussed above. Based on the weighted-average outstanding borrowings under the Revolving Facility throughout the year ended December 31, 2013, an increase of 100 basis points in the LIBO rate would have resulted in approximately $0.2 million of additional interest expense for the period. As of December 31, 2013, we had no variable rate debt issued under our Senior Secured Credit Facility, including no amounts outstanding under the Revolving Facility. This remained true throughout the year ended December 31, 2014, during which we did not have any borrowings under the Revolving Facility. Therefore, we had no variable rate debt issued and no related variable interest incurred during the year ended December 31, 2014.

Our Accounts Receivable Securitization Facility is subject to interest charges against both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the Accounts Receivable Securitization Facility. In regards to outstanding borrowings on the Accounts Receivable Securitization Facility, fixed interest charges are 2.6% plus variable commercial paper rates which vary by month and by currency as outstanding Account Receivable Securitization Facility balances can be denominated in euro and U.S. dollar. In regards to available, but undrawn commitments under the Accounts Receivable Securitization Facility, fixed interest charges are 1.4%. Based on the weighted-average outstanding borrowings under the Accounts Receivable Securitization Facility throughout the year ended December 31, 2014, an increase of 100 basis points in variable commercial paper rates would have resulted in approximately $0.1 million of additional interest expense for the period. As of December 31, 2014, there were no outstanding borrowings and there was $136.1 million of availability under the Accounts Receivable Securitization Facility.

Foreign Currency Risks

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. Our principal strategy in managing exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding assets of the same currency such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure, we also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on our assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment. As of December 31, 2013, we had no open foreign exchange forward contracts while as of December 31, 2014, we had open foreign exchange forward contracts with a net notional U.S. dollar equivalent of $102.5 million, the fair value of which amounted to $4.9 million of net unrealized losses and $0.3 million of net unrealized gains.

Our foreign currency exposures include the euro, Swiss franc, Chinese yuan, Indonesian rupiah, British pound, Japanese yen, Brazilian real and Swedish krona. The primary foreign currency exposure relates to the U.S. dollar to euro exchange rate.

We have legal entities consolidated in our financial statements that have functional currencies other than U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2014 and December 31, 2013.

Commodity Price Risk

We purchase certain raw materials such as benzene, ethylene, butadiene, BPA and styrene under short- and long-term supply contracts. The purchase prices are generally determined based on prevailing market conditions. Changing raw material and energy prices have had material impacts on our earnings and cash flows in the past and will likely continue to have significant impacts on our earnings and cash flows in future periods.

We do not currently enter into derivative financial instruments for trading or speculative purposes to manage our commodity price risk relating to our raw material contracts. In the future, it is possible we will enter into derivative financial instruments to manage our commodity risk relating to our raw material contracts.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Item 15- Exhibits, Financial Statements Schedules contained in Part IV of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Stock Ownership Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2015 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2015 Proxy Statement”).

Codes of Ethics

The Company has adopted a Code of Business Conduct applicable to all of our directors, officers and employees, and a Code of Financial Ethics applicable to our principal executive, financial and accounting officers, and all persons performing similar functions. A copy of each of those Codes is now and will continue to be available on the Company’s corporate website at www.trinseo.com under Investor Relations—Corporate Governance. If we make any substantive amendments to these Codes, or grant any waivers, including any implicit waivers from the provisions of these Codes, we will make a disclosure on our website or in a report on Form 8-K. Our Code of Business of Conduct is supported by a number of subsidiary policies which are specifically referenced in the Code, and several of which are also available on our corporate website. Our website and the information contained on that site, or accessible through that site, are not incorporated into and are not a part of this Annual Report.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Accounting Fees and Services

The information required by this item will be contained in our 2015 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial statements:

2. Exhibits, as listed in the exhibit index to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2015.

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Pappas Christopher D. Pappas	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2015

/s/ John A. Feenan John A. Feenan	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 10, 2015

/s/ Brian W. Chu	Director	March 10, 2015
Brian W. Chu

/s/ Jeffrey J. Cote	Director	March 10, 2015
Jeffrey J. Cote

/s/ Pierre-Marie De Leener	Director	March 10, 2015
Pierre-Marie De Leener

/s/ Seth A. Meisel	Director	March 10, 2015
Seth A. Meisel

/s/ Donald T. Misheff	Director	March 10, 2015
Donald T. Misheff

/s/ Michel G. Plantevin	Director	March 10, 2015
Michel G. Plantevin

/s/ Aurélien Vasseur	Director	March 10, 2015
Aurélien Vasseur

/s/ Stephen M. Zide	Director	March 10, 2015
Stephen M. Zide

*	The audited financial statements of Americas Styrenics LLC as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 have been included in this Annual Report in accordance with the requirements of Rule 3-09 of Regulation S-X.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo S.A.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Trinseo S.A. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 10, 2015

TRINSEO S.A.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$220,786	$196,503
Accounts receivable, net of allowance	601,066	717,482
Inventories	473,861	530,191
Deferred income tax assets	11,786	9,820
Other current assets	15,164	22,750

Total current assets	1,322,663	1,476,746

Investments in unconsolidated affiliates	167,658	155,887
Property, plant and equipment, net	556,697	606,427
Other assets
Goodwill	34,574	37,273
Other intangible assets, net	165,358	171,514
Deferred income tax assets—noncurrent	46,812	42,938
Deferred charges and other assets	62,354	83,996

Total other assets	309,098	335,721

Total assets	$2,356,116	$2,574,781

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$7,559	$8,754
Accounts payable	434,692	509,093
Income taxes payable	9,413	9,683
Deferred income tax liabilities	1,413	2,903
Accrued expenses and other current liabilities	120,928	136,129

Total current liabilities	574,005	666,562

Noncurrent liabilities
Long-term debt	1,194,648	1,327,667
Deferred income tax liabilities—noncurrent	27,311	26,932
Other noncurrent obligations	239,287	210,418

Total noncurrent liabilities	1,461,246	1,565,017

Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock, $0.01 nominal value, 50,000,000 shares authorized at December 31, 2014 and 2013, 48,770 shares and 37,270 shares issued and outstanding as of December 31, 2014 and 2013, respectively	488	373
Additional paid-in-capital	547,530	339,055
Accumulated deficit	(151,936)	(84,604)
Accumulated other comprehensive income (loss)	(75,217)	88,378

Total shareholders’ equity	320,865	343,202

Total liabilities and shareholders’ equity	$2,356,116	$2,574,781

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net sales	$5,127,961	$5,307,414	$5,451,909
Cost of sales	4,830,640	4,949,404	5,115,188

Gross profit	297,321	358,010	336,721
Selling, general and administrative expenses	232,586	216,858	182,069
Equity in earnings of unconsolidated affiliates	47,749	39,138	27,140

Operating income	112,484	180,290	181,792
Interest expense, net	124,923	132,038	109,971
Loss on extinguishment of long-term debt	7,390	20,744	—
Other expense, net	27,784	27,877	23,979

Income (loss) before income taxes	(47,613)	(369)	47,842
Provision for income taxes	19,719	21,849	17,560

Net income (loss)	$(67,332)	$(22,218)	$30,282

Weighted average shares- basic and diluted	43,476	37,270	16,123
Net income (loss) per share- basic and diluted	$(1.55)	$(0.60)	$1.88

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(67,332)	$(22,218)	$30,282
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for 2014, 2013, and 2012, respectively):
Cumulative translation adjustments (net of tax of $0, $0, and $0.1)	(133,901)	53,339	23,872
Pension and other postretirement benefit plans before reclassifications:
Prior service credit (cost) arising during period (net of tax of $3.2, $1.7, and $0)	9,529	10,548	—
Net gain (loss) arising during period (net of tax of $(15.1), $(1.3), and $(17.7))	(42,442)	(3,545)	(51,880)
Amounts reclassified from accumulated other comprehensive income (loss)(1):
Curtailment and settlement loss (gain) (net of tax of $0.2, $0.6, and $0)	1,570	1,502	(247)
Amortization of prior service cost (credit) included in net periodic pension costs (net of tax of $(0.1), $(0.1), and $0.1)	(838)	(890)	94
Amortization of net loss (gain) included in net periodic pension costs (net of tax of $0.8, $1.0, and $(0.2))	2,487	2,851	(454)

Total other comprehensive income (loss)	(163,595)	63,805	(28,615)

Comprehensive income (loss)	$(230,927)	$41,587	$1,667

(1)	These other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	137	$1	$159,994	$53,188	$(92,668)	$120,515
Contributions from shareholder (Note 12)	37,133	372	161,783	—	—	162,155
Net income	—	—	—	—	30,282	30,282
Other comprehensive loss	—	—	—	(28,615)	—	(28,615)
Stock-based compensation	—	—	7,328	—	—	7,328

Balance at December 31, 2012	37,270	$373	$329,105	$24,573	$(62,386)	$291,665
Net loss	—	—	—	—	(22,218)	(22,218)
Other comprehensive income	—	—	—	63,805	—	63,805
Stock-based compensation	—	—	9,950	—	—	9,950

Balance at December 31, 2013	37,270	$373	$339,055	$88,378	$(84,604)	$343,202
Issuance of common stock (Note 12)	11,500	115	197,974	—	—	198,089
Net loss	—	—	—	—	(67,332)	(67,332)
Other comprehensive loss	—	—	—	(163,595)	—	(163,595)
Stock-based compensation	—	—	10,501	—	—	10,501

Balance at December 31, 2014	48,770	$488	$547,530	$(75,217)	$(151,936)	$320,865

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(67,332)	$(22,218)	$30,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	103,706	95,196	85,604
Amortization of deferred financing costs and issuance discount	9,937	9,547	8,537
Deferred income tax	4,833	4,215	4,734
Stock-based compensation	10,501	9,950	7,328
Earnings of unconsolidated affiliates, net of dividends	(12,750)	(16,638)	(6,169)
Unrealized net losses on foreign exchange forward contracts	4,554	—	—
Contingent gain on sale of business	(623)	—	—
Loss on extinguishment of debt	7,390	20,744	—
Prepayment penalty on long-term debt	(3,975)	—	—
Loss (gain) on sale of businesses and other assets	(116)	4,186	263
Impairment charges	—	13,851	245
Changes in assets and liabilities
Accounts receivable	68,483	(5,643)	84,678
Inventories	22,605	55,369	(87,241)
Accounts payable and other current liabilities	(5,697)	15,001	67,887
Income taxes payable	259	(1,241)	(5,142)
Other assets, net	(2,527)	2,384	(12,672)
Other liabilities, net	(22,027)	26,632	7,781

Cash provided by operating activities	117,221	211,335	186,115

Cash flows from investing activities
Capital expenditures	(98,606)	(73,544)	(118,504)
Proceeds from capital expenditures subsidy	—	18,769	6,079
Proceeds from the sale of businesses and other assets	6,257	15,221	253
Payment for working capital adjustment from sale of business	(700)	—	—
Advance payment received (refunded)	—	(2,711)	2,602
Distributions from unconsolidated affiliates	978	1,055	—
(Increase) / decrease in restricted cash	(533)	7,852	(7,725)

Cash used in investing activities	(92,604)	(33,358)	(117,295)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	198,087	—	—
Deferred financing fees	—	(48,255)	(8,080)
Short term borrowings, net	(56,901)	(42,877)	(37,887)
Capital contribution	—	—	162,155
Repayments of Term Loans	—	(1,239,000)	(147,000)
Proceeds from issuance of Senior Notes	—	1,325,000	—
Repayments of Senior Notes	(132,500)	—	—
Proceeds from Accounts Receivable Securitization Facility	308,638	376,630	113,828
Repayments of Accounts Receivable Securitization Facility	(309,205)	(471,696)	(130,233)
Proceeds from Revolving Facility	—	405,000	1,105,000
Repayments of Revolving Facility	—	(525,000)	(1,135,000)

Cash provided by (used in) financing activities	8,119	(220,198)	(77,217)
Effect of exchange rates on cash	(8,453)	2,367	(559)

Net change in cash and cash equivalents	24,283	(39,854)	(8,956)
Cash and cash equivalents—beginning of period	196,503	236,357	245,313

Cash and cash equivalents—end of period	$220,786	$196,503	$236,357

Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$5,097	$24,779	$20,444
Cash paid for interest, net of amounts capitalized	$119,820	$83,509	$98,046
Accrual for property, plant and equipment	$18,245	$11,156	$13,155

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

NOTE 1—ORGANIZATION AND BUSINESS ACTIVITIES

Organization

On June 3, 2010, Bain Capital Everest Manager Holding SCA (the “Parent”), an affiliate of Bain Capital Partners, LLC (“Bain Capital”), was formed through investment funds advised or managed by Bain Capital. Dow Europe Holding B.V. (together with The Dow Chemical Company, “Dow”) retained an indirect ownership interest in the Parent. Trinseo S.A. (“Trinseo”, and together with its subsidiaries, the “Company”) was also formed on June 3, 2010, incorporated under the existing laws of the Grand Duchy of Luxembourg. At that time, all common shares of Trinseo were owned by the Parent. On June 17, 2010, Trinseo acquired 100% of the former Styron business from Dow. The Company commenced operations immediately upon the acquisition of the former Styron business from Dow.

On May 30, 2014, the Company amended its Articles of Association to effect a 1-for-436.69219 reverse stock split of its issued and outstanding common stock (“reverse split”) and to increase its authorized shares to 50.0 billion. All share and per share data have been retroactively adjusted in the accompanying financial statements to give effect to the reverse split.

On June 17, 2014, Trinseo completed an initial public offering (the “IPO”) of 11,500,000 ordinary shares at a price of $19.00 per share, which included 1,500,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. The Company received cash proceeds of $203.2 million from this transaction, net of underwriting discounts. See Note 12 for more information.

Business Activities

The Company is a leading global materials company engaged in the manufacture and marketing of emulsion polymers and plastics, including various specialty and technologically differentiated products. The Company develops emulsion polymers and plastics that are incorporated into a wide range of products throughout the world, including tires and other products for automotive applications, carpet and artificial turf backing, coated paper and packaging board, food service packaging, appliances, medical devices, consumer electronics and construction applications, among others.

The Company’s operations are located in Europe and the Middle East, North America, Latin America, and Asia Pacific (which includes Asia as well as Australia and New Zealand), supplemented by two strategic joint ventures, Americas Styrenics LLC (“AmSty”, a polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate Limited (“Sumika Styron”). Refer to Note 4 for further information regarding our investments in these unconsolidated affiliates.

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2014, the Company’s production facilities included 34 manufacturing plants (which included a total of 81 production units) at 26 sites across 14 countries, including joint ventures and contract manufacturers. The Company’s manufacturing locations include sites in high-growth emerging markets such as China, Indonesia and Brazil. Additionally, as of December 31, 2014, the Company operated 11 R&D facilities globally, including mini plants, development centers and pilot coaters.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company as of December 31, 2014 and 2013 and for each of the three years ended 2014 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 10 for further discussion of the Company’s accounts receivable securitization facility, which qualifies as a VIE and is consolidated within the Company’s financial statements.

All intercompany balances and transactions are eliminated. Joint ventures over which the Company has the ability to exercise significant influence that are not consolidated are accounted for by the equity method.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s financial position.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivables. The Company uses major financial institutions with high credit ratings to engage in transactions involving cash equivalents. The Company minimizes credit risk in its receivables by selling products to a diversified portfolio of customers in a variety of markets located throughout the world.

The Company performs ongoing evaluations of its customers’ credit and generally does not require collateral. The Company maintains an allowance for doubtful accounts for losses resulting from the inability of specific customers to meet their financial obligations, representing our best estimate of probable credit losses in existing trade accounts receivable. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on historical experience.

Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued and other current liabilities, approximate fair value due to their generally short maturities.

The estimated fair value of the Company’s 8.750% Senior Notes (as defined in Note 10) is determined using level 2 inputs within the fair value hierarchy. As of December 31, 2014 and 2013, the Senior Notes had a fair value of approximately $1,212.0 million and $1,366.4 million, respectively. When outstanding, the estimated fair values of borrowings under the Company’s Revolving Facility and Accounts Receivable Securitization Facility (as defined in Note 10) are determined using level 2 inputs within the fair value hierarchy. The carrying amounts of borrowings under the Revolving Facility and Accounts Receivable Securitization Facility approximate fair value as these borrowings bear interest based on prevailing variable market rates.

At times, the Company manages its exposure to changes in foreign currency exchange rates, where possible, by entering into foreign exchange forward contracts. When outstanding, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the paying party. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the consolidated statements of operations when the hedged item affects earnings.

As of December 31, 2014, the Company had foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment, while no such contracts were outstanding as of December 31, 2013. As such, the settlements and changes in fair value of underlying instruments are recognized in “Other expense (income), net” in the consolidated statements of operations. For the years ended December 31, 2014, 2013, and 2012, the Company recognized losses related to these forward contracts of $28.2 million, $0.6 million, and $4.8 million, respectively.

Forward contracts are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. The Company records these foreign exchange forward contracts on a net basis, by counterparty within the consolidated balance sheets.

The Company presents the cash receipts and payments from hedging activities in the same category as the cash flows from the items subject to hedging relationships. As the items subject to economic hedging relationships are the Company’s operating assets and liabilities, the related cash flows are classified within operating activities in the consolidated statements of cash flows.

Foreign Currency Translation

For the majority of the Company’s subsidiaries, the local currency has been identified as the functional currency. For remaining subsidiaries, the U.S. dollar has been identified as the functional currency due to the significant influence of the U.S. dollar on their operations. Gains and losses resulting from the translation of various functional currencies into U.S. dollars are not recorded within the consolidated statements of operations. Rather, they are recorded within the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income) on the consolidated balance sheets. The Company translates asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statements of operations.

For the year ended December 31, 2014, the Company recognized net foreign exchange transaction gains of $32.4 million. For the years ended December 31, 2013 and 2012, the Company recognized net foreign exchange transaction losses of $18.3 million and $18.0 million, respectively. These amounts exclude the impacts of foreign exchange forward contracts discussed above. Gains and losses on net foreign exchange transactions are recorded within “Other expense (income), net” in the consolidated statements of operations.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2014 and 2013, there were no accruals for environmental liabilities recorded.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction or normal operation of a long-lived asset. Any costs related to environmental contamination treatment and clean-ups are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.

Cash and Cash Equivalents

Cash and cash equivalents generally include time deposits or highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory for excess or obsolete inventory, and will write-down the excess or obsolete inventory value to its net realizable value, if applicable.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and less impairment, if applicable, and are depreciated over their estimated useful lives using the straight-line method. Capitalized costs associated with computer software for internal use are amortized on a straight-line basis, generally over 5 years.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activity or turnaround activities which increase our manufacturing plants’ output and improve production efficiency as compared to pre-turnaround operations. As of December 31, 2014 and 2013, $9.2 million and $13.1 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

The Company periodically evaluates actual experience to determine whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, plant and equipment. Engineering and other costs directly related to the construction of property, plant and equipment are capitalized as construction in progress until construction is complete and such property, plant and equipment is ready and available to perform its specifically assigned function. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. The Company also capitalizes interest as a component of the cost of capital assets constructed for its own use.

Impairment and Disposal of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The Company utilizes a market approach and an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units. The annual impairment assessment is completed using a measurement date of October 1st. No goodwill impairment losses were recorded in the years ended December 31, 2014, 2013 and 2012.

Finite-lived intangible assets, such as our intellectual property and manufacturing capacity rights, are amortized on a straight-line basis and are reviewed for impairment or obsolescence if events or changes in circumstances indicate that their carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows. No intangible asset impairment losses were recorded in the years ended December 31, 2014, 2013 and 2012

Deferred Financing Fees

Capitalized fees and costs incurred in connection with the Company’s financing arrangements are recorded in “Deferred charges and other assets” within the consolidated balance sheets. For the Senior Notes (and the Term Loans, prior to their repayment in January 2013), deferred financing fees are amortized over the term of the agreement using the effective interest method, while for the Revolving Facility and the Accounts Receivable Securitization Facility, deferred financing fees are amortized using the straight-line method over the term of the respective facility. Amortization of deferred financing fees is recorded in “Interest expense, net” within the consolidated statements of operations.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company has the ability to exercise significant influence (generally, 20% to 50% owned companies) are accounted for using the equity method. Investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recorded whenever a decline in fair value of an investment in an unconsolidated affiliate below its carrying amount is determined to be other-than-temporary.

Sales

Sales are recognized when the revenue is realized or realizable and the earnings process is complete, which occurs when risk and title to the product transfers to the customer, typically at the time shipment is made. As such, title to the product generally passes when the product is delivered to the freight carrier. Standard terms of delivery are included in contracts of sale, order confirmation documents and invoices. Freight costs and any directly related costs of transporting finished product to customers are recorded as “Cost of sales” in the consolidated statements of operations. Taxes on sales are excluded from net sales.

Sales are recorded net of estimates for returns and price allowances, including discounts for prompt payment and volume-based incentives.

Cost of Sales

The Company classifies the costs of manufacturing and distributing its products as cost of sales. Manufacturing costs include raw materials, utilities, packaging and fixed manufacturing costs associated with production. Fixed manufacturing costs include such items as plant site operating costs and overhead, production planning, depreciation and amortization, repairs and maintenance, environmental, and engineering costs. Distribution costs include shipping and handling costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are charged to expense as incurred. SG&A expenses are the cost of services performed by the marketing and sales functions (including sales managers, field sellers, marketing research, marketing communications and promotion and advertising materials) and by administrative functions (including product management, research and development (“R&D”), business management, customer invoicing, and human resources). R&D expenses include the cost of services performed by the R&D function, including technical service and development, process research including pilot plant operations, and product development.

Total R&D costs included in SG&A expenses were approximately $53.4 million, $49.7 million and $48.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were approximately $2.9 million, $3.0 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Pension and Postretirement Benefits Plans

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company also provides certain health care and life insurance benefits to retired employees mainly in the United States and Brazil. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits.

Accounting for defined benefit pension plans and other postretirement benefit plans, and any curtailments and settlements thereof, requires various assumptions, including, but not limited to, discount rates, expected rates of return on plan assets and future compensation growth rates. The Company evaluates these assumptions at least once each year, or as facts and circumstances dictate, and makes changes as conditions warrant.

A settlement is a transaction that is an irrevocable action that relieves the employer (or the plan) of primary responsibility for a pension or postretirement benefit obligation, and that eliminates significant risks related to the obligation and the assets used to effect the settlement. When a settlement occurs, the Company does not record settlement gains or losses during interim periods when the cost of all settlements in a year is less than or equal to the sum of the service cost and interest cost components of net periodic pension cost for the plan in that year.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be indefinitely invested.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company accrues for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Interest accrued related to unrecognized tax and income tax related penalties are included in the provision for income taxes. The current portion of uncertain income taxes positions is recorded in “Income taxes payable” while the long-term portion is recorded in “Other noncurrent obligations” in the consolidated balance sheets.

Income tax expense recognized for the year ended December 31, 2012 includes cumulative adjustments of $4.1 million and $2.0 million from 2010 and 2011, respectively, which resulted in a reduction of income tax expense, net, of approximately $6.1 million. These adjustments relate to the correction of prior period errors, which resulted from the reconciliation of the income tax provision to tax return positions completed during 2012. The Company believes this is not material to its results of operations for the year ended December 31, 2012.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award. Time (service)-based restricted stock awards are generally recognized as expense on a graded vesting basis over the related service period. For performance-based restricted stock awards, the Company recognizes compensation cost if and when it concludes that it is probable that the related performance condition will be achieved. When applicable, the Company calculates the fair value of its performance-based restricted stock awards using a combination of a call option and digital option model.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest.

Periodically, the Parent may sell non-transferable restricted stock to certain officers and key members of management of the Company. Stock-based compensation expense on this non-transferable restricted stock is recognized if the non-transferable restricted stock is purchased at a price which is less than the fair value of the Parent’s common stock.

Recent Accounting Guidance

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

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held-for-sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2015, the FASB issued guidance to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. This guidance is effective for public entities beginning after December 15, 2015, with early adoption permitted, but only as of the beginning of the fiscal year of adoption. The implementation of this guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 3—ACQUISITIONS AND DIVESTITURES

Styron Acquisition

As discussed in Note 1, on March 2, 2010, STY Acquisition Corp. (“STY Acquisition”), an affiliate of Bain Capital, entered into a sale and purchase agreement (the “Purchase Agreement”) with Dow, Styron LLC and Styron Holding B.V. (together with Styron LLC, the “Styron Holdcos”) pursuant to which STY Acquisition agreed to acquire 100% of the outstanding equity interests of the Styron Holdcos. STY Acquisition, subsequently (but prior to the close of the transaction) assigned its rights and obligations under the Purchase Agreement to Styron S.à r.l., the Company’s indirect wholly owned subsidiary.

The Company accounted for the Acquisition under the purchase method of accounting, whereby the purchase price paid, net of working capital adjustments, was allocated to the acquired assets and liabilities at fair value. As of June 17, 2011, the one-year measurement period surrounding the Acquisition ended. During 2014, an adjustment was identified related to one of our postretirement benefit plans, which dated back to the initial Acquisition accounting. As such, the Company recorded a $1.7 million increase to goodwill to correct our final purchase price allocation, with the offset recorded to postretirement benefit liabilities. The Company does not believe this adjustment is material to the current or any prior period financial statements. Refer to Note 16 for further discussion.

As part of the Acquisition, the Company has been indemnified for various tax matters, including income tax and value add taxes, as well as legal liabilities which have been incurred prior to the Acquisition. Conversely, certain tax matters which the Company has benefitted from are subject to reimbursement by Trinseo to Dow. These amounts have been estimated and provisional amounts have been recorded based on the information known during the measurement period; however, these amounts remain subject to change based on the completion of our annual statutory filings, tax authority review as well as a final resolution with Dow on amounts due to and due from the Company. Management believes the Company’s estimates and assumptions are reasonable under the circumstances, however, settlement negotiations or changes in estimates around pre-acquisition indemnifications could result in a material impact on the consolidated financial statements.

During 2013, the Company received $6.7 million, net of tax indemnity from Dow for income taxes paid to the taxing authorities relating to the period prior to the Acquisition. This indemnity amount was previously recorded within “Accounts receivable, net of allowance” in the consolidated balance sheets. There were no other indemnity payments received from Dow or indemnity payments to Dow during the years ended December 31, 2014, 2013, and 2012, respectively.

Divestiture of Expandable Polystyrene Business

In June 2013, the Company’s board of directors approved the sale of its EPS business within the Company’s Styrenics segment, under a sale and purchase agreement which was signed in July 2013. The sale closed on September 30, 2013 and the Company received $15.2 million of sales proceeds during the third quarter of 2013, subject to a $0.7 million working capital adjustment which was paid by the Company during the first quarter of 2014 and is reflected within investing activities in the consolidated statement of cash flows for the year ended December 31, 2014. The Company recognized a loss from the sale of $4.2 million recorded in “Other expense (income), net” in the consolidated statement of operations for the year ended December 31, 2013. The loss calculation is as follows:

Assets
Inventories	$8,135
Property, plant and equipment, net	9,401
Other intangibles assets, net	1,624
Goodwill	383

Total assets sold	$19,543

Liabilities
Pension and other benefits	$791

Total liabilities sold	$791

Net assets sold	$18,752
Sales proceeds, net of amount paid to buyer of $0.7 million	14,566

Loss on sale	$4,186

EPS business results of operations were not classified as discontinued operations as the Company will have significant continuing cash flows as a result of a long-term supply agreement of styrene monomer to the EPS business, which was entered into contemporaneously with the sale and purchase agreement. The supply agreement has an initial term of approximately 10 years from the closing date of the sale and will continue year-to-year thereafter. Under the supply agreement, we supply a minimum of approximately 77 million pounds and maximum of approximately 132 million pounds of styrene monomer annually or equivalent to 70% to 100% of the EPS business’s historical production consumption.

Further, under the terms of the sale and purchase agreement, should the divested EPS business record EBITDA (as defined therein) greater than zero for fiscal year 2014, the Company will receive an incremental payment of €0.5 million. As of December 31, 2014, it was considered probable that this EBITDA threshold has been met in accordance with the terms of the sale agreement. As such, the Company recorded the contingent gain on sale of €0.5 million (approximately $0.6 million) related to this incremental payment for the year ended December 31, 2014, which is expected to be received in the first quarter of 2015.

Livorno Land Sale

In April 2014, the Company completed the sale of a portion of land at its manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million). As a result, the Company recorded a gain on sale of $0.1 million within “Other expense (income), net” in the consolidated statements of operations for the year ended December 31, 2014. As of December 31, 2013, this land was classified as held-for-sale within the caption “Other current assets” in the consolidated balance sheets.

NOTE 4—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is supplemented by two strategic joint ventures: AmSty (a polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron (a polycarbonate joint venture with Sumitomo Chemical Company Limited).

As of December 31, 2014 and 2013, respectively, the Company’s investment in AmSty was $133.5 million and $118.3 million, which was $108.4 million and $130.8 million less than the Company’s 50% share of AmSty’s underlying net assets. These amounts represent the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 5.7 years as of December 31, 2014. The Company received dividends from AmSty of $35.0 million, $22.5 million, and $20.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014 and 2013, respectively, the Company’s investment in Sumika Styron was $34.1 million and $37.6 million, which was $21.3 million and $20.8 million greater than the Company’s 50% share of Sumika Styron’s underlying net assets. These amounts represent the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron. This difference is being amortized over the remaining useful life of the contributed assets of 10.8 years as of December 31, 2014. The Company received dividends from Sumika Styron of $1.0 million, $1.1 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Equity in earnings from unconsolidated affiliates was $47.7 million, $39.1 million and $27.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Both AmSty and Sumika Styron are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	December 31,
	2014	2013
Current assets	$498,516	$528,223
Noncurrent assets	313,648	333,894

Total assets	$812,164	$862,117

Current liabilities	$253,507	$281,823
Noncurrent liabilities	49,084	48,415

Total liabilities	$302,591	$330,238

	Year Ended December 31,
	2014	2013	2012
Sales	$2,161,232	$2,281,045	$2,058,060
Gross profit	$117,667	$94,148	$82,511
Net income	$52,957	$38,504	$21,408

Sales to unconsolidated affiliates for the years ended December 31, 2014, 2013, and 2012 were $6.5 million, $8.2 million and $9.5 million, respectively. Purchases from unconsolidated affiliates were $290.3 million, $274.4 million and $269.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, respectively, $2.0 million and $3.3 million due from unconsolidated affiliates was included in “Accounts receivable, net of allowance” and $28.6 million and $29.9 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

NOTE 5—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2014	2013
Trade receivables	$497,538	$584,160
Non-income tax receivables	75,083	94,069
Other receivables	34,713	45,119
Less: allowance for doubtful accounts	(6,268)	(5,866)

Total	$601,066	$717,482

The allowance for doubtful accounts was approximately $6.3 million and $5.9 million as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2012, respectively, the Company recognized bad debt expense of $1.1 million and $0.3 million. As a result of changes in the estimate of allowance for doubtful accounts, for the year ended December 31, 2013 the Company recognized a benefit of $3.0 million.

NOTE 6—INVENTORIES

Inventories consisted of the following:

	December 31,
	2014	2013
Finished goods	$235,949	$252,602
Raw materials and semi-finished goods	205,061	240,858
Supplies	32,851	36,731

Total	$473,861	$530,191

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2014	2013
Land	Not applicable	$47,196	$50,982
Land and waterway improvements	1-20	13,139	13,603
Buildings	2-40	55,693	58,447
Machinery and equipment(1)	1-20	640,861	627,068
Utility and supply lines	1-10	7,679	7,100
Leasehold interests	1-45	45,759	50,009
Other property	1-8	24,560	27,260
Construction in process	Not applicable	46,193	55,753

Property, plant and equipment		881,080	890,222
Less: accumulated depreciation		(324,383)	(283,795)

Property, plant and equipment, net		$556,697	$606,427

(1)	Approximately 94% of our machinery and equipment had a useful life of three to ten years as of December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	2012
Depreciation expense	$75,286	$75,401	$68,312
Capitalized interest	$4,192	$3,142	$6,178

During the year ended December 31, 2013, the Company determined that the long-lived assets at our polycarbonate manufacturing facility in Stade, Germany should be assessed for impairment driven primarily by continued losses experienced in the Company’s polycarbonate business. This assessment indicated that the carrying amount of the long-lived assets at this facility were not recoverable when compared to the expected undiscounted cash flows of the polycarbonate business. Based upon the assessment of fair value of this asset group, the Company concluded these assets were fully impaired as of December 31, 2013. The fair value of the asset group was determined under the income approach utilizing a discounted cash flow (“DCF”) model. The key assumptions used in the DCF model included growth rates and cash flow projections, discount rate, tax rate and an estimated terminal value.

As a result, the Company recorded an impairment loss on these assets of approximately $9.2 million for the year ended December 31, 2013. The amount was recorded within “Selling, general and administrative expenses” in the consolidated statements of operations and allocated entirely to the Engineered Polymers segment.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2012 to December 31, 2013 and from December 31, 2013 to December 31, 2014, respectively:

	Emulsion Polymers		Plastics		Total
	Latex	Synthetic Rubber	Styrenics	Engineered Polymers
Balance at December 31, 2012	$14,280	$9,780	$8,691	$3,352	$36,103
Divestiture (Note 3)	—	—	(383)	—	(383)
Foreign currency impact	621	425	361	146	1,553

Balance at December 31, 2013	$14,901	$10,205	$8,669	$3,498	$37,273
Purchase accounting adjustment (Note 16)*	664	455	404	156	1,679
Foreign currency impact	(1,750)	(1,199)	(1,018)	(411)	(4,378)

Balance at December 31, 2014	$13,815	$9,461	$8,055	$3,243	$34,574

*	The purchase price adjustment for the year ended December 31, 2014 relates to the Company’s other postretirement benefit obligations provided to its employees in Brazil. Refer to Note 16 to the consolidated financial statements for a detailed discussion of this adjustment.

Goodwill impairment testing is performed annually as of October 1st. In 2014, the Company performed its annual impairment test for goodwill and determined that the estimated fair value of each reporting unit was substantially in excess of the carrying value indicating that none of the Company’s goodwill was impaired. The Company concluded there were no goodwill impairments or triggering events for the years ended December 31, 2014, 2013, and 2012.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2014 and 2013, respectively:

		December 31, 2014			December 31, 2013
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	15	$188,854	$(56,782)	$132,072	$210,546	$(49,713)	$160,833
Manufacturing Capacity Rights	6	23,095	(2,809)	20,286	—	—	—
Software	5	13,177	(6,441)	6,736	11,034	(4,099)	6,935
Software in development	N/A	6,000	—	6,000	3,746	—	3,746
Other	N/A	264	—	264	—	—	—

Total		$231,390	$(66,032)	$165,358	$225,326	$(53,812)	$171,514

In March 2014, the Company entered into an agreement with material supplier JSR Corporation, Tokyo (“JSR”) to acquire its current production capacity rights at the Company’s rubber production facility in Schkopau, Germany for a purchase price of €19.0 million (approximately $26.1 million based upon the acquisition date foreign exchange rate). Prior to this agreement, JSR held 50% of the capacity rights of one of the Company’s three solution styrene-butadiene rubber (“SSBR”) production trains in Schkopau. As a result, effective March 31, 2014, the Company had full capacity rights to this production train. The €19.0 million purchase price was recorded in “Other intangible assets, net” in the consolidated balance sheets, and is being amortized over its estimated useful life of approximately 6.0 years. Further, the purchase price was recorded within capital expenditures in investing activities in the consolidated statement of cash flows for the year ended December 31, 2014.

Amortization expense related to finite-lived intangible assets totaled $19.6 million, $15.7 million, and $14.7 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2015	2016	2017	2018	2019
$19,353	$18,788	$17,952	$17,252	$17,000

NOTE 9—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2014	2013
Trade payables	$383,297	$462,304
Other payables	51,395	46,789

Total	$434,692	$509,093

NOTE 10—DEBT

Debt consisted of the following:

	December 31,
	2014	2013
Senior Secured Credit Facility
Term Loans	$—	$—
Revolving Facility	—	—
Senior Notes	1,192,500	1,325,000
Accounts Receivable Securitization Facility	—	—
Other indebtedness	9,707	11,421

Total debt	1,202,207	1,336,421
Less: current portion	(7,559)	(8,754)

Total long-term debt	$1,194,648	$1,327,667

The Company was in compliance with all debt covenant requirements as of December 31, 2014. Total accrued interest on outstanding debt as of December 31, 2014 and 2013 was $43.5 million and $48.3 million, respectively. Accrued interest is recorded in “Accrued expenses and other current liabilities” within the consolidated balance sheets.

The following is a summary of Trinseo’s debt instruments.

Senior Secured Credit Facility

In June 2010, the Company entered into a credit agreement (the “Senior Secured Credit Facility”) with lenders which included (i) $800.0 million of senior secured term loans (the “2010 Term Loans”) and a (ii) $240.0 million revolving credit facility (the “Revolving Facility”). On February 2, 2011, the Senior Secured Credit Facility was amended (the “2011 Amendment”) to increase the available borrowings under the senior secured term loans from $780.0 million to $1.6 billion. Pursuant to the amendment, the Company borrowed an aggregate principal amount of $1.4 billion (the “2011 Term Loans”, with the 2010 Term Loans, collectively referred to as the “Term Loans”)

In July 2012, the Company further amended the Senior Secured Credit Facility (the “2012 Amendment”) that provided for an increase in the Company’s total leverage ratio and decrease the interest coverage ratio as well as an increase in the permitted accounts receivable securitization facility and increases in the borrowing rates of the Term Loans. The 2012 Amendment became effective on August 9, 2012 with the repayment of $140.0 million of 2011 Term Loans using the proceeds from equity contribution from the Parent. As a result, the 2011 Term Loans were determined to be modified in accordance with generally accepted accounting principles. The Company capitalized $6.2 million of the issuance costs paid to the creditors of the 2011 Term Loans, with the remaining $2.3 million of third-party fees associated with the 2011 Term Loans expensed as incurred within “Other expense (income), net” in the consolidated statement of operations for the year ended December 31, 2012. Costs of $1.2 million which were paid to the creditors of the Revolving Facility were also capitalized, to be amortized over the remaining term of the Revolving Facility.

In January 2013, the Company again amended the Senior Secured Credit Facility (the “2013 Amendment”) to, among other things, increase its Revolving Facility borrowing capacity from $240.0 million to $300.0 million, decrease the borrowing rate of the Revolving Facility through a decrease in the applicable margin rate from 4.75% to 3.00% as applied to base rate loans (which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined therein)), or 5.75% to 4.00% as applied to LIBO rate loans (which shall bear interest at a rate per annum equal to the LIBO rate plus the applicable margin and the mandatory cost (as defined therein), if applicable), and extend the maturity date to January 2018. Concurrently, Company repaid it’s then outstanding 2011 Term Loans of $1,239.0 million using the proceeds from its sale of $1,325.0 million aggregate principal amount of the 8.750% Senior Secured Notes issued in January 2013.

Prior to the 2013 Amendment, the Senior Secured Credit Facility required that the Company comply with certain affirmative and negative covenants, including restrictions with respect to payment of dividends and other distributions to shareholders, and financial covenants that include the maintenance of certain financial ratios. These ratios include both a maximum leverage ratio no greater than 5.25 to 1.00 and an interest coverage ratio no less than 2.00 to 1.00 for the most recent twelve-month period. Under the terms of the Senior Secured Credit Facility, an event of default can be cured by a Specified Equity Contribution, as defined under the Senior Secured Credit Facility. On May 8, 2012, the Company received a $22.2 million equity contribution from the Parent in order to cure its covenant default and to meet its required leverage ratio for the period ended March 31, 2012. The Company remained in compliance with all debt covenants in the remainder of 2012.

The 2013 Amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the 2013 Amendment) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter.

As a result of the 2013 Amendment and repayment of the term loans in January 2013, the Company recognized a $20.7 million loss on extinguishment of debt during the first quarter of 2013, which consisted of the write-off of existing unamortized deferred financing fees and debt discount attributable to the Term Loans. Fees and expenses incurred in connection with the 2013 Amendment were $5.5 million, which were capitalized.

Capitalized fees and costs incurred in connection with the Company’s borrowings are recorded in “Deferred charges and other assets” within the consolidated balance sheets. For the Term Loans, deferred financing fees and debt discounts were amortized over the term of the respective loan agreements using the effective interest method, while for the Revolving Facility deferred financing fees are being amortized using a straight-line method over the term of the facility. Amortization of deferred financing fees and debt discounts are recorded in “Interest expense, net” in the consolidated statements of operations.

Unamortized deferred financing fees related to the Revolving Facility were $8.8 million and $11.7 million as of December 31, 2014 and 2013, respectively. The Company recorded interest expense relating to the amortization of deferred financing fees and debt discounts related to the entire Senior Secured Credit Facility, respectively, of $2.9 million and zero for the year ended December 31, 2014; $3.1 million and $0.1 million for the year ended December 31, 2013; and $6.5 million and $0.5 million for the year ended December 31, 2012.

As of December 31, 2014, there were no amounts outstanding under the Revolving Facility, while available borrowings under the facility were $293.3 million (net of $6.7 million outstanding letters of credit). As of December 31, 2013, there were no amounts outstanding under the Revolving Facility, while available borrowings under the facility were $292.7 million (net of $7.3 million outstanding letters of credit). All obligations under the Revolving Facility are guaranteed and collateralized by substantially all of the tangible and intangible assets of the Company’s subsidiaries.

Interest charges, excluding interest expense relating to the amortization of deferred financing fees and debt discounts, incurred on the Term Loans and Revolving Facility, respectively, were zero and $1.8 million for the year ended December 31, 2014, $7.7 million and $2.8 million for the year ended December 31, 2013, and $91.0 million and $6.0 million for the year ended December 31, 2012. Cash paid related to interest incurred on the Term Loans and Revolving Facility, respectively, was zero and $1.9 million for the year ended December 31, 2014, $16.5 million and $2.8 million for the year ended December 31, 2013, and $87.6 million and $6.1 million for the year ended December 31, 2012.

Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% Senior Secured Notes (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on February 1st and August 1st of each year, which commenced on August 1, 2013. The notes will mature on February 1, 2019, at which time the principal amounts then outstanding will be due and payable. The proceeds from the issuance of the Senior Notes were used to repay all of the Company’s outstanding Term Loans and related refinancing fees and expenses.

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

In addition, at any time prior to August 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 108.750% of the face amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds that the Company raises in certain equity offerings. The Company may also redeem, during any 12-month period commencing from the issue date until August 1, 2015, up to 10% of the original principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

In July 2014, using proceeds from the Company’s IPO (see Note 12), the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, including a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million. As a result of this redemption, during the year ended December 31, 2014 the Company incurred a loss on the extinguishment of debt of approximately $7.4 million, which includes the above $4.0 million call premium and an approximately $3.4 million write-off of related unamortized debt issuance costs. Pursuant to the Indenture, the Company may redeem another 10% of the original principal amount of the Senior Notes prior to August 1, 2015.

The Senior Notes rank equally in right of payment with all of the Company’s existing and future senior secured debt and pari passu with the Company and the Guarantors’ (as defined below) indebtedness that is secured by first-priority liens, including the Company’s Senior Secured Credit Facility, to the extent of the value of the collateral securing such indebtedness and ranking senior in right of payment to all of the Company’s existing and future subordinated debt. However, claims under the Senior Notes rank behind the claims of holders of debt, including interest, under the Senior Secured Credit Facility in respect of proceeds from any enforcement action with respect to the collateral or in any bankruptcy, insolvency or liquidation proceeding. The Senior Notes are unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future wholly-owned subsidiaries that guarantee the Senior Secured Credit Facility (other than subsidiaries in France and Spain) (the “Guarantors”). The note guarantees rank equally in right of payment with all of the Guarantors’ existing and future senior secured debt and senior in right of payment to all of the Guarantors’ existing and future subordinated debt. The notes are structurally subordinated to all of the liabilities of each of the Company’s subsidiaries that do not guarantee the notes.

The indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, subject to certain exceptions. If the Senior Notes are assigned an investment grade by the rating agencies and the Company is not in default, certain covenants will be suspended. If the ratings on the Senior Notes decline to below investment grade, the suspended covenants will be reinstated. As of December 31, 2014, the Company was in compliance with all debt covenant requirements under the indenture.

Fees and expenses incurred in connection with the issuance of Senior Notes were approximately $42.0 million, which were capitalized and recorded in “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized into “Interest expense, net” in the consolidated statements of operations over the term of the Senior Notes using the effective interest rate method. For the year ended December 31, 2014, the Company recorded $5.7 million in amortization of deferred financing fees, leaving $28.0 million of unamortized deferred financing fees related to the Senior Notes in the consolidated balance sheet as of December 31, 2014. For the year ended December 31, 2013, the Company recorded $4.9 million in amortization of deferred financing fees, leaving $37.1 million of unamortized deferred financing fees related to the Senior Notes on the balance sheet as of December 31, 2013.

Interest expense on the Senior Notes, excluding expense relating to the amortization of deferred financing fees, was $110.6 million and $106.9 million for the years ended December 31, 2014 and 2013, respectively. Cash paid for interest on the Senior Notes was $115.4 million and $58.6 million for the years ended December 31, 2014 and 2013, respectively.

Accounts Receivable Securitization Facility

In August 2010, a VIE in which the Company is the primary beneficiary, Styron Receivable Funding Ltd. (“SRF”), executed an agreement for an accounts receivable securitization facility (“Accounts Receivable Securitization Facility”). The initial facility permitted borrowings by one of the Company’s subsidiaries, Styron Europe GmbH (“SE”), up to a total of $160.0 million. Under the facility, SE sells its accounts receivable from time to time to SRF. In turn, SRF may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash. The Company has agreed to continue servicing the receivables for SRF. Upon the sale of the interests in the accounts receivable by SRF, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries.

Since its inception, the Company has from time to time amended and restated the Accounts Receivable Securitization Facility. In May 2011, the facility was amended to allow for the expansion of the pool of eligible accounts receivable to include a previously excluded German subsidiary. In May 2013, the Company further amended the facility, increasing its borrowing capacity from $160.0 million to $200.0 million, extending the maturity date to May 2016 and allowing for the expansion of the pool of eligible accounts receivable to include previously excluded U.S. and The Netherlands subsidiaries. As a result of the amendment, the Company incurred $0.7 million in fees, which were capitalized in “Deferred charges and other assets” within the consolidated balance sheets and are being amortized into “Interest expense, net” within the consolidated statements of operations using the straight-line method over the remaining term.

The Accounts Receivable Securitization Facility is subject to interest charges against the amount of outstanding borrowings as well as the amount of available, but undrawn borrowings. As a result of the amendment to our Accounts Receivable Securitization Facility in May 2013, in regards to the outstanding borrowings, fixed interest charges decreased from 3.25% plus variable commercial paper rates to 2.6% plus variable commercial paper rates. In regards to available, but undrawn commitments, fixed interest charges were decreased from 1.50% to 1.40%.

As of December 31, 2014 and 2013, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $136.1 million and $143.8 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Interest expense on the Accounts Receivable Securitization Facility, excluding interest expense relating to the amortization of deferred financing fees, for the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $4.2 million and $4.7 million, respectively, and was recorded in “Interest expense, net” in the consolidated statements of operations.

Unamortized deferred financing fees related to the Accounts Receivable Securitization Facility were $1.9 million and $3.5 million as of December 31, 2014 and 2013, respectively, recorded in “Deferred charges and other assets” within the consolidated balance sheets. These charges are being amortized on a straight-line basis over the term of the facility. The Company recorded $1.4 million, $1.4 million and $1.5 million in amortization of deferred financing fees related to the Accounts Receivable Securitization Facility in “Interest expense, net” within the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Indebtedness

During 2011, the Company entered into two short-term revolving facilities through our subsidiary in China that provided for approximately $28.5 million of uncommitted funds available for borrowings, subject to annual renewal. The Company did not renew one of the short-term revolving facilities, with uncommitted funds of $13.5 million, and there were no outstanding borrowings for that facility as of December 31, 2014 or 2013. The remaining facility, which provides for up to $15.0 million of uncommitted funds available for borrowings, is subject to annual renewal.

Outstanding borrowings under the remaining revolving facility were $7.6 million and $5.1 million as of December 31, 2014 and 2013, respectively. These amounts will be due and payable within 12 months of the balance sheet date. The revolving facility is guaranteed by the Company’s holding company, Trinseo Materials Operating S.C.A. or secured by pledge of certain of the Company’s assets in China. At December 31, 2014 and 2013, the weighted average interest rate of the facility was approximately 0.1% and 0.1%, respectively.

The Senior Secured Credit facility limits the Company’s foreign working capital facilities to an aggregate principal amount of $75.0 million and, based on the 2013 Amendment, further limits our foreign working capital facilities in certain jurisdictions in Asia, including China, to an aggregate principal amount of $25.0 million, except as otherwise permitted by the Senior Secured Credit Facility.

NOTE 11—FOREIGN EXCHANGE FORWARD CONTRACTS

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

During 2012, the Company entered into foreign exchange forward contracts with a notional U.S. dollar equivalent amount of $82.0 million. These contracts were settled in February and May 2013 and no contracts were outstanding as of December 31, 2013. The Company recognized losses of $0.6 million and $4.8 million during the years ended December 31, 2013 and 2012, respectively, related to these contracts.

Beginning in the third quarter of 2014, the Company began to enter into various foreign exchange forward contracts, each with an original maturity of less than three months, and has continued with this program through the end of the year. As of December 31, 2014, the Company had open foreign exchange forward contracts with a net notional U.S. dollar equivalent of $102.5 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2014.

Buy / (Sell)	December 31, 2014
Euro	$239,341
Chinese Yuan	$(100,086)
Swiss Franc	$35,438
Indonesian Rupiah	$(33,020)
British Pound	$(9,910)

Forward contracts are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As a result, these foreign exchange forward contracts are recorded on a net basis, by counterparty within the consolidated balance sheets.

The fair value of open foreign exchange forward contracts amounted to $4.9 million of net unrealized losses and $0.3 million of net unrealized gains as of December 31, 2014, which were recorded in “Accounts payable” and “Accounts receivable, net of allowance”, respectively, in the consolidated balance sheets. The following tables summarize the financial assets and liabilities included in the consolidated balance sheets:

	December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts of Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Foreign exchange forward contracts	$2,037	$(1,739)	$298

	December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Foreign exchange forward contracts	$6,589	$(1,739)	$4,850

The Company had no derivative assets or liabilities outstanding as of December 31, 2013.

As these foreign exchange forward contracts are not designated for hedge accounting treatment, changes in the fair value of underlying instruments are recognized in “Other expense (income), net” in the consolidated statements of operations. The Company recorded losses from settlements and changes in the fair value of outstanding forward contracts of $28.2 million during the year ended December 31, 2014. These losses largely offset net foreign exchange transaction gains of $32.4 million during the year which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these forward exchange forward contracts are included within operating activities in the consolidated statements of cash flows.

For fair value disclosures related to these foreign currency forward contracts, refer to Note 13.

NOTE 12—SHAREHOLDERS’ EQUITY

Common Stock

On May 8, 2012, the Company issued 5.1 million shares of common stock to the Parent with $0.01 nominal value for $22.2 million of proceeds. The proceeds from the issuance were used as equity contribution required under the terms of the Senior Secured Credit Facility in order to cure the covenant default for the period ended March 31, 2012. Also, on August 8, 2012, the Parent received an additional $140.0 million from shareholders and contributed the same amount to the Company through the issuance of 32.1 million shares of common stock with a nominal value of $0.01. The proceeds from the issuance of the common stock were used to repay a portion of the 2011 Term Loans in connection with the 2012 Amendment.

On May 30, 2014, the Company amended its Articles of Association to effect a 1-for-436.69219 reverse split of its issued and outstanding common stock and to increase its authorized shares of common stock to 50.0 billion. Pursuant to the reverse split, every 436.69219 shares of the Company’s then issued and outstanding common stock was converted into one share of common stock. The reverse split did not change the par value of the Company’s common stock. These consolidated financial statements and accompanying footnotes have been retroactively adjusted to give effect to the reverse split.

On June 17, 2014, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. The number of ordinary shares at closing included 1,500,000 of shares sold pursuant to the underwriters’ over-allotment option. The Company received cash proceeds of $203.2 million from this transaction, net of underwriting discounts. These net proceeds were used by the Company for: i) the July 2014 repayment of $132.5 million in aggregate principal amount of the 8.750% Senior Notes due 2019, together with accrued and unpaid interest thereon of $5.2 million and a call premium of $4.0 million (see Note 10); ii) the payment of approximately $23.3 million in connection with the termination of the Advisory Agreement with Bain Capital (see Note 18); iii) the payment of approximately $5.1 million of advisory, accounting, legal and printing expenses directly related to the offering which were recorded as a reduction to additional paid-in capital in the consolidated balance sheets; and iv) general corporate purposes.

NOTE 13—FAIR VALUE MEASUREMENTS

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2014. As discussed in Note 11, there were no open foreign exchange forward contracts as of December 31, 2013, and as such, there were no balances to be recorded at fair value at that date.

	December 31, 2014
Assets (Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$298	$—	$298
Foreign exchange forward contracts—(Liabilities)	—	(4,850)	—	(4,850)

Total fair value	$—	$(4,552)	$—	$(4,552)

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2014 and 2013, respectively:

	As of December 31, 2014	As of December 31, 2013
Senior Notes (Level 2)	$1,212,045	$1,366,406

Total fair value	$1,212,045	$1,366,406

There were no other significant financial instruments outstanding as of December 31, 2014 and December 31, 2013.

NOTE 14—INCOME TAXES

Income (loss) before income taxes earned within and outside the United States is shown below:

	Year Ended December 31,
	2014	2013	2012
United States	$17,522	$25,228	$49,193
Outside of the United States	(65,135)	(25,597)	(1,351)

Income (loss) before income taxes	$(47,613)	$(369)	$47,842

The provision for (benefit from) income taxes is composed of:

	December 31, 2014			December 31, 2013			December 31, 2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$2,101	$(2,536)	$(435)	$8,617	$1,252	$9,869	$5,094	$8,070	$13,164
U.S. state and other	295	3	298	820	70	890	229	1,174	1,403
Non-U.S.	12,490	7,366	19,856	8,197	2,893	11,090	7,503	(4,510)	2,993

Total	$14,886	$4,833	$19,719	$17,634	$4,215	$21,849	$12,826	$4,734	$17,560

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2014	2013	2012
Taxes at U.S. statutory rate(1)	$(16,664)	$(129)	$16,745
State and local income taxes	571	603	1,493
Non U.S. statutory rates, including credits	899	(4,988)	(5,185)
U.S. tax effect of foreign earnings and dividends	(2,112)	(942)	(2,890)
Unremitted earnings	(189)	(157)	3,087
Change in valuation allowances	14,679	16,430	(8,780)
Uncertain tax positions	(2,818)	(1,465)	1,882
Withholding taxes on interest and royalties	3,652	2,992	7,064
U.S. manufacturing deduction	—	(229)	(1,057)
Provision to return adjustments	260	3,814	(3,943)
Stock-based compensation	3,343	3,112	2,466
Non-deductible interest	5,401	5,258	5,203
Non-deductible other expenses	15,589 (2)	1,573	2,004
Government subsidy income	—	(4,219)	—
Impact on foreign currency exchange	(2,643)	71	291
Other—net	(249)	125	(820)

Total provision for income taxes	$19,719	$21,849	$17,560

Effective tax rate	(41)%	(5,921)%	37%

(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company.
(2)	Non-deductible other expenses in 2014 include the tax effect of fees incurred for the termination of the Latex JV Option Agreement with Dow and a portion of the fees incurred in connection with the termination of the Advisory Agreement with Bain Capital. See Note 18 for further discussion.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Tax loss and credit carry forwards	$62,142	$—	$40,007	$—
Unremitted earnings	—	9,273	—	9,462
Unconsolidated affiliates	11,761	—	12,257	—
Other accruals and reserves	11,536	—	13,556	—
Property, plant and equipment	—	42,715	—	45,314
Goodwill and other intangible assets	15,791	—	23,452	—
Deferred financing fees	6,366	—	6,973	—
Employee benefits	41,186	—	31,858	—

	148,782	51,988	128,103	54,776
Valuation allowance	(66,920)	—	(50,404)	—

Total	$81,862	$51,988	$77,699	$54,776

At December 31, 2014 and 2013, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated. Operating loss carryforwards amounted to $227.8 million in 2014 and $146.2 million in 2013. At December 31, 2014, $13.1 million of the operating loss carryforwards were subject to expiration in

2015 through 2019, and $214.7 million of the operating loss carryforwards expire in years beyond 2019 or have an indefinite carryforward period.

The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in Luxembourg and Australia, of $66.9 million at December 31, 2014 and $50.4 million at December 31, 2013.

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2011	$25,431
Increases related to current year tax positions	6,757
Decreases related to prior year tax positions	(2,109)

Balance as of December 31, 2012	$30,079
Increases related to current year tax positions	1,225
Decreases related to prior year tax positions	(4,405)

Balance as of December 31, 2013	$26,899
Increases related to current year tax positions	187
Decreases related to prior year tax positions	(6,701)

Balance as of December 31, 2014	$20,385

The Company recognized interest and penalties of less than $0.1 million, $0.7 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, which was included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2014 and 2013, the Company has $1.8 million and $2.0 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $16.1 million will impact the Company’s effective tax rate.

As a majority of the Company’s legal entities had no significant activity prior to or were formed in 2010, only the 2010 tax year and forward is subject to examination in the majority of jurisdictions, except for China, Hong Kong, and Indonesia where tax years between 2007 and 2009 remain subject to examination. Pursuant to the terms of the Purchase Agreement, the Company has been indemnified from and against any taxes for or with respect to any periods prior to the Acquisition.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leased Property

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines, and equipment under operating leases. Rental expense for these leases was $15.9 million, $16.2 million and $17.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

Year	Annual Commitment
2015	$8,040
2016	5,510
2017	3,159
2018	2,780
2019	2,778
2020 and beyond	12,664

Total	$34,931

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. At December 31, 2014 and December 31, 2013, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the Styron sales and purchase agreement, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut, Dalton, Georgia, and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, Terneuzen, The Netherlands, and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

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

There were no amounts recorded in the consolidated statement of operations relating to environmental remediation for the years ended December 31, 2014, 2013, and 2012.

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from 1 to 6 years. The following table presents the fixed and determinable portion of the obligation under the Company’s purchase commitments as of December 31, 2014 (in millions):

Year	Annual Commitment
2015	$1,299
2016	1,292
2017	1,421
2018	1,214
2019	1,239
Thereafter	1,205

Total	$7,670

In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the obligations shown in the table above.

The Company has service agreements with Dow and Bain Capital, some of which contain fixed annual fees. See Note 18 for further discussion.

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

NOTE 16—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

The majority of the Company’s employees are participants in various defined benefit pension and other postretirement plans which are administered and sponsored by the Company.

In connection with the Acquisition, the Company and Dow entered into affiliation agreements in certain jurisdictions (the “Affiliation Agreements”) allowing employees who transferred from Dow to the Company as of June 17, 2010 to remain in the Dow operated pension plans (“Dow Plans”) until the Company established its own pension plan. The Company then made the required employer contribution amounts to the Dow Plans for the Company’s employees and the related pension benefit obligations for the Company’s employees have been accumulating in the Dow Plans since the Acquisition Date. Since June 2010, the Dow Plans originally established in those jurisdictions, were gradually legally separated into the Company’s self administered and sponsored plans until the Affiliation Agreements ended on December 31, 2012.

In Switzerland and The Netherlands, all remaining employees of the Company who were previously participants of the Dow Plans transferred to separately administered and sponsored pension plans of the Company effective January 1, 2013 (the “Successor Plans”). The benefit obligation and related plan assets in the Dow Plans belonging to the Company’s employees were transferred to the Successor Plans. As a result of the transfer, the Company recognized prior service credits and net losses of approximately $13.0 million and $1.4 million, respectively in other comprehensive income during the year ended December 31, 2013.

Company employees who were not previously associated with the acquired pension and postretirement plans are generally not eligible for enrollment in these plans. Pension benefits are typically based on length of service and the employee’s final average compensation.

Other Postretirement Benefits

The Company, either through a Company benefit plan or government-mandated benefits, provides certain health care and life insurance benefits applicable primarily to Dow-heritage retired employees in Brazil, The Netherlands, and the U.S.

In the U.S., the plan provides for health care benefits, including hospital, physicians’ services, drug and major medical expense coverage. In general, the plan applies to employees hired by Dow before January 1, 2008 and transferred to the Company in connection with the Acquisition, and who are at least 50 years old with 10 years of service. The plan allows for spouse coverage as well. If an employee was hired on or before January 1, 1993, the coverage extends past age 65. For employees hired after January 1, 1993 but before January 1, 2008, coverage ends at age 65. The Company reserves the right to modify the provisions of the plan at anytime, including the right to terminate, and does not guarantee the continuation of the plan or its provisions.

In Brazil, the Company provides an insured medical benefit to all employees and eligible dependents under Brazil’s healthcare legislation, which grants the right to employees (and their beneficiaries) who have contributed towards the medical plan to extend medical coverage upon retirement or in case of involuntary dismissal. The extended medical plan must include the same level of coverage and other conditions offered to active employees, whereas former employees must assume 100% of the premium cost. Prior to 2014, the Company had not accrued for the postretirement benefits owed under this plan. As a result, for the year ended December 31, 2014, a $2.7 million liability was recorded, which includes an adjustment related to the original purchase price allocation from the Acquisition as a portion of this obligation was assumed from Dow. The impact of this adjustment was a $1.7 million increase to goodwill and $1.0 million of net periodic benefit costs, net of currency remeasurement gains, incurred from the date of the Acquisition through December 31, 2013. The Company does not believe these adjustments are material to the current or any prior period financial statements.

In The Netherlands, the Company provided postretirement medical benefits to Dow-heritage employees who transferred to the Company in connection with the Acquisition. The Company ceased providing these benefits effective January 1, 2015. As a result, the Company recognized approximately $1.5 million of curtailment gain for the year ended December 31, 2014.

Assumptions

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Pension Plan Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	2.01%	3.30%	3.05%	3.30%	3.05%	4.49%
Rate of increase in future compensation levels	2.71%	2.86%	2.69%	2.86%	2.69%	2.64%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	2.83%	2.44%	4.09%

The weighted-average assumptions used to determine other postretirement benefit (“OPEB”) obligations and net periodic benefit costs are provided below:

	OPEB Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	6.40%	4.72%	3.93%	6.69%	3.93%	5.08%
Initial health care cost trend rate	8.05%	6.67%	7.00%	6.67%	7.00%	7.33%
Ultimate health care cost trend rate	5.43%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2021	2019	2019	2019	2019	2019

The discount rate utilized to measure the pension and other postretirement benefit plans is based on the yield of high-quality fixed income debt instruments at the measurement date. Future expected, actuarially determined cash flows of the plans are matched against a yield curve to arrive at a single discount rate for each plan.

The expected long-term rate of return on plan assets is determined by performing a detailed analysis of key economic and market factors driving historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The historical experience with the pension fund asset performance is also considered.

A one-percentage point change in the assumed health care cost trend rate would have had a nominal effect on both service and interest costs, but would result in an approximate $1.0 million impact to the projected benefit obligation.

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Defined Benefit Pension Plans					Other Postretirement Benefit Plans
	December 31,					December 31,
	2014		2013		2012	2014		2013	2012
Net periodic benefit cost
Service cost	$14,097		$13,866		$10,054	$1,048	(6)	$283	$252
Interest cost	7,687		6,482		6,475	1,189	(6)	262	275
Expected return on plan assets	(2,427)		(1,710)		(2,251)	—		—	—
Amortization of prior service cost (credit)	(1,002)		(989)		142	102		—	—
Amortization of net (gain) loss	2,557		3,093		(630)	(45	)(6)	—	(9)
Settlement and curtailment (gain) loss	1,517	(1)	2,122	(2)	(247)	(1,507	)(3)	—	—

Net periodic benefit cost (income)	$22,429		$22,864		$13,543	$787		$545	$518

Amounts recognized in other comprehensive income (loss)
Net loss (gain)	$56,318		$6,170		$65,303	$1,263	(6)	$(1,354)	$677
Amortization of prior service (cost) credit	1,002		989		(142)	(102)		—	—
Amortization of net gain (loss)	(2,557)		(3,093)		630	45	(6)	—	9
Settlement and curtailment gain (loss)	(1,517)		(2,122)		247	(242)		—	—
Prior service cost (credit)	(12,706	)(4)	(12,992	)(5)	—	—		730	—

Total recognized in other comprehensive income (loss)	40,540		(11,048)		66,038	964		(624)	686
Net periodic benefit cost (income)	22,429		22,864		13,543	787		545	518

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$62,969		$11,816		$79,581	$1,751		$(79)	$1,204

(1)	This amount represents settlement losses from one of the Company’s defined benefit plans in Switzerland due to the termination of certain employees during the year, which resulted in a loss recognized in the year ended December 31, 2014 due to a charge against the unamortized net loss recorded in other comprehensive income.
(2)	This amount represents a curtailment loss from one of the Company’s defined benefit plans in Germany due to the reduction or cessation of benefit accruals for certain employees’ future services. The adjustment in the benefit obligation from the curtailment resulted in a loss recognized during the year ended December 31, 2013 due to a charge against the unamortized net loss recorded in other comprehensive income.
(3)	This amount represents a curtailment gain from the Company’s other postretirement benefit plan in The Netherlands, due to the cessation of retiree medical benefit accruals effective January 1, 2015.
(4)	This adjustment was made to the Company’s pension plan in The Netherlands to reflect the introduction of a salary cap and lower accrual rate on pension benefits as a result of tax law changes effective January 1, 2015. The impact of the change resulted in an adjustment to prior service credit in other comprehensive income as of December 31, 2014, which will be amortized to net periodic benefit cost over the estimated remaining service period of the employees.
(5)	This is primarily related to the transfer of all remaining employees who were previously participants in the Dow Plans in Switzerland and The Netherlands to Company Successor Plans effective January 1, 2013, as discussed above.
(6)	These amounts include the prior period net periodic cost and other comprehensive income components of the postretirement benefits in Brazil recognized during 2014, as discussed above.

The changes in the pension benefit obligations and the fair value of plan assets and the funded status of all significant plans for the year ended December 31, 2014 and 2013 were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2014	2013	2014	2013
Change in projected benefit obligations
Benefit obligation at beginning of period	$237,914	$231,437	$6,660	$6,666
Service cost	14,097	13,866	1,048	283
Interest cost	7,687	6,482	1,189	262
Plan participants’ contributions	2,385	1,831	—	—
Actuarial changes in assumptions and experience	72,470	(10,376)	1,263	(1,354)
Benefits paid	(900)	(3,362)	—	—
Benefit payments by employer	(1,428)	(1,367)	—	—
Acquisitions/Divestiture	—	(333)	1,679 (7)	—
Plan amendments	(12,706)	(12,992)	—	730
Curtailments	—	2,124	(1,743)	—
Settlements	(6,783)	(1,633)	—	—
Other	614	4,576	—	—
Currency impact	(33,259)	7,661	(1,019)	73

Benefit obligation at end of period	$280,091	$237,914	$9,077	$6,660

Change in plan assets
Fair value of plan assets at beginning of period	$81,347	$72,350	$—	$—
Actual return on plan assets(8)	18,580	(12,713)	—	—
Settlements	(6,783)	(1,633)	—	—
Employer contributions	9,446	17,665	—	—
Plan participants’ contributions	2,385	1,831	—	—
Benefits paid	(2,239)	(3,609)	—	—
Other	614	4,576	—	—
Currency impact	(10,780)	2,880	—	—

Fair value of plan assets at end of period	92,570	81,347	—	—

Funded status at end of period	$(187,521)	$(156,567)	$(9,077)	$(6,660)

(7)	The amount represents an adjustment to the original purchase price allocation from the Acquisition as a portion of the postretirement benefits obligation recorded in Brazil was assumed from Dow.
(8)	The fair values of certain plan assets as of December 31, 2014 and 2013 were determined using cash surrender values provided under the insurance contracts which took effect on January 1, 2013. The resulting change in the fair value of plan assets due to the use of cash surrender values was included as “return on plan assets”.

The net amounts recognized in the balance sheet as of December 31, 2014 and 2013 were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2014	2013	2014	2013
Net amounts recognized in the balance sheets at December 31
Current liabilities	$(1,604)	$(1,599)	$(70)	$(26)
Noncurrent liabilities	(185,917)	(154,968)	(9,007)	(6,634)

Net amounts recognized in the balance sheet	$(187,521)	$(156,567)	$(9,077)	$(6,660)

Accumulated benefit obligation at the end of the period	$220,277	$178,987	$9,077	$6,660

Pretax amounts recognized in AOCI at December 31:
Net prior service cost (credit)	$(21,386)	$(9,682)	$628	$730
Net gain (loss)	97,127	44,883	(266)	(1,332)

Total at end of period	$75,741	$35,201	$362	$(602)

Approximately $5.7 million and $1.7 million of net loss and net prior service credit, respectively, for the defined benefit pension plans and $0.1 million of net prior service cost, respectively, for other postretirement benefit plans will be amortized from accumulated other comprehensive income (“AOCI”) to net periodic benefit cost in 2015.

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

	2015	2016	2017	2018	2019	2020 through 2024	Total
Defined benefit pension plans	$3,635	$4,193	$4,402	$4,819	$4,786	$35,747	$57,582
Other postretirement benefit plans	72	105	145	195	260	2,652	3,429

Total	$3,707	$4,298	$4,547	$5,014	$5,046	$38,399	$61,011

Estimated contributions to the defined benefit pension plans in 2015 are $12.2 million.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2014 and December 31, 2013:

Projected Benefit Obligation Exceeds the Fair Value of Plan Assets	December 31,
	2014	2013
Projected benefit obligations	$280,091	$237,914
Fair value of plan assets	$92,570	$81,347

Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets	December 31,
	2014	2013
Accumulated benefit obligations	$177,496	$152,056
Fair value of plan assets	$44,382	$50,004

Plan Assets

Prior to 2013, plan assets specific to the Dow Plans consisted primarily of receivables from Dow, which were based on a contractually determined proportion of Dow’s plan assets. Dow’s underlying plan assets consisted of equity and fixed income securities of U.S. and foreign issuers and insurance contracts, and may have included alternative investments such as real estate and private equity. Effective January 1, 2013, all remaining employees of the Company who were previously participating in Dow Plans were transferred to the Successor Plans. The related assets were also transferred to the Successor Plans and invested into insurance contracts that provide for guaranteed returns. As of December 31, 2014 and 2013, respectively, plan assets totaled $92.6 million and $81.3 million, consisting of investments in insurance contracts.

Investments in the pension plan insurance were valued utilizing unobservable inputs, which are contractually determined based on cash surrender values, returns, fees, and the present value of the future cash flows of the contracts.

Insurance contracts and Dow receivables (in 2013) are classified as Level 3 investments. Changes in the fair value of these level 3 investments during the years ended December 31, 2014 and 2013 are included in the “Change in plan assets” table above.

Concentration of Risk

The Company mitigates the credit risk of investments by establishing guidelines with investment managers that limit investment in any single issue or issuer to an amount that is not material to the portfolio being managed. These guidelines are monitored for compliance both by the Company and external managers. Credit risk related to derivative activity is mitigated by utilizing multiple counterparties and through collateral support agreements.

Supplemental Employee Retirement Plan

The Company established a non-qualified supplemental employee retirement plan in 2010. The net benefit costs recognized for the years ended December 31, 2014, 2013, and 2012 were $1.3 million, $2.3 million, and $2.6 million, respectively. As of December 31, 2012, the Company had a change in the plan assumptions, which resulted in an actuarial loss of approximately $2.2 million, net of tax of $1.4 million. The amount was recognized in the other comprehensive income. There were no further significant changes in plan assumptions as of December 31, 2014. Benefit obligations under this plan were $13.2 million and $12.7 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the amounts of net loss included in AOCI were $2.0 million and $2.9 million, respectively, with $0.8 million and $0.7 million amortized from AOCI into net periodic benefit costs during the years ended December 31, 2014 and 2013, respectively. Approximately $0.8 million is expected to be amortized from AOCI into net periodic benefit cost in 2015.

Based on the Company’s current estimates, the estimated future benefit payments under this plan, reflecting expected future service, as appropriate, are presented in the following table:

	2015	2016	2017	2018	2019	Thereafter	Total
Supplemental employee retirement plan	$—	$—	$13,562	$—	$—	$—	$13,562

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including Australia, China, Brazil, Hong Kong, Korea, The Netherlands, Taiwan and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. For the years ended December 31, 2014, 2013, and 2012, respectively, the Company contributed $6.8 million, $6.3 million, and $7.0 million to the defined contribution plans.

NOTE 17—STOCK-BASED COMPENSATION

Restricted Stock Awards issued by the Parent

On June 17, 2010, the Parent authorized the issuance of up to 750,000 shares in time-based and performance-based restricted stock to certain key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent. With the adoption of the Company’s 2014 Omnibus Incentive Plan (see discussion below), no further restricted stock awards will be issued by the Parent on behalf of the Company.

Time-based Restricted Stock Awards

The time-based restricted stock awards issued by the Parent contain a service-based condition that requires continued employment with the Company. Generally, these awards vest over three to five years of service, with a portion (20% to 40%) cliff vesting after the first one or two years. The remaining portion of the awards vest ratably over the subsequent service period, subject to the participant’s continued employment with the Company, and vest automatically upon a change in control of the Company, excluding a change in control related to an IPO. Should a participant’s termination occur within a defined timeframe due to death or permanent disability, a termination of the participant by the Company or one of its subsidiaries without cause, or the participant’s voluntary resignation for good reason, the portion of awards that are subject to time-based vesting that would have vested on the next regular vesting date will accelerate and vest on a pro rata basis, based on the number of full months between the last regular vesting date and the termination date.

The Parent has a call right that gives it the option, but not the obligation, to repurchase vested stock at the then current fair value upon an employee’s termination, or at cost in certain circumstances. During the year-ended December 31, 2013, as the result of certain employee terminations, the Parent repurchased a total of 3,372 previously vested time-based restricted stock awards at cost, resulting in a $0.9 million favorable adjustment to stock-based compensation expense. No such events occurred in 2014 or 2012.

Total compensation expense for time-based restricted stock awards was $7.0 million, $8.3 million, and $4.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Compensation expense recognized for the year ended December 31, 2012 includes certain adjustments, which resulted in a reduction of expense of approximately $2.5 million. The adjustments relate to the correction of prior period grant date fair values of time-based and performance-based restricted stock awards and the correction of prior period grant service based stock award vesting periods. The Company does not believe these adjustments were material to the 2012 or previous period financial statements.

As of December 31, 2014, there was $4.9 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table summarizes the activity in the Parent’s time-based restricted stock awards during the year ended December 31, 2014:

Time-based restricted stock	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2013	131,190	$164.97
Granted	—	—
Vested	(66,143)	163.03
Forfeited	(2,499)	135.21

Unvested, December 31, 2014	62,548	$172.64

The following table summarizes the weighted-average grant date fair value per share of time-based restricted stock awards granted during the years ended December 31, 2014, 2013, and 2012, as well as the total fair value of awards vested during those periods:

	Time-Based Restricted Stock
	Weighted-Average Grant Date Fair Value per Share of Grants during Period		Total Fair Value of Awards Vested during Period
Year Ended December 31, 2014	N/A	(1)	$10,783
Year Ended December 31, 2013	$155.40		$6,795
Year Ended December 31, 2012	$204.32		$9,100

(1)	There were no grants of time-based restricted stock awards by the Parent during the year-ended December 31, 2014.

Modified Time-based Restricted Stock Awards

In periods prior to June 2014, the performance-based restricted stock awards contained provisions wherein vesting was subject to the full satisfaction of both time and performance vesting criterion. The performance component of the awards could only be satisfied if certain targets were achieved based on various returns realized by the Company’s shareholders on a change in control or an IPO. The time vesting requirements for the performance-based restricted stock awards generally vested in the same manner as the related time-based award. Prior to the Company’s IPO in June 2014, the Company had not recorded any compensation expense related to these awards as the likelihood of achieving the existing performance condition of a change in control or IPO was not deemed to be probable.

On June 10, 2014, prior to the completion of the Company’s IPO, the Parent entered into agreements to modify the outstanding performance-based restricted stock awards held by the Company’s employees to remove the performance-based vesting condition associated with such awards related to the achievement of certain investment returns (while maintaining the requirement for a change in control or IPO). This modification also changed the time-based vesting requirement associated with such shares to provide that any shares which would have satisfied the time-based vesting condition previously applicable to such shares on or prior to June 30, 2017 will instead vest on June 30, 2017, subject to the holder remaining continuously employed by the Company through such date. Any such shares that are subject to a time-based vesting condition beyond June 30, 2017 will remain subject to the time-based vesting condition previously applicable to such awards. Henceforth, these awards will be described as the Company’s modified time-based restricted stock awards.

On June 17, 2014, with the completion of the Company’s IPO, the remaining performance condition associated with these modified time-based restricted stock awards was achieved. As a result, the Company began recognizing compensation expense on these awards based on the vesting described above. Total compensation expense recognized for modified time-based restricted stock awards was $2.5 million for the year ended December 31, 2014.

As of December 31, 2014, there was $9.3 million of total unrecognized compensation cost related to modified time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the activity in the Parent’s modified time-based restricted stock awards during the year ended December 31, 2014:

Modified time-based restricted stock	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2013	118,123	$131.83
Granted*	—	—
Vested*	—	—
Forfeited*	(10,068)	97.45

Unvested, June 10, 2014*	108,055	$115.30
Granted	—	—
Vested	(775)	115.30
Forfeited	—	—

Unvested, December 31, 2014	107,280	$115.30

*	Represents activity and balances during the current year prior to the June 2014 modification discussed above. Note that the fair value of all unvested awards was adjusted to reflect the updated fair value per share upon modification.

The following table summarizes the weighted-average grant date fair value per share of modified time-based restricted stock awards (named performance-based awards, prior to June 2014 modification) granted during the years ended December 31, 2014, 2013, and 2012, as well as the total fair value of awards vested during those periods:

	Modified Time-Based Restricted Stock
	Weighted-Average Grant Date Fair Value per Share of Grants during Period		Total Fair Value of Awards Vested during Period
Year Ended December 31, 2014	N/A	(1)	$—
Year Ended December 31, 2013	$114.50		$—
Year Ended December 31, 2012	$170.43		$—

(1)	There were no grants of performance-based restricted stock awards (or modified time-based restricted stock awards) by the Parent during the year-ended December 31, 2014.

Fair Value Assumptions for Restricted Stock Award Grants

There were no grants by the Parent of time-based, performance-based, or modified time-based restricted stock awards during the year-ended December 31, 2014. However, as a result of the above-described June 2014 modification, the fair value of all modified time-based restricted stock awards was calculated as of the modification date. The fair values of time-based, modified time-based, and performance-based restricted stock awards (in prior years) were estimated on the date of grant using a combination of a call option and digital option model that uses assumptions about expected volatility, risk-free interest rates, the expected term, and dividend yield. In prior year valuations, the expected term for performance-based awards considered management’s probability-weighted estimate of the expected time until a change in control or IPO as well as the time until a performance condition would be met. The expected term for time-based and modified time-based awards considered both the service conditions of vesting of the awards, as well as management’s probability-weighted estimate of the expected liquidity horizon. The expected volatilities were based on a combination of implied and historical volatilities of a peer group of companies, as the Company was a non-publicly traded company prior to the IPO. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the awards. The expected dividend yield was based on an assumption that no dividends are expected to be approved in the near future.

The following are the weighted average assumptions used for grants during the years ended December 31, 2013, and 2012, respectively, and for valuation of the modified time-based awards in June 2014:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	65.0%	73.25%	75.71%
Risk-free interest rate	1.54%	0.52%	0.58%
Expected term (in years) for performance-based shares	N/A	3.85	3.85
Expected term (in years) for time-based and modified time-based shares	4.50	9.21	10.32

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

In connection with the IPO, two of the Company’s newly appointed independent directors (Messrs. Cote and De Leener) each received a grant of 4,736 restricted stock units, respectively, under the 2014 Omnibus Plan each with a grant date fair value of $0.1 million. These awards will vest in full on the first anniversary of the date of grant, subject to the director’s continued service as a member of the Company’s board through such date. Total compensation expense for these restricted stock units was $0.1 million for the year ended December 31, 2014.

Shareholder distribution and share redemption

On February 3, 2011, the Company used a portion of the proceeds from the 2011 Term Loans to pay a distribution to the shareholders of the Parent, including investment funds advised or managed by Bain Capital, Dow and certain executives, through the redemption of certain classes of the Parent’s shares. The shares redeemed included a portion of the outstanding unvested time-based and performance-based restricted stock awards as well as a portion of the issued and outstanding restricted stock.

For certain employees, a portion or all of this distribution attributable to unvested time-based and performance-based restricted awards was withheld and put in escrow, to be paid out two years from the employees’ date of hire, subject to the participant’s continued employment with the Company. The amounts held in escrow vest ratably over the two year period of time after the employee’s hire date. At the date of the redemption, the Parent recorded a liability to reflect the amount held in escrow each employee had already vested in as of the date of the redemption. Compensation expense on the unvested amount of the distribution withheld in escrow was recognized ratably over the remaining service period from the time of the redemption. Total compensation expense for these liability awards was less than $0.1 million, and $0.9 million for the years ended December 31, 2013, and 2012, respectively. As of December 31, 2013, there was no remaining unrecognized compensation cost related to these liability awards, and therefore, no amounts were recognized for the year ended December 31, 2014.

Management Retention Awards

During the year ended December 31, 2012, the Parent agreed to retention awards with certain officers. These awards generally vest over one to four years, and are payable upon vesting subject to the participant’s continued employment with the Company on the vesting date. Compensation expense related to these retention awards is equivalent to the value of the award, and is being recognized ratably over the applicable service period. Total compensation expense for these retention awards was $0.9 million, $1.4 million, and $2.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $0.4 million in unrecognized compensation cost related to these retention awards, which is expected to be recognized over a period of 1.1 years.

Parent Company Restricted Stock Sales

During the year ended December 31, 2013, the Parent sold 779 shares of non-transferable restricted stock to certain employees, all of which were sold at a purchase price less than the fair value of the Parent’s common stock. As a result, during the year ended December 31, 2013, the Company recorded compensation expense of approximately $0.2 million related to these restricted stock sales. There were no restricted stock sales during the years ended December 31, 2014 and 2012. The restricted stock may not be transferred without the Parent’s consent except for a sale to the Parent or its investors in connection with a termination or on an IPO or other liquidation event.

Summary of Stock-based Compensation Expense

The amount of stock-based compensation expense recorded within “Selling, general and administrative expenses” in the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012, respectively, was as follows:

	Year Ended December 31,
	2014	2013	2012
Time-based Restricted Stock Awards	$7,037	$8,346	$4,192
Modified Time-based Restricted Stock Awards	2,469	—	—
Restricted Stock Units- under 2014 Omnibus Plan	100	—	—
Liability awards	50	46	861
Management Retention Awards	896	1,416	2,275
Parent Company Restricted Stock Sales	—	171	—

Total stock-based compensation expense	$10,552	$9,979	$7,328

NOTE 18—RELATED PARTY AND DOW TRANSACTIONS

In conjunction with the Acquisition, the Company entered into certain agreements with Dow, including a five-year Master Outsourcing Services Agreement (“MOSA”) and certain Site and Operating Service Agreements. The MOSA provides for ongoing services from Dow in areas such as information technology, human resources, finance, environmental health and safety, training, supply chain and purchasing. Effective June 1, 2013, the Company entered into a Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”). The SAR MOSA replaces, modifies and extends the earlier MOSA, extending the term through December 31, 2020 and which automatically renews for two year periods unless either party provides six months’ notice of non-renewal to the other party. The services provided pursuant to the SAR MOSA generally are priced per function, and the Company has the ability to terminate the services or any portion thereof, for convenience any time after June 1, 2015, subject to payment of termination charges. Services which are “highly integrated” follow a different process for evaluation and termination. In addition, either party may terminate for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured, or by Dow in the event of our failure to pay for the services thereunder. In the event of a change of control, as defined in the agreement, Dow has the right to terminate the SAR MOSA. As of December 31, 2014, the estimated minimum contractual obligations under the SAR MOSA, excluding the impacts of inflation, are $20.0 million through June 2015 and $32.0 million thereafter.

In addition, the Company entered into certain Site and Operating Service Agreements. Under the Site Services Agreements (“SSAs”), Dow provides the Company utilities and other site services for Company-owned plants. Under the Operating Services agreements the Company provides services to Dow and receives payments for the operation of a Dow-owned plant. Similar to the above SAR MOSA, effective June 1, 2013, the Company entered into Second Amended and Restated Site Services Agreements (“SAR SSAs”). The SAR SSAs replace, modify and extend the original SSAs. These agreements generally have 25-year terms, with options to renew. These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause, including a bankruptcy, liquidation or similar proceeding by the other party, or under certain circumstances for a material breach which is not cured. In addition, the Company may terminate for convenience any services that Dow has agreed to provide that are identified in any site services agreement as “terminable” with 12 months prior notice to Dow, dependent upon whether the service is highly integrated into Dow operations. Highly integrated services are agreed to be nonterminable. With respect to “nonterminable” services that Dow has agreed to provide to the Company, such as electricity and steam, the Company generally cannot terminate such services prior to the termination date unless the Company experiences a production unit shut down for which Dow is provided with 15-months prior notice, or upon payment of a shutdown fee. Upon expiration or termination, the Company would be obligated to pay a monthly fee to Dow, which obligation extends for a period of 45 (in the case of expiration) to 60 months (in the case of termination) following the respective event of each site services agreement. The agreements under which Dow receives services from the Company may be terminated under the same circumstances and conditions.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred a total of $282.5 million, $303.2 million and $317.6 million in expenses under these agreements, respectively, including $233.7 million, $235.1 million and $214.5 million, for both the variable and fixed cost components of the Site Service Agreements, respectively, and $48.8 million, $68.1 million and $103.1 million covering all other agreements, respectively.

In connection with the Acquisition, certain of the Company’s affiliates entered into a latex joint venture option agreement (the “Latex JV Option Agreement”) with Dow, pursuant to which Dow was granted an irrevocable option to purchase 50% of the issued and outstanding interests in a joint venture to be formed by Dow and the Company’s affiliates with respect to the SB Latex business in Asia, Latin America, the Middle East, Africa, Eastern Europe, Russia and India. On May 30, 2014, the Company’s affiliates entered into an agreement with Dow to terminate the Latex JV Option Agreement, Dow’s rights to the option, and all other obligations thereunder, in exchange for a termination payment of $32.5 million. This termination payment was made on May 30, 2014, and the termination of the Latex JV Option Agreement became effective as of such date. This termination payment was recorded as an expense within “Other expense (income), net” in the consolidated statements of operations for the year ended December 31, 2014.

In addition, the Company has transactions in the normal course of business with Dow and its affiliates. For the years ended December 31, 2014, 2013, and 2012, sales to Dow and its affiliated companies were approximately $343.8 million, $294.7 million and $311.4 million, respectively. For the years ended December 31, 2014, 2013, and 2012, purchases (including MOSA and SSA services) from Dow and its affiliated companies were approximately $2,196.0 million, $2,336.5 million and $2,654.7 million, respectively.

As of December 31, 2014 and 2013, receivables from Dow and its affiliated companies were approximately $18.7 million and $31.6 million, respectively, and are included in “Accounts receivable, net of allowance” in the consolidated balance sheets. As of December 31, 2014 and 2013, payables to Dow and its affiliated companies were approximately $156.9 million and $218.9 million, respectively, and are included in “Accounts payable” in the consolidated balance sheet.

In connection with the Acquisition, the Company entered into the Advisory Agreement wherein Bain Capital provides management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014 and pursuant to the terms of the Advisory Agreement, the Company paid $23.3 million of termination fees representing acceleration of the advisory fees for the remainder of the original term. The termination fee was paid in June 2014 using the proceeds from the IPO, and was recorded as an expense within “Selling, general and administrative expenses” in the consolidated statement of operations for the year ended December 31, 2014. Bain Capital will continue to provide an immaterial level of ad hoc advisory services for the Company going forward. In conjunction with the above, we paid Bain Capital fees (including out-of-pocket expenses) of $2.4 million, $4.7 million, and $4.6 million for the years ended December 31, 2014, 2013, and 2012, respectively (excluding the termination fees noted above).

Bain Capital also provides advice pursuant to a 10-year Transaction Services Agreement with fees payable equaling 1% of the transaction value of each financing, acquisition or similar transaction. In connection with the IPO, Bain Capital received $2.2 million of transaction fees, which were recorded within “Additional paid-in-capital” in the consolidated balance sheets as of December 31, 2014 (see Note 12). Bain Capital also received fees of approximately $13.9 million related to the issuance of the Senior Notes and the amendment to the Senior Secured Credit Facility in January 2013, which were included in the financing fees capitalized and included in “Deferred charges and other assets” in the consolidated balance sheet (see Note 10 for further discussion).

Total fees incurred from Bain Capital for these management and transaction advisory services, including fees related to the Acquisition and the Company’s financing arrangements, were $27.9 million, $18.6 million, and $4.6 million, respectively, for the years ended December 31, 2014, 2013, and 2012.

NOTE 19—SEGMENTS

The Company operates four segments under two principal business units. The Emulsion Polymers business unit includes a Latex segment and a Synthetic Rubber segment. The Plastics business unit includes a Styrenics segment and an Engineered Polymers segment.

The Latex segment produces SB latex primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications. The Synthetic Rubber segment produces synthetic rubber products used predominantly in tires, with additional applications in polymer modification and technical rubber goods, including conveyer and fan belts, hoses, seals and gaskets. The Styrenics and Engineered Polymers segments offer complementary plastics products with formulations developed for durable applications, such as consumer electronics, automotive and construction. Through these two segments, the Company provides a broad set of plastics product solutions to its customers.

	Emulsion Polymers		Plastics
For the year ended	Latex	Synthetic Rubber	Styrenics	Engineered Polymers	Corporate Unallocated	Total
December 31, 2014
Sales to external customers	$1,261,137	$633,983	$2,197,067	$1,035,774	$—	$5,127,961
Equity in earnings (losses) of unconsolidated affiliates	—	—	50,269	(2,520)	—	47,749
EBITDA(1)	93,962	136,985	87,496	5,754
Investment in unconsolidated affiliates	—	—	133,533	34,125	—	167,658
Depreciation and amortization	26,954	32,900	29,456	10,351	4,045	103,706

December 31, 2013
Sales to external customers	$1,341,424	$622,059	$2,305,434	$1,038,497	$—	$5,307,414
Equity in earnings (losses) of unconsolidated affiliates	—	—	39,447	(309)	—	39,138
EBITDA(1)	95,398	113,459	160,724	(9,058)
Investment in unconsolidated affiliates	—	—	118,263	37,624	—	155,887
Depreciation and amortization	26,092	28,937	28,956	7,375	3,836	95,196

December 31, 2012
Sales to external customers	$1,545,064	$701,962	$2,149,202	$1,055,681	$—	$5,451,909
Equity in earnings of unconsolidated affiliates	—	—	27,026	114	—	27,140
EBITDA(1)	125,473	111,051	82,947	31,503
Investment in unconsolidated affiliates	—	—	101,316	38,988	—	140,304
Depreciation and amortization	27,037	18,080	30,618	6,936	2,933	85,604

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Year Ended December 31,
	2014	2013	2012
Total segment EBITDA	$324,197	$360,523	$350,974
Corporate unallocated	(143,181)	(133,658)	(107,557)
Less: Interest expense, net	124,923	132,038	109,971
Less: Provision for income taxes	19,719	21,849	17,560
Less: Depreciation and amortization	103,706	95,196	85,604

Net income (loss)	$(67,332)	$(22,218)	$30,282

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

The Company operates 34 manufacturing plants (which include a total of 81 production units) at 26 sites in 14 countries, inclusive of joint ventures and contract manufacturers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location.

	Year Ended December 31,
	2014	2013	2012
United States
Sales to external customers	$663,425	$665,801	$683,570
Long-lived assets	65,329	73,932	84,992
Europe
Sales to external customers	$3,066,581	$3,186,659	$3,324,064
Long-lived assets	383,311	431,494	449,834
Asia-Pacific
Sales to external customers	$1,196,163	$1,214,093	$1,200,747
Long-lived assets	99,654	92,691	91,885
Rest of World
Sales to external customers	$201,792	$240,861	$243,528
Long-lived assets	8,403	8,310	6,561
Total
Sales to external customers(1)	$5,127,961	$5,307,414	$5,451,909
Long-lived assets(2)(3)	556,697	606,427	633,272

(1)	Sales to external customers in China represented approximately 8%, 8% and 8% of the total for the years ended December 31, 2014, 2013, and 2012, respectively. Sales to external customers in Germany represented approximately 12%, 11% and 10% of the total for the years ended December 31, 2014, 2013, and 2012, respectively. Sales to external customers in Hong Kong represented approximately 11%, 10% and 9% of the total for the years ended December 31, 2014, 2013, and 2012, respectively.
(2)	Long-lived assets in China represented approximately 6%, 4%, and 4% of the total for the years ended December 31, 2014, 2013, and 2012, respectively. Long-lived assets in Germany represented approximately 43%, 44%, and 45% of the total for the years ended December 31, 2014, 2013, and 2012, respectively. Long-lived assets in The Netherlands represented approximately 13%, 13%, and 13% of the total for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Long-lived assets consist of property, plant and equipment, net.

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

NOTE 20—RESTRUCTURING

2012 Global Restructuring Program

In February 2012, the Company announced an organizational restructuring program that included changes to many employees’ roles and elimination of approximately 90 roles globally. This restructuring was driven by the business organization, as well as the need to further reduce costs due to the challenging economic outlook in 2012. As a result of this and other employee separations during 2012, the Company recorded special termination benefit charges of approximately $7.5 million for the year ended December 31, 2012 within Corporate unallocated. These restructuring charges were included in “Selling, general and administrative expenses” in the consolidated statements of operations. No additional charges have been incurred in conjunction with these initiatives, and there are no amounts accrued as of December 31, 2014 and 2013.

Restructuring in Engineered Polymers Business

During the second quarter of 2014, the Company announced a restructuring within its Engineered Polymers business to exit the commodity market for polycarbonate in North America and to terminate existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility (the “Freeport facility”). The Company also entered into a new long-term supply contract with a third party to supply polycarbonate in North America. These revised arrangements became operational in the fourth quarter of 2014. In addition, the Company has executed revised supply contracts for certain raw materials that are processed at its polycarbonate manufacturing facility in Stade, Germany, which took effect January 1, 2015. These revised agreements are expected to facilitate improvements in future results of operations for the Engineered Polymers segment. Production at the Freeport facility ceased as of September 30, 2014, and decommissioning and demolition began thereafter and is expected to be completed in 2015.

For the year ended December 31, 2014, the Company recorded restructuring charges of $3.5 million relating to the accelerated depreciation of the related assets at the Freeport facility and $6.6 million in charges for the reimbursement of decommissioning and demolition costs incurred by Dow (of which $4.2 million remained accrued within “Accounts payable” on the consolidated balance sheet as of December 31, 2014). These charges were included in “Selling, general and administrative expenses” in the consolidated statements of operations, and were allocated entirely to the Engineered Polymers segment. In accordance with the relevant termination agreement, these reimbursement costs to Dow are not to exceed $7.0 million in total.

Altona Plant Shutdown

In July 2013, the Company’s board of directors approved the plan to close the Company’s latex manufacturing facility in Altona, Australia. This restructuring plan was a strategic business decision to improve the results of the overall Latex segment. The facility manufactured SB latex used in the carpet and paper markets. Production at the facility ceased in the third quarter of 2013, followed by decommissioning, with demolition throughout most of 2014.

As a result of the plant closure, the Company recorded restructuring charges of $10.8 million for the year ended December 31, 2013. These charges consisted of property, plant and equipment and other asset impairment charges, employee termination benefit charges, contract termination charges, and incurred decommissioning charges, of which approximately $4.8 million remained accrued on the Company’s consolidated balance sheet as of December 31, 2013.

For the year ended December 31, 2014, the Company recorded additional net restructuring charges of approximately $2.8 million, related primarily to incremental employee termination benefit charges, contract termination charges, and decommissioning costs. These charges were included in “Selling, general and administrative expenses” in the consolidated statements of operations, and were allocated entirely to the Latex segment. Of the remaining balance at December 31, 2014, $1.2 million is recorded in “Accrued expenses and other current liabilities” and $0.9 million is recorded in “Other noncurrent liabilities” in the consolidated balance sheet.

The following tables provide a rollforward of the liability balances associated with the Altona plant shutdown for the years ended December 31, 2013 and 2014, respectively:

	Balance at December 31, 2013	Expenses	Deductions(1)	Balance at December 31, 2014
Employee termination benefit charges	$1,408	$302	$(1,710)	$—
Contract termination charges	3,388	1,409	(2,669)	2,128
Other(2)	26	1,277	(1,303)	—

Total	$4,822	$2,988	$(5,682)	$2,128

	Balance at December 31, 2012	Expenses	Deductions(1)	Balance at December 31, 2013
Employee termination benefit charges	$—	$2,589	$(1,181)	$1,408
Contract termination charges	—	3,934	(546)	3,388
Other(2)	—	215	(189)	26

Total	$—	$6,738	$(1,916)	$4,822

(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.
(2)	Includes demolition and decommissioning charges incurred, primarily related to labor and third party service costs.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Currency Translation Adjustment, Net	Employee Benefits, Net	Total
Balance at December 31, 2011	$38,935	$14,253	$53,188
Other comprehensive income (loss)	23,872	(52,487)	(28,615)

Balance at December 31, 2012	62,807	(38,234)	24,573
Other comprehensive income (loss)	53,339	10,466	63,805

Balance at December 31, 2013	116,146	(27,768)	88,378
Other comprehensive income (loss)	(133,901)	(29,694)	(163,595)

Balance at December 31, 2014	$(17,755)	$(57,462)	$(75,217)

NOTE 22—EARNINGS (LOSS) PER SHARE

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

The following table presents EPS and diluted EPS for the years ended December 31, 2014, 2013 and 2012, respectively. These balances have been retroactively adjusted to give effect to the Company’s 1-for-436.69219 reverse stock split declared effective on May 30, 2014, discussed in Note 12.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Earnings (losses):
Net income (loss) available to common shareholders	$(67,332)	$(22,218)	$30,282
Shares:
Weighted average common shares outstanding	43,476	37,270	16,123
Dilutive effect of restricted stock units*	—	—	—

Diluted weighted average shares outstanding	43,476	37,270	16,123

Income (loss) per share:
Income (loss) per share—basic and diluted	$(1.55)	$(0.60)	$1.88

*	Refer to Note 17 for discussion of restricted stock units granted in June 2014 to certain Company directors. As net loss was reported for the year ended December 31, 2014, potentially dilutive awards have not been included within the calculation of diluted EPS, as they would have an anti-dilutive effect.

NOTE 23—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2014
Net sales	$1,359,132		$1,340,935		$1,305,493		$1,122,401
Gross profit	98,629		92,410		68,236		38,046
Equity in earnings of unconsolidated affiliates	14,950		5,378		9,267		18,154
Operating Income	63,549		23,580	(1)	29,390		(4,035)
Income (loss) before income taxes	29,836		(39,171	)(1)	(6,460	)(2)	(31,818)
Net income (loss)	17,086		(44,621	)(1)	(10,110	)(2)	(29,687)
Income (loss) per share- basic and diluted	$0.46		$(1.15	)(1)	$(0.21	)(2)	$(0.61)

2013
Net sales	$1,391,585		$1,361,759		$1,308,959		$1,245,111
Gross profit	80,803		65,509		96,517		115,181
Equity in earnings of unconsolidated affiliates	2,799		8,929		15,215		12,195
Operating Income	37,142		19,664		57,960		65,524
Income (loss) before income taxes	(9,778	)(3)	(25,914)		10,937		24,386
Net income (loss)	(9,678	)(3)	(28,064)		4,936		10,588
Income (loss) per share- basic and diluted	$(0.26	)(3)	$(0.75)		$0.13		$0.28

(1)	Includes a charge of $23.3 million for fees paid to Bain Capital incurred in connection with the termination of the Advisory Agreement, pursuant to its terms, upon consummation of the Company’s IPO in June 2014. Also includes a one-time $32.5 million termination payment made to Dow in connection with the termination of our Latex JV Option Agreement. See Note 18 to the consolidated financial statements for further discussion of these items.
(2)	Includes $7.4 million loss on extinguishment of debt related to the July 2014 redemption of $132.5 million in aggregate principal amount of the Senior Notes.
(3)	Includes $20.7 million loss on extinguishment of debt related to the January 2013 amendment of our Senior Secured Credit Facility and repayment of Term Loans.

NOTE 24—SUBSEQUENT EVENTS

The Company has evaluated significant events and transactions that occurred after the balance sheet date through the date of this report and determined that there were no events or transactions that would require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2014.

NOTE 25—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following supplemental condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10 of Regulation S-X:

•	the Condensed Consolidating Balance Sheets as of December 31, 2014 and December 31, 2013;

•	the Condensed Consolidating Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; and

•	the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

The Condensed Consolidating Financial Statements are presented using the equity method of accounting for its investments in 100 percent owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the Consolidated Financial Statements presented and other notes related thereto contained within this Annual Report.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$904	$2,653	$166,106	$51,123	$—	$220,786
Accounts receivable, net of allowance	—	62	207,465	393,539	—	601,066
Intercompany receivables	55	493,090	1,369,837	101,716	(1,964,698)	—
Inventories	—	—	381,797	99,709	(7,645)	473,861
Deferred income tax assets	—	—	5,382	6,404	—	11,786
Other current assets	—	148	6,476	8,540	—	15,164

Total current assets	959	495,953	2,137,063	661,031	(1,972,343)	1,322,663

Investments in unconsolidated affiliates	—	—	167,658	—	—	167,658
Property, plant and equipment, net	—	—	426,905	129,792	—	556,697
Other assets
Goodwill	—	—	34,574	—	—	34,574
Other intangible assets, net	—	—	164,020	1,338	—	165,358
Investments in subsidiaries	327,100	1,327,675	595,755	—	(2,250,530)	—
Intercompany notes receivable—noncurrent	—	1,323,401	15,664	—	(1,339,065)	—
Deferred income tax assets—noncurrent	—	—	43,676	3,136	—	46,812
Deferred charges and other assets	—	36,899	23,398	718	1,339	62,354

Total other assets	327,100	2,687,975	877,087	5,192	(3,588,256)	309,098

Total assets	$328,059	$3,183,928	$3,608,713	$796,015	$(5,560,599)	$2,356,116

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$—	$—	$—	$7,559	$—	$7,559
Accounts payable	46	2,323	366,882	65,441	—	434,692
Intercompany payables	6,944	888,660	522,930	546,150	(1,964,684)	—
Income taxes payable	—	—	8,864	549	—	9,413
Deferred income tax liabilities	—	—	1,171	242	—	1,413
Accrued expenses and other current liabilities	204	52,001	55,412	13,311	—	120,928

Total current liabilities	7,194	942,984	955,259	633,252	(1,964,684)	574,005

Noncurrent liabilities
Long-term debt	—	1,192,500	2,148	—	—	1,194,648
Intercompany notes payable—noncurrent	—	—	1,296,121	42,944	(1,339,065)	—
Deferred income tax liabilities—noncurrent	—	2,300	16,145	8,866	—	27,311
Other noncurrent obligations	—	—	226,708	12,579	—	239,287

Total noncurrent liabilities	—	1,194,800	1,541,122	64,389	(1,339,065)	1,461,246

Commitments and contingencies (Note 15)
Shareholders’ equity	320,865	1,046,144	1,112,332	98,374	(2,256,850)	320,865

Total liabilities and shareholders’ equity	$328,059	$3,183,928	$3,608,713	$796,015	$(5,560,599)	$2,356,116

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2	$954	$154,770	$40,777	$—	$196,503
Accounts receivable, net of allowance	—	—	272,745	444,739	(2)	717,482
Intercompany receivables	—	554,795	1,242,405	93,841	(1,891,041)	—
Inventories	—	—	439,952	93,019	(2,780)	530,191
Deferred income tax assets	—	—	5,077	4,743	—	9,820
Other current assets	—	3,954	4,386	14,410	—	22,750

Total current assets	2	559,703	2,119,335	691,529	(1,893,823)	1,476,746

Investments in unconsolidated affiliates	—	—	155,887	—	—	155,887
Property, plant and equipment, net	—	—	476,137	130,290	—	606,427
Other assets
Goodwill	—	—	37,273	—	—	37,273
Other intangible assets, net	—	—	171,352	162	—	171,514
Investments in subsidiaries	343,429	1,232,608	615,153	—	(2,191,190)	—
Intercompany notes receivable—noncurrent	—	1,359,637	17,739	—	(1,377,376)	—
Deferred income tax assets—noncurrent	—	—	36,260	6,678	—	42,938
Deferred charges and other assets	—	48,801	33,607	990	598	83,996

Total other assets	343,429	2,641,046	911,384	7,830	(3,567,968)	335,721

Total assets	$343,431	$3,200,749	$3,662,743	$829,649	$(5,461,791)	$2,574,781

Liabilities and shareholder’s equity
Current liabilities
Short-term borrowings	$—	$3,646	$—	$5,108	$—	$8,754
Accounts payable	—	2,570	436,147	70,378	(2)	509,093
Intercompany payables	158	763,022	550,741	576,354	(1,890,275)	—
Income taxes payable	—	—	9,407	276	—	9,683
Deferred income tax liabilities	—	—	784	2,119	—	2,903
Accrued expenses and other current liabilities	71	58,977	66,061	11,020	—	136,129

Total current liabilities	229	828,215	1,063,140	665,255	(1,890,277)	666,562

Noncurrent liabilities
Long-term debt	—	1,325,000	2,667	—	—	1,327,667
Intercompany notes payable—noncurrent	—	—	1,347,773	29,602	(1,377,375)	—
Deferred income tax liabilities—noncurrent	—	1,600	17,115	8,217	—	26,932
Other noncurrent obligations	—	—	198,479	11,939	—	210,418

Total noncurrent liabilities	—	1,326,600	1,566,034	49,758	(1,377,375)	1,565,017

Commitments and contingencies (Note 15)
Shareholder’s equity	343,202	1,045,934	1,033,569	114,636	(2,194,139)	343,202

Total liabilities and shareholder’s equity	$343,431	$3,200,749	$3,662,743	$829,649	$(5,461,791)	$2,574,781

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$4,684,218	$1,366,437	$(922,694)	$5,127,961
Cost of sales	—	560	4,425,078	1,322,771	(917,769)	4,830,640

Gross profit	—	(560)	259,140	43,666	(4,925)	297,321
Selling, general and administrative expenses	11,822	18,405	180,730	21,629	—	232,586
Equity in earnings of unconsolidated affiliates	—	—	47,749	—	—	47,749

Operating income (loss)	(11,822)	(18,965)	126,159	22,037	(4,925)	112,484
Interest expense, net	—	120,910	1,535	2,478	—	124,923
Intercompany interest expense (income), net	12	(81,551)	69,902	11,609	28	—
Loss on extinguishment of long-term debt	—	7,390	—	—	—	7,390
Other expense (income), net	6,330	17,742	(3,323)	7,052	(17)	27,784
Equity in loss (earnings) of subsidiaries	49,132	(59,281)	32,878	—	(22,729)	—

Income (loss) before income taxes	(67,296)	(24,175)	25,167	898	17,793	(47,613)
Provision for (benefit from) income taxes	36	1,409	15,004	4,011	(741)	19,719

Net income (loss)	$(67,332)	$(25,584)	$10,163	$(3,113)	$18,534	$(67,332)

Comprehensive income (loss)	$(230,927)	$(189,179)	$(150,388)	$(6,157)	$345,724	$(230,927)

	Year Ended December 31, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$4,793,183	$1,476,538	$(962,307)	$5,307,414
Cost of sales	—	996	4,485,470	1,427,391	(964,453)	4,949,404

Gross profit	—	(996)	307,713	49,147	2,146	358,010
Selling, general and administrative expenses	10,073	3,981	181,756	21,048	—	216,858
Equity in earnings of unconsolidated affiliates	—	—	39,138	—	—	39,138

Operating income (loss)	(10,073)	(4,977)	165,095	28,099	2,146	180,290
Interest expense, net	—	125,711	3,656	2,671	—	132,038
Intercompany interest expense (income), net	7	(88,851)	76,042	12,803	(1)	—
Loss on extinguishment of long-term debt	—	20,744	—	—	—	20,744
Other expense (income), net	6	(32,325)	39,534	20,647	15	27,877
Equity in loss (earnings) of subsidiaries	12,128	(44,373)	(3,346)	—	35,591	—

Income (loss) before income taxes	(22,214)	14,117	49,209	(8,022)	(33,459)	(369)
Provision for (benefit from) income taxes	4	1,735	16,964	2,593	553	21,849

Net income (loss)	$(22,218)	$12,382	$32,245	$(10,615)	$(34,012)	$(22,218)

Comprehensive income (loss)	$41,587	$76,187	$91,240	$(5,805)	$(161,622)	$41,587

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31, 2012
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$4,947,970	$1,613,401	$(1,109,462)	$5,451,909
Cost of sales	—	279	4,691,834	1,532,264	(1,109,189)	5,115,188

Gross profit	—	(279)	256,136	81,137	(273)	336,721
Selling, general and administrative expenses	7,374	3,994	147,454	23,247	—	182,069
Equity in earnings of unconsolidated affiliates	—	—	27,140	—	—	27,140

Operating income (loss)	(7,374)	(4,273)	135,822	57,890	(273)	181,792
Interest expense, net	—	104,069	917	4,985	—	109,971
Intercompany interest expense (income), net	1	(88,245)	76,510	11,782	(48)	—
Other expense (income), net	4	(20,515)	21,376	23,125	(11)	23,979
Equity in loss (earnings) of subsidiaries	(37,661)	(53,200)	(75,950)	—	166,811	—

Income (loss) before income taxes	30,282	53,618	112,969	17,998	(167,025)	47,842
Provision for (benefit from) income taxes	—	(808)	22,159	(3,739)	(52)	17,560

Net income (loss)	$30,282	$54,426	$90,810	$21,737	$(166,973)	$30,282

Comprehensive income (loss)	$1,667	$25,811	$59,111	$24,821	$(109,743)	$1,667

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(1,079)	$(58,667)	$107,137	$81,641	$(11,811)	$117,221
Cash flows from investing activities
Capital expenditures	—	—	(85,021)	(13,585)	—	(98,606)
Proceeds from the sale of businesses and other assets	—	—	—	6,257	—	6,257
Payment for working capital adjustment from sale of business	—	—	(700)	—	—	(700)
Distributions from unconsolidated affiliates	—	—	978	—	—	978
Investments in subsidiaries	(196,400)	(199,400)	(196,626)	—	592,426	—
Intercompany investing activities	—	2,462	(181,036)	—	178,574	—
(Increase) / decrease in restricted cash	—	—	(533)	—	—	(533)

Cash provided by (used in) investing activities	(196,400)	(196,938)	(462,938)	(7,328)	771,000	(92,604)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	198,087	—	—	—	—	198,087
Intercompany short-term borrowings, net	295	14,254	(34,986)	(927)	21,364	—
Short-term borrowings, net	—	(3,646)	(273)	(52,982)	—	(56,901)
Contributions from parent companies	—	189,400	395,800	7,226	(592,426)	—
Distributions to parent companies	—	—	—	(11,811)	11,811	—
Repayments of Senior Notes	—	(132,500)	—	—	—	(132,500)
Proceeds from (repayments of) intercompany long-term debt	—	189,400	13,000	(2,462)	(199,938)	—
Proceeds from Accounts Receivable Securitization Facility	—	—	—	308,638	—	308,638
Repayments of Accounts Receivable Securitization Facility	—	—	—	(309,205)	—	(309,205)

Cash provided by (used in) financing activities	198,382	256,908	373,541	(61,523)	(759,189)	8,119
Effect of exchange rates on cash	(1)	396	(6,404)	(2,444)	—	(8,453)

Net change in cash and cash equivalents	902	1,699	11,336	10,346	—	24,283
Cash and cash equivalents—beginning of period	2	954	154,770	40,777	—	196,503

Cash and cash equivalents—end of period	$904	$2,653	$166,106	$51,123	$—	$220,786

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2013
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(78)	$27,101	$34,470	$149,842	$—	$211,335
Cash flows from investing activities
Capital expenditures	—	—	(61,573)	(11,971)	—	(73,544)
Proceeds from capital expenditures subsidy	—	—	18,769	—	—	18,769
Proceeds from the sale of businesses and assets	—	—	15,221	—	—	15,221
Advance payment refunded	—	—	—	(2,711)	—	(2,711)
Distributions from unconsolidated affiliates	—	—	1,055	—	—	1,055
Intercompany investing activities	—	(4,000)	(43,012)	—	47,012	—
Decrease in restricted cash	—	—	—	7,852	—	7,852

Cash provided by (used in) investing activities	—	(4,000)	(69,540)	(6,830)	47,012	(33,358)

Cash flows from financing activities
Deferred financing fees	—	(47,488)	(767)	—	—	(48,255)
Intercompany short-term borrowings, net	77	37,793	5,991	(849)	(43,012)	—
Short-term borrowings, net	—	(7,727)	(267)	(34,883)	—	(42,877)
Proceeds from issuance of intercompany long-term debt	—	—	—	4,000	(4,000)	—
Repayments of Term Loans	—	(1,239,000)	—	—	—	(1,239,000)
Proceeds from issuance of Senior Notes	—	1,325,000	—	—	—	1,325,000
Proceeds from issuance of Accounts Receivable Securitization Facility	—	—	—	376,630	—	376,630
Repayments of Accounts Receivable Securitization Facility	—	—	—	(471,696)	—	(471,696)
Proceeds from the draw of revolving debt	—	405,000	—	—	—	405,000
Repayments on the revolving debt	—	(525,000)	—	—	—	(525,000)

Cash provided by (used in) financing activities	77	(51,422)	4,957	(126,798)	(47,012)	(220,198)
Effect of exchange rates on cash	—	(136)	2,795	(292)	—	2,367

Net change in cash and cash equivalents	(1)	(28,457)	(27,318)	15,922	—	(39,854)
Cash and cash equivalents—beginning of period	3	29,411	182,088	24,855	—	236,357

Cash and cash equivalents—end of period	$2	$954	$154,770	$40,777	$—	$196,503

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2012
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(48)	$7,865	$113,446	$64,852	$—	$186,115
Cash flows from investing activities
Capital expenditures	—	—	(110,746)	(7,758)	—	(118,504)
Proceeds from capital expenditures subsidy	—	—	6,079	—	—	6,079
Proceeds from the sale of property, plant and equipment	—	—	206	47	—	253
Advance payment received	—	—	—	2,602	—	2,602
Investments in subsidiaries	(162,155)	—	(22,155)	—	184,310	—
Intercompany investing activities	—	144,463	68,268	—	(212,731)	—
Increase in restricted cash	—	—	—	(7,725)	—	(7,725)

Cash provided by (used in) investing activities	(162,155)	144,463	(58,348)	(12,834)	(28,421)	(117,295)

Cash flows from financing activities
Deferred financing fees	—	(7,392)	(688)	—	—	(8,080)
Intercompany short-term borrowings, net	51	(49,818)	1,444	(18,625)	66,948	—
Short-term borrowings, net	—	(4,159)	(407)	(33,321)	—	(37,887)
Contributions from parent companies	—	22,155	162,155	—	(184,310)	—
Capital contributions from shareholder	162,155	—	—	—	—	162,155
Repayments of intercompany indebtedness	—	—	(144,183)	(1,600)	145,783	—
Repayments of Term Loans	—	(147,000)	—	—	—	(147,000)
Proceeds from issuance of Accounts Receivable Securitization Facility	—	—	—	113,828	—	113,828
Repayments of Accounts Receivable Securitization Facility	—	—	—	(130,233)	—	(130,233)
Proceeds from the draw of revolving debt	—	1,105,000	—	—	—	1,105,000
Repayments on the revolving debt	—	(1,135,000)	—	—	—	(1,135,000)

Cash provided by (used in) financing activities	162,206	(216,214)	18,321	(69,951)	28,421	(77,217)
Effect of exchange rates on cash	—	16	246	(821)	—	(559)

Net change in cash and cash equivalents	3	(63,870)	73,665	(18,754)	—	(8,956)
Cash and cash equivalents—beginning of period	—	93,281	108,423	43,609	—	245,313

Cash and cash equivalents—end of period	$3	$29,411	$182,088	$24,855	$—	$236,357

TRINSEO S.A.

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance at Beginning of the Period	Charged to Cost and Expense	Deduction from Reserves		Currency Translation Adjustments	Balance at End of the Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$5.9	$1.1	$(0.0	)(a)	$(0.7)	$6.3
Year ended December 31, 2013	8.4	(3.0)	(0.1	)(a)	0.6	5.9
Year ended December 31, 2012	8.7	0.3	(0.3	)(a)	(0.3)	8.4

Tax valuation allowances:
Year ended December 31, 2014	$50.4	$18.2	$—		$(1.7)	$66.9
Year ended December 31, 2013	41.3	10.7	—		(1.6)	50.4
Year ended December 31, 2012	47.4	(5.5)	—		(0.6)	41.3

(a)	Amounts written off, net of recoveries. Amount in 2014 is less than $0.1 million.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Members of

Americas Styrenics LLC

The Woodlands, Texas

We have audited the accompanying consolidated financial statements of Americas Styrenics LLC and its subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Styrenics LLC and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, TX

February 27, 2015

AMERICAS STYRENICS LLC

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(In millions of dollars)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83.4	$66.2
Trade receivables (net of allowance of $4.5 in 2014 and $1.6 in 2013)	160.8	197.7
Related company receivables	15.3	22.4
Inventories	114.0	125.6
Other current assets	29.4	13.0
Deferred income taxes	0.6	1.4

Total current assets	403.5	426.3

NET PROPERTY, PLANT AND EQUIPMENT	272.8	282.3

OTHER ASSETS:
Deferred income taxes	1.8	3.1
Other assets	8.5	12.6

Total other assets	10.3	15.7

TOTAL	$686.6	$724.3

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$98.6	$67.1
Related company payables	41.2	102.2
Other payables	24.4	23.1
Income taxes payable	6.7	1.0
Accrued liabilities	14.3	16.7

Total current liabilities	185.2	210.1
POSTRETIREMENT BENEFIT LIABILITY	16.0	14.2
OTHER LONG-TERM LIABILITIES	1.5	1.8

Total liabilities	202.7	226.1

COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBERS’ EQUITY:
Paid-in capital	477.0	547.0
Retained earnings (accumulated deficit)	12.9	(43.3)
Accumulated other comprehensive loss	(6.0)	(5.5)

Total members’ equity	483.9	498.2

TOTAL	$686.6	$724.3

See notes to consolidated financial statements.

AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(In millions of dollars)

	2014	2013	2012
Net sales	$1,992.4	$2,103.1	$1,845.8
Cost of sales	1,881.0	2,021.5	1,789.9

Gross margin	111.4	81.6	55.9

Technical service and development	2.9	2.6	2.6
Selling and marketing	9.1	6.7	6.2
Administrative	25.8	14.5	12.4
Foreign exchange (gain) loss	4.6	2.9	(2.9)
Other expense—net	3.8	14.6	11.3

Operating income	65.2	40.3	26.3
Interest income	—	—	0.1
Income tax expense	(9.0)	(3.8)	(7.9)

Net income	56.2	36.5	18.5
Other comprehensive loss:
Net actuarial gain (loss)	(1.2)	1.3	(1.6)
Reclassification of actuarial loss to income	—	0.1	—
Reclassification of prior service cost to income	0.7	0.7	0.7

Net other comprehensive income (loss)—defined benefit plans	(0.5)	2.1	(0.9)

Total comprehensive income	$55.7	$38.6	$17.6

See notes to consolidated financial statements.

AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(In millions of dollars)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE—January 1, 2012	$631.2	$(98.3)	$(6.7)	$526.2
Distribution to Members	(40.0)	—	—	(40.0)
Other	0.8	—	—	0.8
Defined benefit plans—other comprehensive loss	—	—	(0.9)	(0.9)
Net income	—	18.5	—	18.5

BALANCE—December 31, 2012	$592.0	$(79.8)	$(7.6)	$504.6
Distribution to Members	(45.0)	—	—	(45.0)
Defined benefit plans—other comprehensive income	—	—	2.1	2.1
Net income	—	36.5	—	36.5

BALANCE—December 31, 2013	$547.0	$(43.3)	$(5.5)	$498.2
Distribution to Members	(70.0)	—	—	(70.0)
Defined benefit plans—other comprehensive loss	—	—	(0.5)	(0.5)
Net income	—	56.2	—	56.2

BALANCE—December 31, 2014	$477.0	$12.9	$(6.0)	$483.9

See notes to consolidated financial statements.

AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(In millions of dollars)

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$56.2	$36.5	$18.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.3	37.3	41.8
Net gain on disposal of assets	(0.1)	(0.1)	—
Deferred income taxes	2.1	(0.1)	0.9
Allowance for doubtful accounts	2.9	(0.5)	(1.2)
Changes in assets and liabilities that provided (used) cash:
Trade receivables	34.1	(36.6)	(16.0)
Related company receivables	7.1	(3.6)	3.9
Inventories	8.5	9.4	(14.7)
Trade payables	31.5	(4.3)	4.7
Related company payables	(61.0)	8.4	21.2
Other assets and liabilities	(11.0)	16.9	3.1

Net cash provided by operating activities	110.6	63.3	62.2

INVESTING ACTIVITIES:
Capital expenditures	(23.5)	(23.6)	(17.6)
Disposal of assets	0.1	0.1	—

Net cash used in investing activities	(23.4)	(23.5)	(17.6)

FINANCING ACTIVITY—Distribution to Members	(70.0)	(45.0)	(40.0)

Cash used in financing activity	(70.0)	(45.0)	(40.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17.2	(5.2)	4.6
CASH AND CASH EQUIVALENTS—Beginning of year	66.2	71.4	66.8

CASH AND CASH EQUIVALENTS—End of year	$83.4	$66.2	$71.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activity—capital expenditures payable	$7.0	$4.7	$3.0

Cash paid for income taxes	$3.6	$4.5	$4.8

See notes to consolidated financial statements.

AMERICAS STYRENICS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013, AND

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(Amounts in millions of dollars)

1.	FORMATION OF VENTURE

Effective May 1, 2008, Chevron Phillips Chemical Company LP (“CPChem”) and The Dow Chemical Company (“Dow”) joined forces in styrenics by creating Americas Styrenics LLC (the “Company”). Effective June 17, 2010, Dow divested its ownership in the Company to Styron LLC. CPChem and Styron LLC are referred to herein as the “Members.” The Members share equally in the profits and losses of the Company.

2.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s subsidiaries and partnership interests are as follows: Americas Styrenics Colombia Ltda, Americas Styrenics Argentina S.R.L. (liquidated in 2013), Americas Styrenics Chile Commercial Ltda (liquidated in 2014), Americas Styrenics de Mexico, de R.L. de C.V., Americas Styrenics Canada Inc., and Americas Styrenics Industria e Comercico de Poliestireno Ltda (Brazil).

Nature of Operations—The Company was formed as a joint venture and focuses on styrenics (styrene and polystyrene) production, sales and distribution in North and South America.

Cash and Cash Equivalents—Included in cash and cash equivalents, from time to time, are short-term interest-bearing investments on deposit with financial institutions. There were no interest-bearing overnight investments at December 31, 2014 and 2013.

Trade Receivables—The Company’s United States customers are primarily in the packaging industry, but also consist of other chemical and plastics manufacturers. The Company’s foreign customers reside primarily in Argentina, Brazil, Chile, Colombia and Mexico. The Company evaluates the creditworthiness of customers and in certain circumstances, may require letters of credit to support product sales. The Company maintains an allowance for doubtful accounts based on anticipated collection of its accounts receivable.

Inventories—Inventories at December 31, 2014 and 2013 were as follows:

	2014	2013
Finished goods	$47.2	$49.2
Work in process	24.6	44.9
Raw materials	30.7	22.9
Supplies	11.5	8.6

Total inventories	$114.0	$125.6

Inventories are stated at the lower of cost or market. Finished products and work-in-process inventories include material, labor, and manufacturing overhead costs. The reserves reducing inventories from a first-in, first-out (FIFO) basis to a last-in, first-out (LIFO) basis amounted to $70.0 at December 31, 2014, and $113.4 at December 31, 2013. The liquidation of certain of the Company’s LIFO inventory layers increased operating income by $1.8 and $5.8 for years ended December 31, 2014 and 2012, respectively. Foreign inventories are accounted for on a FIFO basis.

Property, Plant, and Equipment—Upon formation of the Company, property, plant, and equipment were recorded at CPChem’s and Dow’s net book value. Current additions of property, plant, and equipment are recorded at cost. The Company provides for depreciation using the straight-line method at rates based on the estimated service lives of the various classes of assets (3–45 years). Expenditures for repairs and maintenance, including major maintenance commonly known as turnarounds, are expensed as incurred. Components of property, plant, and equipment at December 31, 2014 and 2013, are as follows:

	2014	2013
Land and waterway improvements	$10.8	$10.8
Buildings	27.6	26.7
Transportation and construction equipment	67.8	67.7
Machinery and other equipment	830.6	825.7
Utilities and supply lines/other property	8.5	6.0
Construction in progress	27.2	10.8

Total property, plant, and equipment	972.5	947.7
Less accumulated depreciation	(699.7)	(665.4)

Net property, plant, and equipment	$272.8	$282.3

Income Taxes—The Company is treated as a flow-through partnership for U.S. federal income tax purposes and for most state income tax purposes. As such, the Company itself is not liable for U.S. federal income taxes. The Company files a U.S. partnership return which reflects each Member’s share of income or loss. The Members are responsible for reporting and paying any tax on their respective income tax returns. The Company is directly liable for certain state income and franchise taxes, foreign withholding, and foreign direct or indirect taxes.

The Company has foreign subsidiaries in Argentina (liquidated in 2013), Canada, Chile (liquidated in 2014), Colombia, and Mexico. All foreign entities except the Canadian subsidiary have elected to be treated as disregarded foreign branches of the Company for U.S. purposes. As such, the income or loss of the respective disregarded entities will be included in the U.S. federal partnership return. The foreign subsidiaries are responsible for all applicable taxes on foreign operations, and these taxes have been provided for in the consolidated financial statements.

The Company has not recorded any liabilities for uncertain tax positions required under Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes, which prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

Impairment of Long-Lived Assets—The Company evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated, separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2014, 2013, or 2012.

Asset Retirement Obligation—The Company assesses whether it has legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, including any legal obligations that require disposal of a replaced part that is a component of a tangible long-lived asset. At December 31, 2014 and 2013, the Company had no significant asset retirement obligations.

Insurance—The Company maintains insurance for automobile risks, general liability including products, director and officers, workers compensation and property. This insurance is placed with highly rated insurance carriers. The limits and deductibles are consistent for a company of this size and structure.

Foreign Currency—The functional currency for the Company’s foreign operations is the U.S. dollar, resulting in no currency translation adjustments. Foreign currency gains and losses are reflected in operations.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—The Company recognizes revenue when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable, and the collectability of revenue is reasonably assured. Revenue includes the selling price of the product and all related delivery charges paid by the customer. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as “cost of sales.” Revenue is reduced at the time of sale for estimated customer-related incentives (mostly volume-related incentives).

Reclassification—To conform with 2014 presentation, the Company reclassified certain prior period amounts within the components of Inventories and Property, Plant, and Equipment.

Subsequent Events—The Company has evaluated subsequent events through the date the financial statements were available to be issued as of February 27, 2015.

3.	RECENT ACCOUNTING GUIDANCE

In 2014, the Company adopted ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income, by component to net income. In addition, entities are required to present on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

4.	REVOLVING CREDIT FACILITY

The Company’s $50.0 revolving credit facility with Comerica Bank terminates in August 2015. At the Company’s option, the interest rate under this facility equals either the prime or the London InterBank Offered Rate based rate as defined in the credit agreement. The Company’s accounts receivable have been pledged as collateral for the credit facility.

There were no outstanding borrowings at December 31, 2014 or 2013.

5.	INCOME TAXES

The components of the income before taxes for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Domestic	$59.3	$35.5	$2.9
Foreign	5.9	4.8	23.5

Total income before taxes	$65.2	$40.3	$26.4

The components of income tax expense for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
State—current	$—	$0.6	$—
Foreign—current	7.7	3.7	5.2
Foreign—deferred	1.3	(0.5)	2.2
Foreign—withholding	—	—	0.5

Total income tax expense	$9.0	$3.8	$7.9

The components of deferred income tax assets and liabilities at December 31, 2014 and 2013, are as follows:

	2014	2013
Fixed assets	$1.8	$3.1
Other temporary differences	0.6	1.4

Deferred tax assets	$2.4	$4.5

Undistributed earnings of foreign subsidiaries are not deemed to be permanently reinvested. Currently, undistributed earnings exist in the Canadian, Colombian, and Mexican subsidiaries. In 2012, the Company repatriated $6.5 in cash from its foreign subsidiaries. Future repatriation of earnings will not be subject to tax by the Company (but rather its Members); however, foreign withholding taxes may apply.

6.	EMPLOYEE BENEFIT PLANS

The Company provides reimbursement of medical and dental costs to retired employees. The Company’s plan, the Retiree Reimbursement Account (RRA), is funded at the time of the employee’s retirement based on years of credited service. Thereafter, the Company is not obligated to make additional contributions. The Company has the ability to change the benefits at any time. All employees are eligible, except for former Dow employees who choose to participate in The Dow Chemical Company Retiree Medical Care Program upon retirement. The Company uses a December 31 measurement date for the RRA.

At December 31, 2014 and 2013, the RRA had benefit obligations in the amount of $16.5 and $14.6, respectively. The Company contributed and paid benefits in the amount of $0.4 in 2014, $0.3 in 2013, and $0.2 in 2012.

At December 31, 2014 and 2013, amounts recognized in the consolidated balance sheets consist of:

	2014	2013
Current liabilities	$(0.5)	$(0.4)
Noncurrent liabilities	(16.0)	(14.2)

Total	$(16.5)	$(14.6)

At December 31, 2014 and 2013, amounts recognized in accumulated other comprehensive loss were as follows:

	2014	2013
Net actuarial loss	$1.9	$0.8
Prior service cost	4.1	4.7

Total	$6.0	$5.5

In 2015, $0.7 of estimated prior service cost will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

Net periodic benefit cost and components of other amounts recognized in other comprehensive (income) loss were as follows:

	2014	2013	2012
Net periodic postretirement benefit cost	$1.8	$1.8	$1.7

Other changes in benefit obligations recognized in other comprehensive loss:
Net actuarial (gain) loss	1.2	(1.3)	1.6
Recognized actuarial loss	—	(0.1)	—
Recognized prior service cost	(0.7)	(0.7)	(0.7)

Total recognized in other comprehensive (income) loss	0.5	(2.1)	0.9

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$2.3	$(0.3)	$2.6

Actuarial assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2014	2013	2012
Discount rate used to determine net periodic benefit cost	4.27%	3.44%	4.86%
Discount rate used to determine benefit obligation at December 31	3.65%	4.27%	N/A

	2014	2013	2012
Health Care Cost Assumptions
Initial health care cost trend rate	8.50%	9.00%	9.50%
Ultimate health care cost trend rate	4.50%	4.50%	4.50%
Year ultimate reached	2023	2022	2022

Estimated health care cost trend rates can have a significant effect on the amounts reported for the RRA.

The Company expects to contribute approximately $0.5 to its RRA plan in 2015.

At December 31, 2014, the estimated future benefit payments, reflecting expected future service, as appropriate, are expected to be paid as follows:

2015	$0.5
2016	0.7
2017	0.9
2018	1.1
2019	1.3
2020 through 2024	8.4

Total	$12.9

The Company also has a defined contribution employee savings plan and made discretionary contributions of $3.4, $3.2, and $3.0 in 2014, 2013, and 2012, respectively.

7.	COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries maintain outside service agreements and lease buildings, ground and easements, rail cars, and other vehicles under noncancelable operating leases, which expire on varying dates between 2015 and 2020.

Total future minimum annual rentals in effect at December 31, 2014, for noncancelable operating leases are as follows:

Years Ending December 31
2015	$5.3
2016	2.6
2017	2.0
2018	1.3
2019	0.5
2020 and thereafter	0.5

Total	$12.2

Expense for total rental and long-term commitments was $9.4, $23.8, and $22.1 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company has entered into long-term sales commitments and purchase agreements with several of its key suppliers, including its Members (see Note 8). The commitment contracts are for one- to three-year periods with some cost efficiency incentives. Because the pricing and supply fluctuates with the commodity market, a definitive dollar value cannot be determined.

In addition, the Company has purchase commitments of $91.6 mainly related to certain feedstock, utility and capital projects costs. The Company does not consider purchase orders to be firm commitments. If the Company chooses to cancel a purchase order, it may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

The Company is a party to various legal proceedings and claims incidental to the normal conduct of its business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Pursuant to the contribution agreement, all preexisting environmental matters have been outlined for each site and any contingencies are the responsibility of Dow and CPChem. All subsequent obligations are the liability of the Company. No environmental reserve was recorded as of December 31, 2014, 2013, or 2012.

8.	RELATED-PARTY TRANSACTIONS

The Company entered into various supply and purchase agreements with the Members and their affiliated companies. These agreements include sales and purchases of energy, raw materials and services. A summary of transactions for the years ended December 31, 2014, 2013, and 2012, is as follows:

	2014	2013	2012
Net sales	$263.0	$255.1	$251.8
Purchases	847.0	980.6	948.8

Balances receivable and payable to the Members are included in the December 31, 2014 and 2013 consolidated balance sheets as related company receivables and payables.

******

EXHIBIT INDEX

Exhibit No.	Description

3.1†	Amended and Restated Articles of Association of Trinseo S.A.., as amended

4.1	Indenture, dated as of January 29, 2013, including Form of 8.750% Senior Secured Notes due 2019, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.2	First Supplemental Indenture, dated as of March 12, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.3	Second Supplemental Indenture, dated as of May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.4	Third Supplemental Indenture, dated as of September 16, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.4 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.5	Intercreditor and Collateral Agency Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., the other Grantors party hereto, Deutsche Bank AG New York Branch, Wilmington Trust, National Association and each Additional Collateral Agent from time to time party hereto (incorporated herein by reference to Exhibit 4.5 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.6	Form of Registration Rights Agreement between the Company and Bain Capital Everest Manager Holding S.C.A. (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Registration Statement filed on Form S-1, File no. 333-194561, filed May 2, 2014)

4.7	Fourth Supplemental Indenture, dated as of December 3, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

4.8	Fifth Supplemental Indenture, dated July 9, 2014, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.7 to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 001-36473, filed August 11, 2014)

4.9	Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 of the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014.

10.1	Credit Agreement, dated as of June 17, 2010, by and among Trinseo Materials Operating S.C.A., the Guarantors, the Lenders and Deutsche Bank AG New York Branch (incorporated herein by reference to Exhibit 10.1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

Exhibit No.	Description

10.2	First Amendment to Credit Agreement, dated as of February 2, 2011, by and among Trinseo Materials Operating S.C.A., the Guarantors, the Lenders and Deutsche Bank AG New York Branch (incorporated herein by reference to Exhibit 10.2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.3	Second Amendment to Credit Agreement, dated as of July 28, 2011, by and among Trinseo Materials Operating S.C.A., the Guarantors, the Lenders and Deutsche Bank AG New York Branch (incorporated herein by reference to Exhibit 10.3 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.4	Third Amendment to Credit Agreement, dated as of February 13, 2012, by and among Trinseo Materials Operating S.C.A., the Guarantors, the Lenders and Deutsche Bank AG New York Branch (incorporated herein by reference to Exhibit 10.4 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.5	Fourth Amendment to Credit Agreement, dated as of August 9, 2012, by and among Trinseo Materials Operating S.C.A., the Guarantors, the Lenders and Deutsche Bank AG New York Branch (incorporated herein by reference to Exhibit 10.5 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.6	Fifth Amendment to Credit Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., the Guarantors, the Lenders and Deutsche Bank AG New York Branch (incorporated herein by reference to Exhibit 10.6 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.7	Sixth Amendment to Credit Agreement, dated December 3, 2013, among Trinseo Materials Operating S.C.A., Styron Italia S.R.I. and each Lender party (incorporated herein by reference to Exhibit 10.34 to the Registration Statement filed on Form S-4, File No. 333-191460, filed on September 30, 2013)

10.8	Amended and Restated Employment Agreement, among Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.), Bain Capital Everest Manager Holding SCA and Christopher D. Pappas, dated April 11, 2013 (incorporated herein by reference to Exhibit 10.7 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.9	Employment Agreement, among Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.), Bain Capital Everest Manager Holding SCA and Curtis S. Shaw, dated July 1, 2010, as amended by Amendment No. 1 dated August 18, 2010, and Amendment No. 2 dated February 14, 2012 (incorporated herein by reference to Exhibit 10.8 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.10†	Separate and General Release Agreement, dated October 3, 2014, by and between Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) and Curtis S. Shaw

10.11	Employment Agreement, among Styron US Holding , Inc. (f/k/a Bain Capital Everest US Holding, Inc.), Bain Capital Everest Manager Holding SCA and John A. Feenan, dated December 22, 2011 (incorporated herein by reference to Exhibit 10.9 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.12†	Employment Agreement, among Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) Bain Capital Everest Manager Holding SCA and Marilyn Horner, dated January 5, 2011

10.13†	First Amendment to Employment Agreement, among Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) Bain Capital Everest Manager Holding SCA and Marilyn Horner, dated February 14, 2012

Exhibit No.	Description

10.14	Employment Agreement among Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.), Bain Capital Everest Manager Holding SCA and Martin Pugh, dated March 1, 2013 (incorporated herein by reference to Exhibit 10.35 to the Registration Statement filed on Form S-4, File No. 333-191460, as amended on January 17, 2014)

10.15	First Amendment to the Employment Agreement, dated January 17, 2014, by and between Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) and Martin Pugh (incorporated herein by reference to Exhibit 10.35 to the Registration Statement filed on Form S-4, File No. 333-191460, as amended on January 17, 2014)

10.16†	Second Amendment to the Employment Agreement, dated October 8, 2014, by and between Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) and Martin Pugh

10.17	Form of Amended and Restated Executive Subscription and Securityholder’s Agreement, by and among Bain Capital Everest Manager Holding S.C.A., Bain Capital Everest Manager, the executive named therein and the other investors named therein (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.18	Amended and Restated Executive Subscription and Securityholder’s Agreement, by and among Bain Capital Everest Manager Holding S.C.A., Bain Capital Everest Manager, Christopher D. Pappas and the other investors named therein, dated February 3, 2011 (incorporated herein by reference to Exhibit 10.13 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.19	Investor Subscription and Shareholder Agreement by and among Bain Capital Everest Managers Holding SCA and the various investors named therein, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.14 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.20	Registration Rights Agreement, by and among Bain Capital Everest Managers Holding SCA and the investors named therein, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.15 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.21	Advisory Agreement, by and between Bain Capital Partners, LLC, Portfolio Company Advisors Limited, Styron Holding BC and Styron US Holding, Inc. (f/k/a Bain Capital Everest US Holding Inc.), dated June 17, 2010. (incorporated herein by reference to Exhibit 10.16 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10. 22	Transaction Services Agreement, by and between Styron US Holding Inc. (f/k/aBain Capital Everest US Holding Inc.) and Bain Capital Partners, dated June 17, 2010. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013

10.23	Latex Joint Venture Option Agreement, among The Dow Chemical Company, Styron LLC and Styron Holding B.V., dated June 17, 2010, as amended by the Latex Joint Venture Option Agreement Amendment, dated August 9, 2011 (incorporated herein by reference to Exhibit 10.18 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.24*	Second Amended and Restated Master Outsourcing Services Agreement, among The Dow Chemical Company and Styron LLC and Styron Holding B.V., dated June 1, 2013 (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

Exhibit No.	Description

10.25*	Contract of Sale, by and between Americas Styrenics LLC and The Dow Chemical Company, dated December 1, 2009, as amended by that certain Amendment to and Consent to Partial Assignment, dated April 1, 2010 (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.26*	Styrene Baseload Sale and Purchase Agreement, between Dow Europe GmbH and Jubail Chevron Phillips Company, dated June 30, 2004 (incorporated herein by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.27*	Amended and Restated Ethylene Sales Contract (Europe), between Dow Europe GmbH and Styron Europe GmbH, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.28*	Amended and Restated Benzene Sales Contract (Europe), between Dow Europe GmbH and Styron Europe GmbH, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.29*	Amended and Restated Butadiene Sales Contract (Europe), between Dow Europe GmbH and Styron Europe GmbH, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.30*	Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Styron LLC, dated as of June 17, 2010 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.31*	Amendment No. 1 to the Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Styron LLC, dated as of June 1, 2013 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.32*	Amended and Restated Styron License Agreement, among The Dow Chemical Company, Dow Global Technologies Inc. and Styron LLC, dated as of June 17, 2010. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.33	Deed of Amendment, Restatement and Accession, dated May 30, 2013, by and among Styron Europe GmbH, Styron Deutschland Anlagengesellschaft mbH, Styron Netherlands B.V., Styron LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Limited, Styron Finance Luxembourg s.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Limited, HSBC Bank plc, Styron Holding S.à.r.l, as parent and guarantor, TMF Administration Services Limited, as corporate administrator and registrar and the Law Debenture Trust Corporation plc, as Styron security trustee. (incorporated herein by reference to Exhibit 10.32 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.34	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 2, 2014)

10.35	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 2, 2014)

Exhibit No.	Description

10.36	Form of 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.38 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-194561, filed June 2, 2014)

10.37	Trinseo S.A. Cash Incentive Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 3 to the Registration Statement on Form S-1, File No. 333-194561, filed May 16, 2014)

10.38	Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.39 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 2, 2014)

10.39	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.37 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-194561, filed June 2, 2014)

10.40	Form of Restricted Stock Unit Agreement for Directors (incorporated herein by reference to Exhibit 10.38 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-194561, filed June 2, 2014)

10.41	Letter agreement, dated as of May 30, 2014, terminating the Latex Joint Venture Option Agreement among The Dow Chemical Company, Styron LLC and Styron Holding B.V. (incorporated herein by reference to Exhibit 10.39 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-194561, filed June 2, 2014)

12.1†	Statement of Computation of Ratios of Earnings to Fixed Charges

21.1†	Subsidiaries of Trinseo S.A.

23.1†	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.

23.2†	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.

31.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
†	Filed herewith.