Form 10-Q
period 2015-03-31
Trinseo S.A.
filed 2015-05-08
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 7, 2015, there were 48,769,567 shares of the registrant’s ordinary shares outstanding.

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

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2015

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo” refers to Trinseo S.A. (NYSE: TSE), a public limited liability company (société anonyme) existing under the laws of Luxembourg, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a consolidated entity and as required by context, may also include our business as owned by our predecessor, The Dow Chemical Company, for any dates prior to June 17, 2010. The terms “Trinseo Materials Operating S.C.A.” and “Trinseo Materials Finance, Inc.” refer to Trinseo’s indirect subsidiaries, Trinseo Materials Operating S.C.A., a Luxembourg partnership limited by shares incorporated under the laws of Luxembourg, and Trinseo Materials Finance, Inc., a Delaware corporation, and not their subsidiaries. All financial data provided in this Quarterly Report is the financial data of the Company, unless otherwise indicated.

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

In the first quarter of 2015, we completed a rebranding process to change our operating name and legal entities from “Styron” to “Trinseo.” We believe that this new name reflects our breadth as a company with broad global reach and a diverse portfolio of materials and technologies. We believe Trinseo captures our commitment to deliver innovative and sustainable materials that provide value to our customers’ products.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015 under Part I, Item 1A — “Risk Factors”, and elsewhere within this Quarterly Report.

As a result of these or other factors, our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you therefore against relying on any of these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$218,697	$220,786
Accounts receivable, net of allowance for doubtful accounts (March 31, 2015—$4,988; December 31, 2014—$6,268)	590,065	601,066
Inventories	390,972	473,861
Deferred income tax assets	8,423	11,786
Other current assets	11,378	15,164

Total current assets	1,219,535	1,322,663

Investments in unconsolidated affiliates	189,364	167,658
Property, plant and equipment, net of accumulated depreciation (March 31, 2015—$315,614; December 31, 2014—$324,383)	505,105	556,697
Other assets
Goodwill	30,540	34,574
Other intangible assets, net	145,326	165,358
Deferred income tax assets—noncurrent	48,220	46,812
Deferred charges and other assets	57,006	62,354

Total other assets	281,092	309,098

Total assets	$2,195,096	$2,356,116

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$4,139	$7,559
Accounts payable	395,031	434,692
Income taxes payable	15,968	9,413
Deferred income tax liabilities	1,930	1,413
Accrued expenses and other current liabilities	84,746	120,928

Total current liabilities	501,814	574,005

Noncurrent liabilities
Long-term debt	1,194,621	1,194,648
Deferred income tax liabilities—noncurrent	29,146	27,311
Other noncurrent obligations	220,607	239,287

Total noncurrent liabilities	1,444,374	1,461,246

Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $0.01 nominal value, 50,000,000 shares authorized at March 31, 2015 and December 31, 2014, and 48,770 shares issued and outstanding at March 31, 2015 and December 31, 2014	488	488
Additional paid-in-capital	550,152	547,530
Accumulated deficit	(114,232)	(151,936)
Accumulated other comprehensive loss	(187,500)	(75,217)

Total shareholders’ equity	248,908	320,865

Total liabilities and shareholders’ equity	$2,195,096	$2,356,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,018,265	$1,359,132
Cost of sales	915,186	1,260,503

Gross profit	103,079	98,629
Selling, general and administrative expenses	51,775	50,030
Equity in earnings of unconsolidated affiliates	36,707	14,950

Operating income	88,011	63,549
Interest expense, net	28,856	32,818
Other expense, net	3,551	895

Income before income taxes	55,604	29,836
Provision for income taxes	17,900	12,750

Net income	$37,704	$17,086

Weighted average shares- basic	48,770	37,270
Net income per share- basic	$0.77	$0.46
Weighted average shares- diluted	48,851	37,270
Net income per share- diluted	$0.77	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$37,704	$17,086
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three months ended March 31, 2015 and 2014, respectively):
Cumulative translation adjustments	(114,155)	(1,425)
Unrealized gain on foreign exchange cash flow hedges (net of tax of: 2015—$0.1; 2014—$0.0)	1,035	—
Pension and other postretirement benefit plans before reclassifications:
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior service credit (net of tax of: 2015—$(0.1); 2014—$0.0)(1)	(340)	(214)
Amortization of net loss (net of tax of: 2015—$0.4; 2014—$0.1) (1)	1,177	458

Total other comprehensive loss, net of tax	(112,283)	(1,181)

Comprehensive income (loss)	$(74,579)	$15,905

(1)	These other comprehensive income (loss) components are included in the computation of net periodic benefit costs (see Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
December 31, 2014	48,770	$488	$547,530	$(75,217)	$(151,936)	$320,865
Net income	—	—	—	—	37,704	37,704
Other comprehensive loss	—	—	—	(112,283)	—	(112,283)
Stock-based compensation	—	—	2,622	—	—	2,622

March 31, 2015	48,770	$488	$550,152	$(187,500)	$(114,232)	$248,908

December 31, 2013	37,270	$373	$339,055	$88,378	$(84,604)	$343,202
Net income	—	—	—	—	17,086	17,086
Other comprehensive loss	—	—	—	(1,181)	—	(1,181)
Stock-based compensation	—	—	2,689	—	—	2,689

March 31, 2014	37,270	$373	$341,744	$87,197	$(67,518)	$361,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$37,704	$17,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	22,554	23,728
Amortization of deferred financing costs	2,446	2,516
Deferred income tax	3,775	5,458
Stock-based compensation	2,622	2,689
Earnings of unconsolidated affiliates, net of dividends	(21,707)	(9,950)
Unrealized net losses on foreign exchange forward contracts	2,815	—
Changes in assets and liabilities
Accounts receivable	(42,091)	(79,204)
Inventories	53,722	20,148
Accounts payable and other current liabilities	(11,944)	18,522
Income taxes payable	7,074	(720)
Other assets, net	3,892	(2,649)
Other liabilities, net	(17,948)	1,193

Cash provided by (used in) operating activities	42,914	(1,183)

Cash flows from investing activities
Capital expenditures	(27,670)	(41,141)
Proceeds from the sale of businesses and other assets	560	—
Payment for working capital adjustment from sale of business	—	(700)
Distributions from unconsolidated affiliates	—	978

Cash used in investing activities	(27,110)	(40,863)

Cash flows from financing activities
Short-term borrowings, net	(9,487)	(14,837)
Proceeds from Accounts Receivable Securitization Facility	—	60,971
Repayments of Accounts Receivable Securitization Facility	—	(61,538)

Cash used in financing activities	(9,487)	(15,404)
Effect of exchange rates on cash	(8,406)	36

Net change in cash and cash equivalents	(2,089)	(57,414)
Cash and cash equivalents—beginning of period	220,786	196,503

Cash and cash equivalents—end of period	$218,697	$139,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2015 and 2014 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2014 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015.

The December 31, 2014 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2014 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

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

Company Realignment

Until January 1, 2015, the chief executive officer, who is the Company’s chief operating decision maker, managed the Company’s operations under two divisions, Emulsion Polymers and Plastics, which included the following four reporting segments: Latex, Synthetic Rubber, Styrenics, and Engineered Polymers.

Effective January 1, 2015, the Company was reorganized under two new divisions called Performance Materials and Basic Plastics & Feedstocks. The Performance Materials division now includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics. The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes. These condensed consolidated financial statements and related notes thereto have been retroactively adjusted to reflect this change in reporting segments. See Note 14 for more information.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In April 2014, the Financial Accounting Standards Board (“FASB”) issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The Company adopted this guidance effective January 1, 2015, and the adoption did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new guidance which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. In April 2015, the FASB proposed to defer the effective date of this new guidance by one year. If the proposal is approved, subject to the FASB’s due process requirement, early adoption would be permitted as of the original effective date, and the standard would be effective for the Company beginning January 1, 2018. The Company is currently assessing the impact of adopting this guidance on its financial statements and results of operations.

In January 2015, the FASB issued guidance to simplify income statement classification by removing the concept of extraordinary items from GAAP. The Company adopted this guidance effective January 1, 2015, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This new guidance, which is to be applied on a retrospective basis, is effective for public companies for annual and interim periods beginning after December 31, 2015, with early adoption permitted. The Company will adopt this guidance effective January 1, 2016.

NOTE 3—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is supplemented by two strategic joint ventures, the results of which are included within the Basic Plastics & Feedstocks reporting segment: Americas Styrenics LLC (“Americas Styrenics”, a polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate”, a polycarbonate joint venture with Sumitomo Chemical Company, Limited). Investments held in the unconsolidated affiliates are accounted for by the equity method.

As of March 31, 2015 and December 31, 2014, respectively, the Company’s investment in Americas Styrenics was $153.7 million and $133.5 million, which was $104.5 million and $108.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 5.5 years as of March 31, 2015. The Company received dividends from Americas Styrenics of $15.0 million and $5.0 million during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, respectively, the Company’s investment in Sumika Styron Polycarbonate was $35.6 million and $34.1 million, which was $21.0 million and $21.3 million greater than the Company’s 50% share of the underlying net assets of Sumika Styron Polycarbonate. This amount represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron Polycarbonate. This difference is being amortized over the remaining useful life of the contributed assets of 10.5 years as of March 31, 2015. The Company received dividends from Sumika Styron Polycarbonate of $1.0 million during the three months ended March 31, 2014, with no dividends received during the three months ended March 31, 2015.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended March 31,
	2015	2014
Sales	$439,570	$564,132
Gross profit	$77,670	$38,008
Net income	$66,019	$21,520

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2015	2014
Finished goods	$197,762	$235,949
Raw materials and semi-finished goods	162,647	205,061
Supplies	30,563	32,851

Total	$390,972	$473,861

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2014 to March 31, 2015:

	Performance Materials
	Latex	Synthetic Rubber	Performance Plastics	Basic Plastics & Feedstocks	Total
Balance at December 31, 2014	$13,815	$9,461	$3,243	$8,055	$34,574
Foreign currency impact	(1,612)	(1,104)	(378)	(940)	(4,034)

Balance at March 31, 2015	$12,203	$8,357	$2,865	$7,115	$30,540

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of March 31, 2015 and December 31, 2014, respectively:

		March 31, 2015			December 31, 2014
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	15	$166,823	$(53,003)	$113,820	$188,854	$(56,782)	$132,072
Manufacturing Capacity Rights	6	20,400	(3,308)	17,092	23,095	(2,809)	20,286
Software	5	13,581	(7,078)	6,503	13,177	(6,441)	6,736
Software in development	N/A	7,678	—	7,678	6,000	—	6,000
Other	N/A	233	—	233	264	—	264
Total		$208,715	$(63,389)	$145,326	$231,390	$(66,032)	$165,358

Amortization expense on other intangible assets totaled $4.5 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
Remainder of 2015	$13,108
2016	16,918
2017	16,083
2018	15,396
2019	15,151
2020	11,903

NOTE 6—DEBT

Debt consisted of the following:

	March 31, 2015	December 31, 2014
Senior Secured Credit Facility
Revolving Facility	$—	$—
Senior Notes	1,192,500	1,192,500
Accounts Receivable Securitization Facility	—	—
Other indebtedness	6,260	9,707

Total debt	1,198,760	1,202,207
Less: short-term borrowings	(4,139)	(7,559)

Total long-term debt	$1,194,621	$1,194,648

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

This amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of March 31, 2015, the Company was in compliance with all debt covenant requirements under the Senior Secured Credit Facility.

As of March 31, 2015, the Company had no outstanding borrowings, and had $291.2 million (net of $8.8 million outstanding letters of credit) of funds available for borrowings under the Revolving Facility.

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

In July 2014, using proceeds from the Company’s IPO (see Note 1), the Company redeemed $132.5 million in aggregate principal amount of the Senior Notes, including a 103% call premium totaling $4.0 million, together with accrued and unpaid interest thereon of $5.2 million. Pursuant to the indenture, the Company may redeem another 10% of the original principal amount of the Senior Notes prior to August 1, 2015.

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

The indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, subject to certain exceptions. If the Senior Notes are assigned an investment grade by the rating agencies and the Company is not in default, certain covenants will be suspended. If the ratings on the Senior Notes decline to below investment grade, the suspended covenants will be reinstated. As of March 31, 2015, the Company was in compliance with all debt covenant requirements under the indenture.

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

As of March 31, 2015 and December 31, 2014, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $147.7 million and $136.1 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

NOTE 7— DERIVATIVE INSTRUMENTS

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

As of March 31, 2015, the Company had open foreign exchange forward contracts with a net notional U.S. dollar equivalent of $33.8 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2015.

Buy / (Sell)	March 31, 2015
Euro	$167,979
Chinese Yuan	$(97,476)
Swiss Franc	$40,700
Indonesian Rupiah	$(37,450)
British Pound	$(12,157)

Foreign Exchange Cash Flow Hedges

In March 2015, the Company entered into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company will sell a designated amount of euros and buy U.S. dollars at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to cost of goods sold in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The foreign exchange cash flow hedges, all of which remained open as of March 31, 2015, have maturities occurring over a period of 18 months, and have a net notional U.S. dollar equivalent of $90.0 million.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, including those not designated for hedge accounting treatment is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Balance Sheet		Gain (Loss) Recognized in Statement of Operations
	Three Months Ended March 31,				Statement of Operations Classification
	2015	2014	2015	2014
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$1,035	$—	$—	$—	Cost of sales

Total	$1,035	$—	$—	$—

Not Designated as Hedges
Foreign exchange forward contracts	$—	$—	$(20,962)	$—	Other expense, net

Total	$—	$—	$(20,962)	$—

The Company recorded losses from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges) of $21.0 million during the three months ended March 31, 2015. These losses offset net foreign exchange transaction gains of $18.0 million during the quarter, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of March 31, 2015, none of the foreign exchange cash flow hedges entered into during the quarter had settled. As a result, no amounts have been reclassified out of other comprehensive income (loss). The Company has no ineffectiveness related to its foreign exchange cash flow hedges. Further, the Company expects to reclassify in the next twelve months approximately $0.7 million from other comprehensive income (loss) into earnings related to the Company’s outstanding cash flow hedges as of March 31, 2015 based on current foreign exchange rates.

Forward contracts are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As such, in accordance with the Company’s accounting policy, we record these foreign exchange forward contracts on a net basis, by counterparty within the condensed consolidated balance sheet. Net unrealized gains and losses are recorded within “Accounts receivable, net of allowance” and “Accounts payable,” respectively, in the condensed consolidated balance sheets.

Information regarding the gross amounts of the Company’s derivative instruments and the amounts offset in the condensed consolidated balance sheets is as follows:

	March 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Foreign exchange forward contracts	$1,779	$(1,779)	$—
Foreign exchange cash flow hedges	1,074	—	1,074

Total	$2,853	$(1,779)	$1,074

	March 31, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Foreign exchange forward contracts	$9,148	$(1,779)	$7,369
Foreign exchange cash flow hedges	—	—	—

Total	$9,148	$(1,779)	$7,369

	December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts of Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Foreign exchange forward contracts	$2,037	$(1,739)	$298

Total	$2,037	$(1,739)	$298

	December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Foreign exchange forward contracts	$6,589	$(1,739)	$4,850

Total	$6,589	$(1,739)	$4,850

Refer to Note 8 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments.

NOTE 8—FAIR VALUE MEASUREMENTS

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

	March 31, 2015
Assets (Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$—	$—	$—
Foreign exchange forward contracts—(Liabilities)	—	(7,369)	—	(7,369)
Foreign exchange cash flow hedges —Assets	—	1,074	—	1,074

Total fair value	$—	$(6,295)	$—	$(6,295)

	December 31, 2014
Assets (Liabilities) at Fair Value	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$298	$—	$298
Foreign exchange forward contracts—(Liabilities)	—	(4,850)	—	(4,850)

Total fair value	$—	$(4,552)	$—	$(4,552)

The Company uses an income approach to value its derivative instruments, utilizing discounted cash flow techniques, considering the terms of the contract and observable market information available as of the reporting date. Significant inputs to the valuation for foreign exchange forward contracts are obtained from broker quotations or from listed or over-the-counter market data, and are classified as Level 2 in the fair value hierarchy.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2015 and December 31, 2014, respectively:

	As of March 31, 2015	As of December 31, 2014
Senior Notes (Level 2)	$1,253,616	$1,212,045

Total fair value	$1,253,616	$1,212,045

There were no other significant financial instruments outstanding as of March 31, 2015 and December 31, 2014.

NOTE 9—PROVISION FOR INCOME TAXES

	Three Months Ended March 31,
	2015	2014
Effective income tax rate	32.2%	42.7%

Provision for income taxes for the three months ended March 31, 2015 was $17.9 million, resulting in an effective tax rate of 32.2%. Provision for income taxes for the three months ended March 31, 2014 was $12.8 million, resulting in an effective tax rate of 42.7%.

The effective income tax rate is impacted by losses primarily within our holding companies incorporated in Luxembourg, which do not provide a tax benefit to the Company. For the three months ended March 31, 2015 and 2014 these losses totaled approximately $18.0 million and $23.9 million, respectively. In both periods, these losses were primarily from non-deductible interest and stock-based compensation expenses. Specifically, the decrease in losses is the result of a decrease in non-deductible interest expense within our holding companies incorporated in Luxembourg, primarily attributable to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. At March 31, 2015 and December 31, 2014, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the Styron sales and purchase agreement, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut; Dalton, Georgia; and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan; Schkopau, Germany; Terneuzen, The Netherlands; and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

Inherent uncertainties exist in the Company’s potential environmental liabilities primarily due to unknown conditions, whether future claims may fall outside the scope of the indemnity, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. In connection with the Company’s existing indemnification, the possibility is considered remote that environmental remediation costs will have a material adverse impact on the condensed consolidated financial statements.

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from 1 to 6 years. In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the annual commitment as disclosed in the consolidated financial statements included in the 2014 Annual Report.

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

NOTE 11—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended March 31,
	2015	2014
Defined Benefit Pension Plans
Service cost	$4,301	$3,515
Interest cost	1,360	1,933
Expected return on plan assets	(421)	(621)
Amortization of prior service credit	(423)	(256)
Amortization of net loss	1,381	467

Net periodic benefit cost	$6,198	$5,038

	Three Months Ended March 31,
	2015	2014
Other Postretirement Plans
Service cost	$88	$75
Interest cost	140	78
Amortization of prior service cost	26	26
Amortization of net gain	—	(37)

Net periodic benefit cost	$254	$142

As of March 31, 2015 and December 31, 2014, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $178.5 million and $196.6 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $4.8 million during the three months ended March 31, 2015. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $12.0 million to its defined benefit plans for the remainder of 2015.

NOTE 12—STOCK-BASED COMPENSATION

Restricted Stock Awards issued by the Parent

On June 17, 2010, Bain Capital Everest Manager Holding SCA (“the Parent”), an affiliate of Bain Capital, authorized the issuance of up to 750,000 shares in time-based and performance-based restricted stock to certain key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent. With the adoption of the Company’s 2014 Omnibus Incentive Plan (see discussion below), no further restricted stock awards will be issued by the Parent on behalf of the Company.

Time-based Restricted Stock Awards

For the three months ended March 31, 2015, there were no grants of time-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $1.1 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $3.9 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Modified Time-based Restricted Stock Awards

For the three months ended March 31, 2015, there were no grants of modified time-based restricted stock awards. Total compensation expense recognized for modified time-based restricted stock awards was $0.9 million for the three months ended March 31, 2015. As of March 31, 2015, there was $8.3 million of total unrecognized compensation cost related to the modified time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Management Retention Awards

During the year ended December 31, 2012, the Parent agreed to retention awards with certain officers. These awards generally vest over one to four years, and are payable upon vesting subject to the participant’s continued employment with the Company on the vesting date. Compensation expense related to these retention awards is equivalent to the value of the award, and is being recognized ratably over the applicable service period. Total compensation expense for these retention awards was $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $0.3 million in unrecognized compensation cost related to these retention awards. This cost is expected to be recognized over a period of 0.8 years.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s board of directors approved the Trinseo S.A. 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”), adopted on May 28, 2014, under which the maximum number of shares of common stock that may be delivered upon satisfaction of awards granted under such plan is 4.5 million shares. During the three months ended March 31, 2015, the Board of Directors of the Company approved equity award grants for certain executives and employees, comprised of restricted share units (or RSUs) and options to purchase shares.

The RSUs vest in full on the third anniversary of the date of grant, generally subject to the employee remaining continuously employed by the Company on the vesting date. Upon a termination of employment due to the employee’s death or retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy or due to the employee’s disability prior to the vesting date, the RSUs will vest in full or in part, depending on the type of termination. Dividends and dividend equivalents will not accumulate on unvested RSUs. Compensation cost for the RSUs is measured at the grant date based on the fair value of the award and is recognized ratably as expense over the three year vesting term.

The option awards, which contain an exercise term of nine years from the date of grant, vest in three equal annual installments beginning on the on the first anniversary of the date of grant, generally subject to the employee remaining continuously employed on the applicable vesting date. Upon a termination of employment due to the employee’s death or retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy or due to the employee’s disability prior to a vesting date, the options will vest in full or will continue to vest on the original vesting schedule, depending on the type of termination. In the event employment is terminated for cause, all vested and unvested options will be forfeited. Compensation cost for the option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting.

The fair value of RSUs is equal to the fair market value of the Company’s common shares based on the closing price on the date of grant. During the three months ended March 31, 2015, the Company granted 412,538 RSUs at a weighted-average grant date fair value of $18.14 per unit. Total compensation expense recognized for the RSUs was $0.2 million for the three months ended March 31, 2015. As of March 31, 2015, there was $7.3 million of total unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

The fair value for option awards is computed using the Black-Scholes pricing model, whose significant inputs and assumptions are determined at the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the Company’s stock price. During the three months ended March 31, 2015, the Company granted 603,702 option awards to purchase common shares at a weighted-average grant date fair value of $7.79 per option award.

Since the Company’s equity interests were privately held prior to the IPO in June 2014, there is limited publicly traded stock history, and as a result the expected volatility used in the Black-Scholes pricing model is based on the historical volatility of similar companies’ stock that are publicly traded as well as the Company’s debt-to-equity ratio. Until such time that the Company has enough publicly traded stock history to determine expected volatility based solely on its stock, estimated volatility of options granted will be based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For the grants presented herein, the simplified method was used to calculate the expected term of options, given the Company’s limited historical exercise data. The risk free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero based on historical and expected dividend activity.

The following are the weighted-average assumptions used within the Black-Scholes pricing model for grants during the three months ended March 31, 2015:

Assumptions	Three Months Ended March 31, 2015
Expected term (in years)	5.50
Expected volatility	45.00%
Risk-free interest rate	1.65%
Dividend yield	0.00%

Total compensation expense for the option awards was $0.2 million for the three months ended March 31, 2015. As of March 31, 2015, there was $4.5 million of total unrecognized compensation cost related to the option awards, which is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a ten year initial term advisory agreement with Bain Capital (the “Advisory Agreement”) wherein Bain Capital provides management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014. Bain Capital will continue to provide an immaterial level of ad hoc advisory services for the Company going forward. In conjunction with the above, we paid Bain Capital fees (including out-of-pocket expenses) of $0.1 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

Bain Capital also provided advice pursuant to a 10-year transaction services agreement with fees payable equaling 1% of the transaction value of each financing, acquisition or similar transaction. In connection with the IPO, Bain Capital received $2.2 million of transaction fees, which were recorded within “Additional paid-in-capital” on the condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014. This transaction services agreement also terminated upon consummation of the Company’s IPO in June 2014.

NOTE 14—SEGMENTS

Until January 1, 2015, the chief executive officer, who is the Company’s chief operating decision maker, managed the Company’s operations under two divisions, Emulsion Polymers and Plastics, which included the following four reporting segments: Latex, Synthetic Rubber, Styrenics, and Engineered Polymers.

Effective January 1, 2015, the Company was reorganized under two new divisions called Performance Materials and Basic Plastics & Feedstocks. The Performance Materials division now includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics. The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes. This new organizational structure better reflects the nature of the Company by grouping together segments with similar strategies, business drivers and operating characteristics.

The information below for the three months ended March 31, 2014 has been retroactively adjusted to reflect this change in reporting segments.

The Latex segment produces SB latex primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications. The Synthetic Rubber segment produces synthetic rubber products used predominantly in tires, with additional applications in polymer modification and technical rubber goods, including conveyer and fan belts, hoses, seals and gaskets. The Performance Plastics segment produces highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, and lighting, collectively consumer essential markets, or CEM. The Basic Plastics & Feedstocks segment includes styrenic polymers, polycarbonate, or PC, and styrene monomer, and also includes the results of the Company’s two 50%-owned joint ventures, Americas Styrenics and Sumika Styron Polycarbonate.

	Performance Materials
Three Months Ended	Latex	Synthetic Rubber	Performance Plastics	Basic Plastics & Feedstocks	Corporate Unallocated	Total
March 31, 2015
Sales to external customers	$238,256	$129,404	$196,944	$453,661	$—	$1,018,265
Equity in earnings of unconsolidated affiliates	—	—	—	36,707	—	36,707
EBITDA(1)	21,459	26,177	25,097	59,012
Investment in unconsolidated affiliates	—	—	—	189,364	—	189,364
Depreciation and amortization	6,370	7,790	1,413	6,230	751	22,554
March 31, 2014
Sales to external customers	$326,305	$176,714	$202,005	$654,108	$—	$1,359,132
Equity in earnings of unconsolidated affiliates	—	—	—	14,950	—	14,950
EBITDA(1)	25,513	43,101	17,349	22,558
Investment in unconsolidated affiliates	—	—	—	164,859	—	164,859
Depreciation and amortization	6,304	7,170	1,243	7,920	1,091	23,728

(1)	Reconciliation of EBITDA to net income is as follows:

	Three Months Ended March 31,
	2015	2014
Total Segment EBITDA	$131,745	$108,521
Corporate unallocated	(24,731)	(22,139)
Less: Interest expense, net	28,856	32,818
Less: Provision for income taxes	17,900	12,750
Less: Depreciation and amortization	22,554	23,728

Net income	$37,704	$17,086

Corporate unallocated includes corporate overhead costs and certain other income and expenses.

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

NOTE 15—DIVESTITURES

EPS Divestiture

In June 2013, the Company’s board of directors approved the sale of its expandable polystyrene (“EPS”) business within the Company’s Basic Plastics & Feedstocks segment, under a sale and purchase agreement which was signed in July 2013. The sale closed on September 30, 2013, subject to a $0.7 million working capital adjustment, which was paid by the Company during the first quarter of 2014 and is reflected within investing activities in the condensed consolidated statement of cash flows the three months ended March 31, 2014.

Further, under the terms of the sale and purchase agreement, should the divested EPS business record EBITDA (as defined therein) greater than zero for fiscal year 2014, the Company would receive an incremental payment of €0.5 million. The EBITDA threshold was met for fiscal year 2014 and the Company received the €0.5 million payment (approximately $0.6 million based upon the applicable foreign exchange rate in the period the payment was received) during the three months ended March 31, 2015, which is reflected within cash flows used in investing activities in the condensed consolidated statement of cash flows for the period.

NOTE 16—RESTRUCTURING

Restructuring in Polycarbonate

During the second quarter of 2014, the Company announced a restructuring within its Basic Plastics & Feedstocks segment to exit the commodity market for polycarbonate in North America and to terminate existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility (the “Freeport facility”). The Company also entered into a new long-term supply contract with a third party to supply polycarbonate in North America. These revised arrangements became operational in the fourth quarter of 2014. In addition, the Company executed revised supply contracts for certain raw materials that were processed at its polycarbonate manufacturing facility in Stade, Germany, which took effect January 1, 2015. These revised agreements are expected to facilitate improvements in future results of operations for the Basic Plastics & Feedstocks segment. Production at the Freeport facility ceased as of September 30, 2014, and decommissioning and demolition began thereafter, with completion in the first quarter of 2015.

The Company recorded certain restructuring charges during the year ended December 31, 2014 primarily relating to the reimbursement of decommissioning and demolition costs incurred by Dow, none of which were incurred during the three months ended March 31, 2014. Of the charges incurred, $4.2 million remained accrued within “Accounts payable” in the condensed consolidated balance sheet as of December 31, 2014. For the three months ended March 31, 2015, the Company recorded the remainder of the expected restructuring charges of $0.5 million related to the reimbursement of decommissioning and demolition costs incurred by Dow. These charges were included in “Selling, general and administrative expenses” in the consolidated statements of operations, and were allocated entirely to the Basic Plastics & Feedstocks segment. There were no remaining amounts accrued in the condensed consolidated balance sheet as of March 31, 2015.

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

For the year ended December 31, 2014, the Company recorded additional net restructuring charges of approximately $2.8 million, related primarily to incremental employee termination benefit charges, contract termination charges, and decommissioning costs (of which $0.6 million was recorded during the three months ended March 31, 2014). These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Latex segment. There were no additional restructuring charges recorded related to the Altona plant shutdown during the three months ended March 31, 2015. Of the remaining balances at March 31, 2015 and December 31, 2014, $1.0 million and $1.2 million, respectively, are recorded in “Accrued expenses and other current liabilities” and $0.8 million and $0.9 million, respectively, were recorded in “Other noncurrent liabilities” in the condensed consolidated balance sheet.

The following tables provide a rollforward of the liability balances associated with the Altona plant shutdown for the three months ended March 31, 2015:

	Balance at December 31, 2014	Expenses	Deductions(1)	Balance at March 31, 2015
Contract termination charges	$2,128	$—	$(369)	$1,759

Total	$2,128	$—	$(369)	$1,759

(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Currency Translation Adjustment, Net	Employee Benefits, Net	Foreign Exchange Cash Flow Hedges, Net	Total
December 31, 2014	$(17,755)	$(57,462)	$—	$(75,217)
Other comprehensive income (loss)	(114,155)	837	1,035	(112,283)

March 31, 2015	$(131,910)	$(56,625)	$1,035	$(187,500)

December 31, 2013	$116,146	$(27,768)	$—	$88,378
Other comprehensive income (loss)	(1,425)	244	—	(1,181)

March 31, 2014	$114,721	$(27,524)	$—	$87,197

As noted above, the foreign exchange cash flow hedges were first entered during the three months ended March 31, 2015, with no settled contracts during that period. As such, for the three months ended March 31, 2015, there were no amounts related to the foreign exchange cash flow hedges reclassified into net income (loss) from accumulated other comprehensive income (loss). In future periods, when the underlying hedged transaction occurs, the effective portion of the gain or loss on the derivative will be reclassified from accumulated other comprehensive income (loss) into “Cost of sales” within the condensed consolidated statement of operations.

NOTE 18—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of the Company’s common shares outstanding for the applicable period. Diluted earnings (loss) per share (“diluted EPS”) is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes unvested RSUs and stock option awards. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table presents EPS and diluted EPS for the three months ended March 31, 2015 and 2014, respectively. These balances have been retroactively adjusted to give effect to the Company’s 1-for-436.69219 reverse stock split declared effective on May 30, 2014, discussed in Note 1.

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Earnings (losses):
Net income available to common shareholders	$37,704	$17,086
Shares:
Weighted average common shares outstanding	48,770	37,270
Dilutive effect of RSUs and option awards*	81	—

Diluted weighted average shares outstanding	48,851	37,270

Income per share:
Income per share—basic	$0.77	$0.46

Income per share—diluted	$0.77	$0.46

*	Refer to Note 12 for discussion of RSUs and option awards granted in June of 2014 and in the first quarter of 2015 to certain Company directors and employees. No such awards were outstanding during the three months ended March 31, 2014.

NOTE 19—SUBSEQUENT EVENTS

In May 2015, the Company issued $700.0 million equivalent in gross proceeds of senior notes, consisting of $300.0 million of senior notes due May 1, 2022 (the “Dollar Notes”) and €375.0 million of senior notes due May 1, 2022 (the “Euro Notes” and, together with the Dollar Notes, the “Notes”) by its subsidiaries Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers”). The Dollar Notes will bear interest at a rate of 6.750% and the Euro Notes will bear interest at a rate of 6.375%. The Issuers will pay interest semi-annually in arrears on the Notes on May 1 and November 1 of each year beginning on November 1, 2015.

Additionally, in May 2015, the Company entered into a new senior secured credit facility to, among other things, issue a $500.0 million term loan facility (the “Term Loans”) bearing an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor. The Term Loans were issued with an original issue discount of 0.25%, and mature November 1, 2021. The new senior secured credit facility includes a revolving credit facility with a borrowing capacity of $325.0 million that matures in May 2020.

The net proceeds from the Notes offering, together with approximately $500.0 million of borrowings under the Term Loans and available cash, will be used to repay all outstanding indebtedness under the Issuers’ 8.750% Senior Secured Notes due 2019 totaling $1,192.5 million, together with a call premium of approximately $69.0 million and accrued and unpaid interest thereon of approximately $30.0 million.

NOTE 20—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following supplemental condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10 of Regulation S-X:

•	the Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014;

•	the Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; and

•	the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015 and 2014.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	March 31, 2015
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$332	$672	$146,314	$71,379	$—	$218,697
Accounts receivable, net of allowance	17	71	208,344	381,244	389	590,065
Intercompany receivables	—	466,636	1,322,623	109,510	(1,898,769)	—
Inventories	—	—	312,440	82,845	(4,313)	390,972
Deferred income tax assets	—	—	4,811	3,612	—	8,423
Other current assets	—	67	5,879	5,432	—	11,378

Total current assets	349	467,446	2,000,411	654,022	(1,902,693)	1,219,535

Investments in unconsolidated affiliates	—	—	189,364	—	—	189,364
Property, plant and equipment, net	—	—	381,705	123,400	—	505,105
Other assets
Goodwill	—	—	30,540	—	—	30,540
Other intangible assets, net	—	—	143,555	1,771	—	145,326
Investments in subsidiaries	258,121	1,268,922	531,264	—	(2,058,307)	—
Intercompany notes receivable— noncurrent	—	1,277,039	13,837	—	(1,290,876)	—
Deferred income tax assets—noncurrent	—	—	41,465	6,755	—	48,220
Deferred charges and other assets	—	35,241	20,200	752	813	57,006

Total other assets	258,121	2,581,202	780,861	9,278	(3,348,370)	281,092

Total assets	$258,470	$3,048,648	$3,352,341	$786,700	$(5,251,063)	$2,195,096

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$—	$—	$—	$4,139	$—	$4,139
Accounts payable	—	2,439	335,572	57,020	—	395,031
Intercompany payables	9,489	844,367	488,649	556,217	(1,898,722)	—
Income taxes payable	—	—	15,168	170	630	15,968
Deferred income tax liabilities	—	—	1,454	476	—	1,930
Accrued expenses and other current liabilities	73	26,862	46,801	11,010	—	84,746

Total current liabilities	9,562	873,668	887,644	629,032	(1,898,092)	501,814

Noncurrent liabilities
Long-term debt	—	1,192,500	2,121	—	—	1,194,621
Intercompany notes payable—noncurrent	—	—	1,251,314	39,562	(1,290,876)	—
Deferred income tax liabilities—noncurrent	—	3,175	18,232	7,739	—	29,146
Other noncurrent obligations	—	—	208,523	12,084	—	220,607

Total noncurrent liabilities	—	1,195,675	1,480,190	59,385	(1,290,876)	1,444,374

Commitments and contingencies (Note 10)
Shareholders’ equity	248,908	979,305	984,507	98,283	(2,062,095)	248,908

Total liabilities and shareholders’ equity	$258,470	$3,048,648	$3,352,341	$786,700	$(5,251,063)	$2,195,096

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$904	$2,653	$166,106	$51,123	$—	$220,786
Accounts receivable, net of allowance	—	62	207,465	393,539	—	601,066
Intercompany receivables	55	493,090	1,369,837	101,716	(1,964,698)	—
Inventories	—	—	381,797	99,709	(7,645)	473,861
Deferred income tax assets	—	—	5,382	6,404	—	11,786
Other current assets	—	148	6,476	8,540	—	15,164

Total current assets	959	495,953	2,137,063	661,031	(1,972,343)	1,322,663

Investments in unconsolidated affiliates	—	—	167,658	—	—	167,658
Property, plant and equipment, net	—	—	426,905	129,792	—	556,697
Other assets
Goodwill	—	—	34,574	—	—	34,574
Other intangible assets, net	—	—	164,020	1,338	—	165,358
Investments in subsidiaries	327,100	1,327,675	595,755	—	(2,250,530)	—
Intercompany notes receivable—noncurrent	—	1,323,401	15,664	—	(1,339,065)	—
Deferred income tax assets—noncurrent	—	—	43,676	3,136	—	46,812
Deferred charges and other assets	—	36,899	23,398	718	1,339	62,354

Total other assets	327,100	2,687,975	877,087	5,192	(3,588,256)	309,098

Total assets	$328,059	$3,183,928	$3,608,713	$796,015	$(5,560,599)	$2,356,116

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$—	$—	$—	$7,559	$—	$7,559
Accounts payable	46	2,323	366,882	65,441	—	434,692
Intercompany payables	6,944	888,660	522,930	546,150	(1,964,684)	—
Income taxes payable	—	—	8,864	549	—	9,413
Deferred income tax liabilities	—	—	1,171	242	—	1,413
Accrued expenses and other current liabilities	204	52,001	55,412	13,311	—	120,928

Total current liabilities	7,194	942,984	955,259	633,252	(1,964,684)	574,005

Noncurrent liabilities
Long-term debt	—	1,192,500	2,148	—	—	1,194,648
Intercompany notes payable—noncurrent	—	—	1,296,121	42,944	(1,339,065)	—
Deferred income tax liabilities—noncurrent	—	2,300	16,145	8,866	—	27,311
Other noncurrent obligations	—	—	226,708	12,579	—	239,287

Total noncurrent liabilities	—	1,194,800	1,541,122	64,389	(1,339,065)	1,461,246

Commitments and contingencies (Note 10)
Shareholders’ equity	320,865	1,046,144	1,112,332	98,374	(2,256,850)	320,865

Total liabilities and shareholders’ equity	$328,059	$3,183,928	$3,608,713	$796,015	$(5,560,599)	$2,356,116

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31, 2015
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$936,736	$271,853	$(190,324)	$1,018,265
Cost of sales	—	156	840,114	268,578	(193,662)	915,186

Gross profit	—	(156)	96,622	3,275	3,338	103,079
Selling, general and administrative expenses	3,107	82	43,884	4,702	—	51,775
Equity in earnings of unconsolidated affiliates	—	—	36,707	—	—	36,707

Operating income (loss)	(3,107)	(238)	89,445	(1,427)	3,338	88,011
Interest expense, net	—	28,692	133	31	—	28,856
Intercompany interest expense (income), net	3	(18,847)	16,239	2,605	—	—
Other expense (income), net	2,476	(2,966)	(4,054)	8,092	3	3,551
Equity in loss (earnings) of subsidiaries	(43,290)	(53,480)	(36,218)	—	132,988	—

Income (loss) before income taxes	37,704	46,363	113,345	(12,155)	(129,653)	55,604
Provision for (benefit from) income taxes	—	969	16,573	(818)	1,176	17,900

Net income (loss)	$37,704	$45,394	$96,772	$(11,337)	$(130,829)	$37,704

Comprehensive income (loss)	$(74,579)	$(66,889)	$(13,012)	$(13,836)	$93,737	$(74,579)

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$1,227,563	$347,297	$(215,728)	$1,359,132
Cost of sales	—	157	1,147,077	329,723	(216,454)	1,260,503

Gross profit	—	(157)	80,486	17,574	726	98,629
Selling, general and administrative expenses	2,706	685	42,076	4,563	—	50,030
Equity in earnings of unconsolidated affiliates	—	—	14,950	—	—	14,950

Operating income (loss)	(2,706)	(842)	53,360	13,011	726	63,549
Interest expense, net	—	31,590	312	916	—	32,818
Intercompany interest expense (income), net	2	(19,831)	16,647	3,152	30	—
Other expense (income), net	—	(3,088)	(824)	4,807	—	895
Equity in loss (earnings) of subsidiaries	(19,794)	(35,386)	(27,168)	—	82,348	—

Income (loss) before income taxes	17,086	25,873	64,393	4,136	(81,652)	29,836
Provision for income taxes	—	—	9,182	3,316	252	12,750

Net income (loss)	$17,086	$25,873	$55,211	$820	$(81,904)	$17,086

Comprehensive income (loss)	$15,905	$24,692	$54,636	$214	$(79,542)	$15,905

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2015
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(636)	$(36,376)	$42,502	$37,424	$—	$42,914
Cash flows from investing activities
Capital expenditures	—	—	(22,689)	(4,981)	—	(27,670)
Proceeds from the sale of businesses and other assets	—	—	560	—	—	560
Intercompany investing activities	—	—	15,691	—	(15,691)	—

Cash used in investing activities	—	—	(6,438)	(4,981)	(15,691)	(27,110)

Cash flows from financing activities
Intercompany short-term borrowings, net	65	34,046	(48,986)	(816)	15,691	—
Short-term borrowings, net	—	—	(66)	(9,421)	—	(9,487)

Cash provided by (used in) financing activities	65	34,046	(49,052)	(10,237)	15,691	(9,487)
Effect of exchange rates on cash	(1)	349	(6,804)	(1,950)	—	(8,406)

Net change in cash and cash equivalents	(572)	(1,981)	(19,792)	20,256	—	(2,089)
Cash and cash equivalents—beginning of period	904	2,653	166,106	51,123	—	220,786

Cash and cash equivalents—end of period	$332	$672	$146,314	$71,379	$—	$218,697

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2014
	Parent Guarantor	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Cash provided by (used in) operating activities	$(15)	$(33,173)	$14,291	$17,714	$—	$(1,183)
Cash flows from investing activities
Capital expenditures	—	—	(38,254)	(2,887)	—	(41,141)
Payment for working capital adjustment from sale of business	—	—	(700)	—	—	(700)
Distributions from unconsolidated affiliates	—	—	978	—	—	978
Investments in subsidiaries	—	(10,000)	—	—	10,000	—
Intercompany investing activities	—	—	(76,566)	—	76,566	—

Cash provided by (used in) investing activities	—	(10,000)	(114,542)	(2,887)	86,566	(40,863)

Cash flows from financing activities
Intercompany short-term borrowings, net	30	44,908	13,050	5,578	(63,566)	—
Short-term borrowings, net	—	(2,188)	(70)	(12,579)	—	(14,837)
Contributions from parent companies	—	—	10,000	—	(10,000)	—
Proceeds from issuance of intercompany indebtedness	—	—	13,000	—	(13,000)	—
Proceeds from Accounts Receivable Securitization Facility	—	—	—	60,971	—	60,971
Repayments of Accounts Receivable Securitization Facility	—	—	—	(61,538)	—	(61,538)

Cash provided by (used in) financing activities	30	42,720	35,980	(7,568)	(86,566)	(15,404)
Effect of exchange rates on cash	—	2	322	(288)	—	36

Net change in cash and cash equivalents	15	(451)	(63,949)	6,971	—	(57,414)
Cash and cash equivalents—beginning of period	2	954	154,770	40,777	—	196,503

Cash and cash equivalents—end of period	$17	$503	$90,821	$47,748	$—	$139,089

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global materials company engaged in the manufacturing and marketing of synthetic rubber, latex, and plastics, including various specialty and technologically differentiated products. We have leading market positions in many of the markets in which we compete. We believe we have developed these strong market positions due to our technological differentiation, diverse global manufacturing base, long-standing customer relationships, commitment to sustainable solutions and competitive cost positions. We believe that growth in overall consumer spending and construction activity, increased demand in the automotive industry for higher fuel efficiency and lighter-weight materials, and improving living standards in emerging markets will result in growth in the global markets in which we compete. In addition, we believe our increasing business presence in developing regions such as China, Southeast Asia and Eastern Europe further enhances our prospects.

We develop synthetic rubber, latex, and plastics products that are incorporated into a wide range of our customers’ products throughout the world, including tires and other products for automotive applications, carpet and artificial turf backing, coated paper and packaging board, food service packaging, appliances, medical devices, consumer electronics and construction applications, among others. We seek to regularly develop new and improved products and processes, supported by our strong patent portfolio, designed to enhance our customers’ product offerings. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s production costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. We believe these product traits result in substantial customer loyalty for our products.

Until January 1, 2015, we operated in four reporting segments: Latex, Synthetic Rubber, Styrenics and Engineered Polymers. Effective January 1, 2015, we reorganized our business under two new divisions called Performance Materials and Basic Plastics & Feedstocks. The Performance Materials division now includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics. The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes and includes styrenic polymers, polycarbonate, or PC, and styrene monomer. In addition, the Basic Plastics & Feedstocks division includes the results of our two 50%-owned joint ventures, Americas Styrenics LLC, or Americas Styrenics, and Sumika Styron Polycarbonate Limited, or Sumika Styron Polycarbonate. The following chart provides an overview of our new organizational structure.

We believe that this new organizational structure better reflects the nature of our Company by grouping together segments with similar strategies, business drivers and operating characteristics. Our two new divisions are of similar size in terms of sales, but have different margin profiles, different strategic focus, different value drivers and different operating requirements. By organizing the Company in this way, we believe that we can manage and operate more effectively in order to accelerate the growth of our Performance Materials division and improve the profitability of our Basic Plastics & Feedstocks division. We also believe that this new organizational structure allows our investors to better understand the drivers of our business.

Prior period financial information included within this Quarterly Report has been recast from its previous presentation to reflect the Company’s new organizational structure.

Our major products include: styrene-butadiene latex, or SB latex, and styrene-acrylate latex, or SA latex, in our Latex segment; solution styrene-butadiene rubber, or SSBR, lithium polybutadiene rubber, or Li-PBR, emulsion styrene-butadiene rubber, or ESBR, and nickel polybutadiene rubber, or Ni-PBR, in our Synthetic Rubber segment; highly engineered compounds and blends products for automotive end markets, as well as consumer electronics, medical, and lighting, which we collectively call consumer essential markets (CEM) in our Performance Plastics segment; and PC, polystyrene, acrylonitrile-butadiene styrene, or ABS, and styrene-acrylonitrile, or SAN, in our Basic Plastics & Feedstocks segment.

2015 Year-to-Date Highlights

Name Change and Rebranding

In the first quarter of 2015, we completed a rebranding process to change our operating name and legal entities from “Styron” to “Trinseo.” We believe that this new name reflects our breadth as a company with broad global reach and a diverse portfolio of materials and technologies. We believe Trinseo captures our commitment to deliver innovative and sustainable materials that provide value to our customers’ products.

Debt Refinancing

In May 2015, the Company issued $700.0 million equivalent in gross proceeds of senior notes, consisting of $300.0 million of senior notes due May 1, 2022 (the “Dollar Notes”) and €375.0 million of senior notes due May 1, 2022 (the “Euro Notes” and, together with the Dollar Notes, the “Notes”) by its subsidiaries Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers”). The Dollar Notes will bear interest at a rate of 6.750% and the Euro Notes will bear interest at a rate of 6.375%. The Issuers will pay interest semi-annually in arrears on the Notes on May 1 and November 1 of each year beginning on November 1, 2015.

Additionally, in May 2015, the Company entered into a new senior secured credit facility to, among other things, issue a $500.0 million term loan facility (the “Term Loans”) bearing an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor. The Term Loans were issued with an original issue discount of 0.25%, and mature November 1, 2021. The new senior secured credit facility includes a revolving credit facility with a borrowing capacity of $325.0 million that matures in May 2020.

The net proceeds from the Notes offering, together with approximately $500.0 million of borrowings under the Term Loans and available cash, will be used to repay all outstanding indebtedness under the Issuers’ 8.750% Senior Secured Notes due 2019 totaling $1,192.5 million, together with a call premium of approximately $69.0 million and accrued and unpaid interest thereon of approximately $30.0 million.

This new capital structure is expected to reduce the Company’s annual interest expense by approximately $37.0 million.

Results of Operations

Results of Operations for the Three Ended March 31, 2015 and 2014

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

(in millions)	Three Months Ended March 31,
	2015	2014
Net sales	$1,018.3	$1,359.1
Cost of sales	915.2	1,260.5

Gross profit	103.1	98.6
Selling, general and administrative expenses	51.8	50.0
Equity in earnings of unconsolidated affiliates	36.7	15.0

Operating income	88.0	63.6
Interest expense, net	28.9	32.8
Other expense, net	3.5	0.9

Income before income taxes	55.6	29.9
Provision for income taxes	17.9	12.8

Net income	$37.7	$17.1

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	89.9%	92.7%

Gross profit	10.1%	7.3%
Selling, general and administrative expenses	5.1%	3.7%
Equity in earnings of unconsolidated affiliates	3.6%	1.1%

Operating income	8.6%	4.7%
Interest expense, net	2.8%	2.4%
Other expense, net	0.3%	0.1%

Income before income taxes	5.5%	2.2%
Provision for income taxes	1.8%	0.9%

Net income	3.7%	1.3%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Sales

Net sales for the three months ended March 31, 2015 decreased by $340.8 million, or 25.1%, to $1,018.3 million from $1,359.1 million for the three months ended March 31, 2014. Of the 25.1% decrease, 22.8% was due to lower selling prices primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and styrene monomer to our customers in Latex and Basic Plastics & Feedstocks. In addition, 6.9% of the decrease was related to an unfavorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 4.5% increase due to higher sales volumes across all of our reporting segments.

Cost of Sales

Cost of sales for the three months ended March 31, 2015 decreased by $345.3 million, or 27.4%, to $915.2 million from $1,260.5 million for the three months ended March 31, 2014. Of the 27.4% decrease, 24.4% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 6.7% of the decrease was due to a favorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 3.6% increase due to higher sales volumes across all of our reporting segments.

Gross Profit

Gross profit for the three months ended March 31, 2015 increased by $4.5 million, or 4.6%, to $103.1 million from $98.6 million for the three months ended March 31, 2014. The increase was primarily attributable to higher sales volumes across all of our reporting segments, which was partially offset by an unfavorable currency impact, as the U.S. dollar strengthened compared to the euro.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, for the three months ended March 31, 2015 remained relatively flat compared to the three months ended March 31, 2015, increasing by $1.8 million, or 3.6%, to $51.8 million from $50.0 million. The increase in SG&A was primarily due to increased costs of $1.3 million related to the process of changing our corporate name from Styron to Trinseo, and increases in other employee benefits. These increases were partially offset by a $1.2 million decrease in fees incurred related to the Advisory Agreement with Bain, which was terminated upon completion of the Company’s IPO in June 2014, and by decreases related to a favorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2015 was $36.7 million compared to equity in earnings of $15.0 million for the three months ended March 31, 2014. Americas Styrenics equity earnings increased to $35.2 million for the three months ended March 31, 2015 from $15.5 million for the three months ended March 31, 2014, driven by higher polystyrene margin from lower raw material prices, and from higher volumes of styrene monomer sold. Sumika Styron Polycarbonate had equity earnings of $1.5 million for the three months ended March 31, 2015 compared to equity losses of $0.5 million for the three months ended March 31, 2014 as market conditions within polycarbonate begin to improve.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2015 was $28.9 million compared to $32.8 million for the three months ended March 31, 2014. This decrease in interest expense was primarily attributable to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014.

Other Expense (Income), net

Other expense, net for the three months ended March 31, 2015 was $3.5 million, which consisted primarily of net foreign exchange transaction losses of approximately $3.0 million and other expenses of $0.5 million. During the first quarter of 2015, the Company recorded foreign exchange transaction gains of $18.0 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the quarter. Separately, the Company entered into foreign exchange forward contracts, which recorded related losses of approximately $21.0 million, offsetting the above described gains. See Note 7 in the condensed consolidated financial statements for further details.

Other expense, net in the three months ended March 31, 2014 was $0.9 million, which consisted of foreign exchange transaction losses of approximately $0.4 million and other expense of $0.5 million. The foreign exchange transaction losses were driven primarily by the remeasurement of our net receivables denominated in Chinese renminbi, which weakened against the U.S. dollar during the first quarter of 2014. These losses were partially offset by foreign exchange transaction gains from our Indonesian rupiah and euro net payables to the U.S. dollar.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2015 was $17.9 million, resulting in an effective tax rate of 32.2%. Provision for income taxes for the three months ended March 31, 2014 was $12.8 million, resulting in an effective tax rate of 42.7%.

The increase in provision for income taxes was primarily driven by the $25.7 million, or 86.0%, increase in income before income taxes, from $29.9 million for the three months ended March 31, 2014 to $55.6 million for the three months ended March 31, 2015.

This increase in the provision for income taxes was partially offset by a lower proportion of losses generated within our holding companies incorporated in Luxembourg, which do not provide a tax benefit to the Company. For the three months ended March 31, 2015 and 2014 these losses totaled approximately $18.0 million and $23.9 million, respectively. In both periods, these losses were primarily from non-deductible interest and stock-based compensation expenses. Specifically, the decrease in losses is the result of a decrease in non-deductible interest expense within our holding companies incorporated in Luxembourg, primarily attributable to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended March 31,
(in millions)	2015	2014
Net sales(1)
Latex segment	$238.3	$326.3
Synthetic Rubber segment	129.4	176.7
Performance Plastics segment	196.9	202.0
Basic Plastics & Feedstocks segment	453.7	654.1
Corporate unallocated(2)	—	—

Total	$1,018.3	$1,359.1

EBITDA(3)
Latex segment	$21.5	$25.5
Synthetic Rubber segment	26.2	43.1
Performance Plastics segment	25.1	17.3
Basic Plastics & Feedstocks segment	59.0	22.6
Corporate unallocated(2)	(24.8)	(22.1)

Total	$107.0	$86.4

	Three Months Ended March 31,
	2015	2014
Net sales(1)
Latex segment	23.4%	24.0%
Synthetic Rubber segment	12.7%	13.0%
Performance Plastics segment	19.3%	14.9%
Basic Plastics & Feedstocks segment	44.6%	48.1%
Corporate unallocated(2)	—	—

Total	100.0%	100.0%

EBITDA(3)
Latex segment	9.0%	7.8%
Synthetic Rubber segment	20.2%	24.4%
Performance Plastics segment	12.7%	8.6%
Basic Plastics & Feedstocks segment	13.0%	3.5%
Corporate unallocated(2)	(2.4)%	(1.6)%

Total	10.5%	6.4%

(1)	Inter-segment sales have been eliminated.
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses. Percentages for corporate unallocated are based on total sales.
(3)	EBITDA is a non-GAAP financial measure that we refer to in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. We present EBITDA because we believe that it is useful for investors to analyze disclosures of our operating results on the same basis as that used by our management. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (such as interest expense), asset base (such as depreciation and amortization) and tax structure. See a reconciliation of net income (loss) to EBITDA below:

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$37.7	$17.1
Interest expense, net	28.9	32.8
Provision for income taxes	17.9	12.8
Depreciation and amortization	22.5	23.7

EBITDA	$107.0	$86.4

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

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe and the #2 position in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the three months ended March 31, 2015, approximately half of our Latex segment’s net sales were generated in Europe, approximately 25% were generated in the United States and the majority of the remaining sales were generated in Asia.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net sales for the three months ended March 31, 2015 decreased by $88.0 million, or 27.0%, to $238.3 million from $326.3 million for the three months ended March 31, 2014. Of the 27.0% decrease in net sales, 24.1% was due lower selling prices primarily due to the pass through of lower butadiene and styrene cost and 5.0% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 2.1% increase from higher sales volume.

EBITDA for the three months ended March 31, 2015 decreased by $4.0 million, or 15.7%, to $21.5 million from $25.5 million for the three months ended March 31, 2014. Of this 15.7% decrease, 10.9% was driven by lower margins due to the timing of raw material costs and 6.7% was driven by higher fixed costs. In addition, currency had an unfavorable impact of approximately 3.5% as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 5.2% increase in sales volume primarily related to increased sales to the Europe and North America paper markets.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While 100% of our sales were generated in Europe for the three months ended March 31, 2015, approximately 15% of these net sales were exported to Asia, 10% to Latin America and 10% to North America.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net sales for the three months ended March 31, 2015 decreased by $47.3 million, or 26.8%, to $129.4 million from $176.7 million for the three months ended March 31, 2014. Of the 26.8% decrease in net sales, 19.6% was due to lower selling prices primarily resulting from the pass through of lower butadiene and styrene costs to customers and 10.6% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 3.5% increase from higher sales volume resulting from higher sales of SSBR to tire producers.

EBITDA for the three months ended March 31, 2015 decreased by $16.9 million, or 39.2%, to $26.2 million from $43.1 million for the three months ended March 31, 2014. Of this decrease, 42.6% was driven by lower margins primarily related to the timing of raw material costs and an unfavorable currency impact of approximately 6.6% as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 2.6% increase due to sales volume driven by higher SSBR sales and a 7.2% increase due to higher fixed costs absorption, driven by a build of inventory in anticipation of a planned outage in the second quarter of 2015.

Performance Plastics Segment

Our Performance Plastics segment produces highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, and lighting, which we collectively call consumer essential markets, or CEM. Our strategy in this segment focuses on developing differentiated compounds and blends in line with key industry trends, such as light-weighting and improved aesthetics in automotive, increased recycled material content and a push toward LED lighting in CEM. Our history of innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We have established a strong market presence in the global automotive and electronics sector, targeting both component suppliers and final product manufacturers.

In automotive end applications, we aim to maintain and develop sustainable, long-standing relationships with industry leaders, taking advantage of our production capacity located across Europe, Asia, North America, and Latin America to drive original equipment manufacturer, or OEM, platform design wins. We believe that the strategic locations of these facilities combined with close customer collaboration to develop offerings tailored to their needs offers us a strategic advantage in serving our customers.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net sales for the three months ended March 31, 2015 decreased by $5.1 million, or 2.5%, to $196.9 million from $202.0 million for the three months ended March 31, 2014. Of the 2.5% decrease in net sales, 2.5% was due to lower selling prices primarily related to the pass through of lower raw material costs and 5.7% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were partially offset by a 5.6% increase in sales volume, primarily to the consumer electronics market in Asia.

EBITDA for the three months ended March 31, 2015 increased by $7.8 million, or 45.1%, to $25.1 million from $17.3 million for the three months ended March 31, 2014. The EBITDA increase was driven by an increase in sales volume, primarily to the consumer electronics market in Asia, as well as higher margins due to decreasing raw material costs during the quarter, which contributed to 69.6% of the increase. Slightly offsetting this increase was a 7.7% unfavorable currency impact as the U.S. dollar strengthened compared to the euro and a 16.9% decrease due to increased fixed costs.

Basic Plastics & Feedstocks Segment

Our Basic Plastics & Feedstocks segment consists of styrenic polymers, including polystyrene, ABS, and SAN products, as well as PC and styrene monomer, which includes our internal production and sourcing of styrene, a raw material common in SB latex, synthetic rubber and styrenics products. We are a leading producer of polystyrene and mass ABS, or mABS, where we focus our efforts on differentiated applications such as the liners and encasements of appliances and consumer electronics including smartphones and tablets. Within these applications, we have worked collaboratively with customers to develop more advanced grades of plastics such as our high impact polystyrene, or HIPS, and mABS products. These products offer superior properties, such as rigidity, insulation and colorability, and, in some cases, an improved environmental footprint compared to general purpose polystyrene or emulsion ABS. Through this segment we also serve the packaging and construction end-markets, where we have launched a new general purpose polystyrene product for improved performance in foam insulation applications.

PC has high levels of clarity, impact resistance and temperature resistance. PC can be used in its neat form (prior to any compounding or blending) for markets such as construction sheet, optical media and LED lighting. Additionally, PC can be compounded or blended with other polymers, such as ABS, which imparts specific performance attributes tailored to the product’s end-use. A significant portion of our PC is consumed in our Performance Plastics segment for the manufacture of our compounds and blends products. We continue to drive improvements in profitability of PC as a result of savings from our restructuring activities, as well as from improvements in industry supply and demand.

This segment also includes the results of our two 50%-owned joint ventures, Americas Styrenics and Sumika Styron Polycarbonate. We do not anticipate investing for organic growth in this segment in the near term. Rather, our strategy for this segment is focused on operational enhancements, margin improvement, and cash generation.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net sales for the three months ended March 31, 2015 decreased by $200.4 million, or 30.6%, to $453.7 million from $654.1 million for the three months ended March 31, 2014. Of the 30.6% decrease in net sales, 29.2% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers and 7.1% was due to unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were partially offset by a 5.7% increase in sales volume primarily due to customer restocking in the current year, after a period of destocking in the latter half of 2014.

EBITDA for the three months ended March 31, 2015 increased by $36.4 million, or 161.1%, to $59.0 million from $22.6 million for the three months ended March 31, 2014. The EBITDA increase was due to higher volume, higher margins, improved polycarbonate market conditions and our polycarbonate restructuring efforts, as well as fixed costs savings from our exit of the Freeport, Texas polycarbonate manufacturing agreement. In addition, increased equity earnings from our two joint ventures, primarily Americas Styrenics, contributed to 96.5% of the increase. Increased EBITDA from Americas Styrenics was driven by higher polystyrene margin from lower raw material prices, and from higher volumes of styrene monomer sold. Partially offsetting these increases was a 21.6% unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

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

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$37.7	$17.1
Interest expense, net	28.9	32.8
Provision for income taxes	17.9	12.8
Depreciation and amortization	22.5	23.7

EBITDA(a)	$107.0	$86.4
Restructuring and other charges (b)	0.5	0.5
Fees paid pursuant to advisory agreement (c)	—	1.2
Other non-recurring items (d)	1.3	—

Adjusted EBITDA	$108.8	$88.1
Inventory revaluation	42.1	(5.6)

Adjusted EBITDA, excluding inventory revaluation (e)	$150.9	$82.5

(a)	We refer to EBITDA in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income (loss), which is determined in accordance with GAAP. See “—Selected Segment Information” for further detail.
(b)	Restructuring and other charges for the three months ended March 31, 2015 relate to the polycarbonate restructuring within our Basic Plastics & Feedstocks segment, for the reimbursement of decommissioning and demolition charges to Dow in connection with the shutdown of their Freeport, Texas facility. Restructuring and other charges for the three months ended March 31, 2014 were incurred primarily in connection with the shutdown of our latex manufacturing plant in Altona, Australia. Refer to Note 16 in the condensed consolidated financial statements for further discussion.
(c)	Represents fees paid under the terms of our Advisory Agreement with Bain Capital. Refer to Note 13 in the condensed consolidated financial statements for further discussion.
(d)	Other non-recurring items for the three months ended March 31, 2015 represent costs related to the process of changing our corporate name from Styron to Trinseo.
(e)	See the discussion above this table for a description of Adjusted EBITDA, excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2015 and 2014, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended March 31,
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$42.9	$(1.2)
Investing activities	(27.1)	(40.8)
Financing activities	(9.5)	(15.4)
Effect of exchange rates on cash*	(8.4)	—

Net change in cash and cash equivalents	$(2.1)	$(57.4)

*	For the three months ended March 31, 2014, the effect of exchange rates on cash was less than $0.1 million.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2015 totaled $42.9 million, driven by the overall strong earnings for the quarter. Also impacting cash provided by operating activities for the period was an increase due to $15.0 million in dividends from our 50%-owned joint venture, Americas Styrenics, and a decrease due to a $52.2 million semi-annual interest payment made on the Senior Notes. Net cash used in operating assets and liabilities for the three months ended March 31, 2015 totaled $7.3 million, the most significant components of which were increases in accounts receivable of $42.1 million and decreases in accounts payable and other current and non-current liabilities of $29.9 million, offset by a decrease in inventories of $53.7 million. The increase in accounts receivable is primarily due to timing of customer payments, as net sales remained relatively consistent from the fourth quarter of 2014 to the first quarter of 2015. Accounts payable and other current liabilities decreased mainly due to the timing of payments to vendors and continued decreases in the prices of raw materials. Inventory decreased due to higher volume sold during the first quarter of 2015 when compared to the fourth quarter of 2014, as well as decreases in raw materials prices.

Net cash used in operating activities during the three months ended March 31, 2014 totaled $1.2 million, with net cash used in operating assets and liabilities totaling $42.7 million. The most significant components of the changes in operating assets and liabilities for the three months ended March 31, 2014 of $42.7 million were increases in accounts receivable of $79.2 million, offset by increases in accounts payable and other current liabilities of $18.5 million and decreases in inventories of $20.1 million. The increase in accounts receivable reflects an increase in sales during the first quarter of 2014 when compared to the fourth quarter of 2013, driven by higher sales volume and a favorable impact of currency exchange primarily between U.S. dollar and the euro. Inventory decreased due to higher volume sold during the first quarter of 2014 when compared to the fourth quarter of 2013. Our accounts payable and other current liabilities increased mainly due to the timing of payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 totaled $27.1 million consisting primarily of capital expenditures of $27.7 million during the period.

Net cash used in investing activities for the three months ended March 31, 2014 totaled $40.8 million consisting primarily of capital expenditures of $41.1 million, of which approximately $26.1 million (€19.0 million) related to the Company’s acquisition of production capacity rights from JSR at its rubber production facility in Schkopau, Germany.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2015 totaled $9.5 million. During the period, we had net repayments of short-term borrowings of $9.5 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China.

Net cash used in financing activities during the three months ended March 31, 2014 totaled $15.4 million. During the period, we had net repayments of short-term borrowings of $14.8 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. In addition, during the period, we utilized our Accounts Receivable Securitization Facility to fund our working capital requirements. For the three months ended March 31, 2014, we had borrowings from our Accounts Receivable Securitization Facility of $61.0 million and repayments of $61.5 million, resulting in net repayments of $0.5 million due to changes in foreign currency exchange rates, as a portion of our borrowings under the Accounts Receivable Securitization Facility originate in euros.

Indebtedness and Liquidity

The following table outlines our outstanding indebtedness as of March 31, 2015 and December 31, 2014 and the associated interest expense, including amortization of deferred financing fees, and effective interest rates for such borrowings as of March 31, 2015 and December 31, 2014. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Three Months Ended March 31, 2015			As of and for the Year Ended December 31, 2014
(dollars in millions)	Balance	Effective Interest Rate	Interest Expense	Balance	Effective Interest Rate	Interest Expense
Senior Secured Credit Facility
Revolving Facility	—	—	1.2	—	—	4.7
Senior Notes	1,192.5	8.8%	27.5	1,192.5	8.8%	116.2
Accounts Receivable Securitization Facility	—	—	1.0	—	2.7%	4.3
Other Indebtedness*	6.3	1.5%	—	9.7	1.1%	0.1

Total	$1,198.8		$29.7	$1,202.2		$125.3

*	For the three months ended March 31, 2015, interest expense on Other Indebtedness was less than $0.1 million.

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

This amendment replaced the Company’s total leverage ratio requirement with a first lien net leverage ratio (as defined under the amended agreement) and removed the interest coverage ratio requirement. If the outstanding balance on the Revolving Facility exceeds 25% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million) at a quarter end, then the Company’s first lien net leverage ratio may not exceed 5.25 to 1.00 for the quarter ending March 31, 2013, 5.00 to 1.00 for the subsequent quarters through December 31, 2013, 4.50 to 1.00 for each of the quarters ending in 2014 and 4.25 to 1.00 for each of the quarters ending in 2015 and thereafter. As of March 31, 2015, the Company was in compliance with all debt covenant requirements under the Senior Secured Credit Facility.

As of March 31, 2015, the Company had no outstanding borrowings, and had $291.2 million (net of $8.8 million outstanding letters of credit) of funds available for borrowings under the Revolving Facility.

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

The indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, subject to certain exceptions. If the Senior Notes are assigned an investment grade by the rating agencies and the Company is not in default, certain covenants will be suspended. If the ratings on the Senior Notes decline to below investment grade, the suspended covenants will be reinstated. As of March 31, 2015, the Company was in compliance with all debt covenant requirements under the indenture.

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

As of March 31, 2015, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $147.7 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

Other Indebtedness

As of March 31, 2015, we had $4.1 million of outstanding borrowings under our short-term revolving credit facility through our subsidiary in China that provides for up to $15.0 million of uncommitted funds available for borrowings, subject to the availability of collateral. The facility is subject to annual renewal.

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

Our liquidity requirements are significant due to our highly leveraged nature, as well as our working capital requirements. As of March 31, 2015, we had $1,198.8 million in outstanding indebtedness and $717.7 million in working capital. As of December 31, 2014, we had $1,202.2 million in outstanding indebtedness and $748.7 million in working capital. As of March 31, 2015 and December 31, 2014, we had $103.8 million and $94.7 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As discussed above, in January 2013, we amended our Senior Secured Credit Facility to increase our Revolving Facility borrowing capacity from $240.0 million to $300.0 million. Also, in May 2013, we amended our Accounts Receivable Securitization Facility to increase our borrowing capacity from $160.0 million to $200.0 million, extend the maturity date to May 2016, and expand the pool of eligible accounts receivable to include previously excluded U.S. and Netherlands subsidiaries. These amendments to our facilities provide for additional liquidity resources for us.

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

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Secured Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future. As of March 31, 2015 and December 31, 2014, we were in compliance with all the covenants and default provisions under our credit arrangements.

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

Debt Refinancing

In May 2015, the Company executed the refinancing of its current debt profile through the issuance of $700.0 million equivalent in gross proceeds of senior notes and entering a new senior secured credit facility, which included a $500.0 million term loan facility and a revolving credit facility with a borrowing capacity of $325.0 million.

The net proceeds from the senior notes offering, together with approximately $500.0 million of borrowings under the term loan facility and available cash, will be used to repay all outstanding indebtedness under the Issuers’ 8.750% Senior Secured Notes due 2019 totaling $1,192.5 million, together with a call premium of approximately $69.0 million and accrued and unpaid interest thereon of approximately $30.0 million.

This new capital structure is expected to reduce the Company’s annual interest expense by approximately $37.0 million. See “—2015 Year-to-Date Highlights” for further detail.

Contractual Obligations and Commercial Commitments

Other than the impact of the issuance of our new our senior notes and the new senior secured credit facility which occurred in May 2015 (discussed in Note 19 to the condensed consolidated financial statements), there have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses at the date of and during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We describe our significant accounting policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report, while we discuss our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report.

There have been no material revisions to the critical accounting policies as filed in our Annual Report.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 2 to our condensed consolidated financial statements, included elsewhere within this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report, we are exposed to changes in interest rates and foreign currency exchange rates as well as changes in the prices of certain commodities that we use in production. There have been no material changes in our exposure to market risks from the information provided within our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Item 1A. of our Annual Report for the year ended December 31, 2014, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

None.

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

Date: May 8, 2015

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John A. Feenan
Name:	John A. Feenan
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to the 2014 Annual Report filed on Form 10-K, File No. 001-36473, filed March 10, 2015)

4.1	Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2	Indenture, dated as of January 29, 2013, including Form of 8.750% Senior Secured Notes due 2019, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.3	First Supplemental Indenture, dated as of March 12, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.4	Second Supplemental Indenture, dated as of May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.3 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.5	Third Supplemental Indenture, dated as of September 16, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.4 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.6	Fourth Supplemental Indenture, dated as of December 3, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated herein by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

4.7	Fifth Supplemental Indenture, dated as of July 9, 2014, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee. (incorporated herein by reference to Exhibit 4.7 to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 001-36473, filed August 11, 2014)

4.8	Intercreditor and Collateral Agency Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., the other Grantors party hereto, Deutsche Bank AG New York Branch, Wilmington Trust, National Association and each Additional Collateral Agent from time to time party hereto. (incorporated herein by reference to Exhibit 4.5 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.9	Registration Rights Agreement, dated as of January 29, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.6 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

4.10	Purchase Agreement, dated January 24, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 6, 2013)

4.11	Joinder to Purchase Agreement, dated May 10, 2013, by and among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors party hereto and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 4.7 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	INS — XBRL Instance Document

101*	SCH — XBRL Taxonomy Extension Schema Document

101*	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

101*	DEF — XBRL Taxonomy Extension Definition Linkbase Document

101*	LAB — XBRL Taxonomy Extension Label Linkbase Document

101*	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.