Form 10-Q
period 2015-06-30
Trinseo S.A.
filed 2015-08-07
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

(610) 240-3200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ◻

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of August 6, 2015, there were 48,777,934 shares of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2015

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

In the first quarter of 2015, we completed a rebranding process to change our operating name and legal entities from “Styron” to “Trinseo,”  a name that we believe reflects our breadth as a company with broad global reach and a diverse portfolio of materials and technologies.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015 under Part I, Item IA— “Risk Factors”, and elsewhere within this Quarterly Report.

As a result of these or other factors, our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$231,105	$220,786
Accounts receivable, net of allowance for doubtful accounts (June 30, 2015 -- $4,939; December 31, 2014 -- $6,268)	605,338	601,066
Inventories	406,797	473,861
Deferred income tax assets	10,682	11,786
Other current assets	12,764	15,164
Total current assets	1,266,686	1,322,663
Investments in unconsolidated affiliates	200,206	167,658
Property, plant and equipment, net of accumulated depreciation (June 30, 2015 -- $340,590; December 31, 2014 -- $324,383)	521,188	556,697
Other assets
Goodwill	31,786	34,574
Other intangible assets, net	150,360	165,358
Deferred income tax assets—noncurrent	59,331	46,812
Deferred charges and other assets	59,499	62,354
Total other assets	300,976	309,098
Total assets	$2,289,056	$2,356,116
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$6,208	$7,559
Accounts payable	399,911	434,692
Income taxes payable	27,032	9,413
Deferred income tax liabilities	1,432	1,413
Accrued expenses and other current liabilities	91,036	120,928
Total current liabilities	525,619	574,005
Noncurrent liabilities
Long-term debt	1,214,991	1,194,648
Deferred income tax liabilities—noncurrent	28,987	27,311
Other noncurrent obligations	231,606	239,287
Total noncurrent liabilities	1,475,584	1,461,246
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $0.01 nominal value, 50,000,000 shares authorized at June 30, 2015 and December 31, 2014, 48,778 and 48,770 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	488	488
Additional paid-in-capital	553,749	547,530
Accumulated deficit	(113,476)	(151,936)
Accumulated other comprehensive loss	(152,908)	(75,217)
Total shareholders’ equity	287,853	320,865
Total liabilities and shareholders’ equity	$2,289,056	$2,356,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$1,028,673	$1,340,935	$2,046,938	$2,700,067
Cost of sales	886,536	1,248,525	1,801,722	2,509,028
Gross profit	142,137	92,410	245,216	191,039
Selling, general and administrative expenses	50,739	74,208	102,514	124,238
Equity in earnings of unconsolidated affiliates	40,841	5,378	77,548	20,328
Operating income	132,239	23,580	220,250	87,129
Interest expense, net	25,600	32,602	54,456	65,420
Loss on extinguishment of long-term debt	95,150	—	95,150	—
Other expense, net	3,233	30,149	6,784	31,044
Income (loss) before income taxes	8,256	(39,171)	63,860	(9,335)
Provision for income taxes	7,500	5,450	25,400	18,200
Net income (loss)	$756	$(44,621)	$38,460	$(27,535)
Weighted average shares- basic	48,771	38,912	48,770	38,096
Net income (loss) per share- basic	$0.02	$(1.15)	$0.79	$(0.72)
Weighted average shares- diluted	48,907	38,912	48,896	38,096
Net income (loss) per share- diluted	$0.02	$(1.15)	$0.79	$(0.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$756	$(44,621)	$38,460	$(27,535)
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three and six months ended June 30, 2015 and 2014, respectively):
Cumulative translation adjustments	35,241	(8,927)	(78,914)	(10,352)
Net loss on foreign exchange cash flow hedges (net of tax of: 2015—$(0.1) and $0.0; 2014—$0.0 and $0.0)	(1,440)	—	(405)	—
Pension and other postretirement benefit plans (net of tax of: 2015—$0.3 and $0.7; 2014—$0.2 and $0.3)	791	336	1,628	580
Total other comprehensive income (loss), net of tax	34,592	(8,591)	(77,691)	(9,772)
Comprehensive income (loss)	$35,348	$(53,212)	$(39,231)	$(37,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2014	48,770	$488	$547,530	$(75,217)	$(151,936)	$320,865
Net income	—	—	—	—	38,460	38,460
Other comprehensive loss	—	—	—	(77,691)	—	(77,691)
Stock-based compensation	8	—	6,219	—	—	6,219
Balance at June 30, 2015	48,778	$488	$553,749	$(152,908)	$(113,476)	$287,853
Balance at December 31, 2013	37,270	$373	$339,055	$88,378	$(84,604)	$343,202
Issuance of common stock	11,500	115	198,479	—	—	198,594
Net loss	—	—	—	—	(27,535)	(27,535)
Other comprehensive loss	—	—	—	(9,772)	—	(9,772)
Stock-based compensation	—	—	5,120	—	—	5,120
Balance at June 30, 2014	48,770	$488	$542,654	$78,606	$(112,139)	$509,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$38,460	$(27,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	44,281	50,941
Amortization of deferred financing costs and issuance discount	4,478	5,067
Deferred income tax	(10,617)	7,453
Stock-based compensation	6,219	5,120
Earnings of unconsolidated affiliates, net of dividends	(32,552)	(7,829)
Unrealized net losses on foreign exchange forward contracts	(7,747)	—
Loss on extinguishment of debt	95,150	—
Prepayment penalty on long-term debt	(68,603)	—
Loss (gain) on sale of businesses and other assets	—	(116)
Changes in assets and liabilities
Accounts receivable	(40,431)	(59,874)
Inventories	45,892	1,505
Accounts payable and other current liabilities	(12,134)	34,029
Income taxes payable	17,821	222
Other assets, net	(415)	(1,153)
Other liabilities, net	(5,056)	34
Cash provided by operating activities	74,746	7,864
Cash flows from investing activities
Capital expenditures	(43,594)	(55,744)
Proceeds from capital expenditures subsidy	2,191	—
Proceeds from the sale of businesses and other assets	689	5,434
Payment for working capital adjustment from sale of business	—	(700)
Distributions from unconsolidated affiliates	—	978
Cash used in investing activities	(40,714)	(50,032)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	199,152
Deferred financing fees	(27,661)	—
Short term borrowings, net	(15,823)	(29,402)
Net proceeds from issuance of Term Loan B	498,750	—
Net proceeds from issuance of 2022 Senior Notes	716,625	—
Repayments of 2019 Senior Notes	(1,192,500)	—
Proceeds from Accounts Receivable Securitization Facility	25,000	178,603
Repayments of Accounts Receivable Securitization Facility	(25,000)	(179,170)
Cash provided by (used in) financing activities	(20,609)	169,183
Effect of exchange rates on cash	(3,104)	26
Net change in cash and cash equivalents	10,319	127,041
Cash and cash equivalents—beginning of period	220,786	196,503
Cash and cash equivalents—end of period	$231,105	$323,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2015 and 2014 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2014 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015.

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

Company Realignment

Until January 1, 2015, the chief executive officer, who is the Company’s chief operating decision maker, managed the Company’s operations under two divisions, Emulsion Polymers and Plastics, which included the following four reporting segments: Latex, Synthetic Rubber, Styrenics, and Engineered Polymers. Effective January 1, 2015, the Company was reorganized under two new divisions called Performance Materials and Basic Plastics & Feedstocks. The Performance Materials division now includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics. The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes. These condensed consolidated financial statements and related notes thereto have been recast to reflect this change in reporting segments. See Note 14 for more information.

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new guidance which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public entities for annual and interim periods beginning after December 15, 2017.  The Company is currently assessing the impact of adopting this guidance on its financial statements and results of operations.

In January 2015, the FASB issued guidance to simplify income statement classification by removing the concept of extraordinary items from GAAP. The Company adopted this guidance effective January 1, 2015, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This new guidance, which is to be applied on a retrospective basis, is effective for public companies for annual and interim periods beginning after December 31, 2015, with early adoption permitted. The Company will adopt this guidance effective January 1, 2016. The Company is currently assessing the impact of adopting this guidance on the statement of financial position.

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

As of June 30, 2015 and December 31, 2014, respectively, the Company’s investment in Americas Styrenics was $164.4 million and $133.5 million, which was $100.6 million and $108.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 5.3 years as of June 30, 2015. The Company received dividends from Americas Styrenics of $30.0 million and $45.0 million during the three and six months ended June 30, 2015, respectively, compared to dividends of $7.5 million and $12.5 million during the three and six months ended June 30, 2014, respectively.

As of June 30, 2015 and December 31, 2014, respectively, the Company’s investment in Sumika Styron Polycarbonate was $35.8 million and $34.1 million, which was $21.0 million and $21.3 million greater than the Company’s 50% share of the underlying net assets of Sumika Styron Polycarbonate. This amount represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron Polycarbonate. This difference is being amortized over the remaining useful life of the contributed assets of 10.3 years as of June 30, 2015. The Company received no dividends from Sumika Styron Polycarbonate during the three and six months ended June 30, 2015, respectively, compared to dividends of zero and $1.0 million during the three and six months ended June 30, 2014, respectively.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales	$500,803	$540,920	$940,373	$1,105,052
Gross profit	$91,692	$(2,529)	$169,363	$35,479
Net income	$74,461	$(11,026)	$140,481	$10,494

NOTE 4—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Finished goods	$191,486	$235,949
Raw materials and semi-finished goods	184,212	205,061
Supplies	31,099	32,851
Total	$406,797	$473,861

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2014 to June 30, 2015:

	Performance Materials
		Synthetic	Performance	Basic Plastics
	Latex	Rubber	Plastics	& Feedstocks	Total
Balance at December 31, 2014	$13,815	$9,461	$3,243	$8,055	$34,574
Foreign currency impact	(1,113)	(763)	(262)	(650)	(2,788)
Balance at June 30, 2015	$12,702	$8,698	$2,981	$7,405	$31,786

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of June 30, 2015 and December 31, 2014, respectively:

		June 30, 2015			December 31, 2014
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	15	$173,628	$(58,127)	$115,501	$188,854	$(56,782)	$132,072
Manufacturing Capacity Rights	6	21,233	(4,304)	16,929	23,095	(2,809)	20,286
Software	5	13,628	(7,772)	5,856	13,177	(6,441)	6,736
Software in development	N/A	12,074	—	12,074	6,000	—	6,000
Other	N/A	—	—	—	264	—	264
Total		$220,563	$(70,203)	$150,360	$231,390	$(66,032)	$165,358

Amortization expense on other intangible assets totaled $4.4 million and $8.9 million for the three and six months ended June 30, 2015, respectively, and $5.1 million and $9.2 million for the three and six months ended June 30, 2014, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
Remainder of 2015	$9,041
2016	17,530
2017	16,695
2018	16,003
2019	15,757
2020	12,412

NOTE 6—DEBT

Debt consisted of the following:

	June 30,	December 31,
	2015	2014
Senior Credit Facility
2020 Revolving Facility	$—	$—
2021 Term Loan B	498,777	—
2022 Senior Notes
USD Notes	300,000	—
Euro Notes	419,063	—
2019 Senior Notes	—	1,192,500
Accounts Receivable Securitization Facility	—	—
Other indebtedness	3,359	9,707
Total debt	1,221,199	1,202,207
Less: current portion	(6,208)	(7,559)
Total long-term debt	$1,214,991	$1,194,648

2018 Senior Secured Credit Facility

On June 17, 2010, the Company entered into a credit agreement, which was subsequently amended on February 2, 2011, July 28, 2011, February 13, 2012, August 9, 2012, January 19, 2013, and December 3, 2013 which was to mature in January 2018 (“2018 Senior Secured Credit Facility”).  The 2018 Senior Secured Credit Facility included a revolving credit facility (“2018 Revolving Facility”), which, as a result of the amendment in January 2013, included a borrowing capacity of $300.0 million. As of December 31, 2014, the Company had no amounts outstanding under the 2018 Revolving Facility.

In May 2015, upon completion of the refinancing transactions discussed below, the Company terminated the 2018 Senior Secured Credit Facility.  Prior to this termination, the Company had no outstanding borrowings under the 2018 Revolving Facility. As a result of this termination, the Company recognized a $0.7 million loss on extinguishment of long term debt, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2018 Revolving Facility.  The remaining unamortized deferred financing fees under the 2018 Revolving Facility totaled $7.2 million, which remained capitalized and will be amortized along with new deferred financing fees over the life of the new revolving credit facility, discussed in further detail below.

Senior Credit Facility

On May 5, 2015, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers” or the “Borrowers”), both wholly-owned subsidiaries of the Company, entered into a senior secured credit agreement (the “Credit Agreement”), which provides senior secured financing of up to $825.0 million (the “Senior Credit Facility”).  The Senior Credit Facility provides for senior secured financing consisting of a (i) $325.0 revolving credit facility, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility (the “2020 Revolving

Facility”) maturing in May 2020 and (ii) $500.0 million senior secured term loan B facility maturing in November 2021 (the “2021 Term Loan B”). Amounts under the 2020 Revolving Facility are available in U.S. dollars and euros.

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. As of June 30, 2015, $5.0 million of these scheduled future payments were classified as current debt on the Company’s condensed consolidated balance sheet.

Loans under the 2020 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBO rate loans, which bear interest at a rate per annum equal to the LIBO rate plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).  The Borrowers will be required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.50% per annum.

As of June 30, 2015, the Company had no outstanding borrowings, and had $313.2 million (net of $11.8 million outstanding letters of credit) of funds available for borrowings under the 2020 Revolving Facility.

The Senior Credit Facility is collateralized by a security interest in substantially all of the assets of Trinseo Materials Operating S.C.A., as lead borrower, Trinseo Materials Finance, Inc., as co-borrower, and the guarantors thereunder including Trinseo Materials S.à r.l., certain U.S. subsidiaries and certain foreign subsidiaries organized in Luxembourg, The Netherlands, Hong Kong, Singapore, Ireland, Germany and Switzerland.

The Senior Credit Facility requires the Borrowers and their restricted subsidiaries to comply with customary affirmative and negative covenants, including limitations on their abilities to incur liens; make certain loans and investments; incur additional debt; merge, consolidate liquidate or dissolve; transfer or sell assets; pay dividends and other distributions to shareholders or make certain other restricted payments; enter into transactions with affiliates; restrict any restricted subsidiary from paying dividends or making other distributions or agree to certain negative pledge clauses; materially alter the business we conduct; prepay certain other indebtedness; amend certain material documents; and change our fiscal year.

The 2020 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2020 Revolving Facility exceeds 30% of the $325.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter-end, then the Company’s first lien net leverage ratio may not exceed 2.00 to 1.00.  As of June 30, 2015, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

Fees and expenses incurred in connection with the issuance of the 2021 Term Loan B and the 2020 Revolving Facility were $12.0 million and $0.3 million, respectively, which were capitalized and recorded in “Deferred charges and other assets” in the condensed consolidated balance sheets.

For the 2021 Term Loan B, deferred financing fees and the 0.25% debt discount are being amortized over its 6.5 year term using the effective interest method.  For the 2020 Revolving Facility, deferred financing fees (along with an additional $7.2 million of unamortized deferred financing fees from the 2018 Revolving Facility) are being amortized over its 5.0 year term using the straight-line method.  Amortization of deferred financing fees and debt discounts are recorded in “Interest expense, net” in the condensed consolidated statements of operations.

2019 Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% senior notes due to mature on February 1, 2019 (the “2019 Senior Notes”). In July 2014, using proceeds from the Company’s IPO (see Note 1), the Company redeemed $132.5 million in aggregate principal amount of the 2019 Senior Notes.

On May 13, 2015, using the net proceeds from the issuance of the 2021 Term Loan B, together with the net proceeds from the issuance of the 2022 Senior Notes (defined and discussed below) and available cash, the Company redeemed all outstanding borrowings under the 2019 Senior Notes, totaling $1,192.5 million in principal, together with a call premium of $68.6 million (with a redemption price of 103% on the first $132.5 million and 106.097% on the remaining balance) and accrued and unpaid interest thereon of $29.6 million.

As a result of this redemption, during the three months ended June 30, 2015, the Company recorded a loss on extinguishment of long-term debt of $94.5 million, which includes the above $68.6 million call premium and $25.9 million write-off of unamortized deferred financing fees related to the 2019 Senior Notes.

2022 Senior Notes

On May 5, 2015, the Issuers executed an indenture (the “Indenture”) pursuant to which they issued $300.0 million aggregate principal amount of 6.750% senior notes due May 1, 2022 (the “USD Notes”) and €375.0 million aggregate principal amount of 6.375% senior notes due May 1, 2022 (the “Euro Notes”, and together with the USD Notes, the “2022 Senior Notes”).  Interest on the 2022 Senior Notes is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015.

At any time prior to May 1, 2018, the Issuers may redeem the Euro Notes and/or the USD Notes in whole or in part, at their option at a redemption price equal to 100% of the principal amount of such notes plus the relevant applicable premium as of, and accrued and unpaid interest to, but not including, the redemption date. At any time and from time to time after May 1, 2018, the Issuers may redeem the Euro Notes and/or the USD Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed to, but not including, the redemption date:

	Euro Notes	USD Notes
12-month period commencing May 1 in Year	Percentage	Percentage
2018	103.188%	103.375%
2019	101.594%	101.688%
2020 and thereafter	100.000%	100.000%

In addition, at any time prior to May 1, 2018, the Issuers may redeem up to 40% of the aggregate principal amount of each of the USD Notes and the Euro Notes, either together or separately, at a redemption price equal to 106.750% of the principal amount thereof for the USD Notes and 106.375% of the principal amount thereof for the Euro Notes plus, in each case, accrued and unpaid interest to, but not including, the redemption date, in an amount equal to the aggregate gross proceeds from certain equity offerings.

The 2022 Senior Notes are the Issuers’ senior unsecured obligations and rank equally in right of payment with all of the Issuers’ existing and future indebtedness that is not expressly subordinated in right of payment thereto. The 2022 Senior Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) the Issuers’ existing and future secured indebtedness, including the Company’s accounts receivable facility and the Issuers’ Senior Credit Facility (discussed above), to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of the Issuers’ non-guarantor subsidiaries.

The Indenture contains customary covenants that, among other things, limit the Issuers’ and certain of their subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions, make investments, or prepay certain indebtedness, each subject to a number of exceptions and qualifications. Certain of these covenants, will be suspended during any period of time that (1) the 2022 Notes have investment grade ratings (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2022 Senior Notes are downgraded to below an investment grade rating, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of June 30, 2015, the Company was in compliance with all debt covenant requirements under the Indenture.

Fees and expenses incurred in connection with the issuance of the 2022 Senior Notes were $16.0 million, which were capitalized and recorded in “Deferred charges and other assets” in the condensed consolidated balance sheets, and are being amortized into “Interest expense, net” in the condensed consolidated statements of operations over their 7.0 year term using the effective interest method.

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

As of June 30, 2015 and December 31, 2014, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $147.3 million and $136.1 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

NOTE 7—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates.  To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.  The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded on the balance sheet at fair value.

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

As of June 30, 2015, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $448.9 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2015.

June 30,
Buy / (Sell)	2015
Euro	$247,252
Chinese Yuan	$(94,421)
Swiss Franc	$(40,180)
Indonesian Rupiah	$37,997
Japanese Yen	$(8,385)

Foreign Exchange Cash Flow Hedges

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company sells a designated amount of euros and buys U.S. dollars at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (AOCI) to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open foreign exchange cash flow hedges as of June 30, 2015 have maturities occurring over a period of 17 months, and have a net notional U.S. dollar equivalent of $153.0 million.

Net Investment Hedge

As of June 30, 2015, a portion of the Company’s debt consists of €375.0 million of Euro Notes (see Note 6 for details).  The Company has designated the principal amount of these Euro Notes as a hedge of the Issuers’ net investment in certain European subsidiaries. As this debt was deemed to be a highly effective hedge, changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation loss of $2.4 million within accumulated other comprehensive loss as of June 30, 2015.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended June 30,				Statement of Operations
	2015	2014	2015	2014	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(1,440)	$—	$76	$—	Cost of sales
Total	$(1,440)	$—	$76	$—
Net Investment Hedges
Euro Notes	$(2,438)	$—	$—	$—	Other expenses, net
Total	$(2,438)	$—	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$7,264	$—	Other expenses, net
Total	$—	$—	$7,264	$—

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Six Months Ended June 30,				Statement of Operations
	2015	2014	2015	2014	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(405)	$—	$76	$—	Cost of sales
Total	$(405)	$—	$76	$—
Net Investment Hedges
Euro Notes	$(2,438)	$—	$—	$—	Other expenses, net
Total	$(2,438)	$—	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(13,698)	$—	Other expenses, net
Total	$—	$—	$(13,698)	$—

The Company recorded gains of $7.3 million and losses of $13.7 million during the three and six months ended June 30, 2015 from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction losses of $10.4 million and gains of $7.6 million during the three and six month periods, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of June 30, 2015, the Company has no ineffectiveness related to its foreign exchange cash flow hedges. Further, the Company expects to reclassify in the next twelve months an approximate $0.8 million net loss from other comprehensive income (loss) into earnings related to the Company’s outstanding cash flow hedges as of June 30, 2015 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2015			December 31, 2014
	Foreign Exchange	Foreign Exchange		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$3,302	$812	$4,114	$298	$—	$298
Deferred charges and other assets	—	509	509	—	—	—
Total asset derivatives	$3,302	$1,321	$4,623	$298	$—	$298
Liability Derivatives:
Accounts payable	$110	$1,565	$1,675	$4,850	$—	$4,850
Other noncurrent obligations	—	380	380	—	—	—
Total liability derivatives	$110	$1,945	$2,055	$4,850	$—	$4,850

Forward contracts are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As such, in accordance with the Company’s accounting policy, we record these foreign exchange forward contracts on a net basis by counterparty within the condensed consolidated balance sheet. Information regarding the gross amounts of the Company’s derivative instruments and the amounts offset in the condensed consolidated balance sheets is as follows:

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at June 30, 2015
Derivative assets	$5,453	$(830)	$4,623
Derivative liabilities	2,885	(830)	2,055

Balance at December 31, 2014
Derivative assets	$2,037	$(1,739)	$298
Derivative liabilities	6,589	(1,739)	4,850

Refer to Notes 8 and 17 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in accumulated other comprehensive income.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$3,302	$—	$3,302
Foreign exchange forward contracts—(Liabilities)	—	(110)	—	(110)
Foreign exchange cash flow hedges—Assets	—	1,321	—	1,321
Foreign exchange cash flow hedges—(Liabilities)	—	(1,945)	—	(1,945)
Total fair value	$—	$2,568	$—	$2,568

	December 31, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$298	$—	$298
Foreign exchange forward contracts—(Liabilities)	—	(4,850)	—	(4,850)
Total fair value	$—	$(4,552)	$—	$(4,552)

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2015 and December 31, 2014, respectively:

	As of	As of
	June 30, 2015	December 31, 2014
2019 Senior Notes	$—	$1,212,045
2022 Senior Notes
USD Notes	304,875	—
Euro Notes	420,462	—
2021 Term Loan B	495,315	—
Total fair value	$1,220,652	$1,212,045

The fair value of the Company’s Term Loan B, USD Notes, Euro Notes, and 2019 Senior Notes (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of June 30, 2015 and December 31, 2014.

NOTE 9—PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Effective income tax rate	90.9%	(13.9)%	39.8%	(195.0)%

Provision for income taxes for the three and six months ended June 30, 2015  were $7.5 million, resulting in an effective tax rate of 90.9%, and $25.4 million, resulting in an effective tax rate of 39.8%, respectively. Provision for income taxes for the three and six months ended June 30, 2014 were $5.5 million, resulting in a negative effective income tax rate of 13.9%,  and $18.2 million, resulting in a negative effective tax rate of 195.0%, respectively.

The effective income tax rate is impacted by losses primarily within our holding companies incorporated in Luxembourg, which do not provide a tax benefit to the Company. For the three and six months ended June 30, 2015 these losses totaled approximately $41.2 million and $58.8 million, respectively.  Included in these losses were payments made during the three months ended June 30, 2015 of $18.1 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $4.3 million related to the write off of the related unamortized deferred financing fees (see Note 6 for further discussion).  Also included in these losses was non-deductible interest and stock-based compensation expense.  These nondeductible expenses unfavorably impacted the effective tax rate during the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2014, losses primarily within our holding companies incorporated in Luxembourg, which do not provide a tax benefit to the Company, were approximately $73.6 million and $97.2 million during these respective periods. Included in these losses were payments made during the three months ended June 30, 2014 of $32.5 million related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital of approximately $18.6 million (see Note 13 for further discussion).  These nondeductible expenses unfavorably impacted the effective tax rate during the three and six months ended June 30, 2014.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. As of June 30, 2015 and December 31, 2014, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the Styron sales and purchase agreement, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut; Dalton, Georgia; and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan; Schkopau, Germany; Terneuzen, The Netherlands; and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

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

NOTE 11—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Defined Benefit Pension Plans
Service cost	$4,075	$3,529	$8,376	$7,044
Interest cost	1,287	1,943	2,647	3,876
Expected return on plan assets	(399)	(624)	(820)	(1,245)
Amortization of prior service credit	(402)	(257)	(825)	(513)
Amortization of net loss	1,308	598	2,689	1,065
Net periodic benefit cost	$5,869	$5,189	$12,067	$10,227

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Other Postretirement Plans
Service cost	$86	$75	$174	$150
Interest cost	133	78	273	156
Amortization of prior service cost	26	26	52	52
Amortization of net gain	—	(37)	—	(74)
Net periodic benefit cost	$245	$142	$499	$284

As of June 30, 2015 and December 31, 2014, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $187.6 million and $196.6 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $2.8 million and $7.6 million during the three and six months ended June 30, 2015, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $9.9 million to its defined benefit plans for the remainder of 2015.

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

Time-based Restricted Stock Awards

For the six month period ended June 30, 2015, there were no grants of time-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $0.9 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $3.0 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Modified Time-based Restricted Stock Awards

For the six month period ended June 30, 2015, there were no grants of modified time-based restricted stock awards. Total compensation expense recognized for modified time-based restricted stock awards was $0.9 million and $1.8  million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, there was $7.4 million of total unrecognized compensation cost related to the modified time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Management Retention Awards

During the year ended December 31, 2012, the Parent agreed to retention awards with certain officers. These awards generally vest over one to four years, and are payable upon vesting subject to the participant’s continued employment with the Company on the vesting date. Compensation expense related to these retention awards is equivalent to the value of the award, and is being recognized ratably over the applicable service period. Total compensation expense for these retention awards was $0.1 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $0.2 million in unrecognized compensation cost related to these retention awards. This cost is expected to be recognized over a period of 0.6 years.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s Board of Directors approved the Trinseo S.A. 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”), adopted on May 28, 2014, under which the maximum number of shares of common stock that may be delivered upon satisfaction of awards granted under such plan is 4.5 million shares. During the six months ended June 30, 2015, the Board of Directors of the Company approved equity award grants for certain directors, executives, and employees, comprised of restricted share units (or RSUs) and options to purchase shares.

The RSUs granted to executives and employees vest in full on the third anniversary of the date of grant, generally subject to the employee remaining continuously employed by the Company on the vesting date. RSUs granted to directors of the Company vest in full on the first anniversary of the date of grant.  Upon a termination of employment due to the employee’s death or retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy or due to the employee’s disability prior to the vesting date, the RSUs will vest in full or in part, depending on the type of termination. Dividends and dividend equivalents will not accumulate on unvested RSUs. Compensation costs for the RSUs are measured at the grant date based on the fair value of the award and are recognized ratably as expense over the applicable vesting term.

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

The fair value of RSUs is equal to the fair market value of the Company’s common shares based on the closing price on the date of grant. During the three and six months ended June 30, 2015, the Company granted 23,785 and 436,323 RSUs, respectively, at a weighted-average grant date fair value of $27.81 and $18.67, respectively, per unit. Total compensation expense recognized for the RSUs was $0.5 million and $0.7 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, there was $7.3 million of total unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

The fair value for option awards is computed using the Black-Scholes pricing model, whose significant inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the Company’s stock price. During the three and six  months ended June 30, 2015, the Company granted 3,680 and 607,382 option awards, respectively, to purchase common shares at a weighted-average grant date fair value of $12.05 and $7.82, respectively, per option award.

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

The following are the weighted-average assumptions used within the Black-Scholes pricing model for grants during the six months ended June 30, 2015:

Six Months Ended June 30,
2015
Expected term (in years)	5.50
Expected volatility	45.00%
Risk-free interest rate	1.65%
Dividend yield	0.00%

Total compensation expense for the option awards was $1.2 million and $1.4 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, there was $3.3 million of total unrecognized compensation cost related to the option awards, which is expected to be recognized over a weighted-average period of 2.7 years.

NOTE 13—RELATED PARTY TRANSACTIONS AND DOW TRANSACTIONS

In connection with the Acquisition, the Company entered into a ten year initial term advisory agreement with Bain Capital (the “Advisory Agreement”) wherein Bain Capital provides management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014 and pursuant to the terms of the Advisory Agreement, the Company paid $23.3 million of termination fees representing acceleration of the advisory fees for the remainder of the original term. The termination fee was paid in June 2014 using the proceeds from the IPO, and was recorded as an expense within “Selling, general and administrative expenses” in the condensed consolidated statement of operations for the three and six months ended June 30, 2014. Bain Capital will continue to provide an immaterial level of ad hoc advisory services for the Company going forward. In conjunction with the above, we paid Bain Capital fees (including out-of-pocket expenses) of $0.1 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively (excluding the termination fees noted above).

Bain Capital also provided advice pursuant to a 10-year transaction services agreement with fees payable equaling 1% of the transaction value of each financing, acquisition or similar transaction. In connection with the IPO, Bain Capital received $2.2 million of transaction fees, which were recorded within “Additional paid-in-capital” on the condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014.  This transaction services agreement also terminated upon consummation of the Company’s IPO in June 2014.

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

The information below for the three and six months ended June 30, 2014 has been recast to reflect this change in reporting segments.

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

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Three Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
June 30, 2015
Sales to external customers	$247,512	$115,370	$185,304	$480,487	$—	$1,028,673
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	40,841	—	40,841
EBITDA(1)	14,904	18,461	21,256	122,155
Investment in unconsolidated affiliates	—	—	—	200,206	—	200,206
Depreciation and amortization	6,196	7,378	1,373	6,015	765	21,727
June 30, 2014
Sales to external customers	$320,682	$164,926	$209,846	$645,481	$—	$1,340,935
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	5,378	—	5,378
EBITDA(1)	24,818	37,034	16,826	15,458
Investment in unconsolidated affiliates	—	—	—	162,738	—	162,738
Depreciation and amortization	7,336	8,474	1,417	9,109	877	27,213

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Six Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
June 30, 2015
Sales to external customers	$485,768	$244,774	$382,249	$934,147	$—	$2,046,938
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	77,548	—	77,548
EBITDA(1)	36,352	44,632	46,344	181,145
Investment in unconsolidated affiliates	—	—	—	200,206	—	200,206
Depreciation and amortization	12,566	15,169	2,786	12,244	1,516	44,281
June 30, 2014
Sales to external customers	$646,988	$341,639	$411,851	$1,299,589	$—	$2,700,067
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	20,328	—	20,328
EBITDA(1)	50,331	80,134	34,175	38,017
Investment in unconsolidated affiliates	—	—	—	162,738	—	162,738
Depreciation and amortization	13,639	15,645	2,660	17,029	1,968	50,941

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total segment EBITDA	$176,776	$94,136	$308,473	$202,657
Corporate unallocated	(121,193)	(73,492)	(145,876)	(95,631)
Less: Interest expense, net	25,600	32,602	54,456	65,420
Less: Provision for income taxes	7,500	5,450	25,400	18,200
Less: Depreciation and amortization	21,727	27,213	44,281	50,941
Net income (loss)	$756	$(44,621)	$38,460	$(27,535)

Corporate unallocated includes corporate overhead costs and certain other income and expenses, as well as loss on extinguishment of long-term debt.

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

NOTE 15—DIVESTITURES

EPS Divestiture

In June 2013, the Company’s Board of Directors approved the sale of its expandable polystyrene (“EPS”) business within the Company’s Basic Plastics & Feedstocks segment, under a sale and purchase agreement which was signed in July 2013. The sale closed on September 30, 2013, subject to a $0.7 million working capital adjustment, which was paid by the Company during the first quarter of 2014 and is reflected within investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2014.

Further, under the terms of the sale and purchase agreement, should the divested EPS business record EBITDA (as defined therein) greater than zero for fiscal year 2014, the Company would receive an incremental payment of €0.5 million. The EBITDA threshold was met for fiscal year 2014 and the Company received the €0.5 million payment (approximately $0.6 million based upon the applicable foreign exchange rate in the period the payment was received) during the first quarter of 2015, which is reflected within cash flows used in investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2015.

Livorno Land Sale

In April 2014, the Company completed the sale of a portion of land at its manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million based upon the applicable foreign exchange rate in the period the payment was received). As a result, the Company recognized a gain on sale of $0.1 million within “Other expense, net” in the condensed consolidated statements of operations for the three and six months ended June 30, 2014.

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

The Company recorded certain restructuring charges during the year ended December 31, 2014 primarily relating to the reimbursement of decommissioning and demolition costs incurred by Dow. For the three and six months ended June 30, 2014, the Company recorded restructuring charges of $1.5 million relating to the accelerated depreciation of the related assets at Dow’s Freeport, Texas facility and other charges. Of the additional charges incurred during the remainder of 2014, $4.2 million remained accrued within “Accounts payable” in the condensed consolidated balance sheet as of December 31, 2014. For the six months ended June 30, 2015, the Company recorded the remainder of the expected restructuring charges of $0.5 million related to the reimbursement of decommissioning and demolition costs incurred by Dow, noting no charges were recorded during the three months ended June 30, 2015. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Basic Plastics & Feedstocks segment. There were no remaining amounts accrued in the condensed consolidated balance sheet as of June 30, 2015.

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

For the year ended December 31, 2014, the Company recorded additional net restructuring charges of approximately $2.8 million, related primarily to incremental employee termination benefit charges, contract termination charges, and decommissioning costs (of which $1.5 million and $2.1 million were recorded during the three and six months ended June 30, 2014, respectively). These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Latex segment. There were no additional restructuring charges recorded related to the Altona plant shutdown during the three and six months ended June 30, 2015. Of the remaining balances at June 30, 2015 and December 31, 2014, $1.1 million and $1.2 million, respectively, are recorded in “Accrued expenses and other current liabilities” and $0.4 million and $0.9 million, respectively, were recorded in “Other noncurrent liabilities” in the condensed consolidated balance sheet.

The following table provides a rollforward of the liability balances associated with the Altona plant shutdown for the six months ended June 30, 2015:

	Balance at			Balance at
	December 31, 2014	Expenses	Deductions(1)	June 30, 2015
Contract termination charges	$2,128	$(42)	$(580)	$1,506
Total	$2,128	$(42)	$(580)	$1,506

(1)	Includes primarily payments made against existing accruals, as well as immaterial impacts of foreign currency remeasurement.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), net of income taxes, consisted of:

	Currency	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2015 and 2014	Adjustments	Plans, Net	Hedges, Net	Total
Balance at March 31, 2015	$(131,910)	$(56,625)	$1,035	$(187,500)
Other comprehensive income (loss)	35,241	—	(1,370)	33,871
Amounts reclassified from AOCI to net income (1)	—	791	(70)	721
Balance at June 30, 2015	$(96,669)	$(55,834)	$(405)	$(152,908)

Balance at March 31, 2014	$114,721	$(27,524)	$—	$87,197
Other comprehensive income (loss)	(8,927)	—	—	(8,927)
Amounts reclassified from AOCI to net income (1)	—	336	—	336
Balance at June 30, 2014	$105,794	$(27,188)	$—	$78,606

	Currency	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2015 and 2014	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2014	$(17,755)	$(57,462)	$—	$(75,217)
Other comprehensive income (loss)	(78,914)	—	(335)	(79,249)
Amounts reclassified from AOCI to net income (1)	—	1,628	(70)	1,558
Balance at June 30, 2015	$(96,669)	$(55,834)	$(405)	$(152,908)

Balance at December 31, 2013	$116,146	$(27,768)	$—	$88,378
Other comprehensive income (loss)	(10,352)	—	—	(10,352)
Amounts reclassified from AOCI to net income (1)	—	580	—	580
Balance at June 30, 2014	$105,794	$(27,188)	$—	$78,606

____________

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and six months ended June 30, 2015 and 2014, respectively:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations
	2015	2014	2015	2014	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(76)	$—	$(76)	$—	Cost of sales
Total before tax	(76)	—	(76)	—
Tax effect	6		6		Provision for income taxes
Total, net of tax	$(70)	$—	$(70)	$—

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(376)	$(232)	$(773)	$(462)	(a)
Net actuarial loss	1,512	740	3,097	1,349	(a)
Total before tax	1,136	508	2,324	887
Tax effect	(345)	(172)	(696)	(307)	Provision for income taxes
Total, net of tax	$791	$336	$1,628	$580

____________

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 11).

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

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Earnings (losses):
Net income (loss)	$756	$(44,621)	$38,460	$(27,535)
Shares:
Weighted-average common shares outstanding	48,771	38,912	48,770	38,096
Dilutive effect of RSUs and option awards*	136	—	126	—
Diluted weighted-average shares outstanding	48,907	38,912	48,896	38,096
Income (loss) per share:
Income (loss) per share—basic	$0.02	$(1.15)	$0.79	$(0.72)
Income (loss) per share—diluted	$0.02	$(1.15)	$0.79	$(0.72)

*Refer to Note 12 for discussion of RSUs and option awards granted to certain Company directors and employees. As net loss was reported for the three and six months ended June 30, 2014, potentially dilutive awards have not been included within the calculation of diluted EPS for those periods, as they would have an anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global materials company engaged in the manufacture and marketing of synthetic rubber, latex, and plastics, including various specialty and technologically differentiated products. We have leading market positions in many of the markets in which we compete. We believe we have developed these strong market positions due to our technological differentiation, diverse global manufacturing base, long-standing customer relationships, commitment to sustainable solutions and competitive cost positions. We believe that growth in overall consumer spending and construction activity, increased demand in the automotive industry for higher fuel efficiency and lighter-weight materials, and improving living standards in emerging markets will result in growth in the global markets in which we compete. In addition, we believe our increasing business presence in developing regions such as China, Southeast Asia, and Eastern Europe further enhances our prospects.

We develop synthetic rubber, latex, and plastics products that are incorporated into a wide range of our customers’ products throughout the world, including tires and other products for automotive applications, carpet and artificial turf backing, coated paper and packaging board, food service packaging, appliances, medical devices, consumer electronics and construction applications, among others. We seek to regularly develop new and improved products and processes, supported by our intellectual property portfolio, designed to enhance our customers’ product offerings. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s production costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. We believe these product traits result in substantial customer loyalty for our products.

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

Our major products include: styrene-butadiene latex, or SB latex, and styrene-acrylate latex, or SA latex, in our Latex segment; solution styrene-butadiene rubber, or SSBR, lithium polybutadiene rubber, or Li-PBR, emulsion styrene-

butadiene rubber, or ESBR, and nickel polybutadiene rubber, or Ni-PBR, in our Synthetic Rubber segment; highly engineered compounds and blends products for automotive end markets, as well as consumer electronics, medical, and lighting, which we collectively call consumer essential markets (CEM) in our Performance Plastics segment; and PC, polystyrene, acrylonitrile-butadiene styrene, or ABS, and styrene-acrylonitrile, or SAN, in our Basic Plastics & Feedstocks segment.

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

Debt Refinancing

On May 5, 2015, the Issuers executed an indenture pursuant to which it issued $300.0 million aggregate principal amount of 6.750% senior notes due May 1, 2022 and €375.0 million aggregate principal amount of 6.375% senior notes due May 1, 2022.

Also on May 5, 2015, the Borrowers entered into a senior secured credit agreement, which provides senior secured financing of up to $825.0 million.  This facility provides for senior secured financing consisting of a (i) $325.0 revolving credit facility, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility maturing in May 2020 and (ii) $500.0 million senior secured term loan B facility maturing in November 2021. The term loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.

On May 13, 2015, the net proceeds from these borrowings and available cash, were used to repay all outstanding indebtedness under the Issuers’ 2019 Senior Notes totaling $1,192.5 million, together with a call premium of $68.6 million and accrued and unpaid interest thereon of $29.6 million.

This new capital structure is expected to reduce the Company’s annual interest expense by approximately $37.0 million.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net sales	$1,028.7	$1,340.9	$2,046.9	$2,700.1
Cost of sales	886.5	1,248.5	1,801.7	2,509.0
Gross profit	142.2	92.4	245.2	191.1
Selling, general and administrative expenses	50.7	74.2	102.4	124.2
Equity in earnings of unconsolidated affiliates	40.8	5.4	77.5	20.3
Operating income	132.3	23.6	220.3	87.2
Interest expense, net	25.6	32.6	54.5	65.4
Loss on extinguishment of long-term debt	95.2	—	95.2	—
Other expense, net	3.2	30.1	6.7	31.1
Income (loss) before income taxes	8.3	(39.1)	63.9	(9.3)
Provision for income taxes	7.5	5.5	25.4	18.2
Net income (loss)	$0.8	$(44.6)	$38.5	$(27.5)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.2%	93.1%	88.0%	92.9%
Gross profit	13.8%	6.9%	12.0%	7.1%
Selling, general and administrative expenses	4.9%	5.5%	5.0%	4.6%
Equity in earnings of unconsolidated affiliates	4.0%	0.4%	3.8%	0.8%
Operating income	12.9%	1.8%	10.8%	3.3%
Interest expense, net	2.5%	2.4%	2.7%	2.4%
Loss on extinguishment of long-term debt	9.3%	—%	4.7%	—%
Other expense, net	0.3%	2.2%	0.3%	1.2%
Income (loss) before income taxes	0.8%	(2.8)%	3.1%	(0.3)%
Provision for income taxes	0.7%	0.4%	1.2%	0.7%
Net income (loss)	0.1%	(3.2)%	1.9%	(1.0)%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net Sales

Net sales for the three months ended June 30, 2015 decreased by $312.2 million, or 23.3%, to $1,028.7 million from $1,340.9 million for the three months ended June 30, 2014. Of the 23.3% decrease, 14.7% was due to lower selling prices primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and styrene monomer to our customers in Latex and Basic Plastics & Feedstocks. In addition, 9.2% of the decrease was related to an unfavorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 0.6% increase due to higher sales volumes across our Latex, Synthetic Rubber and Performance Plastics segments.

Cost of Sales

Cost of sales for the three months ended June 30, 2015 decreased by $362.0 million, or 29.0%, to $886.5 million from $1,248.5 million for the three months ended June 30, 2014. Of the 29.0% decrease, 21.7% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 8.7% of the decrease was due to a favorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 0.3% increase due to higher sales volumes across our Latex, Synthetic Rubber and Performance Plastics segments.

Gross Profit

Gross profit for the three months ended June 30, 2015 increased by $49.8 million, or 53.9%, to $142.2 million from $92.4 million for the three months ended June 30, 2014. The increase was primarily attributable to higher styrene monomer margins as well as higher polycarbonate margins due to our restructuring efforts and improved market dynamics. In addition, sales volumes were higher across our Latex, Synthetic Rubber and Performance Plastics segments. These impacts were partially offset by an unfavorable currency impact, as the U.S. dollar strengthened compared to the euro.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2015 decreased by $23.5 million, or 31.7%, to $50.7 million from $74.2 million for the three months ended June 30, 2014. The decrease in SG&A expenses was primarily related to $23.3 million in termination fees incurred in the second quarter of 2014 related to the Advisory Agreement with Bain which we terminated upon consummation of the IPO in June 2014. In addition, the Company did not incur any restructuring charges in the second quarter of 2015, compared to restructuring charges of $3.0 million in the second quarter of 2014 (refer to Note 16 in the condensed consolidated financial statements for further details). These decreases were partially offset by increased costs of $0.6 million related to the process of changing our corporate name from Styron to Trinseo, as well as increases in other employee benefits.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2015 was $40.8 million compared to equity in earnings of $5.4 million for the three months ended June 30, 2014. Americas Styrenics equity earnings increased to $40.6 million for the three months ended June 30, 2015 from $6.8 million for the three months ended June 30, 2014, driven by higher styrene and polystyrene margins as well as higher volumes of styrene monomer sold. Sumika Styron Polycarbonate had equity earnings of $0.2 million for the three months ended June 30, 2015 compared to equity losses of $1.4 million for the three months ended June 30, 2014, noting improved polycarbonate market conditions.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2015 was $25.6 million compared to $32.6 million for the three months ended June 30, 2014. This decrease in interest expense was primarily attributable to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014 as well as the impact of the debt refinancing in May 2015 (refer to Note 6 in the condensed consolidated financial statements for further details).

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $95.2 million for the three months ended June 30, 2015, related to the debt refinancing in May 2015.  This amount was comprised of a $68.6 million call premium paid to retire the Company’s 8.750% Senior Secured Notes due 2019 and a $25.9 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.7 million of unamortized deferred financing fees related to the termination of the Company’s revolving facility.  There was no loss on extinguishment of long-term debt incurred during the three months ended June 30, 2014.

Other Expense (Income), net

Other expense, net for the three months ended June 30, 2015 was $3.2 million, which consisted primarily of net foreign exchange transaction losses of approximately $3.1 million and other expenses of $0.1 million. During the second quarter of 2015, the Company recorded foreign exchange transaction losses of $10.4 million primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the quarter. Separately, the Company entered into foreign exchange forward contracts, which recorded related gains of approximately  $7.3 million, offsetting the above described losses. See Note 7 in the condensed consolidated financial statements for further details.

Other expense, net in the three months ended June 30, 2014 was $30.1 million, which included a $32.5 million termination payment made to Dow in connection with the termination of the Latex JV Option Agreement as discussed in Note 13 in the condensed consolidated financial statements, offset by $2.1 million of foreign exchange transaction gains.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2015 was $7.5 million, resulting in an effective tax rate of 90.9%. Provision for income taxes for the three months ended June 30, 2014 was $5.5 million, resulting in a negative effective tax rate of 13.9%.

The increase in provision for income taxes was primarily driven by the $47.4 million increase in income before income taxes, from a loss of $39.1 million for the three months ended June 30, 2014 to $8.3 million of income for the three months ended June 30, 2015.

This increase in the provision for income taxes was offset by a reduction of losses generated within our holding companies incorporated in Luxembourg, which do not provide a tax benefit to the Company. For the three months ended June 30, 2015 these losses totaled approximately $41.2 million.   Included in these losses were payments made during the three months ended June 30, 2015 of $18.1 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $4.3 million related to the write off of the related unamortized deferred financing fees (see Note 6 to the condensed consolidated financial statements for further discussion).  Also included in these losses was non-deductible interest and stock-based compensation expense.

For the three months ended June 30, 2014, losses primarily within our holding companies incorporated in Luxembourg, which do not provide a tax benefit to the Company, were approximately $73.6 million. Included in these losses were payments made during the three months ended June 30, 2014 of $32.5 million related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital of approximately $18.6 million (see Note 13 to the condensed consolidated financial statements for further discussion).

Six Months June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net Sales

Net sales for the six months ended June 30, 2015 decreased by $653.2 million, or 24.2%, to $2,046.9 million from $2,700.1 million for the six months ended June 30, 2014. Of the 24.2% decrease,  18.8% was due to lower selling prices primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and styrene monomer to our customers in Latex and Basic Plastics & Feedstocks. In addition, 8.0% of the decrease was related to an unfavorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 2.6% increase due to higher sales volumes across all of our reporting segments.

Cost of Sales

Cost of sales for the six months ended June 30, 2015 decreased by $707.3 million, or 28.2%, to $1,801.7 million from $2,509.0 million for the six months ended June 30, 2014. Of the 28.2% decrease, 22.9% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 7.7% of the decrease was due to a favorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 2.0% increase due to higher sales volumes across all of our reporting segments.

Gross Profit

Gross profit for the six months ended June 30, 2015 increased by $54.1 million, or 28.3%, to $245.2 million from $191.1 million for the six months ended June 30, 2014. The increase was primarily attributable to higher margins in our Basic Plastics & Feedstocks and Performance Plastics segments, as well as higher sales volumes across all of our reporting segments, which were partially offset by an unfavorable currency impact, as the U.S. dollar strengthened compared to the euro.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2015 decreased by $21.8 million, or 17.6%, to $102.4 million from $124.2 million for the six months ended June 30, 2014. The decrease in SG&A expenses was primarily related to $23.3 million in termination fees incurred in the second quarter of 2014 related to the Advisory Agreement with Bain which we terminated upon consummation of the IPO in June 2014. In addition, the Company incurred lower restructuring charges for the six months ended June 30, 2015 of $0.5 million, compared to charges of $3.6 million for the six months ended June 30, 2014 (refer to Note 16  in the condensed consolidated financial statements for further details). These decreases were partially offset by increased costs of $1.9 million related to the process of changing our corporate name from Styron to Trinseo, as well as increases in other employee benefits.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2015 was $77.5 million compared to equity in earnings of $20.3 million for the six months ended June 30, 2014. Americas Styrenics equity earnings increased to $75.8 million for the six months ended June 30, 2015 from $22.3 million for the six months ended June 30, 2014, driven by higher styrene and polystyrene margins, and from higher volumes of styrene monomer sold. Sumika Styron Polycarbonate had equity earnings of $1.7 million for the six months ended June 30, 2015 compared to equity losses of $2.0 million for the six months ended June 30, 2014, noting improved polycarbonate market conditions.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2015 was $54.5 million compared to $65.4 million for the six months ended June 30, 2014. This decrease in interest expense was primarily attributable to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014 as well as the impact of the debt refinancing in May 2015 (refer to Note 6 in the condensed consolidated financial statements for further details).

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $95.2 million for the six months ended June 30, 2015, related to the debt refinancing in May 2015.  This amount was comprised of a $68.6 million call premium paid to retire the Company’s 8.750% Senior Secured Notes due 2019 and a $25.9 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.7 million of unamortized deferred financing fees related to the termination of the Company’s revolving facility.  There was no loss on extinguishment of long-term debt incurred during the six months ended June 30, 2014.

Other Expense (Income), net

Other expense, net for the six months months ended June 30, 2015 was $6.7 million, which consisted primarily of net foreign exchange transaction losses of approximately $6.1 million and other expenses of $0.6 million. Through the second quarter of 2015, the Company recorded foreign exchange transaction gains of $7.6 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the period. Separately, the Company entered into foreign exchange forward contracts, which recorded related losses of approximately $13.7 million during the period, offsetting the above described gains. See Note 7 in the condensed consolidated financial statements for further details.

Other expense, net in the six months ended June 30, 2014 was $31.1 million, which included a $32.5 million termination payment made to Dow in connection with termination of the Latex JV Option Agreement as discussed in

Note 13 in the condensed consolidated financial statements, slightly offset by foreign exchange transaction gains of $1.7 million and other income.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2015 was $25.4 million, resulting in an effective tax rate of 39.8%. Provision for income taxes for the six months ended June 30, 2014 was $18.2 million, resulting in a negative effective tax rate of 195.0%.

The increase in provision for income taxes was primarily driven by the $73.2 million increase in income before income taxes, from a loss of $9.3 million for the six months ended June 30, 2014 to $63.9 million of income for the six months ended June 30, 2015.

This increase in the provision for income taxes was offset by a reduction of losses generated within our holding companies incorporated in Luxembourg, which do not provide a tax benefit to the Company. For the six months ended June 30, 2015 these losses totaled approximately $58.8 million.   Included in these losses were payments made during the six months ended June 30, 2015 of $18.1 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $4.3 million related to the write off of the related unamortized deferred financing fees (see Note 6 in the condensed consolidated financial statements for further discussion).  Also included in these losses was non-deductible interest and stock-based compensation expense.

For the six months ended June 30, 2014, losses primarily within our holding companies incorporated in Luxembourg, which do not provide a tax benefit to the Company, were approximately $97.2 million. Included in these losses were payments made during the six months ended June 30, 2014 of $32.5 million related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital of approximately $18.6 million (see Note 13 to the condensed consolidated financial statements for further discussion).

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net sales(1)
Latex segment	$247.5	$320.7	$485.8	$647.0
Synthetic Rubber segment	115.4	164.9	244.8	341.6
Performance Plastics segment	185.3	209.8	382.2	411.9
Basic Plastics & Feedstocks segment	480.5	645.5	934.1	1,299.6
Corporate unallocated(2)	—	—	—	—
Total	$1,028.7	$1,340.9	$2,046.9	$2,700.1
EBITDA(3)
Latex segment	$14.9	$24.8	$36.4	$50.3
Synthetic Rubber segment	18.5	37.0	44.6	80.1
Performance Plastics segment	21.3	16.8	46.3	34.2
Basic Plastics & Feedstocks segment	122.2	15.5	181.1	38.0
Corporate unallocated(2)	(121.3)	(73.5)	(145.8)	(95.6)
Total	$55.6	$20.6	$162.6	$107.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales(1)
Latex segment	24.1%	23.9%	23.7%	24.0%
Synthetic Rubber segment	11.2%	12.3%	12.0%	12.7%
Performance Plastics segment	18.0%	15.6%	18.7%	15.3%
Basic Plastics & Feedstocks segment	46.7%	48.2%	45.6%	48.0%
Corporate unallocated(2)	—%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
EBITDA(3)
Latex segment	6.0%	7.7%	7.5%	7.8%
Synthetic Rubber segment	16.0%	22.4%	18.2%	23.4%
Performance Plastics segment	11.5%	8.0%	12.1%	8.3%
Basic Plastics & Feedstocks segment	25.4%	2.4%	19.4%	2.9%
Corporate unallocated(2)	(11.8)%	(5.5)%	(7.1)%	(3.5)%
Total	5.4%	1.5%	7.9%	4.0%

(1)	Inter-segment sales have been eliminated.
(2)

Corporate unallocated includes corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses. Percentages for corporate unallocated are based on total sales.

(3)

EBITDA is a non-GAAP financial measure that we refer to in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. We present EBITDA because we believe that it is useful for investors to analyze disclosures of our operating results on the same basis as those used by our management. We believe the use of EBITDA as a metric assists our Board of Directors, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (such as interest expense), asset base (such as depreciation and amortization) and tax structure. See a reconciliation of net income (loss) to EBITDA below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$0.8	$(44.6)	$38.5	$(27.5)
Interest expense, net	25.6	32.6	54.5	65.4
Provision for income taxes	7.5	5.5	25.4	18.2
Depreciation and amortization	21.7	27.1	44.2	50.9
EBITDA	$55.6	$20.6	$162.6	$107.0

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

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe and the #2 position in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the six months ended June 30, 2015, approximately half of our Latex segment’s net sales were generated in Europe, approximately 25% were generated in the United States and the majority of the remaining sales were generated in Asia.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net sales for the three months ended June 30, 2015 decreased by $73.2 million, or 22.8%, to $247.5 million from $320.7 million for the three months ended June 30, 2014. Of the 22.8% decrease in net sales, 21.6% was due to lower selling prices primarily due to the pass through of lower butadiene and styrene cost and 6.8% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 5.6% increase from higher sales volume, driven primarily by an increase in sales into the Europe and North America paper markets.

EBITDA for the three months ended June 30, 2015 decreased by $9.9 million, or 39.9%, to $14.9 million from $24.8 million for the three months ended June 30, 2014. Of this 39.9% decrease, 53.9% was driven by lower margins, due primarily to indexed price lag impacts in the current year with increasing raw materials costs, and 1.5% was driven by an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 13.3% increase in sales volume primarily related to increased sales to the Europe and North America paper markets and a 2.9% reduction in fixed costs.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net sales for the six months ended June 30, 2015 decreased by $161.2 million, or 24.9%, to $485.8 million from $647.0 million for the six months ended June 30, 2014. Of the 24.9% decrease in net sales, 22.9% was due lower selling prices primarily due to the pass through of lower butadiene and styrene cost and 5.9% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 3.9% increase from higher sales volume driven by higher sales to the Europe and North America paper and carpet markets.

EBITDA for the six months ended June 30, 2015 decreased by $13.9 million, or 27.6%, to $36.4 million from $50.3 million for the six months ended June 30, 2014. Of this 27.6% decrease, 32.2% was driven by lower margins, primarily in Europe, and 2.7% was driven by unfavorable currency impact as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 9.5% increase in sales volume primarily related to increased sales to the Europe and North America paper and carpet markets.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While 100% of our sales were generated in Europe for the six months ended June 30, 2015, approximately 18% of these net sales were exported to Asia, 8% to Latin America and 9% to North America.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net sales for the three months ended June 30, 2015 decreased by $49.5 million, or 30.0%, to $115.4 million from $164.9 million for the three months ended June 30, 2014. Of the 30.0% decrease in net sales, 25.8% was due to lower selling prices primarily resulting from the pass through of lower butadiene and styrene costs to customers and 13.4% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 9.2% increase from higher sales volume resulting from higher sales of SSBR to tire producers.

EBITDA for the three months ended June 30, 2015 decreased by $18.5 million, or 50.0%, to $18.5 million from $37.0 million for the three months ended June 30, 2014. Of this decrease, 31.8% was driven by higher fixed costs due primarily to planned maintenance in the current year via lower fixed cost absorption and higher maintenance spending.

In addition, 20.4% was driven by lower margins. Currency had an unfavorable impact of approximately 6.3% as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was an 8.4% increase due to sales volume driven by higher SSBR sales.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net sales for the six months ended June 30, 2015 decreased by $96.8 million, or 28.3%, to $244.8 million from $341.6 million for the six months ended June 30, 2014. Of the 28.3% decrease in net sales, 22.5% was due to lower selling prices primarily resulting from the pass through of lower butadiene and styrene costs to customers and 12.0% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 6.2% increase from higher sales volume resulting from higher sales of SSBR to tire producers.

EBITDA for the six months ended June 30, 2015 decreased by $35.5 million, or 44.3%, to $44.6 million from $80.1 million for the six months ended June 30, 2014. Of this decrease, 32.7% was driven by lower margins primarily related to the timing of raw material costs and an unfavorable currency impact of approximately 6.7% as the U.S. dollar strengthened compared to the euro. In addition, 10.5% of the decrease was driven by higher fixed costs due primarily to planned maintenance in the current year via lower fixed cost absorption and higher maintenance spending. Partially offsetting these decreases was a 5.6% increase due to sales volume driven by higher SSBR sales.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net sales for the three months ended June 30, 2015 decreased by $24.5 million, or 11.7%, to $185.3 million from $209.8 million for the three months ended June 30, 2014. Of the 11.7% decrease in net sales, 7.7% was due to lower selling prices primarily related to the pass through of lower raw material costs and 6.7% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were partially offset by a 2.7% increase in sales volume, driven by higher sales to the Europe and North America automotive markets as well as the North America medical market.

EBITDA for the three months ended June 30, 2015 increased by $4.5 million, or 26.8%, to $21.3 million from $16.8 million for the three months ended June 30, 2014. The EBITDA increase was driven by an increase in sales volume, primarily to the Europe and North America automotive markets and the North America medical market, as well as higher margins due to lower raw material costs during the quarter, which contributed to 31.8% of the increase. Slightly offsetting this increase was a 6.4% decrease due to increased fixed costs.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net sales for the six months ended June 30, 2015 decreased by $29.7 million, or 7.2%, to $382.2 million from $411.9 million for the six months ended June 30, 2014. Of the 7.2% decrease in net sales, 5.1% was due to lower selling prices primarily related to the pass through of lower raw material costs and 6.2% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were partially offset by a 4.1% increase in sales volume, primarily to the consumer electronics market in Asia.

EBITDA for the six months ended June 30, 2015 increased by $12.1 million, or 35.4%, to $46.3 million from $34.2 million for the six months ended June 30, 2014. The EBITDA increase was driven by an increase in sales volume, primarily to the consumer electronics market in Asia, as well as higher margins due to lower raw material costs, which contributed to 51.7% of the increase. Slightly offsetting this increase was an 11.9% decrease due to increased fixed costs.

Basic Plastics & Feedstocks Segment

Our Basic Plastics & Feedstocks segment consists of styrenic polymers, including polystyrene, ABS, and SAN products, as well as PC and styrene monomer, which includes our internal production and sourcing of styrene, a raw material common in SB latex, synthetic rubber and styrenic polymers products. We are a leading producer of polystyrene and mass ABS, or mABS, where we focus our efforts on differentiated applications such as the liners and encasements of appliances and consumer electronics including smartphones and tablets. Within these applications, we have worked collaboratively with customers to develop more advanced grades of plastics such as our high impact polystyrene, or HIPS, and mABS products. These products offer superior properties, such as rigidity, insulation and colorability, and, in some cases, an improved environmental footprint compared to general purpose polystyrene or emulsion ABS. Through this segment we also serve the packaging and construction end-markets, where we have launched a new general purpose polystyrene product for improved performance in foam insulation applications.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net sales for the three months ended June 30, 2015 decreased by $165.0 million, or 25.6%, to $480.5 million from $645.5 million for the three months ended June 30, 2014. Of the 25.6% decrease in net sales, 10.8% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers and 10.0% was due to unfavorable currency impact as the U.S. dollar strengthened compared to the euro. In addition, a decrease in sales volume, primarily related to lower sales of polystyrene in Europe with increasing prices during the quarter, decreased revenue by 4.7%.

EBITDA for the three months ended June 30, 2015 increased by $106.7 million, or 688.4%, to $122.2 million from $15.5 million for the three months ended June 30, 2014. The EBITDA increase was due primarily to higher margins, particularly in styrene monomer, as well as in polycarbonate as a result of our restructuring efforts and improved market conditions. In addition, increased equity earnings from our two joint ventures, primarily Americas Styrenics, contributed to 229.7% of the increase. Increased equity earnings from Americas Styrenics was driven by higher styrene and polystyrene margins as well as higher volumes of styrene monomer sold. Partially offsetting these increases was an 8.9% decrease in sales volume and a 75.5% unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net sales for the six months ended June 30, 2015 decreased by $365.5 million, or 28.1%, to $934.1 million from $1,299.6 million for the six months ended June 30, 2014. Of the 28.1% decrease in net sales, 20.0% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers and 8.5% was due to unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were partially offset by a 0.5% increase in sales volume.

EBITDA for the six months ended June 30, 2015 increased by $143.1 million, or 376.6%, to $181.1 million from $38.0 million for the six months ended June 30, 2014. The EBITDA increase was due primarily to higher margins, particularly in styrene monomer, as well as in polycarbonate as a result of our restructuring efforts and improved market conditions. In addition, increased equity earnings from our two joint ventures, primarily Americas Styrenics, contributed to 150.6% of the increase. Increased equity earnings from Americas Styrenics was driven by higher styrene and polystyrene margins as well as higher volumes of styrene monomer sold. Partially offsetting these increases was a 41.8% unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

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

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$0.8	$(44.6)	$38.5	$(27.5)
Interest expense, net	25.6	32.6	54.5	65.4
Provision for income taxes	7.5	5.5	25.4	18.2
Depreciation and amortization	21.7	27.1	44.2	50.9
EBITDA(a)	$55.6	$20.6	$162.6	$107.0
Loss on extinguishment of long-term debt	95.2	—	95.2	—
Restructuring and other charges(b)	(0.1)	2.1	0.4	2.7
Fees paid pursuant to advisory agreement(c)	—	24.2	—	25.4
Other non-recurring items(d)	0.6	32.5	1.9	32.5
Adjusted EBITDA	$151.3	$79.4	$260.1	$167.6
Inventory revaluation	(29.4)	(2.6)	12.8	(8.2)
Adjusted EBITDA, excluding inventory revaluation(e)	$121.9	$76.8	$272.9	$159.4

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

(b)

Restructuring and other charges for the six months ended June 30, 2015 relate to the polycarbonate restructuring within our Basic Plastics & Feedstocks segment, for the reimbursement of decommissioning and demolition charges to Dow in connection with the shutdown of their Freeport, Texas facility. Restructuring and other charges for the three and six months ended June 30, 2014 were incurred primarily in connection with the shutdown of our latex manufacturing plant in Altona, Australia. Refer to Note 16 in the condensed consolidated financial statements for further discussion.

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

(d)

Other non-recurring items incurred for the three and six months ended June 30, 2015 consist of costs related to the process of changing our corporate name from Styron to Trinseo.  For the three and six months ended June 30, 2014, these costs relate to a one-time $32.5 million termination payment made to Dow in connection with the termination of our Latex JV Option Agreement. See Note 13 in the condensed consolidated financial statements for further discussion of our termination of this agreement.

(e)	See the discussion above this table for a description of Adjusted EBITDA, excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2015 and 2014, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$74.7	$7.8
Investing activities	(40.7)	(50.0)
Financing activities	(20.6)	169.2
Effect of exchange rates on cash	(3.1)	—
Net change in cash and cash equivalents	$10.3	$127.0

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2015 totaled $74.7 million, driven by the overall strong earnings for the period. Also driving the strong positive cash from operating activities for the period was $45.0 million in dividends from our 50%-owned joint venture, Americas Styrenics.  These increases were noted despite several significant decreases to operating cash flows, which included $81.7 million in interest payments made on our 2019 Senior Notes prior to their May 2015 retirement as well as a $68.6 million call premium paid to retire those notes.  Refer to Note 6 in the condensed consolidated financial statements for further details.

Net cash provided by operating assets and liabilities for the six months ended June 30, 2015 totaled $5.7 million, the most significant components of which were decreases in inventories of $45.9 million and increases in income taxes payable of $17.8 million, offset by an increase in accounts receivable of $40.4 million. Inventory decreased due to higher volume sold during the second quarter of 2015 when compared to the fourth quarter of 2014, as well as decreases in raw materials prices. Increase in income taxes payable is driven primarily by the Company’s significant improvement in earnings before taxes compared to the prior year, particularly in our 50%-owned joint venture, Americas Styrenics. The increase in accounts receivable is primarily due to timing of customer payments.

Net cash provided by operating activities during the six months ended June 30, 2014 totaled $7.8 million, with net cash used in operating assets and liabilities totaling $25.2 million. The most significant components of the changes in operating assets and liabilities for the six months ended June 30, 2014 of $25.2 million was an increase in accounts receivable of $59.9 million, offset by an increase in accounts payable and other current liabilities of $34.0 million. The increase in accounts receivable was primarily due to higher sales during the second quarter of 2014, compared to the fourth quarter of 2013. Our accounts payable and other current liabilities increased mainly due to the purchase of raw materials and the timing of payments. Our operating cash flow for the six months ended June 30, 2014 was negatively impacted by two significant one-time cash payments in the second quarter of 2014 totaling approximately $55.8 million related to the termination of our Latex JV Option Agreement with Dow and our Advisory Agreement with Bain Capital. Refer to Note 13 of the condensed consolidated financial statements for further details.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 totaled $40.7 million, consisting primarily of capital expenditures of $41.4 million during the period, net of proceeds received from a government subsidy of $2.2 million related to our capital expansion project at our rubber facility in Schkopau, Germany.

Net cash used in investing activities for the six months ended June 30, 2014 totaled $50.0 million consisting primarily of capital expenditures of $55.7 million, of which approximately $26.1 million (€19.0 million) was related to the Company’s acquisition of production capacity rights from JSR Corporation Tokyo at its rubber production facility in Schkopau, Germany. These investing activities were partially offset by cash proceeds of $5.4 million from the sale of a portion of land at our manufacturing site in Livorno, Italy.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2015 totaled $20.6 million. The most significant activity during the period related to the May 2015 debt refinancing, which included net proceeds of $1,215.4 million from the issuance of our 2021 Term Loan B and our 2022 Senior Notes, offset by the retirement of our existing 2019 Senior Notes totaling $1,192.5 million and deferred financing fees paid in conjunction with the refinancing of $27.7 million. Also during the period, we had net repayments of short-term borrowings of $15.8 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. We also continued to utilize our Accounts Receivable Securitization Facility to fund our working capital requirements. For the six months ended June 30, 2015, we had borrowings from and repayments of our Accounts Receivable Securitization Facility of $25.0 million, respectively.

Net cash provided by financing activities during the six months ended June 30, 2014 totaled $169.2 million. During the period, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. As a result, the Company received net cash proceeds from the issuance of common stock of $199.2 million, which is net of underwriting discounts as well as advisory, accounting, and legal expenses directly related to the offering. In addition, we had net repayments of short-term borrowings of $29.4 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. We also utilized our Accounts Receivable Securitization Facility to fund our working capital requirements. For the six months ended June 30, 2014, we had borrowings from our Accounts Receivable Securitization Facility of $178.6 million and repayments of $179.2 million, resulting in net repayments of $0.6 million due to changes in foreign currency exchange rates, as a portion of our borrowings under the Accounts Receivable Securitization Facility originate in euros.

Indebtedness and Liquidity

The following table outlines our outstanding indebtedness as of June 30, 2015 and December 31, 2014 and the associated interest expense, including amortization of deferred financing fees, and effective interest rates for such borrowings as of June 30, 2015 and December 31, 2014. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2015			December 31, 2014
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2018 Senior Secured Credit Facility
2018 Revolving Facility	$—	—	$1.6	$—	—	$4.7
Senior Credit Facility
2021 Term Loan B	498.8	4.3%	3.6	—	—	—
2020 Revolving Facility	—	—	0.5	—	—	—
2019 Senior Notes	—	8.8%	40.4	1,192.5	8.8%	116.2
2022 Senior Notes
USD Notes	300.0	6.8%	3.3	—	—	—
Euro Notes	419.1	6.4%	4.3	—	—	—
Accounts Receivable Securitization Facility	—	2.7%	2.0	—	2.7%	4.3
Other indebtedness	3.3	1.9%	0.1	9.7	1.1%	0.1
Total	$1,221.2		$55.8	$1,202.2		$125.3

2018 Senior Secured Credit Facility

On June 17, 2010, the Company entered into the 2018 Senior Secured Credit Facility.  All term loan borrowings under the 2018 Senior Secured Credit Facility were repaid in conjunction with the January 2013 amendment.  Under this agreement, the Company entered into the 2018 Revolving Facility, which, as a result of the amendment in January 2013, included a borrowing capacity of $300.0 million. As of December 31, 2014, the Company had no amounts outstanding under the 2018 Revolving Facility.

In May 2015, upon completion of the refinancing transactions discussed below, the Company terminated the 2018 Senior Secured Credit Facility.  Prior to this termination, the Company had no outstanding borrowings under the 2018 Revolving Facility.

Senior Credit Facility

On May 5, 2015, the Borrowers, entered into the Credit Agreement, which provides senior secured financing of up to $825.0 million, defined as the Senior Credit Facility.  The Senior Credit Facility provides for senior secured financing consisting of the (i) 2020 Revolving Facility including a $325.0 revolving credit facility, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility maturing in May 2020 and (ii) $500.0 million senior secured 2021 Term Loan B (maturing in November 2021). Amounts under the 2020 Revolving Facility are available in U.S. dollars and euros.

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. As of June 30, 2015, $5.0 million of these scheduled future payments were classified as current debt on the Company’s condensed consolidated balance sheet

Loans under the 2020 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBO rate loans, which bear interest at a rate per annum equal to the LIBO rate plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).  The Borrowers will be required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.50% per annum.

As of June 30, 2015, the Company had no outstanding borrowings, and had $313.2 million (net of $11.8 million outstanding letters of credit) of funds available for borrowings under the 2020 Revolving Facility.

The Senior Credit Facility is collateralized by a security interest in substantially all of the assets of Trinseo Materials Operating S.C.A., as lead borrower, Trinseo Materials Finance, Inc., as co-borrower, and the guarantors thereunder including Trinseo Materials S.à r.l., certain U.S. subsidiaries and certain foreign subsidiaries organized in Luxembourg, The Netherlands, Hong Kong, Singapore, Ireland, Germany and Switzerland.

The Senior Credit Facility requires the Borrowers and their restricted subsidiaries to comply with customary affirmative and negative covenants, including limitations on their abilities to incur liens; make certain loans and investments; incur additional debt; merge, consolidate liquidate or dissolve; transfer or sell assets; pay dividends and other distributions to shareholders or make certain other restricted payments; enter into transactions with affiliates; restrict any restricted subsidiary from paying dividends or making other distributions or agree to certain negative pledge clauses; materially alter the business we conduct; prepay certain other indebtedness; amend certain material documents; and change our fiscal year.

The 2020 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2020 Revolving Facility exceeds 30% of the $325.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter-end, then the Company’s first lien net leverage ratio may not exceed 2.00 to 1.00.  As of June 30, 2015, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

2019 Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% 2019 Senior Notes due to mature on February 1, 2019. In July 2014, using proceeds from the Company’s IPO (see Note 1 of the condensed consolidated financial statements), the Company redeemed $132.5 million in aggregate principal amount of the 2019 Senior Notes.

On May 13, 2015, using the net proceeds from the issuance of the 2021 Term Loan B, together with the net proceeds from the issuance of the 2022 Senior Notes (defined and discussed below) and available cash, the Company redeemed all outstanding borrowings under the 2019 Senior Notes, totaling $1,192.5 million in principal, together with a call premium of $68.6 million (with a redemption price of 103% on the first $132.5 million and 106.097% on the remaining balance) and accrued and unpaid interest thereon of $29.6 million.

2022 Senior Notes

On May 5, 2015, the Issuers executed the Indenture pursuant to which they issued $300.0 million aggregate principal amount of 6.750% USD Notes due May 1, 2022 and €375.0 million aggregate principal amount of 6.375% Euro Notes due May 1, 2022 (together with the USD Notes, the 2022 Senior Notes).  Interest on the 2022 Senior Notes is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015.

At any time prior to May 1, 2018, the Issuers may redeem the Euro Notes and/or the USD Notes in whole or in part, at their option at a redemption price equal to 100% of the principal amount of such notes plus the relevant applicable premium as of, and accrued and unpaid interest to, but not including, the redemption date. At any time and from time to time after May 1, 2018, the Issuers may redeem the Euro Notes and/or the USD Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed to, but not including, the redemption date:

	Euro Notes	USD Notes
12-month period commencing May 1 in Year	Percentage	Percentage
2018	103.188%	103.375%
2019	101.594%	101.688%
2020 and thereafter	100.000%	100.000%

In addition, at any time prior to May 1, 2018, the Issuers may redeem up to 40% of the aggregate principal amount of each of the USD Notes and the Euro Notes, either together or separately, at a redemption price equal to 106.750% of the principal amount thereof for the USD Notes and 106.375% of the principal amount thereof for the Euro Notes plus, in each case, accrued and unpaid interest to, but not including, the redemption date, in an amount equal to the aggregate gross proceeds from certain equity offerings.

The 2022 Senior Notes are the Issuers’ senior unsecured obligations and rank equally in right of payment with all of the Issuers’ existing and future indebtedness that is not expressly subordinated in right of payment thereto. The 2022 Senior Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) the Issuers’ existing and future secured indebtedness, including the Company’s accounts receivable facility and the Issuers’ Senior Credit Facility (discussed above), to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of the Issuers’ non-guarantor subsidiaries.

The Indenture contains customary covenants that, among other things, limit the Issuers’ and certain of their subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions, make investments, or prepay certain indebtedness, each subject to a number of exceptions and qualifications. Certain of these covenants, will be suspended during any period of time that (1) the 2022 Notes have investment grade ratings (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2022 Senior Notes are downgraded to below an investment grade rating, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of June 30, 2015, the Company was in compliance with all debt covenant requirements under the Indenture.

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

As of June 30, 2015, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $147.3 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

Other Indebtedness

As of June 30, 2015, we had $1.2 million of outstanding borrowings under our short-term revolving credit facility through our subsidiary in China that provides uncommitted funds available for borrowing, subject to the availability of collateral. The facility is subject to annual renewal.

Capital Resources and Liquidity

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Credit Facility and the Accounts Receivable Securitization Facility. We believe, based on our current level of operations, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.

Our liquidity requirements are significant due to our highly leveraged nature, as well as our working capital requirements. As of June 30, 2015, we had $1,221.2 million in outstanding indebtedness and $741.1 million in working capital. As of December 31, 2014, we had $1,202.2 million in outstanding indebtedness and $748.7 million in working capital. As of June 30, 2015 and December 31, 2014, we had $114.8 million and $94.7 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As discussed above, in May 2015, we terminated our existing 2018 Senior Secured Credit Facility, which included a $300.0 million revolving credit facility set to mature in 2018, and entered into the new Senior Credit Facility, which increased the borrowing capacity under our new revolving facility to $325.0 million and extended the maturity to May 2020.  Also as a part of this refinancing, we redeemed our existing 2019 Senior Notes totaling $1,192.5 million, replacing those borrowings with a $500.0 million Term Loan B due November 2021, $300.0 million in USD Notes and €375.0 million in Euro Notes, both due May 2022.  We  also continue to maintain our Accounts Receivable Securitization Facility set to mature in May 2016, under which our borrowing capacity is $200.0 million.

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

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Secured Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future. As of June 30, 2015 and December 31, 2014, we were in compliance with all the covenants and default provisions under our credit arrangements.

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

Contractual Obligations and Commercial Commitments

Other than the impact of the May 2015 refinancing of our debt, which included the issuance of our 2022 Senior Notes and 2021 Term Loan B, accompanied by the retirement of our 2019 Senior Notes (discussed in Note 6 to the condensed consolidated financial statements), there have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 7, 2015

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John A. Feenan
Name:	John A. Feenan
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

v
Exhibit No.	Description
3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to the 2014 Annual Report filed on Form 10-K, File No. 001-36473, filed March 10, 2015)

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of May 5, 2015 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed May 11, 2015)

10.1

Credit Agreement, dated as of May 5, 2015,  among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. together with Trinseo Holdings S.à r.l., and Trinseo Materials S.à r.l. Deutsche Bank AG New York Branch, as administrative agent, collateral agent L/C issuer and swing line lender, Citigroup Global Markets Inc., as syndication agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, No. 001-36473, filed May 11, 2015)

10.2†	Letter Agreement, dated May 11, 2015, between Trinseo S.A. and Christopher D. Pappas, defining retirement for purpose of equity awards.

10.3†	Letter Agreement, dated May 11, 2015, between Trinseo S.A. and Martin Pugh, defining retirement for purpose of equity awards.

10.4†	Letter Agreement, dated May 11, 2015, between Trinseo S.A. and Marilyn N. Horner, defining retirement for purpose of equity awards.

10.5†	Form of Employee Restricted Stock Unit Award Agreement

10.6†	Form of Employee Non-statutory Option Award Agreement

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	INS — XBRL Instance Document

101*	SCH — XBRL Taxonomy Extension Schema Document

101*	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

101*	DEF — XBRL Taxonomy Extension Definition Linkbase Document

101*	LAB — XBRL Taxonomy Extension Label Linkbase Document

101*	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.

††  Furnished herewith.

*  Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.