Form 10-Q
period 2015-09-30
Trinseo S.A.
filed 2015-11-09
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 5, 2015, there were 48,777,934 shares of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2015

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$320,771	$220,786
Accounts receivable, net of allowance for doubtful accounts (September 30, 2015 -- $2,339; December 31, 2014 -- $6,268)	550,006	601,066
Inventories	391,247	473,861
Deferred income tax assets	10,198	11,786
Other current assets	19,749	15,164
Total current assets	1,291,971	1,322,663
Investments in unconsolidated affiliates	191,194	167,658
Property, plant and equipment, net of accumulated depreciation (September 30, 2015 -- $358,415; December 31, 2014 -- $324,383)	522,213	556,697
Other assets
Goodwill	31,917	34,574
Other intangible assets, net	155,194	165,358
Deferred income tax assets—noncurrent	62,269	46,812
Deferred charges and other assets	57,381	62,354
Total other assets	306,761	309,098
Total assets	$2,312,139	$2,356,116
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,627	$7,559
Accounts payable	337,759	434,692
Income taxes payable	36,007	9,413
Deferred income tax liabilities	834	1,413
Accrued expenses and other current liabilities	109,164	120,928
Total current liabilities	489,391	574,005
Noncurrent liabilities
Long-term debt	1,215,334	1,194,648
Deferred income tax liabilities—noncurrent	29,571	27,311
Other noncurrent obligations	232,592	239,287
Total noncurrent liabilities	1,477,497	1,461,246
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $0.01 nominal value, 50,000,000 shares authorized at September 30, 2015 and December 31, 2014, 48,778 and 48,770 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	488	488
Additional paid-in-capital	556,964	547,530
Accumulated deficit	(61,421)	(151,936)
Accumulated other comprehensive loss	(150,780)	(75,217)
Total shareholders’ equity	345,251	320,865
Total liabilities and shareholders’ equity	$2,312,139	$2,356,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$1,027,952	$1,305,493	$3,074,890	$4,005,560
Cost of sales	916,390	1,237,257	2,718,112	3,746,285
Gross profit	111,562	68,236	356,778	259,275
Selling, general and administrative expenses	51,093	48,113	153,607	172,351
Equity in earnings of unconsolidated affiliates	33,489	9,267	111,037	29,595
Operating income	93,958	29,390	314,208	116,519
Interest expense, net	19,489	30,098	73,945	95,518
Loss on extinguishment of long-term debt	—	7,390	95,150	7,390
Other expense (income), net	1,214	(1,638)	7,998	29,406
Income (loss) before income taxes	73,255	(6,460)	137,115	(15,795)
Provision for income taxes	21,200	3,650	46,600	21,850
Net income (loss)	$52,055	$(10,110)	$90,515	$(37,645)
Weighted average shares- basic	48,778	48,770	48,773	41,693
Net income (loss) per share- basic	$1.07	$(0.21)	$1.86	$(0.90)
Weighted average shares- diluted	48,989	48,770	48,936	41,693
Net income (loss) per share- diluted	$1.06	$(0.21)	$1.85	$(0.90)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$52,055	$(10,110)	$90,515	$(37,645)
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three and nine months ended September 30, 2015 and 2014, respectively):
Cumulative translation adjustments	1,234	(84,868)	(77,680)	(95,220)
Net gain (loss) on foreign exchange cash flow hedges	97	—	(308)	—
Pension and other postretirement benefit plans (net of tax of: 2015—$0.3 and $1.0; 2014—$0.2 and $0.5)	797	286	2,425	866
Total other comprehensive income (loss), net of tax	2,128	(84,582)	(75,563)	(94,354)
Comprehensive income (loss)	$54,183	$(94,692)	$14,952	$(131,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2014	48,770	$488	$547,530	$(75,217)	$(151,936)	$320,865
Net income	—	—	—	—	90,515	90,515
Other comprehensive loss	—	—	—	(75,563)	—	(75,563)
Stock-based compensation	8	—	9,434	—	—	9,434
Balance at September 30, 2015	48,778	$488	$556,964	$(150,780)	$(61,421)	$345,251
Balance at December 31, 2013	37,270	$373	$339,055	$88,378	$(84,604)	$343,202
Issuance of common stock	11,500	115	197,974	—	—	198,089
Net loss	—	—	—	—	(37,645)	(37,645)
Other comprehensive loss	—	—	—	(94,354)	—	(94,354)
Stock-based compensation	—	—	7,779	—	—	7,779
Balance at September 30, 2014	48,770	$488	$544,808	$(5,976)	$(122,249)	$417,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$90,515	$(37,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	67,287	78,798
Amortization of deferred financing costs and issuance discount	6,075	7,495
Deferred income tax	(13,815)	4,716
Stock-based compensation	9,434	7,779
Earnings of unconsolidated affiliates, net of dividends	(23,540)	(9,596)
Unrealized net losses (gains) on foreign exchange forward contracts	(4,435)	13,324
Loss on extinguishment of debt	95,150	7,390
Prepayment penalty on long-term debt	(68,603)	(3,975)
Loss (gain) on sale of businesses and other assets	—	(116)
Changes in assets and liabilities
Accounts receivable	11,726	(42,015)
Inventories	63,117	(1,360)
Accounts payable and other current liabilities	(47,861)	1,535
Income taxes payable	26,780	764
Other assets, net	(7,119)	(6,254)
Other liabilities, net	994	(19,179)
Cash provided by operating activities	205,705	1,661
Cash flows from investing activities
Capital expenditures	(79,088)	(69,269)
Proceeds from capital expenditures subsidy	2,191	—
Proceeds from the sale of businesses and other assets	689	6,257
Payment for working capital adjustment from sale of business	—	(700)
Distributions from unconsolidated affiliates	—	978
Increase in restricted cash	(413)	—
Cash used in investing activities	(76,621)	(62,734)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	198,087
Deferred financing fees	(28,033)	—
Short term borrowings, net	(17,703)	(43,430)
Repayments of Term Loans	(1,250)	—
Net proceeds from issuance of Term Loan B	498,750	—
Net proceeds from issuance of 2022 Senior Notes	716,625	—
Repayments of 2019 Senior Notes	(1,192,500)	(132,500)
Proceeds from Accounts Receivable Securitization Facility	25,000	283,292
Repayments of Accounts Receivable Securitization Facility	(25,000)	(283,859)
Cash provided by (used in) financing activities	(24,111)	21,590
Effect of exchange rates on cash	(4,988)	(4,893)
Net change in cash and cash equivalents	99,985	(44,376)
Cash and cash equivalents—beginning of period	220,786	196,503
Cash and cash equivalents—end of period	$320,771	$152,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2015 and 2014 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2014 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 10, 2015.

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new guidance which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public entities for annual and interim periods beginning after December 15, 2017.  The Company is currently assessing the impact of adopting this guidance on its financial position and results of operations.

In January 2015, the FASB issued guidance to simplify income statement classification by removing the concept of extraordinary items from GAAP. The Company adopted this guidance effective January 1, 2015, and the adoption did not have an impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This new guidance, which is to be applied on a retrospective basis, is effective for public companies for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company will adopt this guidance effective January 1, 2016, which we do not expect to have a significant impact on the Company’s financial position or results of operations.

In July 2015, the FASB issued guidance which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (“NRV”) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, and prospective adoption is required.  The Company is currently assessing the impact of adopting this guidance on its financial position and results of operations.

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

As of September 30, 2015 and December 31, 2014, respectively, the Company’s investment in Americas Styrenics was $154.1 million and $133.5 million, which was $97.2 million and $108.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 5.0 years as of September 30, 2015. The Company received dividends from Americas Styrenics of $42.5 million and $87.5 million during the three and nine months ended September 30, 2015, respectively, compared to dividends of $7.5 million and $20.0 million during the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015 and December 31, 2014, respectively, the Company’s investment in Sumika Styron Polycarbonate was $37.1 million and $34.1 million, which was $20.2 million and $21.3 million greater than the Company’s 50% share of the underlying net assets of Sumika Styron Polycarbonate. This amount represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron Polycarbonate. This difference is being amortized over the remaining useful life of the contributed assets of 10.0 years as of September 30, 2015. The Company received no dividends from Sumika Styron Polycarbonate during the three and nine months ended September 30, 2015, respectively, compared to dividends of zero and $1.0 million during the three and nine months ended September 30, 2014, respectively.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales	$447,712	$577,519	$1,388,085	$1,682,571
Gross profit	$79,972	$29,743	$249,334	$65,222
Net income	$61,018	$13,667	$201,498	$24,161

NOTE 4—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2015	2014
Finished goods	$186,568	$235,949
Raw materials and semi-finished goods	172,866	205,061
Supplies	31,813	32,851
Total	$391,247	$473,861

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2014 to September 30, 2015:

	Performance Materials
		Synthetic	Performance	Basic Plastics
	Latex	Rubber	Plastics	& Feedstocks	Total
Balance at December 31, 2014	$13,815	$9,461	$3,243	$8,055	$34,574
Foreign currency impact	(1,062)	(727)	(249)	(619)	(2,657)
Balance at September 30, 2015	$12,753	$8,734	$2,994	$7,436	$31,917

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of September 30, 2015 and December 31, 2014, respectively:

		September 30, 2015			December 31, 2014
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	15	$177,481	$(61,497)	$115,984	$188,854	$(56,782)	$132,072
Manufacturing Capacity Rights	6	21,320	(5,186)	16,134	23,095	(2,809)	20,286
Software	5	17,703	(8,603)	9,100	13,177	(6,441)	6,736
Software in development	N/A	13,976	—	13,976	6,000	—	6,000
Other	N/A	—	—	—	264	—	264
Total		$230,480	$(75,286)	$155,194	$231,390	$(66,032)	$165,358

Amortization expense on other intangible assets totaled $4.8 million and $13.7 million for the three and nine months ended September 30, 2015, respectively, and $5.4 million and $14.6 million for the three and nine months ended September 30, 2014, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
Remainder of 2015	$4,871
2016	18,931
2017	18,096
2018	17,405
2019	17,158
2020	13,465

NOTE 6—DEBT

Debt consisted of the following:

	September 30,	December 31,
	2015	2014
Senior Credit Facility
2020 Revolving Facility	$—	$—
2021 Term Loan B	497,571	—
2022 Senior Notes
USD Notes	300,000	—
Euro Notes	420,788	—
2019 Senior Notes	—	1,192,500
Accounts Receivable Securitization Facility	—	—
Other indebtedness	2,602	9,707
Total debt	1,220,961	1,202,207
Less: current portion	(5,627)	(7,559)
Total long-term debt	$1,215,334	$1,194,648

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

In May 2015, upon completion of the refinancing transactions discussed below, the Company terminated the 2018 Senior Secured Credit Facility.  Immediately prior to this termination, the Company had no outstanding borrowings under the 2018 Revolving Facility. As a result of this termination, the Company recognized a $0.7 million loss on extinguishment of long-term debt, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2018 Revolving Facility.  The remaining unamortized deferred financing fees under the 2018 Revolving Facility totaled $7.2 million, which remained capitalized and is being amortized along with new deferred financing fees over the life of the new revolving credit facility, discussed in further detail below.

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

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. As of September 30, 2015, $5.0 million of these scheduled future payments were classified as current debt on the Company’s condensed consolidated balance sheet.

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

As of September 30, 2015, the Company had no outstanding borrowings, and had $313.0 million (net of $12.0 million outstanding letters of credit) of funds available for borrowing under the 2020 Revolving Facility.

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

The Senior Credit Facility requires the Borrowers and their restricted subsidiaries to comply with customary affirmative and negative covenants, including limitations on their abilities to incur liens; make certain loans and investments; incur additional debt; merge, consolidate liquidate or dissolve; transfer or sell assets; pay dividends and other distributions to shareholders or make certain other restricted payments; enter into transactions with affiliates; restrict any restricted subsidiary from paying dividends or making other distributions or agree to certain negative pledge clauses; materially alter the business they conduct; prepay certain other indebtedness; amend certain material documents; and change our fiscal year.

The 2020 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2020 Revolving Facility exceeds 30% of the $325.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter-end, then the Company’s first lien net leverage ratio may not exceed 2.00 to 1.00.  As of September 30, 2015, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

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

As a result of this redemption, during the nine months ended September 30, 2015, the Company recorded a loss on extinguishment of long-term debt of $94.5 million, which includes the above $68.6 million call premium and a $25.9 million write-off of unamortized deferred financing fees related to the 2019 Senior Notes.

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

The Indenture contains customary covenants that, among other things, limit the Issuers’ and certain of their subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions, make investments, or prepay certain indebtedness, each subject to a number of exceptions and qualifications. Certain of these covenants, will be suspended during any period of time that (1) the 2022 Notes have investment grade ratings (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2022 Senior Notes are downgraded to below an investment grade rating, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of September 30, 2015, the Company was in compliance with all debt covenant requirements under the Indenture.

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

As of September 30, 2015 and December 31, 2014, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $153.0 million and $136.1 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

NOTE 7—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates.  To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.  The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded on the condensed consolidated balance sheets at fair value.

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

As of September 30, 2015, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $370.4 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2015.

September 30,
Buy / (Sell)	2015
Chinese Yuan	$(158,543)
Euro	$94,637
Indonesian Rupiah	$(52,218)
Swiss Franc	$40,835
Japanese Yen	$(8,919)

Foreign Exchange Cash Flow Hedges

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (AOCI) to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open foreign exchange cash flow hedges as of September 30, 2015 have maturities occurring over a period of 15 months, and have a net notional U.S. dollar equivalent of $135.0 million.

Net Investment Hedge

The Company’s outstanding debt includes €375.0 million of Euro Notes (see Note 6 for details).  As of September 30, 2015, the Company has designated a portion (€150.0 million) of the principal amount of these Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. As this debt was deemed to be a highly effective hedge, changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation loss of $4.1 million within accumulated other comprehensive loss as of September 30, 2015.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended September 30,				Statement of Operations
	2015	2014	2015	2014	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$97	$—	$(17)	$—	Cost of sales
Total	$97	$—	$(17)	$—
Net Investment Hedges
Euro Notes	$(1,635)	$—	$—	$—	Other expenses, net
Total	$(1,635)	$—	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$4,452	$(19,524)	Other expenses, net
Total	$—	$—	$4,452	$(19,524)

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Nine Months Ended September 30,				Statement of Operations
	2015	2014	2015	2014	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(308)	$—	$59	$—	Cost of sales
Total	$(308)	$—	$59	$—
Net Investment Hedges
Euro Notes	$(4,073)	$—	$—	$—	Other expenses, net
Total	$(4,073)	$—	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(9,246)	$(19,524)	Other expenses, net
Total	$—	$—	$(9,246)	$(19,524)

The Company recorded gains of $4.5 million and losses of $9.2 million during the three and nine months ended September 30, 2015 and losses of $19.5 million during the three and nine months ended September 30, 2014 from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction losses of $6.7 million and gains of $0.9 million during the three and nine months ended September 30, 2015, respectively, and gains of $21.8 million and $23.4 million during the three and nine months ended September 30, 2014, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of September 30, 2015, the Company has no ineffectiveness related to its foreign exchange cash flow hedges. Further, the Company expects to reclassify in the next twelve months an approximate $1.0 million net loss from other comprehensive income (loss) into earnings related to the Company’s outstanding cash flow hedges as of September 30, 2015 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2015			December 31, 2014
	Foreign Exchange	Foreign Exchange		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$736	$707	$1,443	$298	$—	$298
Deferred charges and other assets	—	436	436	—	—	—
Total asset derivatives	$736	$1,143	$1,879	$298	$—	$298
Liability Derivatives:
Accounts payable	$855	$1,694	$2,549	$4,850	$—	$4,850
Other noncurrent obligations	—	—	—	—	—	—
Total liability derivatives	$855	$1,694	$2,549	$4,850	$—	$4,850

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

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at September 30, 2015
Derivative assets	$2,656	$(777)	$1,879
Derivative liabilities	3,326	(777)	2,549

Balance at December 31, 2014
Derivative assets	$2,037	$(1,739)	$298
Derivative liabilities	6,589	(1,739)	4,850

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$736	$—	$736
Foreign exchange forward contracts—(Liabilities)	—	(855)	—	(855)
Foreign exchange cash flow hedges—Assets	—	1,143	—	1,143
Foreign exchange cash flow hedges—(Liabilities)	—	(1,694)	—	(1,694)
Total fair value	$—	$(670)	$—	$(670)

	December 31, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$298	$—	$298
Foreign exchange forward contracts—(Liabilities)	—	(4,850)	—	(4,850)
Total fair value	$—	$(4,552)	$—	$(4,552)

The Company uses an income approach to value its derivative instruments, utilizing discounted cash flow techniques, considering the terms of the contract and observable market information available as of the reporting date. Significant inputs to the valuation for foreign exchange forward contracts and foreign exchange cash flow hedges are obtained from broker quotations or from listed or over-the-counter market data, and are classified as Level 2 in the fair value hierarchy.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2015 and December 31, 2014, respectively:

	As of	As of
	September 30, 2015	December 31, 2014
2019 Senior Notes	$—	$1,212,045
2022 Senior Notes
USD Notes	289,500	—
Euro Notes	405,008	—
2021 Term Loan B	496,880	—
Total fair value	$1,191,388	$1,212,045

The fair value of the Company’s Term Loan B, USD Notes, Euro Notes, and 2019 Senior Notes (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of September 30, 2015 and December 31, 2014.

NOTE 9—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Effective income tax rate	28.9%	(56.5)%	34.0%	(138.3)%

Provision for income taxes for the three and nine months ended September 30, 2015  were $21.2 million, resulting in an effective tax rate of 28.9%, and $46.6 million, resulting in an effective tax rate of 34.0%, respectively. Provision for income taxes for the three and nine months ended September 30, 2014 were $3.7 million, resulting in a negative effective tax rate of 56.5%,  and $21.9 million, resulting in a negative effective tax rate of 138.3%, respectively.

The effective income tax rate is impacted by losses primarily within our holding companies incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future. For the three and nine months ended September 30, 2015, these losses totaled approximately $12.9 million and $73.5 million, respectively.  These losses included non-deductible interest and stock-based compensation expense.  Additionally, during the nine months ended September 30, 2015, these losses included $18.6 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $5.6 million related to the write off of the related unamortized deferred financing fees (both incurred in the second quarter; see Note 6 for further discussion).  These non-deductible expenses unfavorably impacted the effective tax rate during the three and nine months ended September 30, 2015.

For the three and nine months ended September 30, 2014, losses primarily within our holding companies incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future, were approximately $22.6 million and $119.8 million during these respective periods. These losses included non-deductible interest and stock-based compensation expense.  Additionally, during the nine months ended September 30, 2014, these losses included payments of $32.5 million related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital of approximately $18.6 million (both incurred in the second quarter of 2014; see Note 13 for further discussion).  These non-deductible expenses unfavorably impacted the effective tax rate during the three and nine months ended September 30, 2014.

Partially offsetting this unfavorable impact to the effective tax rate during the nine months ended September 30, 2014 was a tax benefit during the period, as the Company effectively settled its 2010 and 2011 audits with the IRS and received a refund of $3.2 million in July 2014.  As a result, the Company recorded a previously unrecognized tax benefit in the amount of $2.7 million, including penalties and interest, relating to its 2011 tax return filing.  No similar benefits were recorded in the nine months ended September 30, 2015.

As of September 30, 2015, the Company has a net deferred tax asset of approximately $7.0 million in one of its China subsidiaries. This net deferred tax asset primarily consists of the future benefit from net operating loss carryforwards which, if not utilized, will expire in varying amounts by 2018 and 2020. It is possible that some or all of these loss carryforwards may expire unused if we are not able to generate sufficient taxable income from our operations or through tax planning strategies in this jurisdiction.  If the Company concludes in the future that it cannot assert it is more likely than not it will realize this net deferred tax asset, a valuation allowance will be established.  If recorded, this will affect the Company’s financial position and results of operations in the period it is recognized.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. As of September 30, 2015 and December 31, 2014, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the sales and purchase agreement for the Styron business, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut; Dalton, Georgia; and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan; Schkopau, Germany; Terneuzen, The Netherlands; and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

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

NOTE 11—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Defined Benefit Pension Plans
Service cost	$4,127	$3,454	$12,503	$10,498
Interest cost	1,302	1,902	3,949	5,778
Expected return on plan assets	(404)	(611)	(1,224)	(1,856)
Amortization of prior service credit	(405)	(252)	(1,230)	(765)
Amortization of net loss	1,325	520	4,014	1,585
Net periodic benefit cost	$5,945	$5,013	$18,012	$15,240

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Other Postretirement Plans
Service cost	$84	$74	$258	$224
Interest cost	128	78	401	234
Amortization of prior service cost	26	26	78	78
Amortization of net gain	—	(37)	—	(111)
Net periodic benefit cost	$238	$141	$737	$425

As of September 30, 2015 and December 31, 2014, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $189.0 million and $196.6 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $1.9 million and $9.5 million during the three and nine months ended September 30, 2015, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $8.3 million to its defined benefit plans for the remainder of 2015.

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

 Time-based Restricted Stock Awards

For the nine month period ended September 30, 2015, there were no grants of time-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $0.6 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $2.7 million and $5.8 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $2.4 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Modified Time-based Restricted Stock Awards

For the nine month period ended September 30, 2015, there were no grants of modified time-based restricted stock awards. Total compensation expense recognized for modified time-based restricted stock awards was $0.9 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $2.7  million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $6.4 million of total unrecognized compensation cost related to the modified time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Management Retention Awards

During the year ended December 31, 2012, the Parent agreed to retention awards with certain officers. These awards generally vest over one to four years, and are payable upon vesting subject to the participant’s continued employment with the Company on the vesting date. Compensation expense related to these retention awards is equivalent to the value of the award, and is being recognized ratably over the applicable service period. Total compensation expense for these retention awards was $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $0.1 million in unrecognized compensation cost related to these retention awards. This cost is expected to be recognized over a period of 0.3 years.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s Board of Directors approved the Trinseo S.A. 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”), adopted on May 28, 2014, under which the maximum number of shares of common stock that may be delivered upon satisfaction of awards granted under such plan is 4.5 million shares. During the nine months ended September 30, 2015, the Board of Directors of the Company approved equity award grants for certain directors, executives, and employees, comprised of restricted share units (or RSUs) and options to purchase shares.

The RSUs granted to executives and employees vest in full on the third anniversary of the date of grant, generally subject to the employee remaining continuously employed by the Company on the vesting date. RSUs granted to directors of the Company vest in full on the first anniversary of the date of grant.  Upon a termination of employment due to the employee’s death or retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy or due to the employee’s disability prior to the vesting date, the RSUs will vest in full or in part, depending on the type of termination. In the event employment is terminated for cause, all unvested RSUs will be forfeited. Dividends and dividend equivalents will not accumulate on unvested RSUs. Compensation costs for the RSUs are measured at the grant date based on the fair value of the award and are recognized ratably as expense over the applicable vesting term.

The option awards, which contain an exercise term of nine years from the date of grant, vest in three equal annual installments beginning on the first anniversary of the date of grant, generally subject to the employee remaining continuously employed on the applicable vesting date. Upon a termination of employment due to the employee’s death or retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy or due to the employee’s disability prior to a vesting date, the options will vest in full or will continue to vest on the original vesting schedule, depending on the type of termination. In the event employment is terminated for cause, all vested and unvested options will be forfeited. Compensation cost for the option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting.

The fair value of RSUs is equal to the fair market value of the Company’s common shares based on the closing price on the date of grant. During the three months ended September 30, 2015, the Company granted no RSUs.  During the nine months ended September 30, 2015, the Company granted 436,323 RSUs at a weighted-average grant date fair value of $18.67 per unit. Total compensation expense recognized for the RSUs was $0.7 million and $1.4 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, there was $6.4 million of total unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

The fair value for option awards is computed using the Black-Scholes pricing model, whose significant inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the Company’s stock price. During the three months ended September 30, 2015, the Company granted no option awards.  During the nine months ended September 30, 2015, the Company granted 607,382 option awards to purchase common shares at a weighted-average grant date fair value of $7.82 per option award.

Since the Company’s equity interests were privately held prior to the IPO in June 2014, there is limited publicly traded stock history, and as a result the expected volatility used in the Black-Scholes pricing model is based on the historical volatility of similar companies’ stock that are publicly traded as well as the Company’s debt-to-equity ratio. Until such time that the Company has enough publicly traded stock history to determine expected volatility based solely on its stock, estimated volatility of options granted will be based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For the grants presented herein, the simplified method was used to calculate the expected term of options, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero based on historical and expected dividend activity.

The following are the weighted-average assumptions used within the Black-Scholes pricing model for grants during the nine months ended September 30, 2015:

Nine Months Ended September 30,
2015
Expected term (in years)	5.50
Expected volatility	45.00%
Risk-free interest rate	1.65%
Dividend yield	0.00%

Total compensation expense for the option awards was $0.9 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, there was $2.4 million of total unrecognized compensation cost related to the option awards, which is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 13—RELATED PARTY TRANSACTIONS AND DOW TRANSACTIONS

In connection with the Acquisition, the Company entered into a ten year initial term advisory agreement with Bain Capital (the “Advisory Agreement”) wherein Bain Capital provides management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014 and pursuant to the terms of the Advisory Agreement, the Company paid $23.3 million of termination fees representing acceleration of the advisory fees for the remainder of the original term. The termination fee was paid in June 2014 using the proceeds from the IPO, and was recorded as an expense within “Selling, general and administrative expenses” in the condensed consolidated statement of operations for the nine months ended September 30, 2014. Bain Capital will continue to provide an immaterial level of ad hoc advisory services for the Company going forward. In conjunction with the above, we incurred Bain Capital fees (including out-of-pocket expenses) of zero and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively (excluding the termination fees noted above).

Bain Capital also provided advice pursuant to a 10-year transaction services agreement with fees payable equaling 1% of the transaction value of each financing, acquisition or similar transaction. In connection with the IPO, Bain Capital received $2.2 million of transaction fees, which were recorded within “Additional paid-in-capital” on the condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014.  This transaction services agreement also terminated upon consummation of the Company’s IPO in June 2014.

In connection with the Acquisition in 2010, certain of the Company’s affiliates entered into a latex joint venture option agreement (the “Latex JV Option Agreement”) with Dow, pursuant to which Dow was granted an irrevocable option to purchase 50% of the issued and outstanding interests in a joint venture to be formed by Dow and the Company’s affiliates with respect to the SB Latex business in Asia, Latin America, the Middle East, Africa, Eastern Europe, Russia and India. On May 30, 2014, the Company’s affiliates entered into an agreement with Dow to terminate the Latex JV Option Agreement, Dow’s rights to the option, and all other obligations thereunder, in exchange for a termination payment of $32.5 million. This termination payment was made on May 30, 2014, and the termination of the Latex JV Option Agreement became effective as of such date. This termination payment was recorded as an expense within “Other expense, net” in the condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

The information below for the three and nine months ended September 30, 2014 has been recast to reflect this change in reporting segments.

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

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Three Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
September 30, 2015
Sales to external customers	$254,938	$125,956	$179,861	$467,197	$—	$1,027,952
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	33,489	—	33,489
EBITDA(1)	24,295	27,397	14,540	70,225
Investment in unconsolidated affiliates	—	—	—	191,194	—	191,194
Depreciation and amortization	7,033	7,619	1,387	6,225	742	23,006
September 30, 2014
Sales to external customers	$328,394	$155,452	$207,612	$614,035	$—	$1,305,493
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	9,267	—	9,267
EBITDA(1)	25,389	26,590	19,173	4,293
Investment in unconsolidated affiliates	—	—	—	164,504	—	164,504
Depreciation and amortization	6,456	8,653	1,441	9,694	1,613	27,857

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Nine Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
September 30, 2015
Sales to external customers	$740,706	$370,730	$562,109	$1,401,345	$—	$3,074,890
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	111,037	—	111,037
EBITDA(1)	60,658	72,035	60,893	251,392
Investment in unconsolidated affiliates	—	—	—	191,194	—	191,194
Depreciation and amortization	19,599	22,787	4,173	18,470	2,258	67,287
September 30, 2014
Sales to external customers	$975,382	$497,091	$619,463	$1,913,624	$—	$4,005,560
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	29,595	—	29,595
EBITDA(1)	75,717	106,722	53,348	42,303
Investment in unconsolidated affiliates	—	—	—	164,504	—	164,504
Depreciation and amortization	20,095	24,298	4,101	26,723	3,581	78,798

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total segment EBITDA	$136,457	$75,445	$444,978	$278,090
Corporate unallocated	(20,707)	(23,950)	(166,631)	(119,569)
Less: Interest expense, net	19,489	30,098	73,945	95,518
Less: Provision for income taxes	21,200	3,650	46,600	21,850
Less: Depreciation and amortization	23,006	27,857	67,287	78,798
Net income (loss)	$52,055	$(10,110)	$90,515	$(37,645)

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

Further, under the terms of the sale and purchase agreement, should the divested EPS business record EBITDA (as defined therein) greater than zero for fiscal year 2014, the Company would receive an incremental payment of €0.5 million. The EBITDA threshold was met for fiscal year 2014 and the Company received the €0.5 million payment (approximately $0.6 million based upon the applicable foreign exchange rate in the period the payment was received) during the first quarter of 2015, which is reflected within cash flows used in investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

Livorno Land Sale

In April 2014, the Company completed the sale of a portion of land at its manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million based upon the applicable foreign exchange rate in the period the payment was received). As a result, the Company recognized a gain on sale of $0.1 million within “Other expense (income), net” in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

NOTE 16—RESTRUCTURING

Allyn’s Point Plant Shutdown

In September 2015, the Company approved the plan to close its Allyn’s Point latex manufacturing facility in Gales Ferry, Connecticut. This restructuring plan was a strategic business decision to improve the results of the overall Latex segment due to continuing declines in the coated paper industry in North America. Production at the facility is expected to cease at the end of 2015, followed by decommissioning and demolition in 2016.

For the three and nine months ended September 30, 2015, the Company recorded restructuring charges of $0.8 million relating to the accelerated depreciation of the related assets at the Allyn’s Point facility and $0.1 million of employee termination benefit charges, which are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were allocated entirely to the Latex segment.  The employee termination benefit charges remained accrued in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet as of September 30, 2015.

The Company expects to incur approximately $6.0 million of incremental accelerated depreciation charges during the fourth quarter of 2015 and $1.0 million of incremental employee termination benefits charges during the fourth quarter of 2015 and first half of 2016 related to this restructuring.  The majority of the employee termination benefit charges are expected to be paid by December 31, 2016.  Lastly, the Company expects to incur decommissioning and demolition costs associated with this plant shutdown in 2016, the cost of which will be expensed as incurred, within the Latex segment.  However, these costs cannot be reasonably estimated at this time.

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

The Company recorded certain restructuring charges during the year ended December 31, 2014 primarily relating to the reimbursement of decommissioning and demolition costs incurred by Dow. For the three and nine months ended September 30, 2014, the Company recorded restructuring charges of $2.0 million and $3.5 million relating to the accelerated depreciation of the related assets at Dow’s Freeport, Texas facility and other charges. Of the additional charges incurred during the remainder of 2014, $4.2 million remained accrued within “Accounts payable” in the condensed consolidated balance sheet as of December 31, 2014. For the nine months ended September 30, 2015, the Company recorded the remainder of the expected restructuring charges of $0.5 million related to the reimbursement of decommissioning and demolition costs incurred by Dow, noting no charges were recorded during the three months ended September 30, 2015. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Basic Plastics & Feedstocks segment. There were no remaining amounts accrued in the condensed consolidated balance sheet as of September 30, 2015.

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

For the year ended December 31, 2014, the Company recorded additional net restructuring charges of approximately $2.8 million, related primarily to incremental employee termination benefit charges, contract termination charges, and decommissioning costs (of which $0.7 million and $2.8 million were recorded during the three and nine months ended September 30, 2014, respectively). These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Latex segment. There were no additional restructuring charges recorded related to the Altona plant shutdown during the three and nine months ended September 30, 2015. Of the remaining balances as of September 30, 2015 and December 31, 2014, $1.0 million and $1.2 million, respectively, are recorded in “Accrued expenses and other current liabilities” and $0.1 million and $0.9 million, respectively, were recorded in “Other noncurrent liabilities” in the condensed consolidated balance sheet.

The following table provides a rollforward of the liability balances associated with the Altona plant shutdown for the nine months ended September 30, 2015:

	Balance at			Balance at
	December 31, 2014	Expenses	Deductions(1)	September 30, 2015
Contract termination charges	$2,128	$(42)	$(1,005)	$1,081
Total	$2,128	$(42)	$(1,005)	$1,081

(1)	Includes primarily payments made against existing accruals, as well as immaterial impacts of foreign currency remeasurement.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), net of income taxes, consisted of:

	Currency	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2015 and 2014	Adjustments	Plans, Net	Hedges, Net	Total
Balance at June 30, 2015	$(96,669)	$(55,834)	$(405)	$(152,908)
Other comprehensive income (loss)	1,234	—	114	1,348
Amounts reclassified from AOCI to net income (1)	—	797	(17)	780
Balance at September 30, 2015	$(95,435)	$(55,037)	$(308)	$(150,780)

Balance at June 30, 2014	$105,794	$(27,188)	$—	$78,606
Other comprehensive income (loss)	(84,868)	—	—	(84,868)
Amounts reclassified from AOCI to net income (1)	—	286	—	286
Balance at September 30, 2014	$20,926	$(26,902)	$—	$(5,976)

	Currency	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2015 and 2014	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2014	$(17,755)	$(57,462)	$—	$(75,217)
Other comprehensive income (loss)	(77,680)	—	(367)	(78,047)
Amounts reclassified from AOCI to net income (1)	—	2,425	59	2,484
Balance at September 30, 2015	$(95,435)	$(55,037)	$(308)	$(150,780)

Balance at December 31, 2013	$116,146	$(27,768)	$—	$88,378
Other comprehensive income (loss)	(95,220)	—	—	(95,220)
Amounts reclassified from AOCI to net income (1)	—	866	—	866
Balance at September 30, 2014	$20,926	$(26,902)	$—	$(5,976)

____________

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and nine months ended September 30, 2015 and 2014, respectively:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
	2015	2014	2015	2014	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(17)	$—	$59	$—	Cost of sales
Total before tax	(17)	—	59	—
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$(17)	$—	$59	$—

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(380)	$(227)	$(1,153)	$(689)	(a)
Net actuarial loss	1,530	663	4,627	2,012	(a)
Total before tax	1,150	436	3,474	1,323
Tax effect	(353)	(150)	(1,049)	(457)	Provision for income taxes
Total, net of tax	$797	$286	$2,425	$866

____________

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 11).

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Earnings (losses):
Net income (loss)	$52,055	$(10,110)	$90,515	$(37,645)
Shares:
Weighted-average common shares outstanding	48,778	48,770	48,773	41,693
Dilutive effect of RSUs and option awards*	211	—	163	—
Diluted weighted-average shares outstanding	48,989	48,770	48,936	41,693
Income (loss) per share:
Income (loss) per share—basic	$1.07	$(0.21)	$1.86	$(0.90)
Income (loss) per share—diluted	$1.06	$(0.21)	$1.85	$(0.90)

* Refer to Note 12 for discussion of RSUs and option awards granted to certain Company directors and employees. As net loss was reported for the three and nine months ended September 30, 2014, potentially dilutive awards were not included within the calculation of diluted EPS for those periods, as they would have an anti-dilutive effect.

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

On May 13, 2015, the net proceeds from these borrowings and available cash were used to repay all outstanding indebtedness under the Issuers’ 2019 Senior Notes totaling $1,192.5 million, together with a call premium of $68.6 million and accrued and unpaid interest thereon of $29.6 million.

This new capital structure is expected to reduce the Company’s annual interest expense by approximately $37.0 million.

Allyn’s Point Plant Shutdown

In September 2015, the Company announced its plan to close its Allyn’s Point latex manufacturing facility in Gales Ferry, Connecticut, due to continuing declines in the coated paper industry in North America.  This plan is part of a program to reduce costs in the business by a $5.0 million run rate in 2016. Production at the facility is expected to cease at the end of 2015, followed by decommissioning and demolition in 2016.

Leadership Changes

In October 2015, the Company announced that Martin Pugh, Senior Vice President and Business President for Performance Materials, has been named Executive Vice President and Chief Operating Officer of Trinseo effective November 1, 2015. The Company also announced that Tim Stedman will join Trinseo as Senior Vice President and Business President, Basic Plastics and Feedstocks and Hayati Yarkadas will join Trinseo as Senior Vice President and Business President, Performance Materials, both effective November 1, 2015.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net sales	$1,028.0	$1,305.5	$3,074.9	$4,005.6
Cost of sales	916.4	1,237.3	2,718.1	3,746.3
Gross profit	111.6	68.2	356.8	259.3
Selling, general and administrative expenses	51.1	48.1	153.6	172.4
Equity in earnings of unconsolidated affiliates	33.5	9.3	111.0	29.6
Operating income	94.0	29.4	314.2	116.5
Interest expense, net	19.5	30.1	73.9	95.5
Loss on extinguishment of long-term debt	—	7.4	95.2	7.4
Other expense (income), net	1.2	(1.7)	8.0	29.3
Income (loss) before income taxes	73.3	(6.4)	137.1	(15.7)
Provision for income taxes	21.2	3.7	46.6	21.9
Net income (loss)	$52.1	$(10.1)	$90.5	$(37.6)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.1%	94.8%	88.4%	93.5%
Gross profit	10.9%	5.2%	11.6%	6.5%
Selling, general and administrative expenses	5.0%	3.7%	5.0%	4.3%
Equity in earnings of unconsolidated affiliates	3.3%	0.7%	3.6%	0.7%
Operating income	9.2%	2.2%	10.2%	2.9%
Interest expense, net	1.9%	2.3%	2.4%	2.4%
Loss on extinguishment of long-term debt	—%	0.6%	3.1%	0.2%
Other expense (income), net	0.1%	(0.1)%	0.3%	0.7%
Income (loss) before income taxes	7.2%	(0.6)%	4.4%	(0.4)%
Provision for income taxes	2.1%	0.3%	1.5%	0.5%
Net income (loss)	5.1%	(0.9)%	2.9%	(0.9)%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net Sales

Net sales for the three months ended September 30, 2015 decreased by $277.5 million, or 21.3%, to $1,028.0 million from $1,305.5 million for the three months ended September 30, 2014. Of the 21.3% decrease, 13.5% was due to lower selling prices primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and lower styrene monomer costs to our customers in Latex and Basic Plastics & Feedstocks. In addition, 8.2% of the decrease was related to an unfavorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 0.5% increase in sales volume.  This increase was primarily due to higher sales volumes in Synthetic Rubber, partially offset by unfavorable volume impacts across our remaining segments.

Cost of Sales

Cost of sales for the three months ended September 30, 2015 decreased by $320.9 million, or 25.9%, to $916.4 million from $1,237.3 million for the three months ended September 30, 2014. Of the 25.9% decrease, 18.2% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 7.6% of the decrease was due to a favorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. In addition, 0.2% of the decrease was due to sales volume mix.

Gross Profit

Gross profit for the three months ended September 30, 2015 increased by $43.4 million, or 63.6%, to $111.6 million from $68.2 million for the three months ended September 30, 2014. The increase was primarily attributable to higher styrene monomer margins as well as higher polycarbonate margins due to our restructuring efforts and improved market dynamics. In addition, sales volumes were higher in Synthetic Rubber, partially offset by unfavorable volume impacts across our remaining segments.  These impacts were partially offset by an unfavorable currency impact, as the U.S. dollar strengthened compared to the euro.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2015 increased by $3.0 million, or 6.2%, to $51.1 million from $48.1 million for the three months ended September 30, 2014. The increase in SG&A expenses was primarily related higher employee benefit costs, partially offset by a $1.7 million decrease in costs related to the process of changing our corporate name from Styron to Trinseo, as well as a $2.0 million decrease in restructuring charges.  Refer to Note 16 in the condensed consolidated financial statements for further details regarding these restructuring charges.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2015 was $33.5 million compared to equity in earnings of $9.3 million for the three months ended September 30, 2014. The majority of this increase was attributable to Americas Styrenics, the equity earnings from which increased to $32.2 million from $10.9 million, driven by higher styrene and polystyrene margins. Sumika Styron Polycarbonate noted equity earnings of $1.3 million for the period compared to equity losses of $1.6 million in the prior year, noting improved polycarbonate market conditions.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2015 was $19.5 million compared to $30.1 million for the three months ended September 30, 2014. This decrease in interest expense was primarily attributable to the impact of the debt refinancing executed in May 2015.  Refer to Note 6 in the condensed consolidated financial statements for further details of this refinancing.

Loss on Extinguishment of Long-Term Debt

There was no loss on extinguishment of long-term debt for the three months ended September 30, 2015; whereas, loss on extinguishment of long-term debt was $7.4 million for the three months ended September 30, 2014 related to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014, using the proceeds from the Company’s IPO.  This loss was comprised of a $4.0 million call premium and a $3.4 million write-off of related unamortized debt issuance costs.

Other Expense (Income), net

Other expense, net for the three months ended September 30, 2015 was $1.2 million, which consisted primarily of net foreign exchange transaction losses of approximately $2.2 million, partially offset by other miscellaneous income.

During the third quarter of 2015, the Company recorded foreign exchange transaction losses of $6.7 million primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the quarter. Separately, the Company entered into foreign exchange forward contracts, which recorded related gains of approximately $4.5 million, largely offsetting the above described losses.

Other income, net for the three months ended September 30, 2014 was $1.7 million, which consisted primarily of $2.2 million of net foreign exchange transaction gains, partially offset by other expenses. During the third quarter of 2014, the Company recorded foreign exchange transaction gains of $21.8 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the quarter. Separately, beginning in the third quarter, the Company entered into foreign exchange forward contracts and recorded related losses of approximately $19.5 million, largely offsetting the above described gains.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2015 was $21.2 million, resulting in an effective tax rate of 28.9%. Provision for income taxes for the three months ended September 30, 2014 was $3.7 million, resulting in a negative effective tax rate of 56.5%.

The increase in provision for income taxes was primarily driven by the $79.7 million increase in income before income taxes, from a loss of $6.5 million for the three months ended September 30, 2014 to $73.3 million of income for the three months ended September 30, 2015.

This increase in the provision for income taxes was offset by a reduction of losses generated within our holding companies incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future.  For the three months ended September 30, 2015, these losses totaled approximately $12.9 million, primarily composed of non-deductible interest and stock-based compensation expense.

Comparatively, for the three months ended September 30, 2014, losses primarily within our holding companies incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future, were approximately $22.6 million, also primarily composed of non-deductible interest and stock-based compensation expense.  The decrease from 2014 to 2015 in these expenses is attributable primarily to our May 2015 debt refinancing, which resulted in a reduction of interest expense in 2015 (see Note 6 in the condensed consolidated financial statements for further discussion).

Nine Months September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net Sales

Net sales for the nine months ended September 30, 2015 decreased by $930.7 million, or 23.2%, to $3,074.9 million from $4,005.6 million for the nine months ended September 30, 2014. Of the 23.2% decrease, 17.0% was due to lower selling prices primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and lower styrene monomer costs to our customers in Latex and Basic Plastics & Feedstocks. In addition, 8.1% of the decrease was related to an unfavorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 1.9% increase due to higher sales volumes across our Latex, Synthetic Rubber and Performance Plastics segments.

Cost of Sales

Cost of sales for the nine months ended September 30, 2015 decreased by $1,028.2 million, or 27.4%, to $2,718.1 million from $3,746.3 million for the nine months ended September 30, 2014. Of the 27.4% decrease, 21.3% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 7.6% of the decrease was due to a favorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 1.5% increase due to higher sales volumes across our Latex, Synthetic Rubber and Performance plastics segments.

Gross Profit

Gross profit for the nine months ended September 30, 2015 increased by $97.5 million, or 37.6%, to $356.8 million from $259.3 million for the nine months ended September 30, 2014. The increase was primarily attributable to higher styrene monomer margins as well as higher polycarbonate margins due to our restructuring efforts and improved market dynamics.  These impacts were partially offset by an unfavorable currency impact, as the U.S. dollar strengthened compared to the euro.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2015 decreased by $18.8 million, or 10.9%, to $153.6 million from $172.4 million for the nine months ended September 30, 2014. The decrease in SG&A expenses was primarily related to $23.3 million in termination fees incurred in the second quarter of 2014 related to the Advisory Agreement with Bain which we terminated upon consummation of the IPO in June 2014. In addition, the Company incurred lower restructuring charges for the nine months ended September 30, 2015 of $1.9 million, compared to charges of $7.2 million for the nine months ended September 30, 2014.  Refer to Note 16 in the condensed consolidated financial statements for further details. These decreases were partially offset by increased costs related to other employee benefit costs.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2015 was $111.0 million compared to equity in earnings of $29.6 million for the nine months ended September 30, 2014. The majority of this increase was attributable to Americas Styrenics, the equity earnings from which increased to $108.0 million from $33.2 million, driven by higher styrene and polystyrene margins, and from higher volumes of styrene monomer sold. Sumika Styron Polycarbonate had equity earnings of $3.0 million for the period compared to equity losses of $3.6 million in the prior year, noting improved polycarbonate market conditions.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2015 was $73.9 million compared to $95.5 million for the nine months ended September 30, 2014. This decrease in interest expense was primarily attributable to the impact of the debt refinancing in May 2015 as well as the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014. Refer to Note 6 in the condensed consolidated financial statements for further details.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $95.2 million for the nine months ended September 30, 2015, related to the debt refinancing in May 2015.  This amount was comprised of a $68.6 million call premium paid to retire the Company’s 8.750% Senior Secured Notes due 2019 and a $25.9 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.7 million of unamortized deferred financing fees related to the termination of the Company’s revolving facility.

Loss on extinguishment of long-term debt was $7.4 million for the nine months ended September 30, 2014, related to the redemption of $132.5 million in aggregate principal amount of the Senior Notes in July 2014, using proceeds from the Company’s IPO. This loss was comprised of a $4.0 million call premium and a $3.4 million write-off of related unamortized debt issuance costs.

Other Expense (Income), net

Other expense, net for the nine months ended September 30, 2015 was $8.0 million, which consisted primarily of net foreign exchange transaction losses of approximately $8.3 million, partially offset by other miscellaneous income of $0.3 million. Through the third quarter of 2015, the Company recorded foreign exchange transaction gains of $0.9 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the period. Separately, the Company entered into foreign exchange forward contracts, which recorded related losses of approximately $9.2 million during the period, offsetting the above described gains.

Other expense, net in the nine months ended September 30, 2014 was $29.3 million, which included a $32.5 million termination payment made to Dow in connection with the termination of the Latex JV Option Agreement as discussed in Note 13 in the condensed consolidated financial statements, slightly offset by net foreign exchange transaction gains of $3.9 million.  Through the third quarter of 2014, the Company recorded foreign exchange transaction gains of $23.4 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the period. Separately, the Company entered into foreign exchange forward contracts, which recorded related losses of approximately $19.5 million during the period, largely offsetting the above described gains.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2015 was $46.6 million, resulting in an effective tax rate of 34.0%. Provision for income taxes for the nine months ended September 30, 2014 was $21.9 million, resulting in a negative effective tax rate of 138.3%.

The increase in provision for income taxes was primarily driven by the $152.9 million increase in income before income taxes, from a loss of $15.8 million for the nine months ended September 30, 2014 to $137.1 million of income for the nine months ended September 30, 2015.

This increase in the provision for income taxes was offset by a reduction of losses generated within our holding companies incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future. For the nine months ended September 30, 2015, these losses totaled approximately $73.5 million.   Included in these losses were payments made during the nine months ended September 30, 2015 of $18.6 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $5.6 million related to the write off of the related unamortized deferred financing fees (see Note 6 in the condensed consolidated financial statements for further discussion).  Also included in these losses was non-deductible interest and stock-based compensation expense.

For the nine months ended September 30, 2014, losses primarily within our holding companies incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future, were approximately $119.8 million. Included in these losses were payments made during the nine months ended September 30, 2014 of $32.5 million related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital of approximately $18.6 million (see Note 13 in the condensed consolidated financial statements for further discussion).  Also included in these losses was non-deductible interest and stock-based compensation expense.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net sales(1)
Latex segment	$254.9	$328.4	$740.7	$975.4
Synthetic Rubber segment	126.0	155.5	370.7	497.1
Performance Plastics segment	179.9	207.6	562.1	619.5
Basic Plastics & Feedstocks segment	467.2	614.0	1,401.4	1,913.6
Corporate unallocated(2)	—	—	—	—
Total	$1,028.0	$1,305.5	$3,074.9	$4,005.6
EBITDA(3)
Latex segment	$24.3	$25.4	$60.7	$75.7
Synthetic Rubber segment	27.4	26.6	72.0	106.7
Performance Plastics segment	14.5	19.2	60.9	53.3
Basic Plastics & Feedstocks segment	70.2	4.2	251.4	42.4
Corporate unallocated(2)	(20.6)	(23.9)	(166.7)	(119.6)
Total	$115.8	$51.5	$278.3	$158.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales(1)
Latex segment	24.8%	25.2%	24.1%	24.4%
Synthetic Rubber segment	12.3%	11.9%	12.1%	12.4%
Performance Plastics segment	17.5%	15.9%	18.3%	15.5%
Basic Plastics & Feedstocks segment	45.4%	47.0%	45.5%	47.7%
Corporate unallocated(2)	—%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
EBITDA(3)
Latex segment	9.5%	7.7%	8.2%	7.8%
Synthetic Rubber segment	21.7%	17.1%	19.4%	21.5%
Performance Plastics segment	8.1%	9.2%	10.8%	8.6%
Basic Plastics & Feedstocks segment	15.0%	0.7%	17.9%	2.2%
Corporate unallocated(2)	(2.0)%	(1.8)%	(5.4)%	(3.0)%
Total	11.3%	3.9%	9.1%	4.0%

(1)	Inter-segment sales have been eliminated.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$52.1	$(10.1)	$90.5	$(37.6)
Interest expense, net	19.5	30.1	73.9	95.5
Provision for income taxes	21.2	3.7	46.6	21.9
Depreciation and amortization	23.0	27.8	67.3	78.7
EBITDA	$115.8	$51.5	$278.3	$158.5

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

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe and the #2 position in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the nine months ended September 30, 2015, approximately half of our Latex segment’s net sales were generated in Europe, approximately 25% were generated in the United States and the majority of the remaining sales were generated in Asia.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 decreased by $73.5 million, or 22.4%, to $254.9 million from $328.4 million for the three months ended September 30, 2014. Of the 22.4% decrease in net sales, 15.6% was due to lower selling prices primarily due to the pass through of lower butadiene and styrene costs to our customers and 6.0% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. In addition, 0.7% of the decrease was due to decreased sales volume.

EBITDA for the three months ended September 30, 2015 decreased by $1.1 million, or 4.3%, to $24.3 million from $25.4 million for the three months ended September 30, 2014. Of this 4.3% decrease, 6.1% was driven by increased fixed costs and 5.5% was driven by an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. In addition, 2.2% of the decrease was due to decreased sales volume, driven by lower sales in North America and Asia. Partially offsetting these decreases was a 10.2% increase from higher margins, due primarily to decreasing raw material costs.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net sales for the nine months ended September 30, 2015 decreased by $234.7 million, or 24.1%, to $740.7 million from $975.4 million for the nine months ended September 30, 2014. Of the 24.1% decrease in net sales, 20.4% was due lower selling prices primarily due to the pass through of lower butadiene and styrene costs to our customers and 5.9% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 2.3% increase from higher sales volume driven by higher sales to the Europe paper and carpet markets.

EBITDA for the nine months ended September 30, 2015 decreased by $15.0 million, or 19.8%, to $60.7 million from $75.7 million for the nine months ended September 30, 2014. Of this 19.8% decrease, 17.8% was driven by lower margins, primarily in Europe, and 3.7% was driven by unfavorable currency impact as the U.S. dollar strengthened compared to the euro. In addition, 3.4% of the decrease was due to increased fixed costs. Partially offsetting these decreases was a 5.4% increase in sales volume primarily related to increased sales to the Europe paper and carpet markets.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While 100% of our sales were generated in Europe for the nine months ended September 30, 2015, approximately 19% of these net sales were exported to Asia, 7% to Latin America and 9% to North America.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 decreased by $29.5 million, or 19.0%, to $126.0 million from $155.5 million for the three months ended September 30, 2014. Of the 19.0% decrease in net sales, 18.5% was due to lower selling prices primarily resulting from the pass through of lower butadiene and styrene costs to customers and 13.1% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 12.6% increase from higher sales volume resulting from higher sales of SSBR to tire producers.

EBITDA for the three months ended September 30, 2015 increased by $0.8 million, or 3.0%, to $27.4 million from $26.6 million for the three months ended September 30, 2014. Of this increase, 36.1% was driven by higher sales volume, mostly SSBR, and 6.2% of the increase was due to a reduction in fixed costs. Partially offsetting these increases was a 26.3% decrease driven by lower margins and a 12.8% decrease due to unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net sales for the nine months ended September 30, 2015 decreased by $126.4 million, or 25.4%, to $370.7 million from $497.1 million for the nine months ended September 30, 2014. Of the 25.4% decrease in net sales, 21.2% was due to lower selling prices primarily resulting from the pass through of lower butadiene and styrene costs to customers and 12.4% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by an 8.2% increase from higher sales volume resulting from higher sales of SSBR to tire producers.

EBITDA for the nine months ended September 30, 2015 decreased by $34.7 million, or 32.5%, to $72.0 million from $106.7 million for the nine months ended September 30, 2014. Of this decrease, 31.0% was driven by lower margins primarily related to the timing of raw material costs and an unfavorable currency impact of approximately 8.2% as the U.S. dollar strengthened compared to the euro. In addition, 6.4% of the decrease was driven by higher fixed costs due primarily to higher planned maintenance expense in the current year as well as higher employee benefit costs. Partially offsetting these decreases was a 13.1% increase due to sales volume driven by higher SSBR sales.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 decreased by $27.7 million, or 13.3%, to $179.9 million from $207.6 million for the three months ended September 30, 2014. Of the 13.3% decrease in net sales, 7.2% was due to lower selling prices primarily related to the pass through of lower raw material costs to our customers and 5.6% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. In addition, 0.6% of the decrease was due to decreased sales volume.

EBITDA for the three months ended September 30, 2015 decreased by $4.7 million, or 24.5%, to $14.5 million from $19.2 million for the three months ended September 30, 2014. Of the 24.5% decrease, 22.4% was due to increased fixed costs and 4.1% was due to a decrease in sales volume. Partially offsetting these decreases was a 0.3% increase due to higher margins.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net sales for the nine months ended September 30, 2015 decreased by $57.4 million, or 9.3%, to $562.1 million from $619.5 million for the nine months ended September 30, 2014. Of the 9.3% decrease in net sales, 5.8% was due to lower selling prices primarily related to the pass through of lower raw material costs to our customers and 6.0% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were partially offset by a 2.6% increase in sales volume, primarily to the consumer electronics market in Asia.

EBITDA for the nine months ended September 30, 2015 increased by $7.6 million, or 14.3%, to $60.9 million from $53.3 million for the nine months ended September 30, 2014. The EBITDA increase was driven by an increase in sales volume, primarily to the consumer electronics market in Asia, as well as higher margins due to lower raw material costs, which contributed to 31.6% of the increase. Slightly offsetting this increase was a 15.7% decrease due to increased fixed costs.

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

This segment also includes the results of our two 50%-owned joint ventures, Americas Styrenics and Sumika Styron Polycarbonate. We do not anticipate investing for significant growth initiatives in this segment in the near term. Rather, our strategy for this segment is focused on operational enhancements, margin improvement, and cash generation.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 decreased by $146.8 million, or 23.9%, to $467.2 million from $614.0 million for the three months ended September 30, 2014. Of the 23.9% decrease in net sales, 13.2% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers and 9.1% was due to unfavorable currency impact as the U.S. dollar strengthened compared to the euro. In addition, a decrease in sales volume, primarily related to lower sales of polystyrene in Asia, decreased revenue by 1.6%.

EBITDA for the three months ended September 30, 2015 increased by $66.0 million, or 1571.4%, to $70.2 million from $4.2 million for the three months ended September 30, 2014. The EBITDA increase was due primarily to higher margins, particularly in styrene monomer, as well as in polycarbonate as a result of our restructuring efforts and improved market conditions. In addition, increased equity earnings from our two joint ventures, primarily Americas Styrenics, contributed to $24.2 million of the increase, or 569.1%. Increased equity earnings from Americas Styrenics was driven by higher styrene and polystyrene margins. Partially offsetting these increases was a decrease in sales volume, contributing to a 95.0% decrease, a 77.9% decrease due to increased fixed costs, and a 224.4% unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net sales for the nine months ended September 30, 2015 decreased by $512.2 million, or 26.8%, to $1,401.4 million from $1,913.6 million for the nine months ended September 30, 2014. Of the 26.8% decrease in net sales, 17.8% was driven by decreases in selling prices due primarily to the pass through of lower styrene costs to customers and 8.7% was due to unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

EBITDA for the nine months ended September 30, 2015 increased by $209.0 million, or 492.9%, to $251.4 million from $42.4 million for the nine months ended September 30, 2014. The EBITDA increase was due primarily to higher margins, particularly in styrene monomer, as well as in polycarbonate as a result of our restructuring efforts and improved market conditions. In addition, increased equity earnings from our two joint ventures, primarily Americas Styrenics, contributed to $81.4 million of the increase, or 192.9%. Increased equity earnings from Americas Styrenics was driven by higher styrene and polystyrene margins as well as higher volumes of styrene monomer sold. Partially offsetting these increases was a 60.4% unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

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

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$52.1	$(10.1)	$90.5	$(37.6)
Interest expense, net	19.5	30.1	73.9	95.5
Provision for income taxes	21.2	3.7	46.6	21.9
Depreciation and amortization	23.0	27.8	67.3	78.7
EBITDA(a)	$115.8	$51.5	$278.3	$158.5
Loss on extinguishment of long-term debt	—	7.4	95.2	7.4
Restructuring and other charges(b)	0.1	0.8	0.5	3.5
Fees paid pursuant to advisory agreement(c)	—	—	—	25.4
Other non-recurring items(d)	0.3	1.9	2.3	34.4
Adjusted EBITDA	$116.2	$61.6	$376.3	$229.2
Inventory revaluation	28.3	0.8	41.1	(7.4)
Adjusted EBITDA, excluding inventory revaluation(e)	$144.5	$62.4	$417.4	$221.8

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

(b)

Restructuring and other charges for the nine months ended September 30, 2015 relate primarily to the polycarbonate restructuring within our Basic Plastics & Feedstocks segment for the reimbursement of decommissioning and demolition charges to Dow in connection with the shutdown of their Freeport, Texas facility. Restructuring and other charges for the three and nine months ended September 30, 2014 were incurred primarily in connection with the shutdown of our latex manufacturing plant in Altona, Australia. Note that the accelerated depreciation charges incurred as a part of these restructurings, as well as the Allyn’s Point Plant shutdown announced in September 2015, are included within the depreciation caption above and are therefore not included as a separate adjustment within this caption as these charges are already excluded from EBITDA. Refer to Note 16 in the condensed consolidated financial statements for further discussion.

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

(d)

Other non-recurring items incurred for the periods presented above primarily consist of costs related to the process of changing our corporate name from Styron to Trinseo.  For the nine months ended September 30, 2014, these costs also include a one-time $32.5 million termination payment made to Dow in connection with the termination of our Latex JV Option Agreement. See Note 13 in the condensed consolidated financial statements for further discussion of our termination of this agreement.

(e)	See the discussion above this table for a description of Adjusted EBITDA, excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2015 and 2014, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Net cash provided by (used in):
Operating activities	$205.7	$1.7
Investing activities	(76.6)	(62.7)
Financing activities	(24.1)	21.6
Effect of exchange rates on cash	(5.0)	(5.0)
Net change in cash and cash equivalents	$100.0	$(44.4)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015 totaled $205.7 million, driven by the overall strong earnings for the period. Also driving the strong positive cash from operating activities for the period was $87.5 million in dividends from our 50%-owned joint venture, Americas Styrenics.  These increases were noted despite several significant decreases to operating cash flows, which included $81.7 million in interest payments made on our 2019 Senior Notes prior to their May 2015 retirement as well as a $68.6 million call premium paid to retire those notes.  Refer to Note 6 in the condensed consolidated financial statements for further details.

Net cash provided by operating assets and liabilities for the nine months ended September 30, 2015 totaled $47.6 million, the most significant components of which were decreases in inventories of $63.1 million and increases in income taxes payable of $26.8 million, offset by a decrease in accounts payables and other current liabilities of $47.9 million. Inventory decreased due to higher volume sold during the third quarter of 2015 when compared to the fourth quarter of 2014, as well as significant decreases in raw materials prices when comparing the periods. The increase in income taxes payable is driven primarily by the Company’s significant improvement in earnings before taxes compared to the prior year, particularly in our 50%-owned joint venture, Americas Styrenics. The decrease in accounts payable and other current liabilities is primarily due to timing of payments as well as decreases in prices for raw materials purchases.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 totaled $76.6 million, consisting primarily of capital expenditures of $76.9 million during the period, net of proceeds received from a government subsidy of $2.2 million related to our capital expansion project at our rubber facility in Schkopau, Germany.

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

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2015 totaled $24.1 million. The most significant activity during the period related to the May 2015 debt refinancing, which included net proceeds of $1,215.4 million from the issuance of our 2021 Term Loan B and our 2022 Senior Notes, offset by the retirement of our existing 2019 Senior Notes totaling $1,192.5 million and deferred financing fees paid in conjunction with the refinancing of $28.0 million. Also during the period, we had net repayments of short-term borrowings of $17.7 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. We also continued to utilize our Accounts Receivable Securitization Facility to fund our working capital requirements. For the nine months ended September 30, 2015, we had borrowings from and repayments of our Accounts Receivable Securitization Facility of $25.0 million, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2014 totaled $21.6 million. During the period, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. As a result, the Company received net cash proceeds from the issuance of common stock of $198.1 million, which is net of underwriting discounts as well as advisory, accounting, and legal expenses directly related to the offering. In July 2014, using proceeds from the Company’s IPO, the Company redeemed $132.5 million in aggregate principal amount of the 2019 Senior Notes. In addition, we had net repayments of short-term borrowings of $43.4 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. We also utilized our Accounts Receivable Securitization Facility to fund our working capital requirements. For the nine months ended September 30, 2014, we had borrowings from our Accounts Receivable Securitization Facility of $283.3 million and repayments of $283.9 million, resulting in net repayments of $0.6 million due to changes in foreign currency exchange rates, as a portion of our borrowings under the Accounts Receivable Securitization Facility originate in euros.

Indebtedness and Liquidity

The following table outlines our outstanding indebtedness as of September 30, 2015 and December 31, 2014 and the associated interest expense, including amortization of deferred financing fees, and effective interest rates for such borrowings as of September 30, 2015 and December 31, 2014. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2015			December 31, 2014
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2018 Senior Secured Credit Facility
2018 Revolving Facility	$—	—	$1.6	$—	—	$4.7
Senior Credit Facility
2021 Term Loan B	497.6	4.3%	9.5	—	—	—
2020 Revolving Facility	—	—	1.4	—	—	—
2019 Senior Notes	—	8.8%	40.4	1,192.5	8.8%	116.2
2022 Senior Notes
USD Notes	300.0	6.8%	8.5	—	—	—
Euro Notes	420.8	6.4%	11.1	—	—	—
Accounts Receivable Securitization Facility	—	2.7%	3.1	—	2.7%	4.3
Other indebtedness	2.6	2.2%	0.1	9.7	1.1%	0.1
Total	$1,221.0		$75.7	$1,202.2		$125.3

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

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. As of September 30, 2015, $5.0 million of these scheduled future payments were classified as current debt on the Company’s condensed consolidated balance sheet.

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

As of September 30, 2015, the Company had no outstanding borrowings, and had $313.0 million (net of $12.0 million outstanding letters of credit) of funds available for borrowings under the 2020 Revolving Facility.

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

The Senior Credit Facility requires the Borrowers and their restricted subsidiaries to comply with customary affirmative and negative covenants, including limitations on their abilities to incur liens; make certain loans and investments; incur additional debt; merge, consolidate liquidate or dissolve; transfer or sell assets; pay dividends and other distributions to shareholders or make certain other restricted payments; enter into transactions with affiliates; restrict any restricted subsidiary from paying dividends or making other distributions or agree to certain negative pledge clauses; materially alter the business they conduct; prepay certain other indebtedness; amend certain material documents; and change our fiscal year.

The 2020 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2020 Revolving Facility exceeds 30% of the $325.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter-end, then the Company’s first lien net leverage ratio may not exceed 2.00 to 1.00.  As of September 30, 2015, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

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

The Indenture contains customary covenants that, among other things, limit the Issuers’ and certain of their subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions, make investments, or prepay certain indebtedness, each subject to a number of exceptions and qualifications. Certain of these covenants, will be suspended during any period of time that (1) the 2022 Notes have investment grade ratings (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2022 Senior Notes are downgraded to below an investment grade rating, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of September 30, 2015, the Company was in compliance with all debt covenant requirements under the Indenture.

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

As of September 30, 2015, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $153.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

Other Indebtedness

As of September 30, 2015, we had $0.6 million of outstanding borrowings under our short-term revolving credit facility through our subsidiary in China that provides uncommitted funds available for borrowing, subject to the availability of collateral. The facility is subject to annual renewal.

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

Our liquidity requirements are significant due to our highly leveraged nature, as well as our working capital requirements. As of September 30, 2015, we had $1,221.0 million in outstanding indebtedness and $802.6 million in working capital. As of December 31, 2014, we had $1,202.2 million in outstanding indebtedness and $748.7 million in working capital. As of September 30, 2015 and December 31, 2014, we had $107.0 million and $94.7 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

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

Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (the “Issuers” of our 2022 Senior Notes and “Borrowers” under our Senior Credit Facility) are dependent upon the cash generation and receipt of distributions and dividends or other payments from our subsidiaries and joint ventures in order to satisfy their debt obligations.  There are no known significant restrictions by third parties on the ability of subsidiaries of the Company to disburse or dividend funds to the Issuers in order to satisfy these obligations.  However, as the Company’s subsidiaries are located in a variety of jurisdictions, the Company can give no assurances that its subsidiaries will not face transfer restrictions in the future due to regulatory or other reasons beyond our control.

Further, we cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, our highly leveraged nature may limit our ability to procure additional financing in the future. As of September 30, 2015 and December 31, 2014, we were in compliance with all the covenants and default provisions under our credit arrangements.

Our Senior Credit Facility and Indenture also include limitations on our abilities to pay dividends and other distributions to shareholders and to make certain other restricted payments.

We believe that funds provided by operations, our existing cash and cash equivalent balances, borrowings available under our 2020 Revolving Facility and borrowings available under our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. However, if we were to undertake any significant acquisitions or investments, it may be necessary for us to obtain additional debt or equity financings. We may not be able to obtain such financing on reasonable terms, or at all.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Item 1A of our Annual Report for the year ended December 31, 2014, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly

Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

Date: November 9, 2015

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