Form 10-K
period 2015-12-31
Trinseo S.A.
filed 2016-03-11
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of March 9,  2016, there were 48,777,934 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo S.A. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2015 was approximately $307,559,560.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

•	our current level of indebtedness;
•	the stability of our joint ventures;
•	lawsuits resulting from products or operations;
•	volatility in costs or disruption in the supply of the raw materials utilized for our products;
•	hazards associated with chemical manufacturing;
•	the competitive nature of our end markets;
•	our continued reliance on our relationship with The Dow Chemical Company;
•	our compliance with environmental, health and safety laws;
•	conditions in the global economy and capital markets;
•	any disruptions in production at our manufacturing facilities;
•	increases in the cost of energy;
•	our ability to maintain the necessary licenses and permits we need for our operations;
•	failure to maintain an effective system of internal controls;
•	current insurance not covering all potential exposures;
•	changes in laws and regulations applicable to our business;
•	our dependence upon key executive management and any inability to attract and retain other qualified management personnel;
•	fluctuations in currency exchange rates;
•	strategic acquisitions affecting current operations;
•	the loss of customers;
•	any inability to continue technological innovation and successful introduction of new products;
•	any inability to protect our trademarks, patents or other intellectual property rights;
•	data security breaches;
•	failure of our assumptions and projections to be accurate;

•	local business risks in different countries in which we operate;
•	seasonality of our business; and

•	other risks described in the “Risk Factors” section of this Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other public communications. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

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

Trinseo S.A.

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2015

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

Prior to our formation, our business was wholly owned by The Dow Chemical Company. We refer to our predecessor business as “the Styron business.” On June 17, 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LP (“Bain Capital”) acquired the Styron business and Dow Europe Holding B.V., which we refer to as “Dow Europe,” or, together with other affiliates of The Dow Chemical Company, “Dow,” retained an ownership interest in the Styron business through an indirect ownership interest in us. We refer to our acquisition by Bain Capital as the “Acquisition.”

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements.

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

We develop synthetic rubber, latex and plastics products that are incorporated into a wide range of our customers’ products throughout the world, including tires and other products for automotive applications, carpet and artificial turf backing, coated paper and packaging board, food packaging, appliances, medical devices, consumer electronics and construction applications, among others. We seek to regularly develop new and improved products and processes, supported by our intellectual property portfolio, designed to enhance our customers’ product offerings. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s production costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. We believe these product traits result in substantial customer loyalty for our products.

We operate our business in two divisions: Performance Materials and Basic Plastics & Feedstocks.  The Performance Materials division includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics.  The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes and includes styrenic polymers, polycarbonate, or PC, and styrene monomer.  In addition, the Basic Plastics & Feedstocks division includes the results of our two 50%-owned joint ventures, Americas Styrenics LLC, or Americas Styrenics, and Sumika Styron Polycarbonate Limited, or Sumika Styron Polycarbonate. The following chart provides an overview of this organizational structure:

We believe that this organizational structure reflects the nature of our Company by grouping together segments with similar strategies, business drivers and operating characteristics. Our two divisions are of similar size in terms of sales, but have different margin profiles, different strategic focus, different value drivers and different operating requirements.  By organizing in this way, we believe that we can best manage and operate the Company, focusing on accelerating the growth of our Performance Materials division and improving the profitability of our Basic Plastics & Feedstocks division.

Our major products include: styrene-butadiene latex, or SB latex, and styrene-acrylate latex, or SA latex, in our Latex segment; solution styrene-butadiene rubber, or SSBR, lithium polybutadiene rubber, or Li-PBR, emulsion styrene-

butadiene rubber, or ESBR, nickel polybutadiene rubber, or Ni-PBR, and neodymium polybutadiene rubber, or Nd-PBR, in our Synthetic Rubber segment; highly engineered compounds and blends products for automotive end markets, as well as consumer electronics, medical, electrical and lighting, which we collectively call consumer essential markets, or CEM, in our Performance Plastics segment; and PC, polystyrene, acrylonitrile-butadiene-styrene, or ABS, and styrene-acrylonitrile, or SAN, in our Basic Plastics & Feedstocks segment.

We have significant manufacturing and production operations around the world, which allows us to serve our global customer base. As of December 31, 2015, our production facilities included 34 manufacturing plants (which included a total of 80 production units) at 26 sites across 14 countries, including joint ventures and contract manufacturers. Our manufacturing locations include sites in high-growth emerging markets such as China and Indonesia. Additionally, as of December 31, 2015, we operated 11 research and development (“R&D”) facilities globally, including mini plants, development centers and pilot coaters, which we believe are critical to our global presence and innovation capabilities.

We are a global business with a diverse geographic revenue mix and significant operations around the world.

In 2015, we generated net sales of $3,972 million, Adjusted EBITDA of $492.0 million, Adjusted EBITDA excluding inventory revaluation of $550.3 million, and net income of $133.6 million. Additional information regarding Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation, including a reconciliation of these metrics to net income (loss), is included in Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Prior to our formation in Luxembourg in 2010, the Styron business was wholly-owned by Dow. On June 17, 2010, we were acquired by investment funds advised or managed by Bain Capital and Dow Europe, which acquired an ownership interest in our parent company and sole shareholder, Bain Capital Everest Manager Holding SCA, which we refer to as our Parent. As of December 31, 2015, Dow Europe held an approximately 6.6% interest in our Parent. We continue to have a significant business relationship with Dow and rely on our agreements with Dow for certain operating and other services, for the supply of raw materials used in the production of our products and for certain intellectual property rights. See “—Our Relationship with Dow.”

The following chart summarizes our corporate ownership structure as of December 31, 2015.

Our Competitive Strengths

We believe we have a number of competitive strengths that differentiate us from our competitors, including:

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

The markets in which we compete are also highly consolidated and have continued to experience further consolidation over the last several years through the business combinations of BASF Group and Ciba Specialty Chemicals, Yule Catto & Co. plc and PolymerLatex GmbH (currently known as Synthomer plc), Omnova Solutions Inc. and Eliokem International SAS and the formation of Styrolution Group GmbH. As a result, from 2005 to 2015, over 580 kMT of production capacity was eliminated in the SB latex markets in North America and Europe, which represented an approximate 30% reduction in production capacity since 2005. In 1990, the top three producers, measured by production capacity, in North America and Europe represented 68% and 49% of estimated regional capacity, respectively. As a result of the capacity rationalizations and consolidations, including those described above, the top three producers in each of North America and Europe represented over 70% of estimated regional production capacity in 2015.

Production capacity has also been reduced in several of our markets, including styrenics products. For example, from 2005 to 2015, the polystyrene industry experienced substantial capacity rationalization with more than 1,500 kMT of annual North America and Western Europe polystyrene capacity being eliminated during this time period, representing a reduction of approximately 25% of the 2005 total capacity in those regions.

Technological Advantage and Product Innovation

Most of our products are critical inputs that significantly impact the functionality, production costs and quality of our customers’ products. Many of our products are also differentiated by their performance, reliability, customization and value, which are critical factors in our customers’ selection and retention of materials suppliers. For example, our advanced SSBR and Nd-PBR technology is designed to reduce a tire’s rolling resistance, resulting in better mileage and fuel efficiency and lower carbon dioxide emissions while at the same time improving the tire’s wet-grip, a measure of braking effectiveness and traction. We believe these are key performance attributes sought by the end user and have become more easily identifiable through the growing adoption of tire labeling requirements by regulatory agencies, including formal adoption by the European Union in late 2012. These attributes also help in meeting European carbon dioxide emissions legislation requirements. Other jurisdictions have adopted or are considering similar legislation, including tire labeling requirements.

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

Diverse Global Reach with Strong Presence in Emerging Markets

As of December 31, 2015, our production facilities included 34 manufacturing plants (which included a total of 80 production units) at 26 sites in 14 countries, inclusive of joint ventures and contract manufacturers. We believe our diverse locations provide us with a competitive advantage in meeting and anticipating the needs of our global and local customers in both well-established and growing markets. We have a strong presence in Asia, where we supply custom formulated latex products both for established and new paper mills, as well as a variety of engineered polymers, synthetic rubber and other products that are used in a variety of end-markets.

Long-Standing, Collaborative Customer Relationships

We have long-standing relationships with many of our customers, helping them to develop and commercialize multiple generations of their products. We have won numerous supplier awards across our segments. We believe we have developed strong relationships through our highly collaborative process, whereby we work with our customers, particularly in high-value segments such as SSBR, specialized plastics and performance latex, to develop products that meet their specific needs. As part of this process, we test our products at customer sites and work with customers to optimize and customize our product offerings. As a result of our close collaboration, we have historically achieved a high success rate of retaining customers. In 2015, we sold to approximately 1,350 customers in over 82 countries with no single customer accounting for more than 8.1% of our net sales in 2015.

Attractive Segments and End-Markets

We focus on what we believe are the most attractive segments for our customers’ products, or end-markets, where demand is underpinned by global trends supporting long-term volume growth, improving living standards in emerging markets, fuel efficiency and the increasing use of light-weight materials. We serve customers in a diversified mix of end-markets that we believe generally grow when global gross domestic product, or GDP, increases. Certain key regional markets where we have a strong presence are expected to outperform global growth rates.

We also believe that the relatively modest level of capacity additions that have been announced in the marketplace will contribute to increased demand for our production capacity and products.

Cost Competitive Assets and Raw Material Sourcing

We believe that our assets and raw material procurement provides us with a competitive cost position for our products. Our products are produced on a global scale with well maintained, productive and cost efficient assets. Some of our global facilities are positioned near some of our key customers or markets, while other facilities are located strategically near major integrated petrochemical centers or are co-located at large Dow facilities, where we benefit from receiving certain raw materials supplied to our facilities by pipeline. We also benefit from existing long-term supply contracts for raw materials including ethylene, butadiene, and benzene, which help us maintain consistent supply through varying market conditions.

The presence of some of our facilities on Dow manufacturing sites allows us to leverage Dow’s existing manufacturing infrastructure in an efficient manner, without the need for us to construct our own infrastructure or provide our own related site services. Dow pipelines directly supply raw materials to our facilities in Terneuzen, The Netherlands and Boehlen, Schkopau, and Stade, all in Germany. We share manufacturing infrastructure with Dow at these locations as well as in Midland, Michigan. At certain of our other facilities, we are able to limit the amount of our outbound freight costs as a result of the proximity of several of our facilities, including Dalton, Georgia, and Hamina, Finland, to key local customers.

We also seek to leverage our experience with styrene monomer (also referred to as “styrene”) to achieve the best possible cost position. We produce styrene in world scale facilities located in Terneuzen, The Netherlands and Boehlen, Germany. These assets have operated consistently in the 1st or 2nd quartile for energy and raw material efficiency as compared to other European ethylbenzene styrene monomer units. We also purchase styrene under high volume raw material cost-based contracts leveraging our buying power.

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

Continue Product Innovation and Technological Differentiation

We intend to continue to address our customers’ critical materials needs by utilizing our technological expertise and development capabilities to create specialty grades, new and sustainable products and technologically differentiated formulations. We believe our technological differentiation positions us to participate in attractive, high growth areas of the markets in which we compete. One such area where we believe we have a technological advantage is enhanced SSBR. Enhanced SSBR technology, which includes later generations of SSBR and functionalized SSBR, is used in the latest generation of performance tires. The market for performance tires is expected to grow at a rate that is 2 to 3 times that of the standard tire market. We continue to devote significant R&D resources to improving and furthering our SSBR technology and our polybutadiene rubber technologies (such Nd-PBR and Li-PBR) in order to remain a leader in this market. For example, we have converted our Ni-PBR production capacity at our Schkopau, Germany facility to the production of a more advanced polybutadiene rubber, Nd-PBR, which is a key material in the latest generation of performance tires, and now are in the process of providing initial production batches and customer trials. Our development efforts are currently focused in large part on continuing to improve the fuel efficiency and performance characteristics of automotive tires.

We are also working with our industry partners, particularly in the automotive, medical devices, lighting and consumer electronics sectors, to develop new advanced plastics with the goal of gaining market share in higher value-added areas of the markets served by our Performance Plastics segment.

As a global leader in SB latex, we also continue to evaluate opportunities to expand our performance latex business by targeting particular end-markets and chemistries where we believe we have a competitive advantage, such as SB performance latex and styrene acrylics. We believe that performance latex accounts for a substantial portion of the total synthetic latex market, but only accounted for 9% of our Latex segment’s net sales in 2015, and we believe that we are well positioned to capture a larger share of this performance latex market.

Strategically Invest in Attractive Segments of the Market

We plan to make strategic capital investments to extend our leadership in select market segments and meet expected growing demand for our products. Our new SSBR production line in Schkopau, Germany began production on October 1, 2012, adding 50 kMT of new capacity. In addition, we repurchased 25 kMT of SSBR production capacity rights at our Schkopau facility from JSR Corporation Tokyo, Wallisellen Branch, effective March 31, 2014, at a significant discount to the estimated cost to build equivalent new capacity. With these two capacity additions, we have approximately doubled our SSBR production capacity.

As part of this strategy, we continue to divest from less attractive segments.  In September 2015, we announced plans to reduce operational costs in our Latex segment by a $5 million run rate in 2016 and to address declines in the coated paper market.  To this end, we closed our Allyn’s Point latex manufacturing facility in Gales Ferry, Connecticut at the end of 2015.

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

In addition, we continue to focus on cash flow generation through disciplined working capital and capital expenditure management. Following the completion of the SSBR capacity expansion at our Schkopau, Germany facility in 2012, capital expenditures have been reduced from approximately $112 million in 2012 to approximately $55 million in 2013, net of a $6 million and a $19 million government subsidy for SSBR expansion, respectively. Capital expenditures of $99 million in 2014, or only about 2% of sales, included $26 million for the acquisition of 25kMT of SSBR capacity from JSR. Additionally, capital expenditures were $109 million in 2015, or only about 2.7% of sales, and included $24 million related to the implementation of a new enterprise risk management system, expected to be completed in 2016, and the migration of certain of our manufacturing plants to a substitute third party process control technology.  We believe that our maintenance capital expenditures on our current fixed asset base will be in the range of $30 million to $40 million per year over the next several years, which represents less than 1% of our net sales.

Expand and Deepen Our Presence in Emerging Markets

We expect to capitalize on growing demand for our products in emerging markets such as China, Southeast Asia, and Eastern Europe and increase our local market share by expanding our customer base and extending local capabilities in some of these geographies. We believe that improving living standards and growth in GDP across emerging markets are creating increased demand for our products. We have also added an additional 25 kMT, or 33%, of SB latex capacity at our facility in Zhangjiagang, China, which became operational in the third quarter of 2015. We expect to leverage our existing technology and platforms to make additional investments in emerging markets to address expected increases in demand for our SSBR, performance latex and plastics products in those geographies. For example, we have recently committed to expanding our local performance plastics manufacturing capability in China, allowing us to supply ABS to customers locally in the world’s largest and fastest growing automotive market.  We also expect this growth to occur in the end markets that use our products.

We also expect to leverage our existing technology and platforms to make additional investments in emerging markets to address expected increases in demand for our SSBR, performance latex and plastics products in those geographies with growth prospects.

Segment Overview

The Company operates under two divisions called Performance Materials and Basic Plastics & Feedstocks. The Performance Materials division includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics. The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes and includes styrenic polymers, PC, and styrene monomer. The table below includes our net sales, operating income (loss), Adjusted EBITDA and Adjusted EBITDA margin in each of our reporting segments for the year ended December 31, 2015, as well as a description of our major products and end-markets by segment. Until January 1, 2015, the chief executive officer, who is the Company’s chief operating decision maker, managed the Company’s operations under two divisions, Emulsion Polymers and Plastics, which included the following four reporting segments: Latex, Synthetic Rubber, Styrenics, and Engineered Polymers. Our consolidated financial statements and related notes thereto were retroactively recast to reflect this change in reporting segments.

	Performance Materials
		Synthetic	Performance	Basic Plastics
	Latex	Rubber	Plastics	& Feedstocks
	Year Ended December 31, 2015
	(dollars in millions)
Net sales	$966.2	$474.6	$742.8	$1,788.3
Operating income (loss)	46.2	62.5	77.2	300.6
Adjusted EBITDA[1]	79.0	93.0	83.0	326.8
Adjusted EBITDA Margin[1]	8.2%	19.6%	11.2%	18.3%

	Styrene-acrylate latex (“SA latex”) Performance SB latex	Lithium polybutadiene rubber (“Li-PBR”) Emulsion styrene- butadiene rubber (“ESBR”) Nickel polybutadiene rubber (“Ni-PBR”)	Polypropylene compounds	Acrylonitrile- butadiene- styrene (“ABS”) Styrene- acrylonitrile (“SAN”) Ignition resistant polystyrene Polycarbonate resins (“PC”)
Major Products	●Styrene- butadiene latex (“SB latex”) ●Styrene-acrylate latex (“SA latex”) ●Performance SB latex	● Solution styrene- butadiene rubber (“SSBR”) ●Lithium polybutadiene rubber (“Li-PBR”) ●Emulsion styrene- butadiene rubber (“ESBR”) ●Nickel polybutadiene rubber (“Ni-PBR”)	●Compounds and blends ●Polypropylene compounds	●Polystyrene ●Acrylonitrile- butadiene- styrene (“ABS”) ●Styrene- acrylonitrile (“SAN”) ●Ignition resistant polystyrene ●Polycarbonate resins (“PC”)

Major End-Markets	●Coated paper and packaging board ●Carpet and artificial turf backings ●Tape saturation ●Cement modification ●Building products	●Performance tires ●Standard tires ●Polymer modification ●Technical rubber goods	●Automotive ●Consumer electronics ●Building and construction/sheet ● Other consumer essential markets (including appliances, medical devices, and electrical and lighting)	●Appliances ●Building and construction/sheet ●Packaging ● Automotive ● Consumer electronics ● Consumer goods
Major Raw Materials	●Styrene ●Butadiene	●Styrene ●Butadiene	●Styrenic resins ●PC	●Benzene ●Ethylene ●Styrene ● Bisphenol A

[1]

Excludes unallocated corporate expenses of $89.8 million. For a reconciliation of net income (loss) to Adjusted EBITDA, refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See Note 19 to our consolidated financial statements included in this Annual Report for detailed financial data by segment and by geography.

Latex Segment

Overview

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe with approximately 30% of Europe’s 898 kMT of SB latex capacity and the #2 position in North America with approximately 35% of its 477 kMT of capacity. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. In 2015 approximately 45% of our Latex segment’s sales were generated in Europe, 26% were generated in the United States, and the majority of the remaining net sales were in Asia.

We believe that our leading scale and differentiated capabilities in this segment are a competitive advantage that allows us to invest in new formulation capabilities and polymer science. Using our two pilot coating facilities in the United States and Switzerland, we work alongside our customers to develop new products and customer branding. We believe that this capability allows us to capture new business, strengthen our existing customer relationships and broaden our technological expertise. We continue to focus on our lower cost, starch emulsion technologies, which provide customers with similar performance as SB latex but at a cost advantage. We sold a record volume of this technology in 2015 and expect almost 20% volume growth in 2016 as we expand into additional applications and develop additional product offerings.

We believe our development and formulation capabilities contribute to our strong position. Further, we believe our growth prospects in latex are enhanced by our expanding capacity in China. Our strategic plans to meet the growing demand for latex in China’s paper and packaging board industry are ongoing. We believe that certain emerging markets, and in particular China, will contribute a substantial portion of the global growth of the paper and packaging board market segment over the next decade.

We believe our growth prospects could also be enhanced if the recent trend of industry capacity reduction and consolidation continues. This consolidation trend includes the business combinations of BASF Group and Ciba Specialty Chemicals, Omnova Solutions Inc. and Eliokem International SAS, and Yule Catto & Co plc and PolymerLatex GmbH (currently known as Synthomer plc). We also believe we are well positioned to capture additional share in the performance latex market, which has accounted for a substantial portion of the total synthetic latex market, but only accounted for 9% of our Latex segment’s net sales in 2015.

Our strategy focuses on delivering consistent results by continuing to grow our volumes in Asia, in carpet, and in performance latex and to leverage our cost-advantaged position to minimize volume declines from the overall declines in the coated paper market in North America and Europe.

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

Customers

We believe our Latex segment is able to differentiate itself by offering customers value-added formulation and product development expertise. Our R&D team and Technical Services and Development, which we refer to as TS&D, team are able to use our two pilot coating facilities in Switzerland and the United States, three paper fabrication and testing labs in China, Switzerland and the United States, three carpet technology centers located near carpet producers in China, the United States and Switzerland, and two product development and process research centers, one each in Germany and the United States, to assist customers in designing new products and enhancing the manufacturing process. Additionally, our global manufacturing capabilities are key in serving customers cost-effectively, as latex is costly to ship over long distances due to its high water content. We believe that our global network of service and manufacturing facilities is highly valued by our customers.

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

Competition

Our principal competitors in our Latex segment include BASF Group, Omnova Solutions Inc., Synthomer plc, and Lin Cham Ltd. In our Latex segment, we compete primarily based on our ability to offer differentiated products, the reliability of our products, the quality of our customer service and the length and depth of our relationships.

Industry Outlook

Certain changes in industry structure have had a beneficial effect for latex producers, driven by industry capacity reduction and consolidation. From 2005 to 2015 industry capacity in North America and Western Europe contracted approximately 30% due to shut downs and consolidations. Key industry events include the business combinations of BASF Group and Ciba Specialty Chemicals and resulting significant capacity reduction, a capacity rationalization by Dow / Dow Reichhold, Omnova Solutions Inc.’s rationalization at its Mogadore facility, the exit of The Lubrizol Corporation from the latex business, Omnova Solutions Inc.’s acquisition of Eliokem International SAS, and Yule Catto & Co. plc’s acquisition of PolymerLatex GmbH (currently known as Synthomer plc).

We also expect recent declines in the demand for coated paper to slow in the developed markets, particularly in Europe, and such declines to be partially offset by growth in emerging markets such as China, as improving living standards generate increased demand for coated paper end products, as well as growth in non-coated paper applications in all regions. Chinese consumption of styrene-butadiene latexes to paper and packaging board markets is expected to grow by an average of over 4% annually through 2020. Declines in the demand for coated paper resulted in efforts by us to rationalize our capacity by closing our Allyn’s Point latex manufacturing facility in Gales Ferry, Connecticut at the end of 2015.

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

Synthetic Rubber Segment

Overview

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position, providing approximately 70% of Western Europe’s 240 kMT SSBR capacity available for sale, and in synthetic rubber overall. While substantially all of our sales were generated in Europe in 2015, approximately 19% of these net sales were exported to Asia, 7% to Latin America and 9% to North America.

We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR Li-PBR, and Nd-PBR, while also producing core products, such as ESBR. Our synthetic rubber products are extensively used in tires, with approximately 83% of our net sales from this segment in 2015 attributable to the tire market. We estimate that three-quarters of these sales relate to replacement tires. We have strong relationships with many of the top global tire manufacturers and believe we have remained a supplier of choice as a result of our broad rubber portfolio and ability to offer technologically differentiated product and product customization capabilities. Other applications for our synthetic rubber products include polymer modification and technical rubber goods.

Our most advanced rubber technology, SSBR, is a critical material for tires with low rolling resistance, which increases fuel efficiency and improves wet-grip and also leads to better traction and safety characteristics. Our fourth generation functionalized SSBR can improve traction by approximately 45% and rolling resistance by approximately 75% compared to our first generation. We believe our growth prospects are enhanced by increasing demand for high performance tires, which are now more commonly used by automakers as OEM specified tires in their vehicles as a result of regulatory reforms in the EU, Japan and Korea that are aimed at improving fuel efficiency and reducing carbon dioxide emissions. As a result of these and other factors, demand for SSBR is expected to grow substantially faster than global GDP over the next 5 years.

We remain committed to being a technology leader in providing products to the rapidly growing performance tire market, which is expected to grow at approximately 2 to 3 times the growth rate of the standard tire market. Our strategy in this market focuses on developing and commercializing new performance rubber grades and shifting the mix of products we sell toward more differentiated, higher margin products. Consistent with this strategy, we have doubled our production capacity of SSBR since 2012. This additional capacity enabled us to grow our SSBR sales volumes by 14% in 2015. Within our SSBR product family, our sales volume of enhanced SSBR grew 24% in 2015, and now represents 57% of our total SSBR sales volume, up from 38% in 2012. This mix shift has resulted in Adjusted EBITDA margins improving from 16% in 2012 to 20% in 2015.

In addition, we continue to make investments to grow this segment. In 2014 we purchased an additional 25 kMT of SSBR production capacity rights at our Schkopau facility and in 2015 we completed the conversion of our Ni-PBR line to higher margin Nd-PBR and are currently running trial batches. We also continue to focus on remaining a technology leader in SSBR, providing superior tread properties such as wet grip, low rolling resistance, and reduced noise.

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

We believe we are well-positioned to capture additional market share in high-growth, high-performance tire applications and have expanded capacity to meet this anticipated demand. Our new SSBR production line in Schkopau, Germany began production on October 1, 2012, and expanded our SSBR production capacity by 50 kMT. In addition, we repurchased 25 kMT of SSBR production capacity rights at our Schkopau facility from JSR Corporation Tokyo, Wallisellen Branch, effective March 31, 2014, at a significant discount to the estimated cost to build equivalent new capacity. With these two capacity additions, we have approximately doubled our SSBR production capacity for this higher-margin product.

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

During the last six years, we have been working closely with major tire producers around the world to develop multiple new SSBR grades, addressing key marketplace needs for improved tire fuel economy, grip, and abrasion characteristics, which we believe will lead to significant demand growth for our rubber products in Europe and around the world. We expect our synthetic rubber product mix to shift to new more advanced SSBR grades (from approximately 8% of total Synthetic Rubber volume sold in 2011 to 27% in 2015) to meet the expected demand growth. In 2015, SSBR represented approximately 58% of total segment net sales.

ESBR. Our ESBR products are used in standard tires, technical goods, and footwear. Our ESBR product portfolio offers tire producers a comprehensive suite of synthetic rubber capabilities. For example, ESBR provides enhanced wet grip to tire treads and strength to the inner liner of tires, allowing the tires to be more easily processed. In 2015, ESBR represented approximately 34% of total segment net sales.

Ni-PBR and Nd-PBR. Throughout much of 2015, we sold Ni-PBR products for use in standard tires, performance tires, technical goods and footwear.  In 2015, Ni-PBR represented approximately 7% of total segment net sales. In November 2015, we completed the conversion of our Ni-PBR production capacity at our Schkopau, Germany facility to the production of a more advanced, higher margin polybutadiene rubber, Nd-PBR, and are currently running trial batches.  Nd-PBR is a key material in the latest generation of performance tires, and will also be sold for use in industrial rubber goods and polymer modification.

Li-PBR. Our Li-PBR is used primarily for our own internal polymer modification applications. Polymer modification is the use of synthetic rubber to improve the impact resistance quality of plastic products. In 2015, approximately 86% of our Li-PBR products were consumed within our Plastics business unit for high impact polystyrene, or HIPS, and ABS production. We make two grades of Li-PBR exclusively for our polymer modification uses. In addition to impact resistance, Li-PBR provides visual surface gloss. In 2015, Li-PBR represented approximately 1% of total segment net sales.

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

Industry Outlook

Our Synthetic Rubber segment participates mainly in the European synthetic rubber industry, where tire producers rely on rubber suppliers, in contrast to North America where tire manufacturers produce most of their required rubber. Rubber suppliers typically manufacture more than one grade of rubber as customers typically require different grades of rubber from a single supplier. Performance tires represent an especially attractive market to rubber producers because they provide substantial value to end customers and the market for performance tires is expected to grow at a rate that is 2 to 3 times that of the standard tire market. Tire manufacturers are expected to continually seek improvements in advanced rubber, which optimizes the combination of fuel economy and wet grip in order to meet EU regulations which set minimum requirements and are being phased in through 2020. Other jurisdictions have adopted or are considering similar legislation and are also beginning to adopt the tire labeling requirements that have become mandatory in Europe since late 2012. In late 2014, the United Nation’s World Forum on Automotive Regulations adopted new internationally harmonized rules, known as Global Technical Regulations (GTR) for passenger car tires applicable in the European Union, China, Canada, India, Japan and Russia. Enhanced SSBR, which includes later generations of SSBR and functionalized SSBR and is used in the new generation of performance tires, is expected to approach 50% of the total SSBR market by 2018. We believe our leadership in the fast growing SSBR segment will position us to perform well relative to the broader industry and anticipate future strong demand from the broader adoption of legislation similar to the EU legislation and the relative performance advantages of our SSBR products.

We believe that demand for enhanced SSBR will grow at a rate of approximately 11% through 2020, outpacing supply, and resulting in an expected increase in industry utilization rates. This anticipated increase in demand is further evidenced by Goodyear’s April 2015 announcement that it will build a new plant in Mexico to meet the growing demand for premium tires.  This announcement indicated that the new plant will supply 6 million tires per year when it opens in mid-2017, and supplements Goodyear’s other initiatives to supply more premium tires, including an initiative to convert standard tire production into premium tire production.

Performance Plastics Segment

Overview

We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, electrical, and lighting, which we collectively call consumer essential markets (CEM). Our strategy in this segment focuses on developing differentiated compounds and blends in line with key industry trends, such as light-weighting and improved aesthetics in automotive, increased recycled material content and a push toward LED lighting in CEM.

Our manufacturing facilities are located across Europe, Asia, and North America. We believe that the strategic locations of these facilities combined with close customer collaboration offers us a strategic advantage in serving our customers. More than half of our compounds and blends products are differentiated based on their physical properties, performance and aesthetic advantages. Our history of innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We have established a strong market presence in the global automotive and electronics sector, targeting both component suppliers and final product manufacturers. Our Performance Plastics segment also compounds and blends our PC and ABS plastics into differentiated products for customers within these sectors, as well as into compounds of polypropylene. We have also developed compounds containing post-consumer recycle polymers to respond to what we believe is a growing need for some customers to include recycled content in their products.

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

In 2015, approximately 38% of our Performance Plastics segment’s net sales were generated in Europe, approximately 27% were generated in the United States and approximately 22% were generated in Asia, with the remainder in other geographic regions, including Latin America and Canada.

In automotive end applications, we aim to maintain and develop sustainable, long-standing relationships with industry leaders, taking advantage of our production capacity on four continents to drive OEM platform design wins. In

2015, we experienced growth in key markets, with a 2% increase in volume outside of Latin America, which experienced declines due to lower consumer confidence and higher interest rates. We continue to focus on our strategic plans to grow this segment through both current technologies and expanded offerings for car exteriors and semi-structural applications.

In CEM, sales volume for 2015 was up 9% over 2014, driven largely by the consumer electronics industry in Asia and by significant progress during the year with our lighting customers, including materials for LED housings and lenses.

Products and End Uses

Our Performance Plastics segment consists of compounds and blends and some specialized ABS grades. We have a significant position in PC/ABS blends, which combine the heat resistance and impact strength of PC with the easy to process qualities and resilience of ABS. We believe our ability to offer technologically differentiated products to meet customer needs sets us apart from our competitors, and with our history as a leading innovator in compounds and blends, we have established ourselves as a leading supplier of PC-based products.

For the automotive industry, we manufacture PC blends under the PULSE™ brand, and we innovate collaboratively with our customers to develop performance solutions to meet the industry’s needs, such as removing weight from vehicles. As a result, we are a key supplier of these products to leading automotive companies in North America and Europe, who tend to specify these products on a per car program platform basis, making it difficult to be displaced as a supplier once selected and providing us with relatively stable and predictable cash flows for several years during the production lifecycle. We are also accelerating our development of similar supply capabilities in growing areas such as China.

For the consumer electronics, electrical and lighting and medical device industries, we manufacture our products under the EMERGE™ brand, among others, and we believe that we have substantial growth opportunities in tablets, notebooks, smart phones and other handheld devices, and electrical and lighting and medical device components. In serving these markets, we leverage our polymer and compound technologies to meet increasingly stringent performance requirements along with the aesthetic and color-matching requirements which are crucial characteristics for the products involved. The result is that we are a leading and long-standing supplier to many well-known brands.

Customers

We have a history of innovation in our Performance Plastics segment, and we believe that our focus on differentiated products enhances our growth prospects in this segment. We develop tailored polymer, compound and process solutions for our customers and for end-markets such as consumer electronics, we believe that our ability to work with our customers to quickly and effectively develop product solutions is a key to our success. Our innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We also believe our global facilities are a competitive advantage that allows us to provide customers with consistent grades and position us to strategically serve emerging markets.

Competition

Our principal competitors in our Performance Plastics segment are Covestro AG, LG Chem Ltd., Mitsubishi Chemical Corporation, Saudi Basic Industries Corporation, Teijin Limited, Borealis AG, Celanese Corporation, Styrolution Group, and LyondellBasell Industries. In our Performance Plastics segment, we compete primarily based on our ability to offer differentiated products, the reliability of our products, the quality of our customer service and the length and depth of our relationships.

Industry Outlook

We believe that automotive manufacturers will continue the practice of lightweighting vehicles in order to meet increasing fuel efficiency standards, which should increase demand for our compounds and blends products. The plastic content in cars is expected to increase at an average rate of approximately 10% per year from 2014 to 2020. We believe these same trends towards lighter weights and higher performance materials will also impact other key end-markets such as medical devices, lighting and consumer electronics, and demand for our differentiated products in these markets is expected to grow at an average rate of approximately 9% per year from 2015 to 2020.

Basic Plastics & Feedstocks Segment

Overview

Basic Plastics & Feedstocks consists of styrenic polymers, including polystyrene, ABS, and SAN products, as well as PC and styrene monomer, which includes our internal production and sourcing of styrene. We do not anticipate investing in strategic growth initiatives in this segment in the near term. Rather, our strategy for this segment is focused on operational enhancements, margin improvement, and cash generation.

Also within this segment, our 50%-owned joint venture, Americas Styrenics, continues to be a leading producer in North America of both styrene and polystyrene. We have received $125 million in cash dividends from Americas Styrenics during the year ended December 31, 2015. The results of Sumika Styron Polycarbonate, our other 50%-owned joint venture, are also included within the results of our Basic Plastics & Feedstocks segment. As of the end of 2015, we have not received cash dividends from Sumika Styron Polycarbonate since the first quarter of 2014.

We are a leading producer of polystyrene and ABS, where we focus our efforts on differentiated applications such as the liners and encasements of appliances and consumer electronics including smartphones and tablets. Within these applications, we have worked collaboratively with customers to develop more advanced grades of plastics, such as our HIPS and mABS products. For example, we work with appliance manufacturers around the world to develop improved environmental stress crack resistant products and with our construction sheet customers on smooth ABS. These products offer superior properties, such as rigidity and colorability, and, in some cases, an improved environmental footprint compared to general purpose polystyrene or emulsion ABS. Our Basic Plastics & Feedstocks segment also serves the packaging and construction end-markets, where we have launched a new general purpose polystyrene product for improved performance in foam insulation applications. Today, we are one of the top 3 polystyrene producers worldwide, providing, either directly or through Americas Styrenics, approximately 20% of Europe’s polystyrene capacity of 2,192 kMT, approximately 4% of Asia’s capacity of 7,921 kMT and approximately 29% of North America’s capacity of 2,579 kMT. In 2015, we also supplied 17% and 15% of the styrene monomer capacity out of 6,022 kMT and 5,455 kMT in North America and Europe, respectively.

Within styrene monomer, we believe there is a current and longer term trend towards higher styrene margins, due to demand growth, an aging industry asset base, and limited new capacity expected over the next five years. Global styrene operating rates were 84% in 2015 and are forecasted to rise to 87% by 2020. These relatively high operating rates can result in periods of elevated margins due to planned or unplanned production outages. For example, approximately 20% of Western European capacity was offline at times during 2015, which, combined with customer restocking in polystyrene derivatives, resulted in increased margins during the year. We believe there is continued potential for periods of elevated, outage-driven styrene margins given that approximately 60% of Western Europe styrene production capacity is greater than 20 years old, and nearly 40% is more than 30 years old. The following chart illustrates historical styrene margins in Western Europe:

The following charts represent historical styrene, benzene, and ethylene prices, as well as styrene margin, over raw materials, which is calculated by subtracting the costs of benzene and ethylene from the sales price of styrene.

Source: IHS. Styrene: W. Europe Contract Monthly Market (Delivered W. Europe); Benzene: 50% W. Europe Spot Avg. (CIF NW Europe / Basis ARA) and 50% W. Europe Contract – Monthly Market (FOB/CIF W. Europe); Ethylene: W. Europe Contract – Market Pipeline (Delivered W. Europe). Styrene: NE Asia Avg. Spot Posting (CFR China); Benzene: NE Asia Spot Avg. (FOB S. Korea); Ethylene: NE Asia Spot Avg. (CFR NE Asia). Margin: Styrene less 80% Benzene less 30% Ethylene.

We capture styrene monomer margin through both internally produced and cost-based purchases of styrene. Annually, we produce approximately 600 kilotons of styrene in Western Europe and purchase approximately 300 kilotons of styrene in Asia with cost based economics. With all other inputs remaining equal, a $50 per metric ton change in styrene margins would be expected to impact our annual Adjusted EBITDA by approximately $30 million in Europe and approximately $15 million in Asia.

We are a producer of PC and PC blends, supplying 3% of polycarbonate capacity of 2,413 kMT in Asia through our Sumika Styron Polycarbonate joint venture, and 13% of 1,210 kMT in Europe. In late 2014, we exited the contract manufacturing agreement with Dow at their Freeport, Texas facility. Smaller competitors tend to operate on a regional basis. We have developed a global, multi-tiered marketing approach targeting the tiered suppliers, as well as final product producers, which we believe most effectively addresses our customers’ needs.

We believe our growth prospects in our Basic Plastics & Feedstocks segment are enhanced by periodic trends of industry capacity reduction and consolidation in Europe and North America, such as the 2011 formation of the Styrolution Group GmbH joint venture combining certain INEOS and BASF Group assets and the prior acquisition of INEOS Nova by INEOS, as well as INEOS’ most recent asset rationalizations in styrene monomer and polystyrene and Styrolution’s recent announcements to close polystyrene plants in the United States and Sweden. We also have a 50% interest in Americas Styrenics LLC, our joint venture with Chevron Phillips Chemical Company, which operates in the North American and Latin American markets and has benefitted from recent positive trends in those markets. We expect further consolidation in certain regions of Asia with numerous producers and low asset utilization, which we believe will create opportunities for us, given our scale and geographic reach. We believe our growth prospects are further enhanced by our established manufacturing footprint in the high economic growth regions of Asia and our focus on attractive end-markets where improving living standards drive demand for growing appliances, building and construction, and consumer electronics markets.

During the second quarter of 2014, the Company announced a planned restructuring within its Basic Plastics & Feedstocks segment to exit the commodity market for polycarbonate in North America and to terminate existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility. The Company also entered into a new long-term supply contract with a third party to supply polycarbonate in North

America. These revised arrangements became operational in the fourth quarter of 2014. In addition, the Company has executed revised supply contracts for certain raw materials that are processed at its polycarbonate manufacturing facility in Stade, Germany, which took effect beginning January 1, 2015. These revised agreements facilitated improvements in our results of operations for our Basic Plastics & Feedstocks segment during 2015.

Our PC business has benefitted and will continue to benefit from higher global utilization rates.  Large capacity additions in 2011 and 2012 by SABIC and other producers decreased industry operating rates to 74% in 2013.  However, continued demand growth, coupled with capacity expansion delays and capacity reductions, have increased global utilization rates to greater than 80%.  This resulted in significantly higher PC margins in 2015.  We expect these higher margins to occur in the future as demand growth is expected to exceed that of supply. A $100 per metric ton change in polycarbonate margins would be expected to result in approximately a $15 million change in our annual Adjusted EBITDA.

In 2015, approximately 66% of sales from our Basic Plastics & Feedstocks segment were generated in Europe and an additional 28% of sales were generated in Asia.

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

Automotive manufacturers have developed innovative solutions in order to meet increasing fuel standards, such as the lightweighting of vehicles. Consequentially, manufacturers have been replacing heavier materials with durable yet lighter materials, such as mABS and polypropylene compounds. We expect this trend to continue, and we believe that our technological capabilities in our Basic Plastics & Feedstocks segment together with our compounding and blending expertise will help generate future growth opportunities.

Styrene-Acrylonitrile. SAN is composed of styrene and acrylonitrile, which together provide clarity, stiffness, enhanced ability to be processed, mechanical strength, barrier properties, chemical resistance and heat resistance.

SAN is used mainly in appliances, consumer goods and construction sheets, due to its low-cost, clarity and chemical resistance properties. Within our Basic Plastics & Feedstocks segment, we manufacture SAN under the TYRIL™ brand name for use in housewares, appliances, automotive, construction sheets, battery cases and lighting applications. In addition, TYRIL™ is suitable for self-coloring which adds value in many of these uses.

Polycarbonate.  PC has high levels of clarity, impact resistance and temperature resistance. PC can be used in its neat form (prior to any compounding or blending) for markets such as construction sheet, optical media and LED lighting. Additionally, PC can be compounded or blended with other polymers, such as ABS, which imparts specific performance attributes tailored to the product’s end-use.

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

Competition

Our principal competitors in our Basic Plastics & Feedstocks segment are Styrolution Group GmbH, Versalis S.p.A., Total S.p.A., Covestro AG, LG Chem Ltd., Mitsubishi Chemical Corporation, Formosa Plastics Corporation, Saudi Basic Industries Corporation, Shanghai SECCO Petrochemical Company Limited, and Chi Mei Corporation. In our Basic Plastics & Feedstocks segment, we compete primarily based on our ability to offer differentiated products, the reliability of our products, the quality of our customer service and the length and depth of our relationships.

Industry Outlook

From 2005 to 2015, the polystyrene industry experienced substantial capacity rationalizations by major producers such as BASF Group, INEOS Nova, and others. More than 1,500 kMT of annual North American and Western European polystyrene capacity was eliminated during this time period, representing a reduction of approximately 30% of the 2005 total capacity in those regions. Consistent with the broader industry, we participated in these rationalizations by electing to shut down some of our less cost effective European assets and concentrating production at our most competitive facilities.

In addition to improving profitability through cost rationalizations, the polystyrene industry has also benefited from a number of consolidating activities. A number of our larger competitors have enhanced their platforms via acquisitions and joint ventures, such as the 2011 formation of the Styrolution joint venture combining certain INEOS and BASF Group assets and the prior acquisition of INEOS Nova by INEOS. Global utilization rates are expected to steadily improve as the reduced production capacity serves growing demand in end-markets.

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

These styrene and polystyrene dynamics will also benefit our 50%-owned joint venture, Americas Styrenics.  The North America polystyrene market is more consolidated than those in Europe and Asia, and Americas Styrenics has approximately 29% of the capacity in the region, at the top of all producers.  Americas Styrenics is focused on optimizing profitability and distributing cash dividends to its parent companies.

Our PC business has benefitted and will continue to benefit from higher global utilization rates. Large capacity additions in 2011 and 2012 by SABIC and other producers decreased industry operating rates to 74% in 2013.  However, continued demand growth, coupled with capacity expansion delays and capacity reductions, have increased global utilization rates to greater than 80%. This resulted in significantly higher PC margins in 2015.  We expect these higher margins to occur in the future as demand growth is expected to exceed supply.

Our Relationship with Dow

In conjunction with the Acquisition and subsequently, we entered into certain agreements with Dow, including the Second Amended and Restated Master Outsourcing Services Agreement, which was modified on June 1, 2013 (“SAR MOSA”), the Amended and Restated MOD5 Computerized Process Control Software, Licenses and Services Agreement, with Rofan Services, Inc. which was modified June 1, 2013 (“AR MOD5 Agreement”), site and operating services agreements, and supply agreements.

The SAR MOSA provides for ongoing worldwide services from Dow, in areas such as information technology, enterprise resource planning, finance, environmental health and safety, training, customer service, marketing and sales support, supply chain and certain sourcing and transactional procurement services. The term of this agreement runs through December 2020 and which automatically renews for two year periods unless either party provides six months’ notice of non-renewal to the other party. The services provided pursuant to the SAR MOSA generally are priced per function, and we have the ability to terminate the services or any portion thereof, for convenience any time after June 1, 2015, subject to payment of termination charges. Services which are “highly integrated” follow a different process for evaluation and termination. In addition, either party may terminate for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured, or by Dow in the event of our failure to pay for the services thereunder. In the event of a change of control, as defined in the agreement, Dow has the right to terminate the SAR MOSA.

Under the AR MOD5 Agreement, Dow provides worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. The AR MOD5 Agreement, with a term through December 2020, may be terminated by either party for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured by us if we no longer wish to receive maintenance and support for any licensed software; or by Dow if we use the licensed software for any purposes other than Company business. Dow may terminate the maintenance and support terms at any time if we fail to make payments when due and the default is not corrected within 30 days from notice, or upon two years written notice us, if Dow has made the decision not to support the software systems, provided that Dow will use commercially reasonable efforts to assist us in locating and transitioning to an alternate service provider. We have started to move our plants off the AR MOD5 process control technology through a strategic external relationship with ABB Ltd. and have successfully completed five plant conversions to date.  We continue to work through our established schedule for plant conversions off of the AR MOD5 process control technology, which we expect to be completed in 2020.

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

For the years ended December 31, 2015, 2014, and 2013, we incurred a total of $244.8 million, $285.2 million, and $306.2 million in expenses under the SAR MOSA, AR MOD5 Agreement, and site services agreements (which include utilities), including $194.1 million, $233.7 million, and $235.1 million, respectively, for both the variable and fixed cost components of the site service agreements and $50.7 million, $51.5 million, $71.1 million, respectively, covering all other agreements.

In addition, upon Acquisition, we entered into two contract manufacturing agreements pursuant to which Dow operates and maintains one of its facilities to produce polycarbonate products for us in Freeport, Texas, and we operate and maintain our SAN facility in Midland, Michigan to produce products for Dow, each for an initial term of up to 25 years from the Acquisition date. These agreements generally have 25-year terms, with automatic renewals for five-year terms unless one party gives notice at least 18 months prior to the end of the period. We may terminate any operational service under the agreements in the event that we experience a production unit shutdown, with 15-months prior notice to Dow, and Dow may terminate the supply of operational services to us in the event of Dow’s permanent cessation of the operation, also with 15-months prior notice. Furthermore, the agreements may be terminated by mutual agreement between the parties, by either party on notice that the other party fails to cure non-performance or if the other party is in material breach of a material obligation under the agreement within certain parameters, or because of either party’s insolvency.

During the second quarter of 2014, the Company announced a restructuring within its Basic Plastics & Feedstocks segment to exit the commodity market for polycarbonate in North America and to terminate existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility (the “Freeport facility”). The Company also entered into a new long-term supply contract with a third party to supply polycarbonate in North America. These revised arrangements became operational in the fourth quarter of 2014. Production at the Freeport facility ceased as of September 30, 2014, and decommissioning and demolition began thereafter, with completion in the first quarter of 2015. The Company incurred $7 million in expenses reimbursing Dow for its decommissioning and demolition of this facility.  In addition, the Company executed revised supply contracts for certain raw materials that were processed at its polycarbonate manufacturing facility in Stade, Germany, which took effect January 1, 2015. These revised agreements facilitated improvements in future results of operations for the Basic Plastics & Feedstocks segment.

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

We have entered into long-term supply agreements whereby Dow supplies ethylene, benzene, butadiene, Bisphenol A, or BPA, and other raw materials amounting to approximately 29% of our raw materials (based on aggregate purchase price). The ethylene, benzene and butadiene agreements are each for an initial term of up to 10 years from the closing date of the Acquisition. Our BPA supply agreement with Dow expires in December 2019. These agreements do not contain any specific termination provisions and pricing is generally based on certain standard industry markers with appropriate volume discounts some of which can be negotiated from time to time.

For the years ended December 31, 2015, 2014, and 2013, purchases and other charges from Dow and its affiliated companies (excluding the SAR MOSA, AR MOD5 Agreement, and site services agreements) were approximately $999.4 million, $1,910.8 million, and $2,030.3 million, respectively. For the years ended December 31, 2015, 2014, and 2013, sales to Dow and its affiliated companies were approximately $227.0 million, $343.8 million, and $294.7 million, respectively.

We continue to leverage Dow’s scale and operational capabilities by procuring certain raw materials, utilities, site services, and other information technology and business services from Dow. In connection with the Acquisition, we entered into several agreements with Dow relating to the provision of certain products and services and other operational arrangements. Dow provides significant operating and other services, and certain raw materials used in the production of our products, under agreements that are important to our business. The failure of Dow to perform their obligations, or the termination of these agreements, could adversely affect our operations. See Item 1A—Risk Factors.

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

Our Joint Ventures

To supplement our business segments, we entered into two strategic joint ventures in order to gain access to local markets, minimize costs and accelerate growth in areas we believe have significant business potential.

Americas Styrenics

Launched in 2008, Americas Styrenics is a 50% / 50% joint venture between us and Chevron Phillips Chemical Company. Under the terms of the joint venture agreement, Americas Styrenics has the exclusive rights to manufacture and sell polystyrene in North America and South America, and produces a range of HIPS and GPPS products. We believe the venture has capitalized on the strong relationships and technology leadership of its parent companies to maintain a strong industry presence and pursue developing opportunities. Americas Styrenics has benefitted from industry consolidation and the cyclical recovery in the North American styrenics market.

Sumika Styron Polycarbonate

Sumika Styron Polycarbonate is a 50% / 50% venture with Sumitomo Chemical of Japan. Sumika Styron Polycarbonate has exclusive rights in Japan to manufacture and sell a range of our PC products and facilitates our access to the Japanese PC market. Sumika Styron Polycarbonate’s facility is located in an integrated and efficient manufacturing site, and uses Dow technology and production processes.

Sources and Availability of Raw Materials

Our raw materials group is responsible for the ongoing sourcing and procurement of raw materials for each of our business segments. The professionals leading this group have extensive experience in the petrochemical industry buying, selling, and swapping commodity raw materials. Our raw materials group seeks to implement the most efficient and reliable raw material strategy for our business segments, including maintaining a balance between contracted and spot purchases.  We also produce raw materials for use by our businesses, such as styrene monomer. While Dow provides a significant portion of our raw materials to us pursuant to supply agreements, including ethylene, benzene, butadiene and BPA, we have developed a comprehensive strategy for obtaining additional sources of supply where needed. Our agreements with Dow range from 1- to 10-year terms with, in some cases, an automatic 2-year renewal. Minimum and maximum monthly contract quantities were established based on historical consumption rates, and our pricing terms are based on commodity indices in the relevant geography. We obtained approximately 31% of our raw materials from Dow in 2015 (based on aggregate purchase price).

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

Styrene

In addition to purchasing styrene through long-term strategic contracts and spot market purchases, we produce styrene internally from purchased ethylene and benzene at our own manufacturing sites. These sources provided 40%, 19%, and 41%, respectively, of our supply in 2015. With this mix of purchased and produced styrene, we seek to optimize our overall costs of securing styrene through efficient logistics, manufacturing economics and market dynamics.

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

Benzene and Ethylene

Benzene and ethylene are two commodity petrochemicals that represent the majority of the raw materials needed for styrene production. In 2015, Dow supplied us with approximately 96% of our benzene requirements and 100% of our ethylene requirements through 10-year contracts that commenced in 2010 and include automatic 2-year renewal provisions. The volume of benzene that we purchase from Dow may vary quarterly based on our needs at the time. Our operations that use benzene and ethylene are connected to Dow’s cracker operations where these raw materials are produced by a supply pipeline that facilitates the efficient delivery of our raw material requirements. We monitor these materials and how changes in their costs impact the styrene supply chain and its downstream derivatives. Our pricing formulae with Dow are based on well-known indices for the region and generally include large buyer discounts.

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

Bisphenol A

BPA is the major raw material associated with PC production. This raw material is produced by a subsidiary of Olin Corporation and is supplied via pipeline to us through a supply contract in Europe that has an initial term expiring in December 2019. We source BPA for our North American operations and Asian joint ventures from other market participants. We no longer have a need for BPA in North America as of 2015.

Manufacturing

Our Latex segment had 30 production units that are strategically located throughout the world. We believe these facilities have industry leading quality tracking.

We manufacture all synthetic rubber products at one integrated site at Schkopau, Germany. We believe that our synthetic rubber plant compares favorably to average benchmarks across key cost metrics and is one of the more cost-efficient synthetic rubber production sites in Europe.

Our Performance Plastics segment operates on a global basis with compounding operations in Stade, Germany; Terneuzen, The Netherlands; and Hsinchu, Taiwan. We also have strategic compounding agreements in Asia, North America and Europe.

We operate our Basic Plastics & Feedstocks segment on a global basis, including plants in China, our integrated Schkopau, Germany site, and our PC site in Stade, Germany, in close proximity to faster growing regions. We believe that our polystyrene plants compare favorably to benchmarks across key cost metrics. Additionally, we believe our joint venture with Chevron Phillips Chemical Company LP, Americas Styrenics, is well-positioned to serve North America and emerging opportunities in South America. We manufacture SAN for Dow under an agreement in our Midland, Michigan facility. We also believe our strategic joint venture with Sumitomo Chemical of Japan, Sumika Styron Polycarbonate, enables us to gain access to an expanded range of geographies and customers.

Technology

Our R&D and TS&D activities across our segments focus on identifying needs in our customers’ end-markets. As part of our customer-centric model, our R&D/TS&D organization interfaces with our sales and marketing teams and directly with customers to determine their product requirements in light of trends in their industries and market segments. This information is used to select R&D/TS&D projects that are value-enhancing for both our customers and us. Our R&D/TS&D activities and capabilities include:

•	formulation knowledge, which enables accelerated new product development;
•	internal capabilities, such as latex pilot coaters and plastics mini plants;
•	functionalization technology, which is a key capability in our synthetic rubber products to enable us to continue to develop new grades for tire products;
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

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $51.9 million, $53.4 million, and $49.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 127 professionals working in sales and marketing around the world, along with approximately 71 customer service professionals and we sell our products to customers in over 82 countries.

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

Our manufacturing plants use Dow-developed proprietary process control/process automation technology under the AR MOD5 Agreement. We are licensed to use this technology and receive support and spare parts through the expiration of the current term of the agreement on December 31, 2020. While we are not permitted to use this automation technology for new plants or to substantially expand existing plants, we can use other technology solutions for those situations. We are migrating our manufacturing plants off of the AR MOD5 technology to a substitute third-party process control technology from ABB Ltd, a leading supplier of advanced process control systems. For more information on the AR MOD5 Agreement, see —“Our Relationship with Dow”.

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

In most industrial countries, patent protection may be available for new substances and formulations, as well as for unique applications and production processes. However, given the geographical scope of our business and our continued growth strategy, there are regions of the world in which we do business or may do business in the future where intellectual property protection may be limited and difficult to enforce. We maintain strict information security policies and procedures wherever we do business. These information security policies and procedures include data encryption, controls over the disclosure and safekeeping of confidential information, as well as employee awareness training. Moreover, we monitor our competitors’ products and, if circumstances were to dictate that we do so, we would vigorously challenge the actions of others that conflict with our patents, trademarks and other intellectual property rights.

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

We use trademarks as a means of differentiating our products. We protect our trademarks against infringement where we deem appropriate. In the first quarter of 2015, we completed a rebranding process to change our operating name and legal entities from “Styron” to “Trinseo.”  In support of this rebranding process, we have successfully registered the TRINSEO™ trademark in over 90 countries and have other trademark applications pending.

Dow has either transferred to us or granted perpetual, royalty-free licenses to us to use Dow’s intellectual property that was used by Dow to operate the Styron business prior to the Acquisition. These intellectual property includes certain processes, compositions and apparatus used in the manufacture of our products. In addition to our license rights to use Dow’s intellectual property related to the Styron business, we have obtained licenses to use Dow’s intellectual property to the extent necessary to perform our obligations under the contracts transferred to us in the Acquisition and to use such intellectual property (other than patents) for products outside of the Styron business as it was conducted by Dow prior to the Acquisition, subject to certain limitations. While we believe our license rights with respect to Dow’s intellectual property are sufficient to allow us to operate our current business, new growth opportunities in latex and, to a lesser extent, plastics involving new products may fall outside of our license rights with Dow. Therefore, our ability to develop new products may be impacted by intellectual property rights that have not been licensed to us by Dow. We have the right, with Dow’s cooperation, to directly enforce the patents that are exclusively licensed to us by Dow where infringement is primarily within the scope of our business but nothing obligates Dow to enforce against third parties the intellectual property rights of Dow that are licensed to us on a non-exclusive basis or where the infringement is primarily outside the scope of our business.

Since our formation on June 17, 2010, we have focused our product innovation on the Performance Materials division, including the Synthetic Rubber, Latex and Performance Plastics segments. The intellectual property that we have created since we were a wholly-owned subsidiary of Dow is largely in these segments and covers areas such as material formulations, material process technologies and various end-use industrial applications.

Environmental and Other Regulations

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

We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable state, national, and international environmental, health and safety requirements. In 2015, we issued a Supplier Code of Conduct, which includes our expectations for our suppliers to comply with applicable laws and regulations and encourages them to adhere to the highest principles of environmental responsibility.  We have a strong environmental, health and safety organization. Our environmental, health and safety compliance and management programs benefit from access to certain of Dow’s programs. We are also committed to the American Chemistry Council Responsible Care® Guiding Principles for our global facilities and received third party certification of our Responsible Care® Management System in 2013. We have a staff of professionals who are responsible for environmental health, safety and product regulatory compliance. Additionally, we have services agreements with Dow to provide environmental, health and safety services for certain of our facilities. We have implemented a corporate audit program for all of our facilities. However, we cannot provide assurance that we will at all times be in full compliance with all applicable environmental laws and regulations. We expect that stringent environmental regulations will continue to be imposed on us and our industry in general.

In 2011, the National Toxicology Program, or NTP, classified styrene as “reasonably anticipated to be a human carcinogen”. The classification, confirmed by the National Academy of Sciences, did not take into consideration recent occupational studies of long-term exposures to styrene monomer, which have found no link between styrene and cancer or other serious conditions in humans. The classification did not change how our products are regulated or handled by our customers. Styrene monomer is considered to have low toxicity and is not classified as a carcinogen or mutagen in the EU Nations. We have not seen a significant shift in customer demand away from styrenics products due to this NTP classification. We believe that there are no simple substitutes for our products that can deliver the same performance, quality, safety and cost effectiveness as the current set of products our customers buy from us.  Nevertheless, in March 2015, the California Office of Environmental Health Hazard Assessment, or OHEA, published a notice of intent to list styrene monomer as “known to the state to cause cancer” in humans.  A decision on the listing is not anticipated in the near term.

There has been controversy for a number of years regarding the safety of BPA. A 2012 French ban on food packaging containing BPA was challenged with limited success, although legal proceedings related to this matter still continue. In January 2013, the California OHEA provided notice of proposed rulemaking to adopt a Proposition 65 Maximum Allowable Dose Level of 290 micrograms per day for exposures to BPA based upon authoritative bodies listing mechanism “as known to cause reproductive toxicity.” One of our trade associations, the American Chemistry Council, filed a lawsuit seeking to enjoin the listing, which was ultimately denied and an appeal is pending. In May 2015, the California OHEA listed BPA as a reproductive toxicant under its expert body listing mechanism, which will go into effect later this year, unless an appeal is filed.  However, even if the listings stand, the levels of BPA in our products are well below this Maximum Allowable Dose Level, and we do not expect this listing will have a material impact on our products or manufacturing operations. Additionally, the U.S. Food and Drug Administration has reaffirmed its view, based on its most recent safety assessment, that BPA is safe at the current levels occurring in foods. Also, in January 2015, the European Food Safety Authority (EFSA) issued its long-awaited scientific opinion on the safety of BPA for consumers. EFSA’s expert Panel on Food Contact Materials, Enzymes, Flavourings and Process Aids (CEF) had decided that the publication of new scientific research on BPA in recent years called for a re-evaluation of the chemical. In summary, EFSA concluded “No consumer health risk from Bisphenol A exposure.” EFSA’s comprehensive assessment considered all age groups and examined food and other potential exposure sources.

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

Sustainability and Climate Change

Our July 2015 Sustainability and Corporate Social Responsibility Report, which is available on our website, provides our most recent sustainability highlights for our products, performance and operations. The report also profiles how our products help our customers improve their own sustainability in areas such as LED lighting, green tires, building insulation, smart meters, life-saving medical devices, and lighter weight vehicles. Also in this report, we noted that 4% of the Company’s global electricity consumption is derived from renewable energy sources, and that, overall, the Company has reduced its energy use by 2% from the prior year.

Chemical Registration

The goal of the U.S. Toxic Substances Control Act (“TSCA”) is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use, or disposal of chemical substances. Under the TSCA, the Environmental Protection Agency has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals. During the past several years, efforts have been underway to reform the TSCA and various legislative initiatives have been introduced most recently the Safe Chemicals Act of 2013 and the Chemical Safety Improvement Act. We actively monitor the progress of these and other legislative developments, and anticipate TSCA reforms this year.

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

Employees

As of December 31, 2015, we had 2,270 employees worldwide. Nearly 83% of our personnel are located at the various manufacturing sites, research and development, pilot coating, paper fabrication and testing and technology centers. The remaining employees are located at operating centers, virtual locations or geographically dispersed marketing and sales locations. Our Midland, Michigan site is the only U.S. facility with union representation for its approximately 55 hourly operations personnel, and employees at certain of our locations are represented by work councils. We consider relations with our personnel and the various labor organizations to be good. There have been no labor strikes or work stoppages in these locations in recent history.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Investor Relations section of our website, www.trinseo.com, as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission. We provide this website and the information contained in or connected to it for informational purposes only. That information is not part of this Annual Report.

Item 1A.    Risk Factors

Risks Related to Our Business

Our current level of indebtedness of our subsidiaries could adversely affect our financial condition.

As of December 31, 2015, our indebtedness totaled approximately $1,207.8 million.  This amount included our $300.0 million USD Notes and €375.0 million Euro Notes issued by our subsidiaries.  This amount also included our $496.4 million 2021 Term Loan B issued on May 5, 2015, when our subsidiaries entered into our Senior Credit Facility.

The Senior Credit Facility also includes our 2020 Revolving Facility. As of December 31, 2015, we had no borrowings and had $311.5 million (net of $13.5 million outstanding letters of credit) of funds available for borrowings under the 2020 Revolving Facility.  Several of our subsidiaries are also party to our Accounts Receivable Securitization Facility, for up to a total of $200.0 million in borrowings. As of December 31, 2015, there were no amounts outstanding, with approximately $123.4 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable. We are also a party to a short-term revolving credit facility through our subsidiary in China that provides uncommitted funds available for borrowing, subject to the availability of collateral.  We had no outstanding borrowings under this revolving credit facility as of December 31, 2015.

Our level of indebtedness could have important consequences, including:

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

In addition, a substantial portion of our subsidiaries current indebtedness is secured by substantially all of our assets, which may make it more difficult to secure additional borrowings at reasonable costs. If we default or declare bankruptcy, after these obligations are met, there may not be sufficient funds or assets to satisfy our subordinate interests, including those of our shareholders.

The terms of our subsidiaries’ indebtedness may restrict our current and future operations, particularly our ability to respond to change or to take certain actions.

The Indenture and the credit agreement governing the Borrowers’ Senior Credit Facility contain a number of covenants imposing certain restrictions on our subsidiaries’ businesses. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our subsidiaries’ ability to:

•	sell assets;
•	incur additional indebtedness;
•	pay dividends to Trinseo S.A.;
•	make investments or acquisitions;
•	incur liens;
•	repurchase or redeem capital stock;
•	engage in mergers or consolidations;
•	materially alter the business they conduct;
•	engage in transactions with affiliates; and
•	consolidate, merge or transfer all or substantially all of their assets.

The ability of our subsidiaries to comply with the covenants and financial ratios and tests contained in the Indenture and Credit Agreement, to pay interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility to fund liquidity needs in an amount sufficient to enable them to service their indebtedness. Furthermore, if we need additional capital for general corporate purposes or to execute on an expansion strategy, there can be no assurance that this capital will be available on satisfactory terms or at all.

A failure to repay amounts owed under the 2020 Revolving Facility or 2022 Senior Notes at maturity would result in a default. In addition, a breach of any of the covenants in the 2020 Revolving Facility or Indenture governing our 2022 Senior Notes or our inability to comply with the required financial ratios or limits could result in a default. If a default occurs, lenders may refuse to lend us additional funds and the lenders or noteholders could declare all of the debt and any accrued interest and fees immediately due and payable. A default under one of our subsidiaries debt agreements may trigger a cross-default under our other debt agreements.  For more information regarding our indebtedness and liquidity, please see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations—  Indebtedness and Liquidity.

To service our subsidiaries’ indebtedness, we will require a significant amount of cash. If we are unable to execute on our business strategy and generate significant cash flow, we may be unable to service our indebtedness and repay in full the notes at maturity.

To service their indebtedness, our subsidiaries will require a significant amount of cash. Our ability to generate cash flow and service these debt obligations will depend upon, among other things, our future financial condition and operating performance. These factors depend partly on economic, financial, competitive conditions and on certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our debt service obligations as well as fund necessary capital expenditures.

If our cash flows and capital resources are insufficient to fund these debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our subsidiaries’ indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow our subsidiaries to meet their scheduled debt service obligations. The Senior Credit Facility and the Indenture governing our 2022 Senior Notes restrict the ability of our subsidiaries to dispose of assets and the use of proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Therefore, our subsidiaries may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Despite our subsidiaries’ current levels of indebtedness, we may incur substantially more debt, which could further exacerbate the risks associated with our indebtedness.

Although the Senior Credit Facility and the indenture governing our 2022 Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Also, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in the Senior Credit Facility or the Indenture, such as operating leases and trade payables. If new debt is added to our subsidiaries’ current debt levels, the risks related to indebtedness that we now face could intensify.

Our joint ventures may not operate according to their business plans if we or our partners fail to fulfill our or their obligations, or differences in views among our joint venture partners result in delayed decisions, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

We currently participate in two joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture.

Differences in views among joint venture participants and our inability to unilaterally implement sales and productions strategies or determine cash distributions from our joint ventures may significantly impact short-term and longer term financial results, financial condition and the value of our ordinary shares.

Regulatory and statutory changes applicable to our raw materials and products and our customers’ products could require material expenditures, changes in our operations and could adversely affect our financial condition and results of operations.

Changes in environmental, health and safety regulations, in jurisdictions where we manufacture and sell our products, could lead to a decrease in demand for our products. In addition to changes in regulations, health and safety concerns could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products. Such a decrease in demand likely would have an adverse effect on our business and results of operations. Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, BPA and halogenated flame retardant are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns.

The federal Toxic Substances Control Act, or the TSCA, is the primary law in the U.S. governing the manufacture, processing, use and distribution of our chemicals. Among other things, under the TSCA, the EPA has the authority to (i) require testing of chemicals that may present an unreasonable risk of injury to health or the environment or are produced in substantial quantities, (ii) undertake pre-market review of, and impose restrictions as appropriate on, new chemicals prior to their commercial production and introduction into the marketplace, (iii) limit or prohibit the manufacture, use, distribution and disposal of existing substances, (iv) impose reporting and record keeping requirements to ensure continued access to new information on chemical substances, and (v) oversee export and import notice requirements. Other chemical control regimes continue to be enacted. The European Union’s REACH was followed by the enactment of similar chemical control laws in countries such as China, Japan, and Korea. These regulatory regimes currently require significant compliance expenditures by us, and changes applicable to our raw materials and products or our customers’ products could require significant additional expenditures by us, or changes in our operations.

Our products are also used in a variety of end-uses that have specific regulatory requirements such as those relating to products that have contact with food or medical device end-uses. We and many of the applications for the products in the end markets in which we sell our products are regulated by various national and local rules, laws and regulations, such as the TSCA. Changes in regulations could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. Changes in environmental and safety laws and regulations banning or restricting the use of these residual materials in our products, or our customers’ products, could adversely affect our results of operations and financial condition. Failure to appropriately manage safety, human health, product liability and environmental risks associated with our products, product life cycles and production processes could adversely impact employees, communities, stakeholders, our reputation and the results of our operations.

We may be subject to losses due to liabilities or lawsuits related to contaminated land we own or operate or arising out of environmental damage or personal injuries associated with exposure to chemicals or the release of chemicals.

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and analogous state and foreign laws are designed to address the problems associated with contaminated land, especially inactive and abandoned hazardous waste sites listed on the “National Priorities List”, or NPL. Under CERCLA and similar statutes, the current or former owner or operator of a property contaminated by hazardous substance releases is subject to strict, unlimited, joint, several and retroactive liability for the investigation and remediation of the property, and also may be liable for natural resource damages associated with the releases. We also face the risk that individuals could seek damages for personal injury due to exposure to chemicals at our facilities, chemicals which have been released from our facilities, chemicals otherwise owned or controlled by us, or chemicals which allegedly migrated from products containing our materials. Legal claims and regulatory actions could subject us to both civil and criminal penalties, which could affect our product sales, reputation and profitability.

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

Risks are inherent in the chemical business, particularly risks associated with safety, health and the environment. The U.S. Environmental Protection Agency’s (“EPA”) Risk Management Program (“RMP”) requires facilities that produce, handle, process, distribute or store certain highly hazardous chemicals to develop a risk management plan and program in the event of an accidental release of such chemicals. RMP also requires facilities to assess potential impacts to off-site populations in the event of a credible worst-case release and to document the policies, procedures, equipment and work practices in place to mitigate identified risks. Similar risk management requirements are imposed under the Emergency Planning and Community Right-to-Know Act, which contains chemical emergency response planning, accident release and other reporting and notification requirements applicable to our facility. In addition, we are subject to the Occupational Safety and Health Administration Process Safety Management standard, which requires the development of a program to manage workplace risks associated with highly hazardous chemicals. Similar laws apply to many of our international facilities. Failure to comply with such laws could subject us to both civil and criminal penalties, which could affect our product sales, reputation and profitability. We may be subject to claims with respect to workplace exposure, workers’ compensation and other health and safety matters.

Volatility in the cost of the raw materials utilized for our products or disruption in the supply of the raw materials may adversely affect our financial condition and results of operations.

Our results of operations can be directly affected positively and negatively by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (benzene, ethylene, butadiene, BPA and styrene) together represent approximately 56% of our total cost of goods sold. Volatility in the cost of these raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing also can affect the volume our customers consume. As a result, our gross profit and margins could be adversely affected.

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

In June 2010, we entered into long-term supply agreements (10 years) with Dow for critical raw materials ethylene, benzene, and butadiene. A five-year BPA contract has been extended until 2020. These raw materials and other less critical materials amount to approximately 29% of our raw materials (based on aggregate purchase price). The remainder is purchased via other third-party suppliers on a global basis. As our Dow contracts and other third-party contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or favorable to us, depending on market conditions, which may significantly impact our operations.

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

Prior to June 17, 2010, we were operated by Dow, which has provided and continues to provide services under certain agreements that are important to our business. For the years ended December 31, 2015, 2014, and 2013, purchases from and other charges paid to Dow and its affiliated companies (excluding those under the SAR MOSA AR MOD5 Agreement, and site services agreements) were approximately $999.4 million, $1,910.8 million,  and $2,030.3 million, respectively. For the years ended December 31, 2015, 2014, and 2013, sales to Dow and its affiliated companies were approximately $227.0 million, $343.8 million, and $294.7 million, respectively. For the years ended December 31, 2015, 2014, and 2013, we incurred expenses totaling $244.8 million, $285.2 million, and $306.2 million, respectively, under the SAR MOSA, AR MOD5 Agreement, and site services agreements (which include utilities), including $194.1 million, $233.7 million, and $235.1 million, respectively, for both the variable and fixed cost components of the site service agreements and $50.7 million, $51.5 million, $71.1 million, respectively, covering all other agreements.

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

We are party to certain license agreements with Dow relating to intellectual property that is essential to our business. Because of this relationship, we may have limited ability to expand our use of certain intellectual property beyond the field of the license or to police infringement that may be harmful to our business.

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

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. Potential hazards include the following: piping or storage tank leaks and ruptures; mechanical failures; employee exposure to hazardous substances; and chemical spills and other discharges or releases of toxic or hazardous substances or gases. There is also a risk that one or more of our key raw materials or one or more of our products may be found to have currently unrecognized toxicological or health-related impact on the environment or on our customers or employees. These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. If such actions are determined to be adverse to us, we may have inadequate insurance to cover such claims, or we may have insufficient cash flow to pay for such claims. Such an outcome could adversely affect our financial condition and results of operations.

Our end markets are highly competitive, and we may lose market share to other producers or to producers of other products that can be substituted for our products.

Our industry is highly competitive and we face significant competition from large international producers, as well as from smaller regional competitors. Competition is based on a number of factors, such as product quality, service and price. Our competitors may improve their competitive position in our core end-use markets by successfully introducing new products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. Additionally, increases in the costs of our primary raw materials, such as butadiene and styrene, could allow our competitors to offer products made from more cost effective chemistries. Some of our competitors may be able to drive down prices for our products if their costs are lower than our costs. Some of our competitors’ financial, technological and other resources may be greater than our resources and such competitors may be better able to withstand changes in market condition. Our competitors may be able to respond more quickly than we can to new or emerging technologies or changes in customer requirements. If we are unable to keep pace with our competitors’ product and manufacturing process innovations, our financial condition and results of operations could be materially adversely affected.

In addition, consolidation of our competitors or customers may result in reduced demand for our products or make it more difficult for us to compete with our competitors. If we are unable to successfully compete with other producers of our products or if other products can be successfully substituted for our products, our sales may decline.

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

Our business and operating results were severely affected by the global recession beginning in 2008. We continue to be impacted by turbulence in the credit markets, dislocations in the housing and commercial real estate markets, fluctuating commodity prices, volatile exchange rates and other challenges currently affecting the global economy and our customers. Instability in financial and commodity markets throughout the world has caused, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw materials costs, geopolitical issues and failure and the potential failure of major financial institutions. In addition, the ongoing sovereign debt crisis affecting various countries in the European Union is creating further uncertainties in the global credit markets. Deterioration in the financial and credit market heightens the risk of customer bankruptcies and delay in payment. We are unable to predict the duration of the current economic conditions or their effects on financial markets, our business and results of operations. If economic conditions deteriorate, our results of operations, financial condition and cash flows could be materially adversely affected.

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

The hazards and risks of disruption associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These potential risks of disruption include, but are not necessarily limited to:

•	pipeline and storage tank leaks and ruptures;
•	explosions and fires;
•	inclement weather and natural disasters;
•	terrorist attacks;
•	failure of mechanical, process safety and pollution control equipment;
•	chemical spills and other discharge or releases of toxic or hazardous substance or gases; and
•	exposure to toxic chemicals.

These hazards could expose employees, customers, the community and others to toxic chemicals and other hazards, contaminate the environment, damage property, result in personal injury or death, lead to an interruption or suspension of operations, damage our reputation and adversely affect the productivity and profitability of a particular manufacturing facility or us as a whole, and result in the need for remediation, governmental enforcement, regulatory shutdowns, the imposition of government fines and penalties and claims brought by governmental entities or third parties. Legal claims and regulatory actions could subject us to both civil and criminal penalties, which could affect our product sales, reputation and profitability. Although we have environmental, health and safety compliance and management systems to reduce potential risks and emergency response and crisis management plans in place, these systems and plans may not address or foresee all potential risks or causes of disruption.

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

We could be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations.

We are subject to taxes in Luxembourg, the U.S., and numerous other foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the European Union ("EU") state aid rules. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

Our operation is subject to various licenses, certificates, approvals and permits in different foreign jurisdictions. There is no assurance that we will be able to renew our licenses, certificates, approvals and permits upon their expiration. The eligibility criteria for such license, certificates, approvals and permits may change from time to time and may become more stringent. In addition, new requirements for licenses, certificates, approvals and permits may come into effect in the future. The introduction of any new and/or more stringent laws, regulation, licenses, certificates, approvals and permits requirements relevant to our business operations may significantly escalate our compliance and maintenance costs or may preclude us to continue with our existing operations or may limit or prohibit us from expanding our business. Any such event may have an adverse effect to our business, financial results and future prospects.

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability by us to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate its internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If we fail to remedy or maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. There can be no assurance that we will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that our management and external auditors will continue to conclude that the Company's internal controls are effective.

Our business involves risk of exposure to product liability claims.

Even though we are generally a materials supplier rather than a manufacturer of finished goods, the development, manufacture and sales of specialty emulsion polymers and plastics by us involve inherent risks of exposure to product liability claims, product recalls and related adverse publicity. While we attempt to protect ourselves from such claims and exposures by our adherence to standards and specifications and in our contractual negotiations, there can be no assurance that our efforts in this regard will ultimately protect us from any such claims. For instance, a customer may attempt to seek contribution from us due to a product liability claim brought against them by a consumer, or a consumer may bring a product liability claim directly against us. A product liability claim or judgment against us could result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management’s attention from other responsibilities. A successful product liability claim or series of claims against us in excess of our insurance coverage payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations.

The insurance that we maintain may not fully cover all potential exposures.

We maintain insurance typical of similarly situated companies in our industry but such insurance may not cover all risks associated with the operation of our business or our manufacturing process and the related use, storage and transportation of raw materials, products and wastes in or from our manufacturing sites or our distribution centers. While we have purchased what we deem to be adequate limits of coverage and broadly worded policies, our coverage is subject to limitations, including self-insured retentions or deductibles and maximum limits and liabilities covered. Notwithstanding diligent efforts to successfully procure specialty coverage for environmental liability and remediation, we may incur losses beyond the limits or outside the terms of coverage of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemicals industry have not been available on commercially acceptable terms or, in some cases, at all. We are potentially at additional risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain.

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

Our performance is substantially dependent on the performance of our senior management team, including Christopher D. Pappas, our President and Chief Executive Officer, who is also currently acting as our Interim Chief Financial Officer. At this time, we are also actively recruiting for a Chief Financial Officer.  Although we engage in executive succession planning and have entered into agreements with each member of our senior management team that restrict their ability to compete with us should they decide to leave our Company, we cannot be sure that any member of our senior management team will remain with us, or that they will not seek to compete with us in the future. The loss of members of our senior management team or our inability to hire qualified management personnel in a timely manner could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce revenue, or lead to employee morale problems and/or the loss of additional key employees.

Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed are the euro, the British pound, Chinese renminbi, Indian rupee, Korean won, Brazilian real, and Swedish krona.

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

We incur currency translation risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity.  From time to time, we enter into foreign exchange forward contracts to hedge fluctuations associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations.  However, attempts to hedge against foreign currency fluctuation risk may be unsuccessful and result in an adverse impact to our operating results.  Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency translation risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

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

We may also opportunistically pursue dispositions of certain assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of the credit agreement governing our Senior Credit Facility and the Indenture, we may be required to apply the proceeds of the sale to repay any borrowings under our Senior Credit Facility or our 2022 Senior Notes.

Because our business operations are conducted entirely through our subsidiaries and joint ventures, we are largely dependent on our receipt of distributions and dividends or other payments from our subsidiaries and joint ventures for cash to fund all of our operations and expenses.

Trinseo S.A., and its subsidiaries and the issuers of its outstanding debt, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc., are each holding companies without business operations. Therefore, our revenues are generated through business conducted through other operating subsidiaries and joint ventures. As a result, our subsidiaries’ ability to service their debt or to make future dividend payments, if any, is largely dependent on the earnings of our operating subsidiaries and joint ventures and the payment of those earnings to them in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our operating subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations. Furthermore, the Credit Agreement governing our Senior Credit Facility and the Indenture for the 2022 Senior Notes does restrict the ability of our operating subsidiaries to pay dividends or otherwise transfer assets to us. In addition, each of our subsidiaries and joint ventures is a distinct legal entity.  Therefore, there may be significant tax and other legal or regulatory developments in the future that may impact the ability of foreign subsidiaries or joint ventures to continue to remit money to us.

Americas Styrenics LLC, which is one of our joint ventures, is among the parties subject to an ongoing government antitrust investigation by the United States Postal Service Office of Inspector General, and the United States Department of Justice, involving the polystyrene market in North America, the results of which could have a material adverse effect on our business, financial condition and results of operations.

In May 2015, Americas Styrenics, our 50%-owned joint venture, received a subpoena from the United States Postal Service Office of Inspector General in coordination with the U.S. Department of Justice (collectively the “Government”) requesting documents regarding its involvement and participation in the market for polystyrene.  The subpoena received by Americas Styrenics does not seek information regarding the market for styrene monomer.  The Government has informed Americas Styrenics that similar subpoenas have been sent to other companies that operate in the polystyrene market.

Under the joint venture agreement, we granted Americas Styrenics the exclusive rights to manufacture and sell polystyrene in North America and South America.  Equity earnings attributable to Americas Styrenics was $135.3 million, $50.3 million, and $39.4 million in 2015, 2014 and 2013, respectively.  We estimate that the contribution to Trinseo’s equity earnings from Americas Styrenics’ polystyrene business was approximately 55% in 2015, approximately 87% in 2014 and approximately 0% in 2013.  This translates to a contribution from Americas Styrenics’ polystyrene business to Trinseo’s Adjusted EBITDA of approximately 15% in 2015, approximately 17% in 2014 and approximately 0% in 2013.

We understand that Americas Styrenics is fully cooperating with the Government’s investigation and has delivered all requested documents in response to the subpoena.  Further, Americas Styrenics has informed us that it has completed its own internal investigation and is unaware of any improper activity.  We have reviewed the substance of Americas Styrenics’ internal investigation and, based on this information, have no reason to believe any improper activity occurred.  Furthermore, we believe that the industry dynamics present in the polystyrene market are consistent with legitimate competitive market activity and not the result of anti-competitive actions or activity.

Notwithstanding our current understanding of the facts, this matter remains open with the Government and there can be no assurance that other facts will not come to light that result in Americas Styrenics being determined to have violated applicable law.  As a result, we are unable to make any predictions regarding the ultimate outcome of the investigation.  Other than the subpoena, to date there has been no complaint or demand of Americas Styrenics by the Government regarding the matters that are the subject of the investigation.  In addition, to date we have not been served with a subpoena in connection with this ongoing investigation nor have we otherwise been contacted by the Government or other enforcement authorities.  However, there is no assurance that we won’t be served with a subpoena or otherwise become involved in this investigation in the future.

Based on its findings in the investigation, the Government may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against Americas Styrenics for violating the antitrust laws, seeking injunctive or monetary relief. If injunctive and/or monetary relief were granted, depending on its scope, it could affect the manner in which Americas Styrenics’ business is operated and potentially force changes to Americas Styrenics’ business practices or operations.  In addition, Americas Styrenics and its executives could be subject to criminal prosecution and if Americas Styrenics is found to have violated one or more laws, it could be subject to a variety of fines, penalties, and related administrative sanctions and private plaintiffs may seek treble damages. Private plaintiffs may emerge and seek recourse against us, merely as a joint venture owner of Americas Styrenics, and if this investigation continues over a long period of time, it could divert the attention of Americas Styrenics and our management from day-to-day operations and impose significant administrative burdens.  Any of these consequences could damage Americas Styrenics’ and our reputation and impair Americas Styrenics’ ability to conduct its business, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our industry and the end markets into which we sell our products experience periodic technological changes and ongoing product improvements. Our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end markets, and upon our ability to successfully develop, manufacture and market products in such changing end markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with these materials, and our customers may not accept any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

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

It is our policy to enter into confidentiality agreements with our employees and third parties to protect our confidential proprietary manufacturing know how, technological innovations, proprietary business information and other trade secrets, but our confidentiality agreements could be breached and may not prevent our manufacturing know how and other trade secrets from being misappropriated by others. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing know how. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or by legal means of access.

We have registered and applied for registration of certain service marks and trademarks, and will continue to evaluate the registration and maintenance of additional service marks and trademarks. We have registered the trademark TRINSEO™ in countries throughout the world and have adopted this trademark as a “house” brand for all of our products. As a general matter with respect to our trademarks, the applicable governmental authorities may not approve our pending applications. A failure to obtain, or maintain, trademark registrations in the United States and in other countries could limit our ability to protect and enforce our trademarks and impede our marketing efforts in those jurisdictions. Moreover, third parties may seek to oppose our applications or otherwise challenge the resulting registrations. In the event that any of our trademarks are successfully challenged, we could be forced to rebrand our products or lose product differentiations that our use of the trademarks has created in the marketplace, which could result in loss of brand recognition or customer loyalty or goodwill and could require us to devote resources to advertising and marketing new brands and the development of new products.

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

We continually seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually strive to avoid infringing. Although it is our policy and intention not to infringe valid patents of which we are aware, we cannot provide assurances that our processes and products and other activities do not and will not infringe issued patents (whether present or future) or other intellectual property rights belonging to others, either in the United States. There nonetheless could be third-party patents that cover our products, processes or technologies, and it is possible that we could be liable for infringement of such patents and could be required to take remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products that are found to be infringing. We may also be subject to indemnity claims by our business partners arising out of claims of their alleged infringement of the patents, trademarks and other intellectual property rights of third parties in connection with their use of our products. Intellectual property litigation often is expensive and time-consuming, regardless of the merits of any claim, and our involvement in such litigation could divert our management’s attention from operating our business. If we were to discover that any of our processes, technologies or products infringe on the valid intellectual property rights of others, we might determine to obtain licenses from the owners of these rights or to modify our processes or technologies or re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to modify our processes or technologies or re-engineer our products in a manner that is successful in avoiding infringement. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products and could have an adverse effect on our financial condition and results of operations.

Data security breaches could compromise sensitive information related to our business, which could adversely affect our business and our reputation.

Cyberattacks or data security breaches could compromise confidential, business critical information or cause a disruption in our operations. We have attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. We face an ever growing risk of attack from outside our organization (including attack by organized crime, so-called “hacktivists,” and state-sponsored actors) using sophisticated technical and non-technical methodologies (including social engineering and “spear phishing” attacks). We also face risks from internal threats to information security, such as from negligent or dishonest employees or consultants. A successful cyberattack or other breach of security could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on our financial results. Furthermore, in addition to using our own systems and infrastructure, we use information systems and infrastructure operated by third-party service providers, including Dow. If our third-party service providers experience an information security breach, depending on the nature of the breach, it could compromise confidential, business critical information or cause a disruption in our operations.

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

In addition, as of December 31, 2015, approximately 16% of our employees in United States are members of a union and subject to a collective bargaining agreement. We are required to consult with and seek the consent or advice of the unions or works’ councils that represent our employees for certain of our activities. This requirement could have a significant impact on our flexibility in managing costs and responding to market changes. Furthermore, there can be no assurance that we will be able to negotiate labor agreements with our unionized employees in the future on satisfactory terms. If those employees were to engage in a strike, work stoppage or other slowdown, or if any of our other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our financial condition and results of operations.

As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We have significant operations in foreign countries, including manufacturing facilities, R&D facilities, sales personnel and customer support operations. As of December 31, 2015, we operated, or others operated on our behalf, 34 manufacturing plants (which include a total of 80 production units) at 26 sites around the world, including in Colombia, Germany, The Netherlands, Belgium, Italy, Finland, Sweden, China, South Korea, Indonesia, Japan and Taiwan, in

addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

Our operations in developing markets could expose us to political, economic and regulatory risks that are greater than those we may face in established markets. Further, our international operations require us to comply with a number of United States and international regulations. For example, we must comply with the Foreign Corrupt Practices Act (“FCPA”) which prohibits companies or their agents and employees from providing anything of value to a foreign official, or agent thereof, for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We operate in some nations that have experienced significant levels of governmental corruption. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on our ability to conduct business in certain foreign jurisdictions or reputational damage, and our results of operations and financial condition could be materially and adversely affected.

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2015, we had recorded a total of $31.1 million of goodwill. An adverse change in economic or market conditions, changes in technology, changes in competitive conditions and customer preferences, particularly if such changes have the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill. Any such material charges may negatively impact our operating results.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our cash and cash equivalents, together with cash we expect to generate from operations and availability under our Senior Credit Facility, which includes a new revolving facility, provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively.

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

Risks Related to Our Ordinary Shares

We are a “controlled company” within the meaning of the New York Stock Exchange listing rules and, as a result, we qualify for, and will continue to rely on, exemptions from certain corporate governance requirements.

We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements.

As of December 31, 2015, the Company did not have a majority of its board of director consist of independent directors, and our compensation and nominating/corporate governance committees did not consist entirely of independent directors. We intend to continue to utilize some of these exemptions, until we are no longer a controlled

company.   Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

As a controlled company our Parent has significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As long as our Parent continues to beneficially own more than 50% of the voting power of our ordinary shares, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional ordinary shares or other equity securities, the repurchase or redemption of ordinary shares and the payment of dividends. Similarly, our Parent has the power to determine matters submitted to a vote of our shareholders without the consent of our other shareholders, can prevent a change in our control, and can take other actions that might be favorable to it. Even if its ownership falls below 50%, our Parent and its affiliates may continue to be able to strongly influence or effectively control our decisions.

Additionally, certain affiliates of our Parent are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

In addition to our Parent’s beneficial ownership of a controlling percentage of our ordinary shares, our articles of association and Luxembourg law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our shareholders. These provisions include a staggered board of directors, the ability of the board of directors to approve a merger or other acquisition and to issue additional ordinary shares without shareholder approval that could be used to dilute a potential hostile acquirer. As a result, you may lose your ability to sell your ordinary shares for a price in excess of the prevailing market price due to these protective measures, and efforts by shareholders to change the direction or management of the company may be unsuccessful.

Pursuant to Luxembourg corporate law, existing shareholders are generally entitled to preemptive subscription rights in the event of capital increases and issues of shares against cash contributions. However, our board of directors is authorized to waive, limit or suppress such pre-emptive subscription rights until May 13, 2019.  Furthermore, our shareholders may renew, expand or amend this authorization, which could result in the extension of the waiver beyond the initial five year period, at a future general meeting of shareholders.

In addition, our board of directors is authorized to acquire and sell issued ordinary shares subject to certain price and ownership restrictions until May 14, 2019.  At a future general meeting of our shareholders, our shareholders may renew, expand or amend this authorization. These limitations on share repurchases may have the effect of limiting the terms and duration of any potential share repurchase program or other repurchase transaction.

Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.

Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued ordinary shares, including shares issuable upon the exercise of options. Issuances of ordinary shares would reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

Because Luxembourg law places certain restrictions on our ability to pay dividends and make other cash distributions to shareholders, you may not receive any return on investment unless you sell your ordinary shares for a price greater than that which you paid for it.

Under Luxembourg law, cash dividends must be paid from statutory accounting profits and approved by shareholders.  Trinseo S.A. does not have statutory accounting profits as a holding company without operations. Additionally, cash distributions may be made to shareholders through the repayment of shareholder equity.  The board of directors’ authority to make such repayments of equity is subject to shareholder approval.  Equity repayments are utilizing Trinseo S.A.’s distributable reserves, which is generally its statutory share premium less minimum legal reserves.

Even if shareholder approvals are received and statutory requirements are satisfied to pay dividends or make other cash distributions, we may retain future earnings, if any, for future operations, expansion and debt repayment. Any decision to declare and pay dividends or make other distributions to shareholders, including the repayment of shareholder equity, in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. Even if the board chooses to pay a dividend or make a cash distribution to shareholders, it does not guarantee it will continue to do so in the future. As a result, you may not receive any return on an investment in our ordinary shares unless you sell our ordinary shares for a price greater than that which you paid for them.

Item 1B.    Unresolved Staff Comments

None.

 Item 2.    Properties

We own and operate 62 production units at 18 sites around the world. In addition, we source products from another 16 production units at 8 joint venture sites and two production units at a Dow site. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2015.

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Berwyn	USA (PA)	Leased	Global operating headquarters
Hong Kong	Hong Kong	Leased	Administrative office
Horgen	Switzerland	Leased	Administrative office
Midland	USA (MI)	Leased	Administrative office
Sao Paolo	Brazil	Leased	Administrative office

Production Sites
Allyn’s Point*	USA (CT)	Owned	Latex	Latex
Boehlen**	Germany	Leased	Styrene monomer	Basic Plastics & Feedstocks
Dalton	Georgia	Owned	Latex	Latex
Guaruja**	Brazil	Leased	Latex	Latex
Hamina	Finland	Owned	Latex	Latex
Hsinchu	Taiwan	Owned	Compounds and blends	Performance Plastics
Limao	Brazil	Leased	Compounds and blends	Performance Plastics
Livorno	Italy	Owned	Latex	Latex
Merak++	Indonesia	Owned	Latex, Polystyrene	Latex, Basic Plastics & Feedstocks
Midland**	USA (MI)	Leased	ABS, Latex, PC, Compounds and blends	Latex, Performance Plastics, Basic Plastics & Feedstocks
Norrkoping	Sweden	Owned	Latex	Latex
Rheinmunster**	Germany	Leased	Latex	Latex
Schkopau**	Germany	Leased	ESBR, SSBR, PBR, Polystyrene	Synthetic Rubber, Basic Plastics & Feedstocks
Stade**	Germany	Leased	PC, Compounds and blends	Performance Plastics, Basic Plastics & Feedstocks
Terneuzen**	The Netherlands	Leased	Compounds and blends, Latex, Styrene, ABS, Polystyrene	Latex, Performance Plastics, Basic Plastics & Feedstocks
Tessenderlo**	Belgium	Leased	Polystyrene	Basic Plastics & Feedstocks
Tsing Yi+	Hong Kong	Leased	Polystyrene	Basic Plastics & Feedstocks
Ulsan	Korea	Owned	Latex	Latex
Zhangjiagang**	China	Leased	Latex	Latex

R&D Facilities
Samstagern	Switzerland	Leased	Latex	Latex

Joint Ventures
Americas Styrenics
Allyn’s Point	USA (CT)	Leased	Polystyrene	Basic Plastics & Feedstocks
Cartegena	Colombia	Owned	Polystyrene	Basic Plastics & Feedstocks
Hanging Rock	USA (OH)	Leased	Polystyrene	Basic Plastics & Feedstocks
Joliet	USA (IL)	Owned	Polystyrene	Basic Plastics & Feedstocks
Marietta	USA (OH)	Owned	Polystyrene	Basic Plastics & Feedstocks
St. James	USA (LA)	Owned	Styrene monomer	Basic Plastics & Feedstocks
Torrance	USA (CA)	Leased	Polystyrene	Basic Plastics & Feedstocks

Sumika Styron Polycarbonate
Nihama	Japan	Owned	Polycarbonate	Basic Plastics & Feedstocks

*Shared site with Americas Styrenics. Our Allyn’s Point latex production site was closed at the end of 2015.

**Facility co-located with Dow facilities under ground lease agreements. Plant facilities are owned by us.

+Facility located on property owned by the applicable government.

++Facility located on property under certification with right to build.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares have been listed on the New York Stock Exchange, or NYSE, under the ticker symbol “TSE” since June 12, 2014. Prior to that time there was no public market for our ordinary shares. The closing price of our ordinary shares, as reported by the NYSE, on March 9, 2016 was $34.58. The following table sets forth the high and low sales prices per share of our ordinary shares, as reported by the NYSE, for the full quarterly periods indicated.

	Price Range
	High	Low
2015
Quarter ended March 31, 2015	$20.76	$14.14
Quarter ended June 30, 2015	$30.44	$19.42
Quarter ended September 30, 2015	$33.69	$23.46
Quarter ended December 31, 2015	$32.96	$24.80

2014
Quarter ended June 30, 2014(1)	$22.99	$20.00
Quarter ended September 30, 2014	$21.78	$15.54
Quarter ended December 31, 2014	$18.84	$11.92
(1)	Represents period from June 12, 2014, the date of our initial public offering, through the end of the quarter.

Holders

As of March 9, 2016, there were 2 holders of our ordinary shares and approximately 48,777,934 ordinary shares issued and outstanding. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 4,500 beneficial holders.

Dividends

In the last two fiscal years we have not declared or paid dividends or other cash distributions on our ordinary shares. Instead, we have retained earnings to fund the development and growth of our business and to repay indebtedness.   Payment of dividends on our ordinary shares is subject to the determination and declaration by our board of directors, and under Luxembourg law the approval of our shareholders. Luxembourg law also limits the amounts that may be distributed to our shareholders.  Under Luxembourg law, cash dividends must be paid from statutory accounting profits and approved by shareholders.  Trinseo S.A. does not have statutory accounting profits as a holding company without operations.

Luxembourg law also permits cash distributions to shareholders through the repayment of shareholder equity.  The amount of this distribution may not cause the annual non-consolidated statutory net assets of Trinseo S.A. to fall below the aggregate of its issued and subscribed share capital and legal reserves. We are considering requesting from our shareholders the authority for our board of directors to make equity repayments at our next annual meeting.  Nevertheless, even if we receive this authorization from our shareholders, it does not require that our board of directors declare and make an equity repayment, or guarantee that they will do so in the future.

Because we are a holding company, our ability to pay dividends on our ordinary shares is also limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us, including restrictions under the terms of the Credit Agreement governing our subsidiaries’ indebtedness. At this time, these restrictions are not material and there is sufficient capacity under existing restricted payment criteria under the Senior Credit Facility and Indenture to meet our anticipated requirements should the Company elect to declare dividends or another cash distribution to shareholders.  Additionally, our subsidiaries are located in a variety of jurisdictions, so we can give no assurances that our subsidiaries will not face future transfer restrictions due to regulatory changes or other reasons beyond our control.

Any future determination to pay dividends or make other distributions to our shareholders will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our indebtedness and applicable Luxembourg law, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. Further discussion of these restrictions is included in Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Securities Authorized for Issuance under Equity Compensation Plans

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2015 with respect to compensation plans under which ordinary shares of the Company may be issued.

	Number of securities to		Weighted-average		Number of securities remaining
	be issued upon exercise		exercise price of		available for future issuance under
	of outstanding options,		outstanding options,		equity compensation plans (excluding
	warrants and rights		warrants and rights		securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	971,151	(1)	$ 18.20	(2)	3,528,849
Equity compensation plans not approved by security holders	—		—		—
Total	971,151		$ 18.20		3,528,849

(1)

Includes 412,410 restricted share units and 558,741 options to purchase shares that have been granted under the approved Trinseo S.A. 2014 Omnibus Incentive Plan and remain outstanding as of December 31, 2015.  The restricted share awards will result in the issuance of shares immediately upon vesting, while the options to purchase shares will result in securities to be issued upon exercise.

(2)	Represents the weighted-average exercise price of the above-mentioned options to purchase shares.

Performance Graph

The following performance graph reflects the comparative changes in the value from June 12, 2014, the first trading day of our ordinary shares on the NYSE, through December 31, 2015, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our ordinary shares, (2) the S&P 500 Index, and (3) the S&P Small Cap 600 Chemicals Index. The share price performance shown in the graph is not necessarily indicative of future price performance.

Luxembourg Tax Considerations

Tax Regime Applicable to Capital Gains Realized Upon Disposal of Shares

The following is a summary discussion of the material Luxembourg tax considerations of the acquisition, ownership and disposition of your ordinary shares that may be applicable to you. It is not intended to be, nor should it be construed to be, legal or tax advice. This discussion is based on Luxembourg laws and regulations as they stand on the date of this  report and is subject to any change in law or regulations or changes in interpretation or application thereof (and which may possibly have a retroactive effect). Investors should therefore consult their own professional advisers as to the effects of state, local or foreign laws and regulations, including Luxembourg tax law and regulations, to which they may be subject. As used herein, a “Luxembourg individual” means an individual resident in Luxembourg who is subject to personal income tax (impôt sur le revenu) on his or her worldwide income from Luxembourg or foreign sources, and a “Luxembourg corporate holder” means a company (that is, a fully taxable collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law) resident in Luxembourg subject to corporate income tax (impôt sur le revenu des collectivités) on its worldwide income from Luxembourg or foreign sources. For purposes of this discussion, Luxembourg individuals and Luxembourg corporate holders of our ordinary shares are collectively referred to as “Luxembourg Holders.” A “non-Luxembourg Holder” means any investor in our ordinary shares other than a Luxembourg Holder.

Luxembourg individual holders. For Luxembourg individuals holding (together, directly or indirectly, with his or her spouse or civil partner or minor children) 10% or less of the share capital of Trinseo, capital gains will only be taxable if they are realized on a sale of shares, which takes place before their acquisition or within the first six months following their acquisition. The capital gain or liquidation proceeds will be taxed at progressive income tax rates (ranging from 0 to 50.0% in 2015).

For Luxembourg individuals holding (together with his/her spouse or civil partner and minor children) directly or indirectly more than 10% of the capital of Trinseo, capital gains will be taxable at a special rate, if the disposal or liquidation takes place:

•	within six months from the acquisition, the capital gain or liquidation proceeds will be taxed at progressive income tax rates (ranging from 0 to 40.0%).
•

after six months from the acquisition, the capital gain or the liquidation proceeds will be taxed at a reduced tax rate corresponding to half of the investor’s global tax rate and EUR 50,000 (doubled for taxpayers filing jointly) of gains realized over a ten-year period are exempt from taxation.

Luxembourg corporate holders. Capital gains realized upon the disposal of shares by a Luxembourg corporate holder will in principle be subject to corporate income tax and municipal business tax. The combined applicable rate (including an unemployment fund contribution) is 29.22% for the fiscal year ending 2015 for a Luxembourg corporate holder established in Luxembourg-City. An exemption from such taxes may be available to the Luxembourg corporate holder pursuant to Article 166 of the Luxembourg Income Tax law subject to the fulfillment of the conditions set forth therein. The scope of the capital gains exemption may be limited in the cases provided by the Grand Ducal Decree of December 21, 2001.

Non-Luxembourg Holders

An individual non-Luxembourg Holder of shares will only be subject to Luxembourg taxation on capital gains arising upon disposal of such shares if such holder has (together with his or her spouse or civil partner and underage children) directly or indirectly held more than 10% of the capital of Trinseo, at any time during the five years preceding the disposal, and either (i) such holder has been a resident of Luxembourg for tax purposes for at least 15 years and has become a non-resident within the five years preceding the realization of the gain, subject to any applicable tax treaty, or (ii) the disposal of shares occurs within six months from their acquisition (or prior to their actual acquisition), subject to any applicable tax treaty. If we and a U.S. relevant holder are eligible for the benefits of the Convention Between the Government of the Grand Duchy of Luxembourg and the Government of the United States for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (the “Luxembourg-U.S. Treaty”), such U.S. relevant holder generally should not be subject to Luxembourg tax on the gain from the disposal of such shares unless such gain is attributable to a permanent establishment of such U.S. relevant holder in Luxembourg. Subject to any restrictions imposed by the substantially and regularly traded clause in the limitation on benefits article of the Luxembourg-U.S. treaty, we expect to be eligible for the benefits of the Luxembourg-U.S. Treaty.

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

No withholding tax applies if the distribution is made to (i) a Luxembourg resident corporate holder (that is, a fully taxable collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law), (ii) a corporation which is resident of a Member State of the European Union and is referred to by article 2 of the Council Directive of July 23, 1990 concerning the common fiscal regime applicable to parent and subsidiary companies of different member states (90/435/EEC), (iii) a corporation or a cooperative resident in Norway, Iceland or Liechtenstein and subject to a tax comparable to corporate income tax as provided by Luxembourg Income Tax Law, (iv) a corporation resident in Switzerland which is subject to corporate income tax in Switzerland without benefiting from an exemption, (v) a corporation subject to a tax comparable to corporate income tax as provided by Luxembourg Income Tax Law which is resident in a country that has concluded a tax treaty with Luxembourg and (vi) a Luxembourg permanent establishment of one of the above-mentioned categories, provided each time that at the date of payment, the holder has held or commits itself to continue to hold directly or through a tax transparent vehicle, during an uninterrupted period of at least twelve months, shares representing at least 10% of the share capital of Trinseo or which had an acquisition price of at least EUR 1,200,000.

Equity Repayment.  The repayment of equity, by the Company is not treated as a dividend distribution under Luxembourg law, and therefore is not subject to any withholding tax, provided: (i) the Company has no statutory reserves or profits at the Company level, and (ii) the capital decrease is motivated by sound business reasons. The Company did not have any statutory profits or reserves as of December 31, 2015. In case the Company does not have sound business reasons to provide a repayment of equity, the entire amount repaid will be subject to a 15% withholding tax, unless the conditions for an exemption or a reduction from the withholding tax on dividends set forth above are met.

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

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial and operating data and other information. The historical results of operations data for the years ended December 31, 2015, 2014, and 2013, and the historical balance sheet data as of December 31, 2015 and 2014 presented below were derived from our audited consolidated financial statements and the related notes thereto included elsewhere within this Annual Report. The historical results of operations data for the years ended December 31, 2012, and 2011 and the historical balance sheet data as of December 31, 2013, 2012, and 2011 were derived from our audited financial statements and the related notes thereto not included within this Annual Report. Our historical results are not necessarily indicative of the results to be expected for any future periods.

You should read the information contained in this table in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and the related notes thereto included elsewhere in this Annual Report.

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements.

	Year Ended
	December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales(1)	$3,971.9	$5,128.0	$5,307.4	$5,451.9	$6,192.9
Cost of sales(1)	3,502.8	4,830.6	4,949.4	5,115.2	5,797.3
Gross profit	469.1	297.4	358.0	336.7	395.6
Selling, general and administrative expenses	208.0	232.6	216.9	182.0	308.6
Equity in earnings of unconsolidated affiliates	140.2	47.7	39.1	27.1	23.9
Operating income	401.3	112.5	180.2	181.8	110.9
Interest expense, net	93.2	124.9	132.0	110.0	111.4
Loss on extinguishment of long-term debt(2)	95.2	7.4	20.7	—	55.7
Other expense (income), net	9.1	27.8	27.9	24.0	(20.1)
Income (loss) before income taxes	203.8	(47.6)	(0.4)	47.8	(36.1)
Provision for income taxes	70.2	19.7	21.8	17.5	39.8
Net income (loss)	$133.6	$(67.3)	$(22.2)	$30.3	$(75.9)
Weighted average shares— basic	48.8	43.5	37.3	16.1	0.1
Net income (loss) per share— basic	$2.74	$(1.55)	$(0.60)	$1.88	$(543.95)
Weighted average shares— diluted	49.0	43.5	37.3	16.1	0.1
Net income (loss) per share— diluted	$2.73	$(1.55)	$(0.60)	$1.88	$(543.95)

	Year Ended
	December 31,
(in millions)	2015	2014	2013	2012	2011
Other Financial Data:
Depreciation and amortization	$96.8	$103.7	$95.2	$85.6	$101.6
Capital expenditures, net of subsidy(3)	107.1	98.6	54.8	112.4	99.8
Balance Sheet Data:
Cash and cash equivalents	$431.3	$220.8	$196.5	$236.4	$245.3
Working capital(4)	839.8	748.7	810.2	778.1	765.2
Total assets	2,284.6	2,356.1	2,574.8	2,665.7	2,576.6
Debt	1,207.8	1,202.2	1,336.4	1,453.6	1,651.4
Total liabilities	1,895.6	2,035.3	2,231.6	2,374.0	2,456.0
Total shareholders’ equity	389.0	320.9	343.2	291.7	120.5

(1)

Net sales and cost of sales increase or decrease based on fluctuations in raw material prices. Consistent with industry practice, and as permitted under agreements with many of our customers, raw material price changes are generally passed through to customers by means of corresponding price changes.

(2)

For the year ended December 31, 2015, the loss on extinguishment of debt of $95.2 million related to the Company’s debt refinancing in May 2015, and was comprised of both a call premium and the write-off of unamortized deferred financing fees. For the year ended December 31, 2014, the loss on extinguishment of debt related to the July 2014 redemption of $132.5 million in aggregate principal amount of the 2019 Senior Notes, using of portion of the proceeds from our initial public offering. For the year ended December 31, 2013, the loss on extinguishment of debt related to the January 2013 amendment of our 2018 Senior Secured Credit Facility and the repayment of $1,239.0 million of  outstanding Term Loans. For the year ended December 31, 2011, the loss on extinguishment of debt related to the February 2, 2011 amendment of our 2018 Senior Secured Credit Facility.

(3)

Represents capital expenditures, net of government subsidies received for SSBR expansion of $2.2 million, $18.8 million and $6.1 million for the years ended December 31, 2015, 2013 and 2012, respectively. No government subsidies were received in the years ended December 31, 2014 and 2011. For the year ended December 31, 2014, capital expenditures include approximately $26.1 million for the reacquisition of production capacity rights at the Company’s rubber production facility in Schkopau, Germany.

(4)	Working capital is defined as current assets minus current liabilities.

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

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements.

2015 Highlights

The full year 2015 was excellent for Trinseo, noting record net income of $133.6 million, Adjusted EBITDA of $492.0 million, and Adjusted EBITDA excluding inventory revaluation of $550.3 million.  This included continued strong performance from our Performance Materials division, as well as record results from our Basic Plastics & Feedstocks division.  We continued to focus efforts on investing in growth areas, reducing costs through streamlining of our portfolio and asset footprint, generating cash, and improving our net leverage and reducing interest expense.  Other highlights of 2015 are described below.

New Reporting Segments

Effective January 1, 2015, the Company was reorganized under two new divisions called Performance Materials and Basic Plastics & Feedstocks. The Performance Materials division now includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics. The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes and includes styrenic polymers, PC, and styrene monomer. In addition, the Basic Plastics & Feedstocks division includes the results of our two 50%-owned joint ventures, Americas Styrenics and Sumika Styron Polycarbonate. This new organizational structure better reflects the nature of the Company by grouping together segments with similar strategies, business drivers and operating characteristics.  For more information about our reporting segments refer to Item 1—Business.

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

Also on May 5, 2015, the Borrowers entered into the Senior Credit Facility, which provides senior secured financing of up to $825.0 million.  This facility provides for senior secured financing consisting of a (i) $325.0 revolving credit facility, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility maturing in May 2020 and (ii) $500.0 million senior secured 2021 Term Loan B. The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.

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

Allyn’s Point Plant Shutdown

In September 2015, the Company announced its plan to close its Allyn’s Point latex manufacturing facility in Gales Ferry, Connecticut, due to continuing declines in the coated paper industry in North America.  This plan is part of a program to reduce costs in the business by a $5.0 million run rate in 2016. Production at the facility ceased at the end of 2015, followed by decommissioning and demolition expected in 2016.

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
•

fluctuations in raw material input costs and our ability to pass those on to customers, including the effects of a generally 30 to 60-day delay (or greater) in changes to our product prices in our Latex segment, Synthetic Rubber segment, Performance Plastics segment and parts of our Basic Plastics & Feedstocks segment following changes to the relevant raw material prices affect our sales margins;

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

•	other administrative expenses, including expenses related to logistics, information systems and legal and accounting services;
•	general advertising expenses;
•	research and development expenses; and
•	other selling expenses, such as expenses incurred in connection with travel and communications.

Changes in SG&A expense as a percent of net sales have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher sales;
•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;
•	changes in our customer base, as new customers may require different levels of sales and marketing attention;
•	new product launches in existing and new markets, as these launches typically involve more intense sales activity before they are integrated into customer applications;
•	customer credit issues requiring increases to the allowance for doubtful accounts; and
•	the implementation of cost control measures, including costs incurred in conjunction with restructuring activities, aimed at improving productivity and overall profitability.

Interest expense, net

Interest expense, net consists primarily of interest expense on institutional borrowings and other financing obligations. Interest expense, net also includes the amortization of deferred financing fees and debt discount associated with our financing agreements offset by interest income primarily associated with cash-on-hand. Factors affecting interest expense include fluctuations in the market interest rate, our borrowing activities and our outstanding debt balances.

Provision for income taxes

We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, changes to the debt and equity capitalization of our subsidiaries and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and the Company as a whole.

Results of Operations

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Year Ended
	December 31,
(in millions)	2015	2014	2013
Net sales	$3,971.9	$5,128.0	$5,307.4
Cost of sales	3,502.8	4,830.6	4,949.4
Gross profit	469.1	297.4	358.0
Selling, general and administrative expenses	208.0	232.6	216.9
Equity in earnings of unconsolidated affiliates	140.2	47.7	39.1
Operating income	401.3	112.5	180.2
Interest expense, net	93.2	124.9	132.0
Loss on extinguishment of long-term debt	95.2	7.4	20.7
Other expense, net	9.1	27.8	27.9
Income (loss) before income taxes	203.8	(47.6)	(0.4)
Provision for income taxes	70.2	19.7	21.8
Net income (loss)	$133.6	$(67.3)	$(22.2)

	Year Ended
	December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.2%	94.2%	93.3%
Gross profit	11.8%	5.8%	6.7%
Selling, general and administrative expenses	5.2%	4.5%	4.1%
Equity in earnings of unconsolidated affiliates	3.5%	0.9%	0.7%
Operating income	10.1%	2.2%	3.3%
Interest expense, net	2.3%	2.4%	2.5%
Loss on extinguishment of long-term debt	2.4%	0.1%	0.4%
Other expense, net	0.2%	0.5%	0.5%
Income (loss) before income taxes	5.2%	(0.8)%	(0.1)%
Provision for income taxes	1.8%	0.4%	0.4%
Net income (loss)	3.4%	(1.2)%	(0.5)%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Sales

Net sales for 2015 decreased by $1,156.1 million, or 22.5%, to $3,971.9 million from $5,128.0 million in 2014. Of the 22.5% decrease in net sales, 17.3% was due to lower selling prices primarily due to the pass through of lower butadiene costs to our customers in Latex and Synthetic Rubber and lower styrene monomer costs to our customers in Latex and Basic Plastics & Feedstocks. In addition, 7.6% of the decrease was related to an unfavorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 2.4% increase due to higher sales volumes across our segments.

Cost of Sales

Cost of sales for 2015 decreased by $1,327.8 million, or 27.5%, to $3,502.8 million from $4,830.6 million in 2014. Of the 27.5% decrease, 22.5% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 7.1% of the decrease was due to a favorable currency impact across our segments, as the U.S. dollar strengthened compared to the euro. Partially offsetting these decreases was a 2.1% increase due to higher sales volumes across our segments.

Gross Profit

Gross profit for 2015 increased by $171.7 million, or 57.7%, to $469.1 million from $297.4 million in 2014. The increase was primarily attributable to higher styrene monomer and styrenic polymer margins as well as higher polycarbonate margins due to our restructuring efforts and improved market dynamics. These impacts were partially offset by an unfavorable currency impact, as the U.S. dollar strengthened compared to the euro.

Selling, General and Administrative Expenses

SG&A expenses for 2015 decreased by $24.6 million, or 10.6%, to $208.0 million from $232.6 million in 2014. The decrease in SG&A expenses was primarily related to $23.3 million in termination fees incurred in the second quarter of 2014 related to the Advisory Agreement with Bain which we terminated upon consummation of the IPO in June 2014. In addition, the Company incurred lower restructuring charges during the year ended December 31, 2015 of $8.2 million, compared to charges of $14.1 million during the year ended December 31, 2014.  Refer to Note 20 in the consolidated financial statements for further details. These decreases were partially offset by increased costs related to other employee benefit costs.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for 2015 was $140.2 million compared to equity in earnings of $47.7 million for 2014. Equity earnings from Americas Styrenics increased to $135.3 million in 2015 from $50.3 million in 2014, due to stronger operating performance driven by higher styrene and polystyrene margins as well as higher volumes of styrene monomer sold. Sumika Styron Polycarbonate noted equity earnings of $4.9 million for 2015 compared to equity losses of $2.5 million in 2014.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2015 was $93.2 million compared to $124.9 million for the year ended December 31, 2014. The decrease of $31.7 million is primarily attributable to the debt refinancing in May 2015. Refer to Note 10 in the consolidated financial statements for further details of this refinancing.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $95.2 million for the year ended December 31, 2015, related to the debt refinancing in May 2015. This amount was comprised of a $68.6 million call premium paid to retire the Company’s 2019 Senior Notes and a $25.9 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.7 million of unamortized deferred financing fees related to the termination of the Company’s 2018 Revolving Facility.

Loss on extinguishment of long-term debt was $7.4 million for the year ended December 31, 2014, related to the redemption of $132.5 million in aggregate principal amount of the 2019 Senior Notes in July 2014, using proceeds from the Company’s IPO. This loss was comprised of a $4.0 million call premium and a $3.4 million write-off of related unamortized deferred financing fees.

Other Expense, net

Other expense, net for the year ended December 31, 2015 was $9.1 million, which consisted primarily of net foreign exchange transaction losses of approximately $10.4 million. These net foreign exchange transactions losses were comprised of foreign exchange transaction gains of $6.1 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the period, more than offset by losses of $16.5 million recorded during the period related to the Company’s foreign exchange forward contracts.  Partially offsetting these net foreign exchange transactions losses was other miscellaneous income of $1.3 million.

Other expense, net for the year ended December 31, 2014 was $27.8 million, which included a $32.5 million payment made to Dow in connection with the termination of the Latex JV Option Agreement (see Note 18 in the consolidated financial statements), slightly offset by net foreign exchange transaction gains of $4.2 million and other income. These net foreign exchange transaction gains were comprised of foreign exchange transaction gains of $32.4 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the period. Separately, beginning in the third quarter of 2014, the Company entered into foreign exchange forward contracts and recorded related losses of approximately $28.2 million, largely offsetting the above described gains.

Provision for Income Taxes

Provision for income taxes for 2015 totaled $70.2 million resulting in an effective tax rate of 34.4%. Provision for income taxes for 2014 totaled $19.7 million resulting in a negative effective tax rate of 41.4%. The increase in provision for income taxes was primarily driven by the $251.5 million increase in income before income taxes, from a loss of $47.6 million for the year ended December 31, 2014 to $203.9 million of income for the year ended December 31, 2015.

These increases in the provision for income taxes in 2015 were offset by a reduction of losses generated within our holding companies incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future. For the year ended December 31, 2015, these losses totaled approximately $84.7 million. Included in these losses were payments made during the year ended December 31, 2015 of $19.0 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $5.6 million related to the write off of the related unamortized deferred financing fees (see Note 10 in the consolidated financial statements for further discussion). Also included in these losses was non-deductible interest expense of $28.1 million and stock-based compensation expense.  Additionally, the overall increase in the provision for income taxes during the year was offset by the impact of a higher proportion of income in 2015 being attributable to non-U.S. jurisdictions, where the statutory income tax rate is lower than the U.S. statutory income tax rate.

For the year ended December 31, 2014, losses primarily within our holding companies incorporated in Luxembourg, which were not anticipated to provide a tax benefit to the Company in the future, were approximately $134.1 million. Included in these losses were payments made during the year ended December 31, 2014 of $32.5 million related to an agreement with Dow to terminate the Latex JV Option Agreement and a portion of the fees related to the termination of the Advisory Agreement with Bain Capital of approximately $18.6 million (see Note 18 in the consolidated financial statements for further discussion). Also included in these losses was non-deductible interest of $38.6 million and stock-based compensation expense.

In addition to the above, there were certain other one-time items impacting the provision for income taxes for the years ended December 31, 2015 and 2014, respectively.

For the year end December 31, 2015, the provision for income taxes was also unfavorably impacted by the recognition of a valuation allowance of $7.3 million on the net deferred tax asset of one of its China subsidiaries during the fourth quarter, as this entity was in a three year cumulative loss position as of December 31, 2015.  While the Company intends to realize the net operating loss carryforward before expiration due to forecasted profitability in this subsidiary in future years, it was unable to overcome the negative evidence of recent cumulative operating losses.  Therefore, the Company could not assert it would more likely than not be able to realize its deferred tax asset as of December 31, 2015.  If in the future, this subsidiary generates sufficient profitability such that the evaluation of recoverability of the deferred tax asset changes, the valuation allowance could be reversed.

For the year ended December 31, 2014, a tax benefit was recognized, as the Company effectively settled its 2010 and 2011 audits with the IRS and received a refund of $3.2 million in July 2014. As a result, the Company recorded a previously unrecognized tax benefit in the amount of $2.7 million, including penalties and interest, relating to its 2011 tax return filing. No similar benefits were recorded for the year ended December 31, 2015.

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

Gross Profit

Gross profit for 2014 decreased by $60.6 million, or 16.9%, to $297.4 million from $358.0 million in 2013. The decrease was primarily attributable to lower margins in the Basic Plastics & Feedstocks segment, driven by a reduction in the spread on styrene monomer production compared to the prior year. This decrease was partially offset by higher volume and margins in Synthetic Rubber.

Selling, General and Administrative Expenses

SG&A expenses for 2014 increased by $15.7 million, or 7.2%, to $232.6 million from $216.9 million in 2013. The increase in SG&A expenses was primarily due to $23.3 million in termination fees paid related to the Advisory Agreement with Bain Capital which terminated upon consummation of the initial public offering, or IPO, on June 17, 2014, and $10.1 million of accelerated depreciation and decommissioning charges incurred in connection with the restructuring of part of our Basic Plastics & Feedstocks segment to exit the commodity market for polycarbonate in North America. These increases were partially offset by higher restructuring charges incurred during the year ended December 31, 2013 of approximately $10.8 million related to the shutdown of our latex facility in Altona, Australia compared to charges of $2.8 million in 2014 for this shutdown, as well as a non-recurring charge in 2013 of $9.2 million from the impairment of fixed assets at our polycarbonate manufacturing plant in Stade, Germany. Other offsetting decreases in expenses included incentive compensation and other normal operating costs. The above one-time charges are discussed in further detail in our notes to the consolidated financial statements.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for 2014 was $47.7 million compared to equity in earnings of $39.1 million for 2013. Americas Styrenics, a strategic joint venture, equity earnings increased to $50.3 million in 2014 from $39.4 million in 2013, due to stronger operating performance driven by improved market conditions. These increased earnings were offset by reductions in the equity earnings of Sumika Styron Polycarbonate, another of our joint ventures, which decreased to equity in net losses of $2.5 million in 2014 from equity in net losses of $0.3 million in 2013.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2014 was $124.9 million compared to $132.0 million for the year ended December 31, 2013. The decrease of $7.1 million is primarily attributable to the redemption of $132.5 million in aggregate principal amount of the 2019 Senior Notes in July 2014 as well as lower average borrowings and outstanding principal balances on both the 2018 Revolving Facility and the Accounts Receivable Securitization Facility during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $7.4 million for the year ended December 31, 2014, related to the redemption of $132.5 million in aggregate principal amount of the 2019 Senior Notes in July 2014, using proceeds from the Company’s IPO. This loss was comprised of a $4.0 million call premium and a $3.4 million write-off of related unamortized deferred financing fees.

Loss on extinguishment of debt was $20.7 million for the year ended December 31, 2013, related to the extinguishment of our $1,239.0 million Term Loans under our 2018 Senior Secured Credit Facility, which was comprised of the write-off of existing unamortized deferred financing fees and original issue discount attributable to the Term Loans totaling $14.4 million and $6.3 million, respectively.

Other Expense, net

Other expense, net for the year ended December 31, 2014 was $27.8 million, which included a $32.5 million payment made to Dow in connection with the termination of the Latex JV Option Agreement (see Note 18 in the consolidated financial statements), slightly offset by net foreign exchange transaction gains of $4.2 million and other income. These net foreign exchange transaction gains were comprised of foreign exchange transaction gains of $32.4 million primarily driven by the remeasurement of our euro denominated payables due to the strengthening of the U.S. dollar against the euro during the period. Separately, beginning in the third quarter of 2014, the Company entered into foreign exchange forward contracts and recorded related losses of approximately $28.2 million, largely offsetting the above described gains.

Other expense, net for the year ended December 31, 2013 was $27.9 million, which consisted primarily of a $4.2 million loss on the sale of our EPS business within our Basic Plastics & Feedstocks segment and $18.9 million foreign exchange transaction losses primarily driven by the remeasurement of our euro payables to the U.S. dollar. The remaining other expenses, net include value-added taxes of approximately $2.5 million and other expenses.

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

Although the Company had losses before income taxes of $47.6 million for the year ended December 31, 2014, approximately $134.1 million of losses were generated primarily within our holding companies incorporated in Luxembourg, which did not provide a tax benefit to the Company and therefore unfavorably impacted the effective tax rate during the period. The most significant drivers of these losses are discussed above under the comparison of 2015 and 2014 results. Comparatively, the effective income tax rate for the year ended December 31, 2013 was impacted by losses of $97.2 million which were generated primarily within our holding companies incorporated in Luxembourg, related to non-deductible interest and stock-based compensation expense.

Partially offsetting this unfavorable impact to the effective tax rate was the recognition of a previously unrecognized tax benefit in the amount of $2.7 million during the year ended December 31, 2014, related to the effective settlement of the Company’s 2010 and 2011 IRS audits mentioned above. No similar tax benefits were recorded for the year ended December 31, 2013.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Year Ended
	December 31,
(in millions)	2015	2014	2013
Net sales(1)
Latex segment	$966.2	$1,261.1	$1,341.4
Synthetic Rubber segment	474.6	634.0	622.1
Performance Plastics segment	742.8	821.1	807.6
Basic Plastics & Feedstocks segment	1,788.3	2,411.8	2,536.3
Corporate unallocated(2)	—	—	—
Total	$3,971.9	$5,128.0	$5,307.4
EBITDA(3)
Latex segment	$78.7	$94.0	$95.4
Synthetic Rubber segment	93.0	137.0	113.5
Performance Plastics segment	83.0	69.4	61.6
Basic Plastics & Feedstocks segment	326.3	23.9	90.0
Corporate unallocated(2)	(187.2)	(143.3)	(133.7)
Total	$393.8	$181.0	$226.8

	Year Ended
	December 31,
	2015	2014	2013
Net sales(1)
Latex segment	24.3%	24.6%	25.3%
Synthetic Rubber segment	11.9%	12.4%	11.7%
Performance Plastics segment	18.7%	16.0%	15.2%
Basic Plastics & Feedstocks segment	45.1%	47.0%	47.8%
Corporate unallocated(2)	—%	—%	—%
Total	100.0%	100.0%	100.0%
EBITDA(3)
Latex segment	8.1%	7.5%	7.1%
Synthetic Rubber segment	19.6%	21.6%	18.2%
Performance Plastics segment	11.2%	8.5%	7.6%
Basic Plastics & Feedstocks segment	18.2%	1.0%	3.5%
Corporate unallocated(2)	(4.7)%	(2.8)%	(2.5)%
Total	9.9%	3.5%	4.3%

(1)	Inter-segment sales have been eliminated.
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

	Year Ended
	December 31,
(in millions)	2015	2014	2013
Net income (loss)	$133.6	$(67.3)	$(22.2)
Interest expense, net	93.2	124.9	132.0
Provision for income taxes	70.2	19.7	21.8
Depreciation and amortization	96.8	103.7	95.2
EBITDA	$393.8	$181.0	$226.8

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

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe and the #2 position in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. In 2015, approximately 45% of our Latex segment’s sales were generated in Europe, 26% were generated in the United States, and the majority of the remaining net sales were generated in Asia.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net sales for 2015 decreased by $294.9 million, or 23.4%, to $966.2 million from $1,261.1 million for 2014. Of the 23.4% decrease in net sales, 21.0% was due lower selling prices primarily due to the pass through of lower butadiene and styrene costs to our customers and 5.6% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 3.3% increase from higher sales volume driven by higher sales to the Europe paper and carpet markets.

EBITDA for 2015 decreased by $15.3 million, or 16.3%, to $78.7 million from $94.0 million in 2014. Of this decrease, 14.0% was driven by lower margins, primarily in Europe and Asia, and 3.9% was driven by an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. In addition, 6.3% of the decrease was due to increased fixed costs. Partially offsetting these decreases was an 8.1% increase in sales volume primarily related to increased sales to the Europe paper and carpet markets.

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

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While substantially all of our sales were generated in Europe in 2015, approximately 19% of these net sales were exported to Asia, 7% to Latin America and 9% to North America.

We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR, Li-PBR, and Nd-PBR, while also producing core products, such as ESBR. Our synthetic rubber products are extensively used in tires, with approximately 83% of our net sales from this segment in 2015 attributable to the tire market. We estimate that three quarters of these sales relate to replacement tires. We have strong relationships with many of the top global tire manufacturers and believe we have remained a supplier of choice as a result of our broad rubber portfolio and ability to offer technologically differentiated product and product customization capabilities. Other applications for our synthetic rubber products include polymer modification and technical rubber goods.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales for 2015 decreased by $159.4 million, or 25.1%, to $474.6 million from $634.0 million in 2014. Of the 25.1% decrease in net sales, 19.7% was due to lower selling prices primarily resulting from the pass through of lower butadiene and styrene costs to customers and 11.6% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were slightly offset by a 6.2% increase from higher sales volume resulting from higher sales of SSBR to tire producers.

EBITDA for 2015 decreased by $44.0 million, or 32.1%, to $93.0 million from $137.0 million for 2014. Of this decrease, 25.6% was driven by lower margins, including impacts from the timing of raw material costs, and an unfavorable currency impact of approximately 7.8% as the U.S. dollar strengthened compared to the euro. In addition, 8.4% of the decrease was driven by higher fixed costs due primarily to higher planned maintenance expense in the current year as well as higher employee benefit costs. Partially offsetting these decreases was a 9.5% increase due to sales volume driven by higher SSBR sales.

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

Performance Plastics Segment

We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, and electrical lighting, which we collectively call consumer essential markets (CEM). Our strategy in this segment focuses on developing differentiated compounds and blends in line with key industry trends, such as light-weighting and improved aesthetics in automotive, increased recycled material content and a push toward LED lighting in CEM.  Our history of innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We have established a strong market presence in the global automotive and electronics sector, targeting both component suppliers and final product manufacturers. Our Performance Plastics segment also compounds and blends our PC and mABS plastics into differentiated products for customers within these sectors, as well as into compounds of polypropylene. We have also developed compounds containing post-consumer recycle polymers to respond to what we believe is a growing need for some customers to include recycled content in their products.

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

In 2015, approximately 38% of our Performance Plastics segment’s net sales were generated in Europe, approximately 27% were generated in the United States, and approximately 22% were generated in Asia, with the remainder in other geographic regions, including Latin America and Canada.

In automotive end applications, we aim to maintain and develop sustainable, long-standing relationships with industry leaders, taking advantage of our production capacity located across four continents to drive original equipment manufacturer, or OEM, platform design wins. In 2015, we experienced growth in sales related to the automotive market, with a 2% increase in sales volume outside of Latin America, which experienced declines due to lower consumer confidence and higher interest rates. We continue to focus on our strategic plans to grow this segment through both current technologies and expanded offerings for car exteriors and semi-structural applications.

In CEM, sales volume for 2015 was up 9% over 2014, driven largely by the consumer electronics industry in Asia and by significant progress during the year with our lighting customers, including materials for LED housings and lenses.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales for 2015 decreased by $78.3 million, or 9.5%, to $742.8 million from $821.1 million in 2014. Of the 9.5% decrease in net sales, 6.2% was due to lower selling prices primarily related to the pass through of lower raw material costs to our customers and 5.6% was due to an unfavorable currency impact as the U.S. dollar strengthened compared to the euro. These decreases were partially offset by a 2.2% increase in sales volume, primarily related to the consumer electronics market in Asia as well as the automotive market in North America.

EBITDA for 2015 increased by $13.6 million, or 19.6%, to $83.0 million from $69.4 million in 2014. The EBITDA increase was driven by an increase in sales volume, primarily related to the consumer electronics market in Asia and the automotive market in North America, as well as higher margins due to lower raw material costs, which contributed to 36.4% of the increase. Slightly offsetting this increase was a 14.7% decrease due to increased fixed costs, including higher employee benefit costs.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net sales for 2014 increased by $13.5 million, or 1.7%, to $821.1 million from $807.6 million in 2013. Of the 1.7% increase in net sales, 1.6% was driven by an increase in sales volume from higher sales to the Europe, North America, and Asia automotive markets as well as the Asia electronics market. A favorable currency impact, as the U.S. dollar weakened compared to the euro, increased sales by 0.2%. These increases were partially offset by a 0.2% decrease in selling prices due primarily to the pass through of lower raw material cost.

EBITDA for 2014 increased by $7.8 million, or 12.7%, to $69.4 million from $61.6 million in 2013. This increase was primarily due to higher volume and margins in 2014 from sales of our compounds and blends products to the automotive and electronic markets which contributed to 28.1% of the increase. This increase was partially offset by increased fixed costs primarily related to additional resources focused on improving business performance and growth, which decreased EBITDA by 15.9%.

Basic Plastics and Feedstocks Segment

Basic Plastics & Feedstocks consists of styrenic polymers, including polystyrene, ABS, and SAN products, as well as PC and styrene monomer, which includes our internal productions and sourcing of styrene.  This segment also includes the results of our two joint ventures, Americas Styrenics and Sumika Styron Polycarbonate. We do not anticipate investing in strategic growth initiatives in this segment in the near term. Rather, our strategy for this segment is focused on operational enhancements, margin improvement, and cash generation.

We are a leading producer of polystyrene and mABS, where we focus our efforts on differentiated applications such as the liners and encasements of appliances and consumer electronics including smartphones and tablets.  Within these applications, we have worked collaboratively with customers to develop more advanced grades of plastics such as our HIPS and mABS products.  For example, we work with appliance manufacturers around the world to develop improved environmental stress crack resistant products and with our construction sheet customers on smooth ABS.  These products offer superior properties, such as rigidity, insulation and colorability, and, in some cases, an improved environmental footprint compared to general purpose polystyrene or emulsion ABS.  Our Basic Plastics & Feedstocks segment also serves the packaging and construction end-markets, where we have launched a new general purpose polystyrene product for improved performance in foam insulation applications.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales for 2015 decreased by $623.5 million, or 25.9%, to $1,788.3 million from $2,411.8 million in 2014. Of the 25.9% decrease in net sales, 18.6% was driven by decreases in selling prices due primarily to the pass through of lower styrene costs to customers and 8.3% was due to unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

EBITDA for 2015 increased by $302.4 million, or 1,265.3%, to $326.3 million from $23.9 million in 2014. The EBITDA increase was due primarily to higher margins, particularly in styrene monomer and styrenic polymers, as well as in polycarbonate as a result of our restructuring efforts and improved market conditions. In addition, increased equity earnings from our two joint ventures, primarily Americas Styrenics, contributed to $92.7 million of the increase, or 387.9%. Increased equity earnings from Americas Styrenics was driven by higher styrene and polystyrene margins as well as higher volumes of styrene monomer sold. Partially offsetting these increases was a 133.1% unfavorable currency impact as the U.S. dollar strengthened compared to the euro.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net sales for 2014 decreased by $124.5 million, or 4.9%, to $2,411.8 million from $2,536.3 million in 2013. Of the 4.9% decrease in net sales, 4.5% was driven by decreases in selling prices primarily due to the pass through of lower styrene costs to customers and approximately 0.7% was due to a decrease in sales volume. These decreases were partially offset by a 0.4% favorable currency impact to our net sales as the U.S. dollar weakened compared to the euro.

EBITDA for 2014 decreased by $66.1 million, or 73.4%, to $23.9 million from $90.0 million in 2013. Of the 73.4% decrease, 97.9% was driven by lower margins due mainly to a reduction in the spread on styrene monomer production margins compared to prior year as well as lower PC margins from weaker market conditions. Also contributing to the decrease was a 12.0% reduction in sales volume, driven by lower sales in Europe and Asia polystyrene, which includes impacts from customer destocking in the latter half of the year with decreasing prices. These impacts were partially offset by a 22.2% increase in EBITDA due to lower fixed costs, primarily related to fixed cost savings from our exit of the Freeport, Texas polycarbonate contract manufacturing agreement net of $6.6 million of decommissioning charges incurred in connection with this exit.  In addition, the decrease in EBITDA was partially offset by the one-time $9.2 million impairment of fixed assets charge at our polycarbonate manufacturing facility in Stade,

Germany that was incurred in 2013 as well as an increase in equity earnings from our Americas Styrenics joint venture, which increased $10.9 million compared to the prior year.

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

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the years ended December 31, 2015, 2014, and 2013, respectively:

	Year Ended
	December 31,
(in millions)	2015	2014	2013
Net income (loss)	$133.6	$(67.3)	$(22.2)
Interest expense, net	93.2	124.9	132.0
Provision for income taxes	70.2	19.7	21.8
Depreciation and amortization	96.8	103.7	95.2
EBITDA(a)	$393.8	$181.0	$226.8
Loss on extinguishment of long-term debt	95.2	7.4	20.7
Asset impairment charges or write-offs(b)	—	—	9.9
Net loss (gain) on disposition of businesses and assets(c)	—	(0.6)	4.2
Restructuring and other charges(d)	0.8	10.0	10.8
Fees paid pursuant to advisory agreement(e)	—	25.4	4.7
Other non-recurring items(f)	2.2	38.4	0.8
Adjusted EBITDA	$492.0	$261.6	$277.9
Inventory revaluation	58.3	64.4	40.4
Adjusted EBITDA, excluding inventory revaluation(g)	$550.3	$326.0	$318.3

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

(d)

Restructuring and other charges for the year ended December 31, 2015 relate primarily to the polycarbonate restructuring within our Basic Plastics & Feedstocks segment for the reimbursement of decommissioning and demolition charges to Dow in connection with the shutdown of their Freeport, Texas facility and employee termination benefit charges incurred in connection with the Allyn’s Point shutdown within our latex business. Restructuring and other charges for the years ended December 31, 2014 and 2013 were incurred primarily in connection with the shutdown of our latex manufacturing plant in Altona, Australia and the restructuring within our Basic Plastics & Feedstocks segment noted above. Note that the accelerated depreciation charges incurred as a  part of the Allyn’s Point shutdown announced in September 2015, and the 2014 restructuring within our Basic Plastics & Feedstocks segment, are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption. See Note 20 in the consolidated financial statements for further discussion.

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

(f)

Other non-recurring items incurred for the years ended December 31, 2015 and 2014 primarily consist of costs related to the process of changing our corporate name from Styron to Trinseo. For the year ended December 31, 2014, these costs also include a one-time $32.5 million termination payment made to Dow in connection with the termination of our Latex JV Option Agreement. See Note 18 in the consolidated financial statements for further discussion.

(g)	See the discussion above this table for a description of Adjusted EBITDA excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2015, 2014, and 2013. We have derived the summarized cash flow information from our audited financial statements.

	Year Ended
	December 31,
(in millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$353.2	$117.2	$211.3
Investing activities	(106.7)	(92.6)	(33.4)
Financing activities	(26.2)	8.1	(220.2)
Effect of exchange rates on cash	(9.8)	(8.4)	2.4
Net change in cash and cash equivalents	$210.5	$24.3	$(39.9)

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2015 totaled $353.2 million, driven by the overall strong earnings for the period. Also driving the strong positive cash from operating activities for the period was $125.0 million in dividends from our joint venture, Americas Styrenics.  These increases were noted despite several significant decreases to operating cash flows, which included $81.7 million in interest payments made on our 2019 Senior Notes prior to their May 2015 retirement as well as a $68.6 million call premium paid to retire those notes.  Refer to Note 10 in the consolidated financial statements for further details.

Net cash provided by operating assets and liabilities for the year ended December 31, 2015 totaled $103.9 million, the most significant components of which were decreases in inventories of $97.2 million and decreases in accounts receivable of $65.1 million, offset by a decrease in accounts payables and other current liabilities of $71.9 million. Inventory decreased due to higher volume sold during the fourth quarter of 2015 when compared to the fourth quarter of 2014, as well as significant decreases in raw materials prices when comparing the periods. The decrease in accounts receivable is primarily due to lower sales and higher collections during the fourth quarter of 2015, compared to the fourth quarter of 2014, primarily driven by decreasing raw material prices. The decrease in accounts payable and other current liabilities is primarily due to timing of payments as well as decreases in prices for raw materials purchases.

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

Net cash provided by operating activities during the year ended December 31, 2013 totaled $211.3 million, with net cash provided by operating assets and liabilities totaling $92.5 million. The most significant components of the changes in operating assets and liabilities for the year ended December 31, 2013 of $92.5 million were increases in accounts payable and other current liabilities of $15.0 million, and a decrease in inventory of $55.4 million. Increase in accounts payable and other current liabilities was mainly due to timing of payments in the normal course of business plus lesser interest payments in 2013 on the 2019 Senior Notes as interest payments are due semi-annually in August and February each year compared to interest on the Term Loans which were paid quarterly in the prior year. Decrease in inventory was due to lower raw materials prices during 2013, as well as a decrease in volumes compared to the fourth quarter of 2012, due to higher inventory volumes on hand at the end of 2012 resulting from our rubber capacity expansion project placed in operation in the fourth quarter of 2012. Additionally, in 2013 we received $22.5 million from our unconsolidated affiliate, Americas Styrenics, as a return on our investment. Overall, cash flow from operating activities was primarily driven by improvement in cash collection during the year and lesser cash outflow on purchases due to inventory build in 2012 and lower raw materials prices in 2013.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 totaled $106.7 million, consisting primarily of capital expenditures of $107.1 million during the period, net of proceeds received from a government subsidy of $2.2 million related to our capital expansion project at our rubber facility in Schkopau, Germany.

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

Financing Activities

Net cash used in financing activities during the year ended December 31, 2015 totaled $26.2 million. The most significant activity during the period related to the May 2015 debt refinancing, which included net proceeds of $1,215.4 million from the issuance of our 2021 Term Loan B and our 2022 Senior Notes, offset by the retirement of our existing 2019 Senior Notes totaling $1,192.5 million and deferred financing fees paid in conjunction with the refinancing of $28.2 million. Also during the period, we had net repayments of short-term borrowings of $18.4 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China.  On a limited basis, we continued to utilize our Accounts Receivable Securitization Facility to fund our working capital requirements. For the year ended December 31, 2015, we had borrowings from and repayments of our Accounts Receivable Securitization Facility of $25.0 million.

Net cash provided by financing activities during the year ended December 31, 2014 totaled $8.1 million. During the period, the Company completed the IPO of 11,500,000 ordinary shares at a price of $19.00 per share. As a result, the Company received net cash proceeds from the issuance of ordinary shares of $198.1 million, which was net of underwriting discounts as well as advisory, accounting, and legal expenses directly related to the offering. In July 2014, using proceeds from the Company’s IPO, the Company redeemed $132.5 million in aggregate principal amount of the 2019 Senior Notes. In addition, we had net repayments of short-term borrowings of $56.9 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China. We also continued to utilize our Accounts Receivable Securitization Facility to fund our working capital requirements. For the year ended December 31, 2014, we had borrowings from our Accounts Receivable Securitization Facility of $308.6 million and repayments of $309.2 million, resulting in net repayments of $0.6 million due to changes in foreign currency exchange rates, as a portion of our borrowings under the Accounts Receivable Securitization Facility originate in euros.

Net cash used in financing activities during the year ended December 31, 2013 totaled $220.2 million. During the period, we repaid our outstanding Term Loans of $1,239.0 million using the proceeds from the issuance of $1,325.0 million 2019 Senior Notes issued in January 2013. In connection with the issuance of the 2019 Senior Notes and the amendments to our 2018 Senior Secured Credit Facility and our Accounts Receivable Securitization Facility, we paid approximately $48.3 million of refinancing fees. In addition, during the period, we continued to utilize our 2018 Revolving Facility and our Accounts Receivable Securitization Facility to fund our working capital requirements. During the year ended December 31, 2013, our borrowings and repayments to our 2018 Revolving Facility were $405.0 million and $525.0 million, respectively, and we had net repayments to our Accounts Receivable Securitization Facility of $95.1 million.

Indebtedness and Liquidity

The following table outlines our outstanding indebtedness as of December 31, 2015 and 2014 and the associated interest expense, including amortization of deferred financing fees and debt discounts, and effective interest rates for such borrowings as of December 31, 2015 and 2014. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2015			December 31, 2014
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2018 Senior Secured Credit Facility
2018 Revolving Facility	$—	—	$1.6	$—	—	$4.7
Senior Credit Facility
2021 Term Loan B	496.4	4.3%	15.4	—	—	—
2020 Revolving Facility	—	—	2.3	—	—	—
2019 Senior Notes	—	8.8%	40.4	1,192.5	8.8%	116.2
2022 Senior Notes
USD Notes	300.0	6.8%	13.8	—	—	—
Euro Notes	409.5	6.4%	17.9	—	—	—
Accounts Receivable Securitization Facility	—	2.7%	4.1	—	2.7%	4.3
Other indebtedness	1.9	2.5%	0.1	9.7	1.1%	0.1
Total	$1,207.8		$95.6	$1,202.2		$125.3

2018 Senior Secured Credit Facility

On June 17, 2010, the Company entered into the 2018 Senior Secured Credit Facility, under which the Company entered into the 2018 Revolving Facility, which, as a result of an amendment in January 2013, included a borrowing capacity of $300.0 million. As of December 31, 2014, the Company had no amounts outstanding under this facility. In May 2015, upon completion of the refinancing transactions discussed below, the Company terminated the 2018 Senior Secured Credit Facility.  Prior to this termination, the Company had no outstanding borrowings under the 2018 Revolving Facility.  Interest charges incurred during the years ended December 31, 2015 and 2014, respectively, related primarily to unused commitment fees incurred.

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

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. During the year ended December 31, 2015, the Company made principal payments of  $2.5 million related to the 2021 Term Loan B. As of December 31, 2015, $5.0 million of these scheduled future payments were classified as current debt on the Company’s consolidated balance sheet.

Loans under the 2020 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBO rate loans, which bear interest at a rate per annum equal to the LIBO rate plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).  As of December 31, 2015, the Borrowers will be required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

As of December 31, 2015, the Company had no outstanding borrowings, and had $311.5 million (net of $13.5 million outstanding letters of credit) of funds available for borrowings under the 2020 Revolving Facility.

Refer to Note 10 of the consolidated financial statements for detailed description of requirements, guarantees, affirmative and negative covenants, and financial covenants to which the Borrowers and their subsidiaries are subject under the Senior Credit Facility.  As of December 31, 2015, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

2019 Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% 2019 Senior Notes due to mature on February 1, 2019. In July 2014, using proceeds from the Company’s IPO, the Company redeemed $132.5 million in aggregate principal amount of the 2019 Senior Notes, together with a 103% call premium totaling $4.0 million and accrued and unpaid interest thereon of $5.2 million.

On May 13, 2015, using the net proceeds from the issuance of the 2021 Term Loan B, together with the net proceeds from the issuance of the 2022 Senior Notes (discussed below) and available cash, the Company redeemed all outstanding borrowings under the 2019 Senior Notes, totaling $1,192.5 million in principal, together with a call premium of $68.6 million and accrued and unpaid interest thereon of $29.6 million.

2022 Senior Notes

On May 5, 2015, the Issuers executed the Indenture pursuant to which they issued $300.0 million aggregate principal amount of 6.750% USD Notes due May 1, 2022 and €375.0 million aggregate principal amount of 6.375% Euro Notes due May 1, 2022 (together, the 2022 Senior Notes).  Interest on the 2022 Senior Notes is payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2015.

At any time prior to May 1, 2018, the Issuers may redeem the 2022 Senior Notes in whole or in part, at their option at a redemption price equal to 100% of the principal amount of such notes plus the relevant applicable premium as of, and accrued and unpaid interest to, but not including, the redemption date. At any time and from time to time after May 1, 2018, the Issuers may redeem the 2022 Senior Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed to, but not including, the redemption date:

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

Refer to Note 10 of the consolidated financial statements for detailed description of requirements, guarantees, and customary covenants to which the Issuers and their subsidiaries are subject under the Indenture.  As of December 31, 2015, the Company was in compliance with all debt covenant requirements under the Indenture.

Accounts Receivable Securitization Facility

As of December 31, 2015, the Company’s Accounts Receivable Securitization Facility had a borrowing capacity of $200.0 million and a maturity date of May 2016.  In February 2016, the maturity date was extended to May 2019. The Accounts Receivable Securitization Facility is subject to interest charges against the amount of outstanding borrowings as well as the amount of available, but undrawn commitments. As a result of the amendment to our Accounts Receivable Securitization Facility, in regards to outstanding borrowings, fixed interest charges decreased from 3.25% plus commercial paper rates to 2.60% plus variable commercial paper rates. In regards to available, but undrawn commitments, fixed interest charges decreased from 1.50% to 1.40%.

As of December 31, 2015, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $123.4 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.

Other indebtedness

As of December 31, 2015, we had no outstanding borrowings under our short-term revolving credit facility through our subsidiary in China that provides uncommitted funds available for borrowing, subject to the availability of collateral. The facility is subject to annual renewal.

Derivative Instruments

The Company’s ongoing global business operations expose it to fluctuating foreign exchange rates.  To manage this risk, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.  A brief summary of these derivative financial instrument programs is described below; however, refer to Note 11 of the consolidated financial statements for further details. The Company does not hold or enter into financial instruments for trading or speculative purposes.

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

Foreign Exchange Cash Flow Hedges

In 2015, the Company began entering into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates.

Net Investment Hedge

The Company’s outstanding debt includes €375.0 million of Euro Notes (discussed above).  As of December 31, 2015, the Company has designated a portion (€150.0 million) of the principal amount of these Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries.

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

Our liquidity requirements are significant due to interest owed on our outstanding indebtedness, capital expenditures and our working capital requirements. As of December 31, 2015, we had $1,207.8 million in outstanding indebtedness and $839.8 million in working capital. As of December 31, 2014, we had $1,202.2 million in outstanding indebtedness and $748.7 million in working capital. As of December 31, 2015 and December 31, 2014, we had $73.7 million and $94.7 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As discussed above, in May 2015, we terminated our existing 2018 Senior Secured Credit Facility and entered into the new Senior Credit Facility, which increased the borrowing capacity under our new revolving facility to $325.0 million and extended the maturity to May 2020.  Also in May 2015, we redeemed our existing 2019 Senior Notes totaling $1,192.5 million, replacing those borrowings with the $500.0 million 2021 Term Loan B along with the $300.0 million USD Notes and €375.0 million Euro Notes, both due May 2022. We also continue to maintain our Accounts Receivable Securitization Facility set to mature in May 2016, under which our borrowing capacity is $200.0 million.

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

Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (the Issuers of our 2022 Senior Notes and Borrowers under our Senior Credit Facility) are dependent upon the cash generation and receipt of distributions and dividends or other payments from our subsidiaries and joint ventures in order to satisfy their debt obligations.  There are no known significant restrictions by third parties on the ability of subsidiaries of the Company to disburse or dividend funds to the Issuers and the Borrowers in order to satisfy these obligations.  However, as the Company’s subsidiaries are located in a variety of jurisdictions, the Company can give no assurances that its subsidiaries will not face transfer restrictions in the future due to regulatory or other reasons beyond our control.

Further, we cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, our current indebtedness may limit our ability to procure additional financing in the future. As of December 31, 2015 and 2014, we were in compliance with all the covenants and default provisions under our debt agreements.

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders.  However, as of December 31, 2015, the Trinseo S.A. had no significant existing obligations or declared dividends to shareholders.  Further, as of December 31, 2015, there was sufficient capacity under existing restricted payment criteria of the Senior Credit Facility and Indenture to provide for any anticipated or potential future requirements, should the Company elect to declare dividends or other distributions.

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

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2015. Amounts we pay in future periods may vary from those reflected in the table (in millions):

	Payments due by year
Contractual Obligations as of December 31, 2015	2016	2017	2018	2019	2020	Thereafter	Total
Purchase commitments(1)	$1,312.0	$1,035.1	$1,175.2	$921.5	$1,025.8	$—	$5,469.6
Long-term Indebtedness(2)	5.0	5.0	5.0	5.0	5.0	1,182.0	1,207.0
Interest payments on long-term debt(3)	67.7	67.4	67.4	67.1	66.9	86.7	423.2
Pension and other postretirement benefits(4)	3.8	18.7	4.5	4.7	5.7	39.7	77.1
Minimum operating lease commitments and other obligations(5)	9.0	6.7	6.2	5.8	4.3	7.6	39.6
Uncertain tax positions, including interest and penalties(6)	—	—	—	—	—	17.7	17.7
Total	$1,397.5	$1,132.9	$1,258.3	$1,004.1	$1,107.7	$1,333.7	$7,234.2

(1)

We have certain raw material purchase contracts where we are required to purchase certain minimum volumes at the then prevailing market prices. These commitments range from 1 to 5 years. In certain raw material purchase contracts, we have the right to purchase less than required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases these obligations would be less than the obligations shown in the table above.

(2)

As a part of the May 2015 refinancing, we redeemed our existing 2019 Senior Notes, replacing those borrowings with a $500.0 million 2021 Term Loan B due November 2021, $300.0 million in USD Notes and €375.0 million in Euro Notes, both due May 2022. The Euro Notes displayed in the table above were translated using the December 31, 2015 spot exchange rate. The table above excludes other debt outstanding as of December 31, 2015 totaling $1.9 million.

(3)

Includes estimated interest on the 2021 Term Loan B, USD Notes, and Euro Notes. Interest on the 2021 Term Loan B is payable quarterly. Interest on the USD Notes and Euro Notes is payable semi-annually on May 1st and November 1st of each year. For the 2021 Term Loan B, the expected interest payments included in the table above assume that the LIBO rate continues to be below the 1.00% floor as described in the Senior Credit Facility. For the Euro Notes, the expected interest payments included in the table above were translated using the December 31, 2015 spot exchange rate. Refer to Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further discussion of interest rate and foreign currency risks. Estimated interest payments do not include the 2020 Revolving Facility or Accounts Receivable Securitization Facility as amounts outstanding under these facilities vary due to periodic borrowings and repayments. There are no amounts outstanding under either facility as of December 31, 2015.

(4)

Includes minimum contributions required to be made to the funded pension plans and expected benefit payments to the employees for unfunded pension plans. With respect to our minimum funding requirements under our pension obligations, we may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2015 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations, which we do not fund in advance. Rather, payments are made as costs are incurred by covered retirees. We expect benefit payments related to our postretirement benefit obligations to be $3.3 million through 2025.  The payments identified above as subsequent to 2020 represent estimated pension and postretirement payments from 2021 through 2025. Also included in the above is a $13.9 million expected benefit obligation for payments estimated to be payable in 2017 under the Company’s non-qualified supplemental employee retirement plan. See Note 16 to the consolidated financial statements for further discussion.

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

The services provided pursuant to the SAR MOSA generally are priced per function, and we have the ability to terminate the services or any portion thereof, for convenience any time after June 1, 2015, subject to payment of termination charges. Services which are “highly integrated” follow a different process for evaluation and termination. In addition, either party may terminate for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured, or by Dow in the event of our failure to pay for the services thereunder. In the event of a change of control, as defined in the agreement, Dow has the right to terminate the SAR MOSA. As of December 31, 2015, we estimate our minimum obligation under the SAR MOSA to be approximately $28.2 million. However, should we continue with this contract through its completion on December 31, 2020, we estimate our minimum cumulative obligation, excluding the impacts of inflation, as of December 31, 2015 to be approximately $234.9 million.

These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause, including a bankruptcy, liquidation or similar proceeding by the other party, or under certain circumstances for a material breach which is not cured. In addition, we may terminate for convenience any services that Dow has agreed to provide to us that are identified in any site services agreement as “terminable” with 12 months prior notice to Dow, dependent upon whether the service is highly integrated into Dow operations. Highly integrated services are agreed to be nonterminable. With respect to “nonterminable” services that Dow has agreed to provide to us, such as electricity and steam, we generally cannot terminate such services prior to the termination date unless we experience a production unit shut down for which we provide Dow with 15-months prior notice, or upon payment of a shutdown fee. Upon expiration or termination, we would be obligated to pay a monthly fee to Dow, which obligation extends for a period of 45 (in the case of expiration) to 60 months (in the case of termination) following the respective event of each site services agreement. The agreements under which Dow receives services from us may be terminated under the same circumstances and conditions. Utilizing current year known costs and assuming that we continue with these agreements, we estimate our contractual obligations for the SSAs to be approximately $186.1 million annually for 2016 through 2020. Should we choose to continue these agreements, we estimate our minimum cumulative obligation would be approximately $4,182.6 million through June 2038.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported. We base these estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances. Actual results could vary from our estimates under different conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The following critical accounting policies reflect our most significant estimates and assumptions used in the preparation of the financial statements.

Pension Plans and Postretirement Benefits

We have various company-sponsored retirement plans covering substantially all employees. We also provide certain health care and life insurance benefits to retired employees mainly in the United States and Brazil. The plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. We recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in our balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of shareholders’ equity.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. We set our rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, we determined a discount rate of 2.06% for pension and 6.51% for postretirement benefits to be appropriate as of December 31, 2015.

We determine the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the underlying assets, which generally are insurance contracts. We also consider our historical experience with the pension fund asset performance. The expected return of each asset class is derived from a forecasted future return confirmed by current and historical experience. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2015 was 1.73%, while the weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2014 was 2.83%. The decrease was primarily due to lower interest rates during 2015 on certain assets with guaranteed returns. Future actual pension expense will depend on the performance of the underlying assets and changes in future discount rates, among other factors.

Holding all other factors constant, a 0.25 percentage point increase (decrease) in the discount rate used to determine net periodic cost would decrease (increase) 2015 pension expense by approximately $1.8 million and $(1.9) million, respectively. Holding all other factors constant, a 0.25 percentage point increase (decrease) in the long-term rate of return on assets used to determine net periodic cost would decrease (increase) 2015 pension expense by approximately $0.3 million and $(0.3) million, respectively.

Plan assets are invested primarily in insurance contracts that provide for guaranteed returns. As of December 31, 2015 and 2014, respectively, plan assets totaled $100.5 million and $92.6 million. Investments in the pension plan insurance are valued utilizing unobservable inputs, which are contractually determined based on cash surrender values, returns, fees, and the present value of the future cash flows of the contracts, and are classified as Level 3 investments.

Stock-Based Compensation

Restricted Stock Awards issued by the Parent

From 2010 through 2013, our Parent granted various time-based and performance-based restricted stock awards to certain key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent. With the adoption of the Company’s 2014 Omnibus Plan, discussed further below, restricted stock awards will no longer be issued by the Parent on behalf of the Company.

On June 10, 2014, prior to the completion of the Company’s IPO, the Parent entered into agreements to modify the outstanding performance-based restricted stock awards held by the Company’s employees to remove the performance-based vesting condition associated with such awards related to the achievement of certain investment returns (while maintaining the requirement for a change in control or IPO).  Henceforth, these awards have been described as the Company’s modified time-based restricted stock awards. Prior to this modification, the Company had not recorded any compensation expense related to these awards as the likelihood of achieving the existing performance condition of a change in control or IPO was not deemed to be probable.

Compensation expense related to time-based and modified time-based restricted stock awards is equivalent to the grant-date fair value of the Parent’s ordinary shares adjusted for the return of co-investment share and other equity investment amounts, as discussed below, and is recognized as compensation expense over the service period utilizing graded vesting.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest.

The Parent has a call right that gives it the option, but not the obligation, to repurchase vested stock at the then current fair value upon an employee’s termination, or at cost in certain circumstances. During the year-ended December 31, 2013, as the result of certain employee terminations, the Parent repurchased a total of 3,372 previously vested time-based restricted stock awards at cost, resulting in a $0.9 million favorable adjustment to stock-based compensation expense. No such events occurred in 2014 or 2015.

Our Parent is a private company with no active public market for its ordinary shares. For grants made through the third quarter of 2010, the awards were valued using a share price derived from the purchase price of the acquired assets and liabilities on that date. For grants awarded or modified from the fourth quarter of 2010 through 2014, our Parent determined the estimated per share fair value of its ordinary shares using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants 2013 Guide, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” (the “Guide”). In conducting this valuation, our Parent considered all objective and subjective factors that it believed to be relevant, including its best estimate of its business condition, prospects, and operating performance. Within this contemporaneous valuation, a range of factors, assumptions, and methodologies were used. The significant factors included:

•

the fact that, prior to June 2014, we and our Parent were private companies with illiquid securities; since our June 2014 IPO, the Company is now publicly traded, but the Parent (from whom incentive shares are awarded) remains a private company;

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

For the Guideline Public Company and Guideline Transactions methods, we identified a group of comparable public companies and recent transactions within our industry. For the comparable companies, we estimated market multiples based on trading prices and trailing 12 months EBITDA and projected future EBITDA. We then calculated a rolling two year average of these multiples, which were applied to our trailing 12 months and projected EBITDA. When selecting comparable companies, consideration was given to industry similarity, their specific products offered, financial data availability and capital structure.

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

There were no valuations required in 2015 as there were no grants or modifications of incentive shares issued by the Parent.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014, under which the maximum number of ordinary shares that may be delivered upon satisfaction of awards granted under such plan is 4.5 million shares. Following the IPO, all equity-based awards granted by the Company are granted under the 2014 Omnibus Plan, which provides for awards of stock options, share appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based ordinary shares of the Company.

During 2014, a limited number of restricted share units (“RSUs”) were granted under the 2014 Omnibus Plan to two of the Company’s directors.  During 2015, the board of directors of the Company approved a more broad-based equity award grant for directors and certain executives and employees, comprised of RSUs and options to purchase shares (“option awards”).

Compensation costs for the RSUs are measured at the grant date based on the fair value of the award and are recognized ratably as expense over the applicable vesting term. The fair value of RSUs is equal to the fair market value of the Company’s ordinary shares based on the closing price on the date of grant.

Compensation cost for the option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The fair value for option awards is computed using the Black-Scholes pricing model, whose significant inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the price of the Company’s ordinary shares.

Since the Company’s equity interests were privately held prior to the IPO in June 2014, there is limited publicly traded history of its ordinary shares, and as a result the expected volatility used in the Black-Scholes pricing model is based on the historical volatility of similar companies’ stock that are publicly traded as well as the Company’s debt-to-equity ratio. Until such time that the Company has enough publicly traded history of its ordinary shares to determine expected volatility based solely on its ordinary shares, estimated volatility of options granted will be based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For option awards granted to date, the simplified method was used to calculate the expected term of options, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero based on historical and expected dividend activity.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest.

Asset Impairments

As of December 31, 2015, net property, plant and equipment totaled $518.8 million, net identifiable finite-lived intangible assets totaled $158.2 million and goodwill totaled $31.1 million. Management makes estimates and assumptions in preparing the financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

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

As a result, in the year ended December 31, 2013, we recorded an impairment loss of approximately $9.2 million. The amount was recorded within “Selling, general and administrative expenses” in the consolidated statement of operations and was allocated entirely to the Basic Plastics & Feedstocks segment.

Through December 31, 2015, we have continued to assess the recoverability of certain assets, and concluded there are no events or circumstances identified by management that would indicate these assets are not recoverable. However, the current environment is subject to changing market conditions and requires significant management judgment to identify the potential impact to our assessment. If we are not able to achieve certain actions or our future operating results do not meet our expectations, it is possible that impairment charges may need to be recorded on one or more of our operating facilities.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed.

Our goodwill impairment testing is performed annually as of October 1st at a reporting unit level. We perform more frequent impairment tests when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. As of our annual assessment date of October 1, 2015, each of our reporting units had fair values that substantially exceeded the carrying value of their net assets, indicating that no impairment of goodwill is warranted.

An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a market approach and an income approach (under the discounted cash flow method). As of December 31, 2015, our $31.1 million in total goodwill is allocated as follows to our reportable segments: $12.4 million to Latex, $8.5 million to Synthetic Rubber, $2.9 million to Performance Plastics and $7.3 million to Basic Plastics & Feedstocks.

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Luxembourg. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated as of December 31, 2015. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

As of December 31, 2015, we had a net deferred tax asset balance of $25.6 million, after valuation allowances of $85.1 million. With the adoption of new guidance from the FASB as of December 31, 2015, for each tax jurisdiction in which the Company operates, deferred tax assets and liabilities are offset against one another and are presented as a single noncurrent amount within the consolidated balance sheets.  See Note 2 to the consolidated financial statements for further discussion of the impact of adopting this guidance.

In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

As of December 31, 2015, we had deferred tax assets for tax loss carryforward of approximately $263.9 million, $37.5 million of which is subject to expiration in the years between 2016 and 2020. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

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

Interest Rate Risk

Given the leveraged nature of our Company, we have exposure to changes in interest rates. During 2013, we had borrowings under the 2018 Revolving Facility, on which we incurred interest charges subject to the rates discussed above. Based on the weighted-average outstanding borrowings under the 2018 Revolving Facility throughout the year ended December 31, 2013, an increase of 100 basis points in the LIBO rate would have resulted in approximately $0.2 million of additional interest expense for the period. As of and throughout the year ended December 31, 2014, we had no variable rate debt issued under our 2018 Senior Secured Credit Facility, including no amounts outstanding under the 2018 Revolving Facility. As such, we incurred no variable rate interest related to this facility during the year ended December 31, 2014. This remained true until the 2018 Senior Secured Credit Facility was terminated in conjunction with the May 2015 debt refinancing.

On May 5, 2015, the Borrowers, entered into the Credit Agreement, which provides senior secured financing of up to $825.0 million, defined as the Senior Credit Facility.  The Senior Credit Facility provides for senior secured financing consisting of the (i) 2020 Revolving Facility including a $325.0 revolving credit facility, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility maturing in May 2020 and (ii) $500.0 million senior secured 2021 Term Loan B. Amounts under the 2020 Revolving Facility are available in U.S. dollars and euros.

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. Based on weighted-average outstanding borrowings under the 2021 Term Loan B throughout the year ended December 31, 2015, an increase in 100 basis points in the LIBO rate would have resulted in approximately $1.1 million of additional interest expense for the period.

Loans under the 2020 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBO rate loans, which bear interest at a rate per annum equal to the LIBO rate plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).  As of December 31, 2015, the Borrowers will be required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum. As of and throughout the year ended December 31, 2015, we had no variable rate debt issued under our 2020 Revolving Facility. As such, we incurred no variable rate interest related to this facility during the year ended December 31, 2015.

The USD Notes and Euro Notes issued in May 2015 carry a fixed interest rate of 6.750% and 6.375%, respectively.

Our Accounts Receivable Securitization Facility is subject to interest charges against both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the Accounts Receivable Securitization Facility. In regards to outstanding borrowings on the Accounts Receivable Securitization Facility, fixed interest charges are 2.6% plus variable commercial paper rates which vary by month and by currency as outstanding Account Receivable Securitization Facility balances can be denominated in euro and U.S. dollar. In regards to available, but undrawn commitments under the Accounts Receivable Securitization Facility, fixed interest charges are 1.4%. Due to our limited use of this facility during the year ended December 31, 2015, an increase of 100 basis points in variable commercial paper rates would have resulted in less than $0.1 million of additional interest expense for the period based on weighted-average outstanding borrowings. As of December 31, 2015, there were no outstanding borrowings and there was $123.4 million of funds available for borrowing under the Accounts Receivable Securitization Facility.

Foreign Currency Risks

The Company’s ongoing business operations expose it to foreign currency risks, including fluctuating foreign exchange rates. Our foreign currency exposures include the euro, Swiss franc, Chinese yuan, Indonesian rupiah, British pound, Japanese yen, Brazilian real and Swedish krona. The primary foreign currency exposure relates to the U.S. dollar to euro exchange rate. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. Our principal strategy in managing exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding assets of the same currency such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure, we also use foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on our assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment.

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

We have legal entities consolidated in our financial statements that have functional currencies other than U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income, primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2015 and 2014.

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

 Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to provide the reasonable level of assurance described above.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Stock Ownership Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for the 2016 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2016 Proxy Statement”).

Code of Ethics

The Company has adopted a Code of Business Conduct applicable to all of our directors, officers and employees, and a Code of Ethics for Senior Financial Employees applicable to our principal executive, financial and accounting officers, and all persons performing similar functions. A copy of each of those Codes is available on the Company’s corporate website at www.trinseo.com under Investor Relations—Corporate Governance—Ethics and Compliance. If we make any substantive amendments to these Codes, or grant any waivers, including any implicit waivers from the provisions of these Codes, we will make a disclosure on our website or in a report on Form 8-K. Our Code of Business of Conduct is supported by a number of subsidiary policies which are specifically referenced in the Code, and several of which are also available on our corporate website. Our website and the information contained on that site, or accessible through that site, are not incorporated into and are not a part of this Annual Report.

Item 11.Executive Compensation

The information required by this Item 11 will be contained in our 2016 Proxy Statement and is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in our 2016 Proxy Statement and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our 2016 Proxy Statement and is incorporated by reference herein.

Item 14.    Accounting Fees and Services

The information required by this Item 14 will be contained in our 2016 Proxy Statement and is incorporated by reference herein.

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

Date: March 11, 2016

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer, and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Pappas	President, Chief Executive Officer, and Interim Chief Financial Officer	March 11, 2016
Christopher D. Pappas	(Principal Executive Officer and Interim Principal
Financial Officer)

/s/ Ryan J. Leib	Corporate Controller	March 11, 2016
Ryan J. Leib	(Interim Principal Accounting Officer)

/s/ Jeffrey J. Cote	Director	March 11, 2016
Jeffrey J. Cote

/s/ Pierre-Marie De Leener	Director	March 11, 2016
Pierre-Marie De Leener

/s/ Felix Hauser	Director	March 11, 2016
Felix Hauser

/s/ Donald T. Misheff	Director	March 11, 2016
Donald T. Misheff

/s/ Michel G. Plantevin	Director	March 11, 2016
Michel G. Plantevin

/s/ Stephen F. Thomas	Director	March 11, 2016
Stephen F. Thomas

/s/ Aurélien Vasseur	Director	March 11, 2016
Aurélien Vasseur

/s/ Stephen M. Zide	Director	March 11, 2016
Stephen M. Zide

*  The audited financial statements of Americas Styrenics LLC as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 have been included in this Annual Report in accordance with the requirements of Rule 3-09 of Regulation S-X.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo S.A.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Trinseo S.A. and its subsidiaries as of December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015).    We did not audit the financial statements of Americas Styrenics LLC, a 50-percent-owned equity investment of Trinseo S.A. as of or for the year ended December 31, 2015. Trinseo S.A.’s consolidated financial statements reflect an investment in unconsolidated affiliates for Americas Styrenics LLC of $143.9 million as of December 31, 2015 and includes equity in the earnings of unconsolidated affiliates for Americas Styrenics LLC of $135.3 million for the year ended December 31, 2015. The financial statements of Americas Styrenics LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the December 31, 2015 consolidated financial statements expressed herein, insofar as it relates to the amounts included for Americas Styrenics LLC, is based solely on the report of other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

A  company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 11, 2016

TRINSEO S.A.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$431,261	$220,786
Accounts receivable, net of allowance	494,556	601,066
Inventories	353,097	473,861
Deferred income tax assets	—	11,786
Other current assets	10,120	15,164
Total current assets	1,289,034	1,322,663
Investments in unconsolidated affiliates	182,836	167,658
Property, plant and equipment, net	518,751	556,697
Other assets
Goodwill	31,064	34,574
Other intangible assets, net	158,218	165,358
Deferred income tax assets—noncurrent	51,395	46,812
Deferred charges and other assets	53,274	62,354
Total other assets	293,951	309,098
Total assets	$2,284,572	$2,356,116
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,000	$7,559
Accounts payable	324,629	434,692
Income taxes payable	20,804	9,413
Deferred income tax liabilities	—	1,413
Accrued expenses and other current liabilities	98,836	120,928
Total current liabilities	449,269	574,005
Noncurrent liabilities
Long-term debt	1,202,798	1,194,648
Deferred income tax liabilities—noncurrent	25,764	27,311
Other noncurrent obligations	217,727	239,287
Total noncurrent liabilities	1,446,289	1,461,246
Commitments and contingencies (Note 15)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000,000 shares authorized at December 31, 2015 and 2014, 48,778 shares and 48,770 shares issued and outstanding as of December 31, 2015 and 2014, respectively	488	488
Additional paid-in-capital	556,532	547,530
Accumulated deficit	(18,289)	(151,936)
Accumulated other comprehensive loss	(149,717)	(75,217)
Total shareholders’ equity	389,014	320,865
Total liabilities and shareholders’ equity	$2,284,572	$2,356,116

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,971,902	$5,127,961	$5,307,414
Cost of sales	3,502,800	4,830,640	4,949,404
Gross profit	469,102	297,321	358,010
Selling, general and administrative expenses	207,964	232,586	216,858
Equity in earnings of unconsolidated affiliates	140,178	47,749	39,138
Operating income	401,316	112,484	180,290
Interest expense, net	93,197	124,923	132,038
Loss on extinguishment of long-term debt	95,150	7,390	20,744
Other expense, net	9,113	27,784	27,877
Income (loss) before income taxes	203,856	(47,613)	(369)
Provision for income taxes	70,209	19,719	21,849
Net income (loss)	$133,647	$(67,332)	$(22,218)
Weighted average shares- basic	48,774	43,476	37,270
Net income (loss) per share- basic	$2.74	$(1.55)	$(0.60)
Weighted average shares- diluted	48,970	43,476	37,270
Net income (loss) per share- diluted	$2.73	$(1.55)	$(0.60)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$133,647	$(67,332)	$(22,218)
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for 2015, 2014, and 2013, respectively):
Cumulative translation adjustments	(91,365)	(133,901)	53,339
Net gain (loss) on foreign exchange cash flow hedges	5,569	—	—
Pension and other postretirement benefit plans:
Prior service credit (cost) arising during period (net of tax of $0.2, $3.2, and $1.7)	3,222	9,529	10,548
Net gain (loss) arising during period (net of tax of $2.8, $(15.1), and $(1.3))	4,716	(42,442)	(3,545)
Amounts reclassified from accumulated other comprehensive income (loss)	3,358	3,219	3,463
Total other comprehensive income (loss), net of tax	(74,500)	(163,595)	63,805
Comprehensive income (loss)	$59,147	$(230,927)	$41,587

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2012	37,270	$373	$329,105	$24,573	$(62,386)	$291,665
Net loss	—	—	—	—	(22,218)	(22,218)
Other comprehensive income	—	—	—	63,805	—	63,805
Stock-based compensation	—	—	9,950	—	—	9,950
Balance at December 31, 2013	37,270	$373	$339,055	$88,378	$(84,604)	$343,202
Issuance of ordinary shares (Note 12)	11,500	115	197,974	—	—	198,089
Net loss	—	—	—	—	(67,332)	(67,332)
Other comprehensive loss	—	—	—	(163,595)	—	(163,595)
Stock-based compensation	—	—	10,501	—	—	10,501
Balance at December 31, 2014	48,770	$488	$547,530	$(75,217)	$(151,936)	$320,865
Net income	—	—	—	—	133,647	133,647
Other comprehensive loss	—	—	—	(74,500)	—	(74,500)
Stock-based compensation	8	—	9,002	—	—	9,002
Balance at December 31, 2015	48,778	$488	$556,532	$(149,717)	$(18,289)	$389,014

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$133,647	$(67,332)	$(22,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	96,752	103,706	95,196
Amortization of deferred financing costs and issuance discount	7,662	9,937	9,547
Deferred income tax	(77)	4,833	4,215
Stock-based compensation	9,002	10,501	9,950
Earnings of unconsolidated affiliates, net of dividends	(15,182)	(12,750)	(16,638)
Unrealized net losses (gains) on foreign exchange forward contracts	(8,953)	4,554	—
Contingent gain on sale of business	—	(623)	—
Loss on extinguishment of debt	95,150	7,390	20,744
Prepayment penalty on long-term debt	(68,603)	(3,975)	—
Loss (gain) on sale of businesses and other assets	—	(116)	4,186
Impairment charges	—	—	13,851
Changes in assets and liabilities
Accounts receivable	65,123	68,483	(5,643)
Inventories	97,151	22,605	55,369
Accounts payable and other current liabilities	(71,907)	(5,697)	15,001
Income taxes payable	12,019	259	(1,241)
Other assets, net	3,166	(2,527)	2,384
Other liabilities, net	(1,701)	(22,027)	26,632
Cash provided by operating activities	353,249	117,221	211,335
Cash flows from investing activities
Capital expenditures	(109,267)	(98,606)	(73,544)
Proceeds from capital expenditures subsidy	2,191	—	18,769
Proceeds from the sale of businesses and other assets	818	6,257	15,221
Payment for working capital adjustment from sale of business	—	(700)	—
Advance payment refunded	—	—	(2,711)
Distributions from unconsolidated affiliates	—	978	1,055
(Increase) / decrease in restricted cash	(413)	(533)	7,852
Cash used in investing activities	(106,671)	(92,604)	(33,358)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	198,087	—
Deferred financing fees	(28,197)	—	(48,255)
Short-term borrowings, net	(18,396)	(56,901)	(42,877)
Repayments of term loans	(2,500)	—	(1,239,000)
Proceeds from issuance of 2019 Senior Notes	—	—	1,325,000
Net proceeds from issuance of 2021 Term Loan B	498,750	—	—
Net proceeds from issuance of 2022 Senior Notes	716,625	—	—
Repayments of 2019 Senior Notes	(1,192,500)	(132,500)	—
Proceeds from Revolving Facility	—	—	405,000
Repayments of Revolving Facility	—	—	(525,000)
Proceeds from Accounts Receivable Securitization Facility	25,000	308,638	376,630
Repayments of Accounts Receivable Securitization Facility	(25,000)	(309,205)	(471,696)
Cash provided by (used in) financing activities	(26,218)	8,119	(220,198)
Effect of exchange rates on cash	(9,885)	(8,453)	2,367
Net change in cash and cash equivalents	210,475	24,283	(39,854)
Cash and cash equivalents—beginning of period	220,786	196,503	236,357
Cash and cash equivalents—end of period	$431,261	$220,786	$196,503
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$58,151	$5,097	$24,779
Cash paid for interest, net of amounts capitalized	$121,229	$119,820	$83,509
Accrual for property, plant and equipment	$14,205	$18,245	$11,156

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

NOTE 1—ORGANIZATION AND BUSINESS ACTIVITIES

Organization

On June 3, 2010, Bain Capital Everest Manager Holding SCA (the “Parent”), an affiliate of Bain Capital Partners, LP (“Bain Capital”), was formed through investment funds advised or managed by Bain Capital. Dow Europe Holding B.V. (together with The Dow Chemical Company, “Dow”) retained an indirect ownership interest in the Parent. Trinseo S.A. (“Trinseo”, and together with its subsidiaries, the “Company”) was also formed on June 3, 2010, incorporated under the existing laws of the Grand Duchy of Luxembourg. At that time, all ordinary shares of Trinseo were owned by the Parent. On June 17, 2010, Trinseo acquired 100% of the former Styron business from Dow (the “Acquisition”), at which time, the Company commenced operations.

On May 30, 2014, the Company amended its Articles of Association to effect a 1-for-436.69219 reverse split of its issued and outstanding ordinary shares (“reverse split”) and to increase its authorized shares to 50.0 billion. All share and per share data were retroactively adjusted in the accompanying financial statements to give effect to the reverse split.

On June 17, 2014, Trinseo completed an initial public offering (the “IPO”) of 11,500,000 ordinary shares at a price of $19.00 per share, which included 1,500,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. The Company received cash proceeds of $203.2 million from this transaction, net of underwriting discounts. See Note 12 for more information.

Business Activities

The Company is a leading global materials company engaged in the manufacturing and marketing of synthetic rubber, latex, and plastics, including various specialty and technologically differentiated products. The Company develops emulsion polymers and plastics products that are incorporated into a wide range of products throughout the world, including tires and other products for automotive applications, carpet and artificial turf backing, coated paper and packaging board, food service packaging, appliances, medical devices, consumer electronics and construction applications, among others.

The Company’s operations are located in Europe and the Middle East, North America, Latin America, and Asia Pacific, supplemented by two strategic joint ventures, Americas Styrenics LLC (“Americas Styrenics”), a polystyrene joint venture with Chevron Phillips Chemical Company LP, and Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate”). Refer to Note 4 for further information regarding our investments in these unconsolidated affiliates.

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2015, the Company’s production facilities included 34 manufacturing plants (which included a total of 80 production units) at 26 sites across 14 countries, including joint ventures and contract manufacturers. The Company’s manufacturing locations include sites in emerging markets such as China and Indonesia. Additionally, as of December 31, 2015, the Company operated 11 research and development (R&D) facilities globally, including mini plants, development centers and pilot coaters.

The Company is operated in two divisions: Performance Materials and Basic Plastics & Feedstocks.  The Performance Materials division includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics.  The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 10 for further discussion of the Company’s accounts receivable securitization facility, which qualifies as a VIE and is consolidated within the Company’s financial statements.

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

The estimated fair value of the Company’s 2021 Term Loan B, 2022 Senior Notes, and 2019 Senior Notes (all of which are defined in Note 10) are determined using level 2 inputs within the fair value hierarchy. Refer to Note 13 for the fair value of these debt instruments. When outstanding, the estimated fair values of borrowings under the Company’s 2020 Revolving Facility and Accounts Receivable Securitization Facility (both of which are defined in Note 10) are determined using level 2 inputs within the fair value hierarchy. The carrying amounts of borrowings under the 2020 Revolving Facility and Accounts Receivable Securitization Facility approximate fair value as these borrowings bear interest based on prevailing variable market rates.

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

As of December 31, 2015 and 2014, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment. As such, the settlements and changes in fair value of underlying instruments are recognized in “Other expense, net” in the consolidated statements of operations. For the years ended

December 31, 2015, 2014, and 2013, the Company recognized losses related to these forward contracts of $16.5 million, $28.2 million, and $0.6 million, respectively.

As of December 31, 2015, the Company also had foreign exchange forward contracts which are designated as cash flow hedges. As such, the qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. No such contracts were outstanding as of December 31, 2014.

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

For the year ended December 31, 2015 and 2014, the Company recognized net foreign exchange transaction gains of $6.1 million and $32.4 million, respectively. For the year ended December 31, 2013, the Company recognized net foreign exchange transaction losses of $18.3 million. These amounts exclude the impacts of foreign exchange forward contracts discussed above. Gains and losses on net foreign exchange transactions are recorded within “Other expense, net” in the consolidated statements of operations.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2015 and 2014, there were no accruals for environmental liabilities recorded.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and less impairment, if applicable, and are depreciated over their estimated useful lives using the straight-line method. Capitalized costs associated with computer software for internal use are amortized on a straight-line basis over their estimated useful life.

Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activity or turnaround activities that increase our manufacturing plants’ output and improve production efficiency as compared to pre-turnaround operations. As of December 31, 2015 and 2014, $7.6 million and $9.2 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

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

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The Company utilizes a market approach and an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units. The annual impairment assessment is completed using a measurement date of October 1st.  No goodwill impairment losses were recorded in the years ended December 31, 2015, 2014 and 2013.

Finite-lived intangible assets, such as our intellectual property and manufacturing capacity rights, are amortized on a straight-line basis and are reviewed for impairment or obsolescence if events or changes in circumstances indicate that their carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows. No intangible asset impairment losses were recorded in the years ended December 31, 2015, 2014 and 2013.

Deferred Financing Fees

Capitalized fees and costs incurred in connection with the Company’s financing arrangements are recorded in “Deferred charges and other assets” within the consolidated balance sheets. For the 2021 Term Loan B and 2022 Senior Notes (and the 2019 Senior Notes, prior to their repayment in May 2015), deferred financing fees are amortized over the term of the agreement using the effective interest method, while for the 2020 Revolving Facility and the Accounts Receivable Securitization Facility, deferred financing fees are amortized using the straight-line method over the term of the respective facility. Amortization of deferred financing fees is recorded in “Interest expense, net” within the consolidated statements of operations.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are charged to expense as incurred. SG&A expenses are the cost of services performed by the marketing and sales functions (including sales managers, field sellers, marketing research, marketing communications and promotion and advertising materials) and by administrative functions (including product management, R&D, business management, customer invoicing, and human resources). R&D expenses include the cost of services performed by the R&D function, including technical service and development, process research including pilot plant operations, and product development.

Total R&D costs included in SG&A expenses were approximately $51.9 million, $53.4 million and $49.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were approximately $3.5 million, $2.9 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. With the adoption of new guidance from the Financial Accounting Standards Board (“FASB”) as of December 31, 2015, for each tax jurisdiction in which the Company operates, deferred tax assets and liabilities are offset against one another and are presented as a single noncurrent amount within the consolidated balance sheets.  See “- Recent Accounting Guidance” below for further discussion of the impact of adopting this guidance.

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

Stock-based Compensation

Refer to Note 17 to the consolidated financial statements for detailed discussion regarding the Company’s stock-based compensation award programs.  The following provides a brief summary of the key accounting policy elections related to these awards.

On all awards, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest.

Restricted Stock Awards issued by the Parent

From 2010 through 2013, our Parent granted various time-based and performance-based restricted stock awards to certain key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent.

Stock-based compensation expense for these awards is measured at the grant date, based on the fair value of the award. Time-based and modified time-based restricted stock awards are generally recognized as expense on a graded vesting basis over the related service period. Prior to their modification in June 2014, the Company recognized compensation cost related to performance-based restricted stock awards if and when it was deemed probable that the related performance condition would be achieved. When applicable, the Company calculated the fair value of its performance-based restricted stock awards using a combination of a call option and digital option model.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan. Since that time, certain equity grants have been awarded, comprised of RSUs and options awards (defined in Note 17 to the consolidated financial statements).

Compensation costs for the RSUs are measured at the grant date based on the fair value of the award and are recognized ratably as expense over the applicable vesting term. The fair value of RSUs is equal to the fair market value of the Company’s ordinary shares based on the closing price on the date of grant.

Compensation cost for the option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant.

Recent Accounting Guidance

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

In January 2015, the FASB issued guidance to simplify income statement classification by removing the concept of extraordinary items from GAAP. The Company adopted this guidance effective January 1, 2015 and the adoption did not have an impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued guidance that requires deferred financing fees related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing fees are not affected. This new guidance, which is to be applied on a retrospective basis, is effective for public companies for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company will adopt this guidance effective January 1, 2016.  As of December 31, 2015, the Company had $32.7 million of unamortized deferred financing fees classified as noncurrent assets within “Deferred charges and other assets” on the consolidated balance sheet, of which approximately $25.7 million will be reclassified as a reduction of “Long-term debt” on the consolidated balance sheet upon adoption.

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

In November 2015, the FASB issued guidance which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and may be applied either prospectively or retrospectively, with early adoption permitted. The Company adopted this guidance effective December 31, 2015 on a prospective basis, noting that prior periods were not retrospectively adjusted. If the Company had retrospectively adopted this guidance, $11.8 million and $1.4 million of current deferred tax assets and liabilities, respectively, would have been reclassified, resulting in a total of $57.1 million and $27.2 million of noncurrent deferred tax assets and liabilities, respectively, on the consolidated balance sheet as of December 31, 2014.

NOTE 3—ACQUISITIONS AND DIVESTITURES

The Acquisition

The Company accounted for the Acquisition (as discussed in Note 1) under the purchase method of accounting, whereby the purchase price paid, net of working capital adjustments, was allocated to the acquired assets and liabilities at fair value. As of June 17, 2011, the one-year measurement period surrounding the Acquisition ended. During 2014, an adjustment was identified related to one of our postretirement benefit plans, which dated back to the initial Acquisition accounting. As such, the Company recorded a $1.7 million increase to goodwill to correct our final purchase price allocation, with the offset recorded to postretirement benefit liabilities. The Company does not believe this adjustment was material to our prior period financial statements. Refer to Note 16 for further discussion.

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

During 2013, the Company received $6.7 million, net of tax indemnity from Dow for income taxes paid to the taxing authorities relating to the period prior to the Acquisition. This indemnity amount was previously recorded within “Accounts receivable, net of allowance” in the consolidated balance sheets. There were no other significant indemnity payments received from Dow or indemnity payments to Dow during the years ended December 31, 2015, 2014, and 2013, respectively.

Divestiture of Expandable Polystyrene Business

In June 2013, the Company’s board of directors approved the sale of its expandable polystyrene (“EPS”) business within the Company’s Basic Plastics & Feedstocks segment, under a sale and purchase agreement which was signed in July 2013. The sale closed on September 30, 2013 and the Company received $15.2 million of sales proceeds during the third quarter of 2013, subject to a $0.7 million working capital adjustment which was paid by the Company during the first quarter of 2014 and is reflected within investing activities in the consolidated statement of cash flows for the year ended December 31, 2014. The Company recognized a loss from the sale of $4.2 million recorded in “Other expense, net” in the consolidated statement of operations for the year ended December 31, 2013. The loss calculation is as follows:

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

Further, under the terms of the sale and purchase agreement, should the divested EPS business record EBITDA (as defined therein) greater than zero for fiscal year 2014, the Company would receive an incremental payment of €0.5 million. The EBITDA threshold was met for fiscal year 2014, and the Company recorded the contingent gain on sale of €0.5 million (approximately $0.6 million) related to this incremental payment for the year ended December 31, 2014. The payment was received during the first quarter of 2015 and is reflected within cash flows used in investing activities in the consolidated statement of cash flows for the year ended December 31, 2015.

Livorno Land Sale

In April 2014, the Company completed the sale of a portion of land at its manufacturing site in Livorno, Italy for a purchase price of €4.95 million (approximately $6.8 million). As a result, the Company recorded a gain on sale of $0.1 million within “Other expense, net” in the consolidated statements of operations for the year ended December 31, 2014.

NOTE 4—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is supplemented by two strategic joint ventures, the results of which are included within the Basic Plastics & Feedstocks reporting segment: Americas Styrenics (a polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate (a polycarbonate joint venture with Sumitomo Chemical Company Limited).

As of December 31, 2015 and 2014, respectively, the Company’s investment in Americas Styrenics was $143.9 million and $133.5 million, which was $91.9 million and $108.4 million less than the Company’s 50% share of Americas Styrenics’ underlying net assets. These amounts represent the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 4.8 years as of December 31, 2015. The Company received dividends from Americas Styrenics of $125.0 million, $35.0 million, and $22.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015 and 2014, respectively, the Company’s investment in Sumika Styron Polycarbonate was $39.0 million and $34.1 million, which was $19.8 million and $21.3 million greater than the Company’s 50% share of Sumika Styron Polycarbonate’s underlying net assets. These amounts represent the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron Polycarbonate. This difference is being amortized over the remaining useful life of the contributed assets of 9.8 years as of December 31,

2015. The Company received no dividends from Sumika Styron Polycarbonate for the year ended December 31, 2015, and received dividends of $1.0 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively.

Equity in earnings from unconsolidated affiliates was $140.2 million, $47.7 million and $39.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Both Americas Styrenics and Sumika Styron Polycarbonate are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	December 31,
	2015	2014
Current assets	$455,186	$498,516
Noncurrent assets	293,322	313,648
Total assets	$748,508	$812,164
Current liabilities	$188,874	$253,507
Noncurrent liabilities	49,841	49,084
Total liabilities	$238,715	$302,591

	Year Ended
	December 31,
	2015	2014	2013
Sales	$1,753,511	$2,161,232	$2,281,045
Gross profit	$318,073	$117,667	$94,148
Net income	$250,113	$52,957	$38,504

Sales to unconsolidated affiliates for the years ended December 31, 2015, 2014, and 2013 were $2.5 million, $6.5 million and $8.2 million, respectively. Purchases from unconsolidated affiliates were $178.4 million, $290.3 million and $274.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, respectively, $1.0 million and $2.0 million due from unconsolidated affiliates was included in “Accounts receivable, net of allowance” and $15.4 million and $28.6 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

NOTE 5—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2015	2014
Trade receivables	$407,535	$497,538
Non-income tax receivables	61,990	75,083
Other receivables	27,448	34,713
Less: allowance for doubtful accounts	(2,417)	(6,268)
Total	$494,556	$601,066

The allowance for doubtful accounts was approximately $2.4 million and $6.3 million as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, respectively, the Company recognized bad debt expense of $0.3 million and $1.1 million. As a result of changes in the estimate of allowance for doubtful accounts, for the year ended December 31, 2013 the Company recognized a benefit of $3.0 million.

NOTE 6—INVENTORIES

Inventories consisted of the following:

	December 31,
	2015	2014
Finished goods	$170,380	$235,949
Raw materials and semi-finished goods	151,444	205,061
Supplies	31,273	32,851
Total	$353,097	$473,861

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful			December 31,
	Lives (Years)			2015	2014
Land	Not applicable			$44,167	$47,196
Land and waterway improvements	1	-	20	13,151	13,139
Buildings	2	-	40	57,389	55,693
Machinery and equipment(1)	1	-	20	654,670	640,861
Utility and supply lines	1	-	10	7,081	7,679
Leasehold interests	1	-	45	43,421	45,759
Other property	1	-	8	23,043	24,560
Construction in process	Not applicable			51,144	46,193
Property, plant and equipment				894,066	881,080
Less: accumulated depreciation				(375,315)	(324,383)
Property, plant and equipment, net				$518,751	$556,697

(1)	Approximately 94.0% of our machinery and equipment had a useful life of three to ten years as of December 31, 2015 and 2014.

	Year Ended
	December 31,
	2015	2014	2013
Depreciation expense	$74,938	$75,286	$75,401
Capitalized interest	$3,892	$4,192	$3,142

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

As a result, the Company recorded an impairment loss on these assets of approximately $9.2 million for the year ended December 31, 2013. The amount was recorded within “Selling, general and administrative expenses” in the consolidated statements of operations and allocated entirely to the Basic Plastics & Feedstocks segment.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2013 to December 31, 2014 and from December 31, 2014 to December 31, 2015, respectively:

	Performance Materials
		Synthetic	Performance	Basic Plastics
	Latex	Rubber	Plastics	& Feedstocks	Total
Balance at December 31, 2013	$14,901	$10,205	$3,498	$8,669	$37,273
Purchase accounting adjustment (Note 16)*	664	455	156	404	1,679
Foreign currency impact	(1,750)	(1,199)	(411)	(1,018)	(4,378)
Balance at December 31, 2014	$13,815	$9,461	$3,243	$8,055	$34,574
Foreign currency impact	(1,403)	(960)	(329)	(818)	(3,510)
Balance at December 31, 2015	$12,412	$8,501	$2,914	$7,237	$31,064

*The purchase price adjustment for the year ended December 31, 2014 relates to the Company’s other postretirement benefit obligations provided to its employees in Brazil. Refer to Note 16 to the consolidated financial statements for a detailed discussion of this adjustment.

Goodwill impairment testing is performed annually as of October 1st. In 2015, the Company performed its annual impairment test for goodwill and determined that the estimated fair value of each reporting unit was substantially in excess of the carrying value indicating that none of the Company’s goodwill was impaired. The Company concluded there were no goodwill impairments or triggering events for the years ended December 31, 2015, 2014, and 2013.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2015 and 2014, respectively:

		December 31, 2015			December 31, 2014
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	15	$172,675	$(62,870)	$109,805	$188,854	$(56,782)	$132,072
Manufacturing Capacity Rights	6	20,750	(5,888)	14,862	23,095	(2,809)	20,286
Software	5	18,006	(9,494)	8,512	13,177	(6,441)	6,736
Software in development	N/A	24,516	—	24,516	6,000	—	6,000
Other	N/A	523	—	523	264	—	264
Total		$236,470	$(78,252)	$158,218	$231,390	$(66,032)	$165,358

As of December 31, 2015, the Company had $24.5 million capitalized as software in development, primarily related to our project to upgrade our legacy ERP environment to the latest version of SAP.  This project is expected to be completed and placed into service in 2016.

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

Amortization expense related to finite-lived intangible assets totaled $18.5 million, $19.6 million, and $15.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2016	2017	2018	2019	2020
$18,555	$17,720	$17,031	$16,788	$13,169

NOTE 9—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2015	2014
Trade payables	$296,045	$383,297
Other payables	28,584	51,395
Total	$324,629	$434,692

NOTE 10—DEBT

Debt consisted of the following:

	December 31,
	2015	2014
Senior Credit Facility
2020 Revolving Facility	$—	$—
2021 Term Loan B	496,365	—
2022 Senior Notes
USD Notes	300,000	—
Euro Notes	409,538	—
2019 Senior Notes	—	1,192,500
Accounts Receivable Securitization Facility	—	—
Other indebtedness	1,895	9,707
Total debt	1,207,798	1,202,207
Less: current portion	(5,000)	(7,559)
Total long-term debt	$1,202,798	$1,194,648

The Company was in compliance with all debt covenant requirements as of December 31, 2015. Total accrued interest on outstanding debt as of December 31, 2015 and 2014 was $7.8 million and $43.5 million, respectively. Accrued interest is recorded in “Accrued expenses and other current liabilities” within the consolidated balance sheets.

2018 Senior Secured Credit Facility

In June 2010, the Company entered into a credit agreement, which was subsequently amended on February 2, 2011, July 28, 2011, February 13, 2012, August 9, 2012, January 19, 2013, and December 3, 2013 and was set to mature in January 2018 (“2018 Senior Secured Credit Facility”).  Under the 2018 Senior Secured Credit Facility, the Company had certain term loan borrowings outstanding through the end of 2012 (the “Term Loans”).

In January 2013, the Company amended the 2018 Senior Secured Credit Facility (the “2013 Amendment”) to, among other things, repay its then outstanding Term Loans of $1,239.0 million using the proceeds from its sale of its 2019 Senior Notes (discussed below). As a result, the Company recognized a $20.7 million loss on extinguishment of debt during the year ended December 31, 2013, which consisted of the write-off of existing unamortized deferred financing fees and debt discount attributable to the Term Loans. Fees and expenses incurred in connection with the 2013 Amendment were $5.5 million, which were capitalized.

The 2018 Senior Secured Credit Facility also included a revolving credit facility (“2018 Revolving Facility”), which, as a result of the 2013 Amendment, included a borrowing capacity of $300.0 million, with an applicable margin rate of 3.00% as applied to base rate loans (which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined therein)), or 4.00% as applied to LIBO rate loans (which shall bear interest at a rate per annum equal to the LIBO rate plus the applicable margin and the mandatory cost (as defined therein), if applicable), and a maturity date of January 2018. As of December 31, 2014, there were no amounts outstanding under the 2018 Revolving Facility, while available borrowings under the facility were $293.3 million (net of $6.7 million outstanding letters of credit).

Capitalized fees and costs incurred in connection with the Company’s 2018 Revolving Facility were recorded in “Deferred charges and other assets” within the consolidated balance sheets and were amortized using a straight-line method over the term of the facility. Amortization of deferred financing fees are recorded in “Interest expense, net” in the consolidated statements of operations.  Unamortized deferred financing fees related to the 2018 Revolving Facility were $8.8 million as of December 31, 2014.

The Company recorded interest expense relating to the amortization of deferred financing fees and debt discounts related to the entire 2018 Senior Secured Credit Facility, respectively, of $1.0 million and zero for the year ended December 31, 2015; $2.9 million and zero for the year ended December 31, 2014; and $3.1 million and $0.1 million for the year ended December 31, 2013.

In May 2015, upon completion of the refinancing transactions discussed below, the Company terminated the 2018 Senior Secured Credit Facility.  Immediately prior to this termination, the Company had no outstanding borrowings under the 2018 Revolving Facility. As a result of this termination, the Company recognized a $0.7 million loss on extinguishment of long-term debt, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2018 Revolving Facility.  The remaining unamortized deferred financing fees under the 2018 Revolving Facility totaled $7.2 million, which remained capitalized and are being amortized along with the new deferred financing fees over the life of the new revolving credit facility, discussed in further detail below.

Interest charges, excluding interest expense relating to the amortization of deferred financing fees and debt discounts, incurred on the Term Loans and 2018 Revolving Facility, respectively, were zero and $0.6 million for the year ended December 31, 2015, zero and $1.8 million for the year ended December 31, 2014, and $7.7 million and $2.8 million for the year ended December 31, 2013. Cash paid related to interest incurred on the Term Loans and 2018 Revolving Facility, respectively, was zero and $0.6 million for the year ended December 31, 2015, zero and $1.9 million for the year ended December 31, 2014, and $16.5 million and $2.8 million for the year ended December 31, 2013.

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

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. During the year ended December 31, 2015, the Company made principal payments of $2.5 million related to the 2021 Term Loan B. As of December 31, 2015, $5.0 million of these scheduled future payments were classified as current debt on the Company’s consolidated balance sheets.

Loans under the 2020 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBO rate loans, which bear interest at a rate per annum equal to the LIBO rate plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).  As of December 31, 2015, the Borrowers will be required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

As of December 31, 2015, the Company had no outstanding borrowings, and had $311.5 million (net of $13.5 million outstanding letters of credit) of funds available for borrowing under the 2020 Revolving Facility.

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

The 2020 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2020 Revolving Facility exceeds 30% of the $325.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter-end, then the Company’s first lien net leverage ratio may not exceed 2.00 to 1.00.  As of December 31, 2015, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

Fees and expenses incurred in connection with the issuance of the 2021 Term Loan B and the 2020 Revolving Facility were $12.0 million and $0.3 million, respectively, which were capitalized and recorded in “Deferred charges and other assets” in the consolidated balance sheets.

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

Unamortized deferred financing fees and debt discount related to the 2021 Term Loan B were $10.9 million and $1.1 million, respectively, as of December 31, 2015. Unamortized deferred financing fees related to the 2020 Revolving Facility were $6.5 million as of December 31, 2015. The Company recorded interest expense relating to the amortization of deferred financing fees and debt discounts related to the entire Senior Credit Facility, respectively, of $2.1 million and $0.1 million for the year ended December 31, 2015.

Interest charges, excluding interest expense relating to the amortization of deferred financing fees and debt discounts, incurred on the 2021 Term Loan B and 2020 Revolving Facility, respectively, were $14.2 million and $1.3 million for the year ended December 31, 2015. Cash paid related to interest incurred on the 2021 Term Loan B and 2020 Revolving Facility, respectively, was $14.2 million and $1.3 million during the year ended December 31, 2015.

2019 Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% senior notes due to mature on February 1, 2019 (the “2019 Senior Notes”). The proceeds from the issuance of the 2019 Senior Notes were used to repay all of the Company’s then outstanding Term Loans and related refinancing fees and expenses.

In July 2014, using proceeds from the Company’s IPO (see Note 12), the Company redeemed $132.5 million in aggregate principal amount of the 2019 Senior Notes, together with a 103% call premium totaling $4.0 million and accrued and unpaid interest thereon of $5.2 million. As a result of this redemption, during the year ended

December 31, 2014 the Company incurred a loss on the extinguishment of debt of approximately $7.4 million, which includes the above $4.0 million call premium and an approximately $3.4 million write-off of related unamortized deferred financing fees.

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

As a result of this redemption, during the year ended December 31, 2015, the Company recorded a loss on extinguishment of long-term debt of $94.5 million, which includes the above $68.6 million call premium and a $25.9 million write-off of unamortized deferred financing fees related to the 2019 Senior Notes.

Fees and expenses incurred in connection with the issuance of 2019 Senior Notes were capitalized and recorded in “Deferred charges and other assets” in the consolidated balance sheets and were being amortized into “Interest expense, net” in the consolidated statements of operations over the term of the 2019 Senior Notes using the effective interest rate method.

For the year ended December 31, 2015, the Company recorded $2.1 million in amortization of deferred financing fees on the 2019 Senior Notes, noting no unamortized deferred financing fees remained on the consolidated balance sheet as of December 31, 2015 due to the redemption in May 2015. For the year ended December 31, 2014, the Company recorded $5.7 million in amortization of deferred financing fees, leaving $28.0 million of unamortized deferred financing fees related to the 2019 Senior Notes on the consolidated balance sheet as of December 31, 2014. For the year ended December 31, 2013, the Company recorded $4.9 million in amortization of deferred financing fees.

Interest expense on the 2019 Senior Notes, excluding expense relating to the amortization of deferred financing fees, was $38.3 million, $110.6 million, and $106.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Cash paid for interest on the 2019 Senior Notes was $81.7 million, $115.4 million, and $58.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The Indenture contains customary covenants that, among other things, limit the Issuers’ and certain of their subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions, make investments, or prepay certain indebtedness, each subject to a number of exceptions and qualifications. Certain of these covenants, will be suspended during any period of time that (1) the 2022 Notes have investment grade ratings (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2022 Senior Notes are downgraded to below an investment grade rating, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of December 31, 2015, the Company was in compliance with all debt covenant requirements under the Indenture.

Fees and expenses incurred in connection with the issuance of the 2022 Senior Notes were $16.0 million, which were capitalized and recorded in “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized into “Interest expense, net” in the consolidated statements of operations over their 7.0 year term using the effective interest method.

For the year ended December 31, 2015, the Company recorded $1.2 million in amortization of deferred financing fees, leaving $14.8 million of unamortized deferred financing fees on the consolidated balance sheet as of December 31, 2015.

Interest expense on the 2022 Senior Notes, excluding expense relating to the amortization of deferred financing fees, was $30.5 million for the year ended December 31, 2015. Cash paid for interest on the 2022 Senior Notes was $22.8 million for the year ended December 31, 2015.

Accounts Receivable Securitization Facility

In 2010, Styron Receivable Funding Ltd. (“SRF”), a VIE in which the Company is the primary beneficiary, executed an agreement for an accounts receivable securitization facility (“Accounts Receivable Securitization Facility”). As of December 31, 2015, the facility, as previously amended in May 2013, permitted borrowings by one of the Company’s subsidiaries, Trinseo Europe GmbH (“TE”), up to a total of $200.0 million and had a maturity date of May 2016.  In February 2016, the facility was again amended, extending the maturity date to May 2019.

Under the facility, TE sells its accounts receivable from time to time to SRF. In turn, SRF may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash. The Company has agreed to continue servicing the receivables for SRF. Upon the sale of the interests in the accounts receivable by SRF, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries.

The Accounts Receivable Securitization Facility is subject to interest charges against the amount of outstanding borrowings as well as the amount of available, but undrawn commitments. In regards to outstanding borrowings, fixed interest charges are 2.6% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.40%.

As of December 31, 2015 and 2014, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $123.4 million and $136.1 million, respectively, of funds available for borrowing under this facility, based on the pool of eligible accounts receivable. Interest expense on the Accounts Receivable Securitization Facility, excluding interest expense relating to the amortization of deferred financing fees, for the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $2.9 million and $4.2 million, respectively, and was recorded in “Interest expense, net” in the consolidated statements of operations.

Unamortized deferred financing fees related to the Accounts Receivable Securitization Facility were $0.5 million and $1.9 million as of December 31, 2015 and 2014, respectively, recorded in “Deferred charges and other assets” within the consolidated balance sheets. These charges are being amortized on a straight-line basis over the term of the facility. The Company recorded $1.2 million, $1.4 million and $1.4 million in amortization of deferred financing fees related to the Accounts Receivable Securitization Facility in “Interest expense, net” within the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Indebtedness

The Company has a short-term revolving facility through our subsidiary in China that provides uncommitted funds available for borrowing, subject to the availability of collateral. The facility is subject to annual renewal.

Outstanding borrowings under this revolving facility were zero and $7.6 million as of December 31, 2015 and 2014, respectively. The revolving facility is guaranteed by the Company’s holding company, Trinseo Materials Operating S.C.A. or secured by pledge of certain of the Company’s assets in China. As of December 31, 2015 and 2014, the weighted average interest rate of the facility was approximately zero and 0.1%, respectively.

NOTE 11—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded on the consolidated balance sheets at fair value. For fair value disclosures related to these instruments refer to Note 13.

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

As of December 31, 2015, the Company had open foreign exchange forward contracts with a net notional U.S. dollar equivalent absolute value of $371.8 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2015.

December 31,
Buy / (Sell)	2015
Chinese Yuan	$(122,907)
Euro	$109,049
Indonesian Rupiah	$(58,212)
Swiss Franc	$36,856
British Pound	$(16,124)

Open foreign exchange forward contracts as of December 31, 2015 have maturities of less than three months.

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

Open foreign exchange cash flow hedges as of December 31, 2015 have maturities occurring over a period of 12 months, and have a net notional U.S. dollar equivalent of $168.0 million.

Net Investment Hedge

The Company’s outstanding debt includes €375.0 million of Euro Notes (see Note 10 for details).  As of December 31, 2015, the Company has designated a portion (€150.0 million) of the principal amount of these Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. As this debt was deemed to be a highly effective hedge, changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation gain of $0.4 million within accumulated other comprehensive loss as of December 31, 2015.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in			Gain (Loss) Recognized in
	AOCI on Balance Sheet			Statement of Operations
	Year Ended December 31,						Statement of Operations
	2015	2014	2013	2015	2014	2013	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$5,569	$—	$—	$512	$—	$—	Cost of sales
Total	$5,569	$—	$—	$512	$—	$—
Net Investment Hedges
Euro Notes	$427	$—	$—	$—	$—	$—	Other expense, net
Total	$427	$—	$—	$—	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$—	$(16,526)	$(28,164)	$(621)	Other expense, net
Total	$—	$—	$—	$(16,526)	$(28,164)	$(621)

The Company recorded losses of $16.5 million, $28.2 million and $0.6 million during the years ended December 31, 2015, 2014, and 2013, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges) which are recognized in “Other expense, net” in the consolidated statements of operations. The losses from these forward contracts offset net foreign exchange transaction gains of $6.1 million and $32.4 million during the years ended December 31, 2015 and 2014, respectively, and were incremental to net foreign exchange transaction losses of $18.3 million during the year ended December 31, 2013, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the consolidated statements of cash flows.

As of December 31, 2015, the Company has no ineffectiveness related to its foreign exchange cash flow hedges. In the next twelve months, the Company expects to reclassify an approximate $5.0 million net gain from other comprehensive income (loss) into earnings related to the Company’s outstanding cash flow hedges as of December 31, 2015, based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the consolidated balance sheets:

	December 31, 2015			December 31, 2014
	Foreign Exchange	Foreign Exchange		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$4,592	$4,958	$9,550	$298	$—	$298
Deferred charges and other assets	—	—	—	—	—	—
Total asset derivatives	$4,592	$4,958	$9,550	$298	$—	$298
Liability Derivatives:
Accounts payable	$194	$—	$194	$4,850	$—	$4,850
Other noncurrent obligations	—	—	—	—	—	—
Total liability derivatives	$194	$—	$194	$4,850	$—	$4,850

Forward contracts are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As such, in accordance with the Company’s accounting policy, we record these foreign exchange forward contracts on a net basis by counterparty within the consolidated balance sheet. Information regarding the gross amounts of the Company’s derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at December 31, 2015
Derivative assets	$10,044	$(494)	$9,550
Derivative liabilities	688	(494)	194

Balance at December 31, 2014
Derivative assets	$2,037	$(1,739)	$298
Derivative liabilities	6,589	(1,739)	4,850

Refer to Notes 13 and 21 for further information regarding the fair value of the Company’s derivative instruments and the related changes in accumulated other comprehensive income.

NOTE 12—SHAREHOLDERS’ EQUITY

Ordinary Shares

On May 30, 2014, the Company amended its Articles of Association to effect a 1-for-436.69219 reverse split of its issued and outstanding ordinary shares and to increase its authorized ordinary shares to 50.0 billion. Pursuant to the reverse split, every 436.69219 shares of the Company’s then issued and outstanding ordinary shares was converted into one ordinary share. The reverse split did not change the par value of the Company’s ordinary shares. These consolidated financial statements and accompanying footnotes have been retroactively adjusted to give effect to the reverse split.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2015 and 2014.

	December 31, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$4,592	$—	$4,592
Foreign exchange forward contracts—(Liabilities)	—	(194)	—	(194)
Foreign exchange cash flow hedges—Assets	—	4,958	—	4,958
Total fair value	$—	$9,356	$—	$9,356

	December 31, 2014
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$298	$—	$298
Foreign exchange forward contracts—(Liabilities)	—	(4,850)	—	(4,850)
Total fair value	$—	$(4,552)	$—	$(4,552)

The Company uses an income approach to value its foreign exchange forward contracts and foreign exchange cash flow hedges, utilizing discounted cash flow techniques, considering the terms of the contract and observable market information available as of the reporting date. Significant inputs to the valuation for foreign exchange forward contracts and foreign exchange cash flow hedges are obtained from broker quotations or from listed or over-the-counter market data, and are classified as Level 2 within the fair value hierarchy.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2015 and 2014, respectively:

	As of	As of
	December 31, 2015	December 31, 2014
2019 Senior Notes	$—	$1,212,045
2022 Senior Notes
USD Notes	296,250	—
Euro Notes	410,054	—
2021 Term Loan B	491,401	—
Total fair value	$1,197,705	$1,212,045

The fair value of the Company’s Term Loan B, USD Notes, Euro Notes, and 2019 Senior Notes (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of December 31, 2015 and 2014.

NOTE 14—INCOME TAXES

Income (loss) before income taxes earned within and outside the United States is shown below:

	Year Ended
	December 31,
	2015	2014	2013
United States	$105,220	$17,522	$25,228
Outside of the United States	98,636	(65,135)	(25,597)
Income (loss) before income taxes	$203,856	$(47,613)	$(369)

The provision for (benefit from) income taxes is composed of:

	December 31, 2015			December 31, 2014			December 31, 2013
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$28,253	$238	$28,491	$2,101	$(2,536)	$(435)	$8,617	$1,252	$9,869
U.S. state and other	4,566	(31)	4,535	295	3	298	820	70	890
Non-U.S.	37,467	(284)	37,183	12,490	7,366	19,856	8,197	2,893	11,090
Total	$70,286	$(77)	$70,209	$14,886	$4,833	$19,719	$17,634	$4,215	$21,849

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2015	2014		2013
Taxes at U.S. statutory rate(1)	$71,350	$(16,664)		$(129)
State and local income taxes	2,988	571		603
Non U.S. statutory rates, including credits	(29,868)	899		(4,988)
U.S. tax effect of foreign earnings and dividends	(1,942)	(2,112)		(942)
Unremitted earnings	4,008	(189)		(157)
Change in valuation allowances	24,292	14,679		16,430
Uncertain tax positions	1,155	(2,818)		(1,465)
Withholding taxes on interest and royalties	2,570	3,652		2,992
U.S. manufacturing deduction	(2,979)	—		(229)
Provision to return adjustments	340	260		3,814
Stock-based compensation	1,231	3,343		3,112
Non-deductible interest	3,142	5,401		5,258
Non-deductible other expenses	857	15,589	(2)	1,573
Government subsidy income	—	—		(4,219)
Impact on foreign currency exchange	(3,521)	(2,643)		71
Other—net	(3,414)	(249)		125
Total provision for income taxes	$70,209	$19,719		$21,849
Effective tax rate	34%	(41)%		(5,921)%

(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company.
(2)

Non-deductible other expenses in 2014 include the tax effect of fees incurred for the termination of the Latex JV Option Agreement with Dow and a portion of the fees incurred in connection with the termination of the Advisory Agreement with Bain Capital. See Note 18 for further discussion.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2015		2014
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carry forwards	$76,436	$—	$62,142	$—
Unremitted earnings	—	6,781	—	9,273
Unconsolidated affiliates	6,532	—	11,761	—
Other accruals and reserves	2,366	—	11,536	—
Property, plant and equipment	—	39,445	—	42,715
Goodwill and other intangible assets	14,880	—	15,791	—
Deferred financing fees	17,698	—	6,366	—
Employee benefits	39,037	—	41,186	—
	156,949	46,226	148,782	51,988
Valuation allowance	(85,092)	—	(66,920)	—
Total	$71,857	$46,226	$81,862	$51,988

As of December 31, 2015 and 2014, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated. Operating loss carryforwards amounted to $263.9 million in 2015 and $227.8 million in 2014. As of December 31, 2015, $37.5 million of the operating loss carryforwards were subject to expiration in 2016 through 2020, and $226.4 million of the operating loss carryforwards expire in years beyond 2020 or have an indefinite carryforward period. As of December 31, 2015, the Company had tax credit carryforwards of $3.2 million relating to U.S. foreign tax credits, of which a portion will begin to expire in 2023.

The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in Luxembourg and Australia, of $85.1 million as of December 31, 2015 and $66.9 million as of December 31, 2014.  In addition, the Company recorded a valuation allowance of $7.3 million on the net deferred tax asset of one of its China subsidiaries during the fourth quarter of 2015, as this entity was in a three year cumulative loss position as of December 31, 2015 and the Company could no longer assert it would more likely than not be able to realize its deferred tax asset.  If in the future, this subsidiary generates sufficient profitability such that the evaluation of recoverability of the deferred tax asset changes, the valuation allowance could be reversed.

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2012	$30,079
Increases related to current year tax positions	1,225
Decreases related to prior year tax positions	(4,405)
Balance as of December 31, 2013	$26,899
Increases related to current year tax positions	187
Decreases related to prior year tax positions	(6,701)
Balance as of December 31, 2014	$20,385
Increases related to current year tax positions	1,304
Decreases related to prior year tax positions	(1,647)
Balance as of December 31, 2015	$20,042

The Company recognized interest and penalties of $0.7 million, less than $0.1 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively, which was included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2015 and 2014, the Company had $2.3 million and $1.8 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $16.7 million will impact the Company’s effective tax rate. In addition, the Company estimates that approximately $1.0 million of current unrecognized tax benefits may be realized within the next twelve months as the result of a lapse of statute limitations.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leased Property

The Company routinely leases premises for use as sales and administrative offices, warehouses and tanks for product storage, motor vehicles, railcars, computers, office machines, and equipment under operating leases. Rental expense for these leases was $18.4 million, $15.9 million and $16.2 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are as follows:

Annual
Year	Commitment
2016	$8,959
2017	6,660
2018	6,207
2019	5,835
2020	4,273
Thereafter	7,637
Total	$39,571

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. As of December 31, 2015 and 2014, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the Acquisition, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut, Dalton, Georgia, and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, Terneuzen, The Netherlands, and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

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

There were no amounts recorded in the consolidated statement of operations relating to environmental remediation for the years ended December 31, 2015, 2014, and 2013.

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from 1 to 5 years. The following table presents the fixed and determinable portion of the obligation under the Company’s purchase commitments as of December 31, 2015 (in millions):

Annual
Year	Commitment
2016	$1,312
2017	1,035
2018	1,175
2019	922
2020	1,026
Thereafter	—
Total	$5,470

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

NOTE 16—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

Many of the Company’s employees are participants in various defined benefit pension plans which are administered and sponsored by the Company and are primarily in Germany, Switzerland, The Netherlands, Belgium and Japan.

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

Other Postretirement Benefits

The Company, either through a Company benefit plan or government-mandated benefits, provides certain health care and life insurance benefits applicable primarily to Dow-heritage retired employees, primarily in the U.S., as well as in Brazil.

In the U.S., the plan provides for health care benefits, including hospital, physicians’ services, drug and major medical expense coverage. In general, the plan applies to employees hired by Dow before January 1, 2008 and transferred to the Company in connection with the Acquisition, and who are at least 50 years old with 10 years of service. The plan allows for spouse coverage as well. If an employee was hired on or before January 1, 1993, the coverage extends past age 65. For employees hired after January 1, 1993 but before January 1, 2008, coverage ends at age 65. The Company reserves the right to modify the provisions of the plan at any time, including the right to terminate, and does not guarantee the continuation of the plan or its provisions.

In Brazil, the Company provides an insured medical benefit to all employees and eligible dependents under Brazil’s healthcare legislation, which grants the right to employees (and their beneficiaries) who have contributed towards the medical plan to extend medical coverage upon retirement or in case of involuntary dismissal. The extended medical plan must include the same level of coverage and other conditions offered to active employees, whereas former employees must assume 100% of the premium cost. Prior to 2014, the Company had not accrued for the postretirement benefits owed under this plan. As a result, for the year ended December 31, 2014, a $2.7 million liability was recorded, which includes an adjustment related to the original purchase price allocation from the Acquisition as a portion of this obligation was assumed from Dow. The impact of this adjustment was a $1.7 million increase to goodwill and $1.0 million of net periodic benefit costs, net of currency remeasurement gains, incurred from the date of the Acquisition through December 31, 2013. The Company does not believe these adjustments were material to any prior period financial statements.

In The Netherlands, the Company previously provided postretirement medical benefits to Dow-heritage employees who transferred to the Company in connection with the Acquisition. The Company ceased providing these benefits effective January 1, 2015. As a result, the Company recognized approximately $1.5 million of curtailment gain for the year ended December 31, 2014.

Assumptions

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Pension Plan Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	2.06%	2.01%	3.30%	2.01%	3.30%	3.05%
Rate of increase in future compensation levels	2.68%	2.71%	2.86%	2.71%	2.86%	2.69%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	1.73%	2.83%	2.44%

The weighted-average assumptions used to determine other postretirement benefit (“OPEB”) obligations and net periodic benefit costs are provided below:

	OPEB Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	6.51%	6.40%	4.72%	6.40%	6.69%	3.93%
Initial health care cost trend rate	8.19%	8.05%	6.67%	8.05%	6.67%	7.00%
Ultimate health care cost trend rate	5.26%	5.43%	5.00%	5.43%	5.00%	5.00%
Year ultimate trend rate to be reached	2023	2021	2019	2021	2019	2019

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

A one-percentage point change in the assumed health care cost trend rate would have had a nominal effect on both service and interest costs, but would result in an approximate $0.7 million impact to the projected benefit obligation.

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Defined Benefit Pension Plans						Other Postretirement Benefit Plans
	December 31,						December 31,
	2015		2014		2013		2015	2014		2013
Net periodic benefit cost
Service cost	$16,595		$14,097		$13,866		$338	$1,048	(6)	$283
Interest cost	5,219		7,687		6,482		516	1,189	(6)	262
Expected return on plan assets	(1,617)		(2,427)		(1,710)		—	—		—
Amortization of prior service cost (credit)	(1,567)		(1,002)		(989)		102	102		—
Amortization of net (gain) loss	5,466		2,557		3,093		—	(45)	(6)	—
Settlement and curtailment (gain) loss	—		1,517	(1)	2,122	(2)	—	(1,507)	(3)	—
Net periodic benefit cost (income)	$24,096		$22,429		$22,864		$956	$787		$545
Amounts recognized in other comprehensive income (loss)
Net loss (gain)	$(6,299)		$56,318		$6,170		$(1,498)	$1,263	(6)	$(1,354)
Amortization of prior service (cost) credit	1,567		1,002		989		(102)	(102)		—
Amortization of net gain (loss)	(5,466)		(2,557)		(3,093)		—	45	(6)	—
Settlement and curtailment gain (loss)	—		(1,517)		(2,122)		—	(242)		—
Prior service cost (credit)	(3,373)	(7)	(12,706)	(4)	(12,992)	(5)	—	—		730
Total recognized in other comprehensive income (loss)	(13,571)		40,540		(11,048)		(1,600)	964		(624)
Net periodic benefit cost (income)	24,096		22,429		22,864		956	787		545
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$10,525		$62,969		$11,816		$(644)	$1,751		$(79)

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

(7)

This amount is primarily related to a reduction in annuity conversion rates announced by the insurance provider for the pension plans in Switzerland. The impact of the change resulted in an adjustment to prior service credit in other comprehensive income as of December 31, 2015, which will be amortized to net periodic benefit cost over the estimated remaining service period of the employees.

The changes in the pension benefit obligations and the fair value of plan assets and the funded status of all significant plans for the year ended December 31, 2015 and 2014 were as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	December 31,		December 31,
	2015	2014	2015	2014
Change in projected benefit obligations
Benefit obligation at beginning of period	$280,091	$237,914	$9,077	$6,660
Service cost	16,595	14,097	338	1,048
Interest cost	5,219	7,687	516	1,189
Plan participants’ contributions	2,578	2,385	—	—
Actuarial changes in assumptions and experience	(7,485)	72,470	(1,498)	1,263
Benefits paid	(4,087)	(900)	—	—
Benefit payments by employer	(1,652)	(1,428)	(3)	—
Acquisitions/Divestitures	—	—	—	1,679	(8)
Plan amendments	(3,373)	(12,706)	—	—
Curtailments	—	—	—	(1,743)
Settlements	—	(6,783)	—	—
Other	—	614	—	—
Currency impact	(22,416)	(33,259)	(863)	(1,019)
Benefit obligation at end of period	$265,470	$280,091	$7,567	$9,077
Change in plan assets
Fair value of plan assets at beginning of period	$92,570	$81,347	$—	$—
Actual return on plan assets(9)	430	18,580	—	—
Settlements	—	(6,783)	—	—
Employer contributions	16,828	9,446	3	—
Plan participants’ contributions	2,578	2,385	—	—
Benefits paid	(5,739)	(2,239)	(3)	—
Other	—	614	—	—
Currency impact	(6,162)	(10,780)	—	—
Fair value of plan assets at end of period	100,505	92,570	—	—
Funded status at end of period	$(164,965)	$(187,521)	$(7,567)	$(9,077)

(8)	The amount represents an adjustment to the original purchase price allocation from the Acquisition as a portion of the postretirement benefits obligation recorded in Brazil was assumed from Dow.
(9)

The fair values of certain plan assets as of December 31, 2015 and 2014 were determined using cash surrender values provided under the insurance contracts which took effect on January 1, 2013. The resulting change in the fair value of plan assets due to the use of cash surrender values was included as “return on plan assets”.

The net amounts recognized in the balance sheet as of December 31, 2015 and 2014 were as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	December 31,		December 31,
	2015	2014	2015	2014
Net amounts recognized in the balance sheets as of December 31
Current liabilities	$(1,180)	$(1,604)	$(48)	$(70)
Noncurrent liabilities	(163,785)	(185,917)	(7,519)	(9,007)
Net amounts recognized in the balance sheet	$(164,965)	$(187,521)	$(7,567)	$(9,077)
Accumulated benefit obligation at the end of the period	$205,641	$220,277	$7,567	$9,077
Pretax amounts recognized in AOCI as of December 31:
Net prior service cost (credit)	$(23,192)	$(21,386)	$526	$628
Net loss (gain)	85,362	97,127	(1,764)	(266)
Total at end of period	$62,170	$75,741	$(1,238)	$362

Approximately $4.2 million and $1.9 million of net loss and net prior service credit, respectively, for the defined benefit pension plans and $0.2 million and $0.1 million of net gain and net prior service cost, respectively, for other postretirement benefit plans will be amortized from accumulated other comprehensive income (“AOCI”) to net periodic benefit cost in 2016.

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

						2021
						through
	2016	2017	2018	2019	2020	2025	Total
Defined benefit pension plans	$3,738	$4,741	$4,325	$4,479	$5,451	$37,119	$59,853
Other postretirement benefit plans	50	89	132	188	253	2,613	3,325
Total	$3,788	$4,830	$4,457	$4,667	$5,704	$39,732	$63,178

Estimated contributions to the defined benefit pension plans in 2016 are $14.4 million.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2015 and 2014:

Projected Benefit Obligation	December 31,
Exceeds the Fair Value of Plan Assets	2015	2014
Projected benefit obligations	$265,470	$280,091
Fair value of plan assets	$100,505	$92,570

Accumulated Benefit Obligation	December 31,
Exceeds the Fair Value of Plan Assets	2015	2014
Accumulated benefit obligations	$161,520	$177,496
Fair value of plan assets	$41,365	$44,382

Plan Assets

As of December 31, 2015 and 2014, respectively, plan assets totaled $100.5 million and $92.6 million, consisting of investments in insurance contracts.  Investments in the pension plan insurance were valued utilizing unobservable inputs, which are contractually determined based on cash surrender values, returns, fees, and the present value of the future cash flows of the contracts.

Insurance contracts are classified as Level 3 investments. Changes in the fair value of these level 3 investments during the years ended December 31, 2015 and 2014 are included in the “Change in plan assets” table above.

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

Supplemental Employee Retirement Plan

The Company established a non-qualified supplemental employee retirement plan in 2010. The net benefit costs recognized for the years ended December 31, 2015, 2014, and 2013 were $1.0 million, $1.3 million, and $2.3 million, respectively. Benefit obligations under this plan were $13.7 million and $13.2 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the amounts of net loss included in AOCI were $1.6 million and $2.0 million, respectively, with $0.8 million amortized from AOCI into net periodic benefit costs during each of the years ended December 31, 2015 and 2014, respectively. Approximately $1.0 million is expected to be amortized from AOCI into net periodic benefit cost in 2016.

Based on the Company’s current estimates, the estimated future benefit payments under this plan, reflecting expected future service, as appropriate, are presented in the following table:

	2016	2017	2018	2019	2020	Thereafter	Total
Supplemental employee retirement plan	$—	$13,855	$—	$—	$—	$—	$13,855

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including China, Brazil, Hong Kong, Korea, The Netherlands, Taiwan and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. For the years ended December 31, 2015, 2014, and 2013, respectively, the Company contributed $7.8 million, $6.8 million, and $6.3 million to the defined contribution plans.

NOTE 17—STOCK-BASED COMPENSATION

Restricted Stock Awards issued by the Parent

On June 17, 2010, the Parent authorized the issuance of up to 750,000 shares in time-based and performance-based restricted stock to certain key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent. With the adoption of the Trinseo S.A. 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) during 2014, discussed further below, restricted stock awards will no longer be issued by the Parent on behalf of the Company.

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

The Parent has a call right that gives it the option, but not the obligation, to repurchase vested stock at the then current fair value upon an employee’s termination, or at cost in certain circumstances. During the year ended December 31, 2013, as the result of certain employee terminations, the Parent repurchased a total of 3,372 previously vested time-based restricted stock awards at cost, resulting in a $0.9 million favorable adjustment to stock-based compensation expense. No such events occurred in 2015 or 2014.

Compensation cost for the time-based restricted stock awards is measured at the grant date based on the fair value of the award (discussed below) and is recognized as expense over the appropriate service period utilizing graded vesting.

Total compensation expense for time-based restricted stock awards was $2.5 million, $7.0 million, and $8.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $1.6 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes the activity in the Parent’s time-based restricted stock awards during the year ended December 31, 2015:

		Weighted-Average
		Grant Date
Time-based restricted stock	Shares	Fair Value per Share
Unvested, December 31, 2014	62,548	$172.64
Granted	—	—
Vested	(28,825)	177.25
Forfeited	(3,552)	271.06
Unvested, December 31, 2015	30,171	$156.65

The following table summarizes the weighted-average grant date fair value per share of time-based restricted stock awards granted during the years ended December 31, 2015, 2014, and 2013, as well as the total fair value of awards vested during those periods:

	Time-Based Restricted Stock
	Weighted-Average Grant Date		Total Fair Value
	Fair Value per Share		of Awards Vested
	of Grants during Period		during Period
Year Ended December 31, 2015	N/A	(1)	$5,109
Year Ended December 31, 2014	N/A	(1)	$10,783
Year Ended December 31, 2013	$155.40		$6,795

(1)	There were no grants of time-based restricted stock awards by the Parent during the years ended December 31, 2015 and 2014 as a result of the adoption of the 2014 Omnibus Plan, as discussed below.

Modified Time-based Restricted Stock Awards

In periods prior to June 2014, the performance-based restricted stock awards issued by the Parent contained provisions wherein vesting was subject to the full satisfaction of both time and performance vesting criterion. The performance component of the awards could only be satisfied if certain targets were achieved based on various returns realized by the Company’s shareholders on a change in control or an IPO. The time vesting requirements for the performance-based restricted stock awards generally vested in the same manner as the related time-based award. Prior to the Company’s IPO in June 2014, the Company had not recorded any compensation expense related to these awards as the likelihood of achieving the existing performance condition of a change in control or IPO was not deemed to be probable.

On June 10, 2014, prior to the completion of the Company’s IPO, the Parent entered into agreements to modify the outstanding performance-based restricted stock awards held by the Company’s employees to remove the performance-based vesting condition associated with such awards related to the achievement of certain investment returns (while maintaining the requirement for a change in control or IPO). This modification also changed the time-based vesting requirement associated with such shares to provide that any shares which would have satisfied the time-based vesting condition previously applicable to such shares on or prior to June 30, 2017 will instead vest on June 30, 2017, subject to the holder remaining continuously employed by the Company through such date. Any such shares that are subject to a time-based vesting condition beyond June 30, 2017 will remain subject to the time-based vesting condition previously applicable to such awards. Henceforth, these awards have been described as the Company’s modified time-based restricted stock awards.

On June 17, 2014, with the completion of the Company’s IPO, the remaining performance condition associated with these modified time-based restricted stock awards was achieved. As a result, the Company began recognizing compensation expense on these awards, which was measured at the modification date based on the fair value of the awards and is being recognized as expense over the appropriate service period utilizing graded vesting.

Total compensation expense recognized for modified time-based restricted stock awards was $2.4 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $4.5 million of total unrecognized compensation cost related to modified time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes the activity in the Parent’s modified time-based restricted stock awards during the year ended December 31, 2015:

		Weighted-Average
		Grant Date
Modified time-based restricted stock	Shares	Fair Value per Share
Unvested, December 31, 2014	107,280	$115.30
Granted	—	—
Vested	(2,582)	115.30
Forfeited	(31,112)	115.30
Unvested, December 31, 2015	73,586	$115.30

The following table summarizes the weighted-average grant date fair value per share of modified time-based restricted stock awards (named performance-based awards, prior to June 2014 modification) granted during the years ended December 31, 2015, 2014, and 2013, as well as the total fair value of awards vested during those periods:

	Modified Time-Based Restricted Stock
	Weighted-Average Grant Date		Total Fair Value
	Fair Value per Share		of Awards Vested
	of Grants during Period		during Period
Year Ended December 31, 2015	N/A	(1)	$298
Year Ended December 31, 2014	N/A	(1)	$—
Year Ended December 31, 2013	$114.50		$—

(1)

There were no grants of performance-based restricted stock awards (or modified time-based restricted stock awards) by the Parent during the years ended December 31, 2015 and 2014 as a result of the adoption of the 2014 Omnibus Plan, as discussed below.

Fair Value Assumptions for Restricted Stock Award Grants

There were no grants by the Parent of time-based, performance-based, or modified time-based restricted stock awards during the years ended December 31, 2015 and 2014. However, as a result of the above-described June 2014 modification, the fair value of all modified time-based restricted stock awards was calculated as of the modification date. The fair values of time-based, modified time-based, and performance-based restricted stock awards (in prior years) were estimated on the date of grant using a combination of a call option and digital option model that uses assumptions about expected volatility, risk-free interest rates, the expected term, and dividend yield. In valuations performed prior to the IPO the expected term for performance-based awards considered management’s probability-weighted estimate of the expected time until a change in control or IPO as well as the time until a performance condition would be met. The expected term for time-based and modified time-based awards considered both the service conditions of vesting of the awards, as well as management’s probability-weighted estimate of the expected liquidity horizon. The expected volatilities were based on a combination of implied and historical volatilities of a peer group of companies, as the Company was a non-publicly traded company prior to the IPO. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the awards. The expected dividend yield was based on an assumption that no dividends were expected to be declared in the near future.

The following are the weighted average assumptions used for grants during the year ended December 31, 2013 and for valuation of the modified time-based awards in June 2014 (noting no grants or modifications during the year ended December 31, 2015):

	Year Ended December 31,
	2014	2013
Dividend yield	—%	—%
Expected volatility	65.00%	73.25%
Risk-free interest rate	1.54%	0.52%
Expected term (in years) for performance-based shares	N/A	3.85
Expected term (in years) for time-based and modified time-based shares	4.50	9.21

2014 Omnibus Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014, under which the maximum number of ordinary shares that may be delivered upon satisfaction of awards granted under such plan is 4.5 million shares. Following the IPO, all equity-based awards granted by the Company will be granted under the 2014 Omnibus Plan, which provides for awards of stock options, share appreciation rights, restricted stock, unrestricted stock, stock units, performance awards, cash awards and other awards convertible into or otherwise based on ordinary shares of the Company.

During 2014, a limited number of awards were granted under the 2014 Omnibus Plan, noting grants of restricted share units (“RSUs”) to two of the Company’s directors.  During 2015, the board of directors of the Company approved a more broad-based equity award grant for directors and certain executives and employees, comprised of RSUs and options to purchase shares (“option awards”).

Restricted Share Units (RSUs)

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

The fair value of RSUs is equal to the fair market value of the Company’s ordinary shares based on the closing price on the date of grant.

Total compensation expense for the RSUs was $2.1 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $5.7 million of total unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes the award activity for RSUs during the year ended December 31, 2015:

		Weighted-Average
		Grant Date
Restricted Share Units	Shares	Fair Value per Share
Unvested, December 31, 2014	9,472	$19.00
Granted	436,319	18.67
Vested	(9,472)	19.00
Forfeited	(23,909)	19.45
Unvested, December 31, 2015	412,410	$18.62

The following table summarizes the weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2015 and 2014 (noting no granted awards prior to 2014) as well as the total fair value of awards vested during those periods:

	Restricted Share Units
	Weighted-Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2015	$18.67	$180
Year Ended December 31, 2014	$19.00	N/A	(1)

(1)	No RSUs vested during the year ended December 31, 2014.

Option Awards

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

The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the price of the Company’s ordinary shares.

Since the Company’s equity interests were privately held prior to the IPO in June 2014, there is limited publicly traded history of the Company’s ordinary shares, and as a result the expected volatility used in the Black-Scholes pricing model is based on the historical volatility of similar companies’ stock that are publicly traded as well as the Company’s debt-to-equity ratio. Until such time that the Company has enough publicly traded history of its ordinary shares to determine expected volatility based solely on its ordinary shares, estimated volatility of options granted will be based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For the grants presented herein, the simplified method was used to calculate the expected term of options, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of the option is based on the U.S.

Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero based on historical and expected dividend activity.

The following are the weighted-average assumptions used within the Black-Scholes pricing model for grants during the year ended December 31, 2015:

Year Ended December 31,
2015
Dividend yield	—%
Expected volatility	45.00%
Risk-free interest rate	1.65%
Expected term (in years)	5.50

Total compensation expense for the option awards was $3.0 million for the year ended December 31, 2015. As of December 31, 2015, there was $1.3 million of total unrecognized compensation cost related to the option awards, which is expected to be recognized over a weighted-average period of 1.0 years. The following table summarizes the award activity for option awards during the year ended December 31, 2015:

		Weighted-Average
		Grant Date
Option Awards	Shares	Fair Value per Share
Unvested, December 31, 2014	—	$—
Granted	607,382	7.82
Vested	—	—
Forfeited	(48,641)	7.79
Unvested, December 31, 2015	558,741	$7.82

The following table summarizes the weighted-average grant date fair value per share of option awards granted during the year ended December 31, 2015 (noting no granted awards prior to 2015) as well as the total fair value of awards vested during that period:

Option Awards
	Weighted-Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2015	$7.82	N/A	(1)

(1)	No option awards vested during the year ended December 31, 2015.

Management Retention Awards

During the year ended December 31, 2012, the Parent agreed to retention awards with certain officers. These awards generally vest over one to four years, and are payable upon vesting subject to the participant’s continued employment with the Company on the vesting date. Compensation expense related to these retention awards is equivalent to the value of the award, and is recognized ratably over the applicable service period. Total compensation expense for these retention awards was $0.9 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively, while for the year ended December 31, 2015 a net benefit of $1.1 million was recorded due to certain employment terminations, resulting in forfeited retention awards. As of December 31, 2015, there was no unrecognized compensation cost related to these retention awards.

Parent Company Restricted Stock Sales

During the year ended December 31, 2013, the Parent sold 779 shares of non-transferable restricted stock to certain employees, all of which were sold at a purchase price less than the fair value of the Parent’s common stock. As a result, during the year ended December 31, 2013, the Company recorded compensation expense of approximately

$0.2 million related to these restricted stock sales. There were no restricted stock sales during the years ended December 31, 2015 and 2014. The restricted stock may not be transferred without the Parent’s consent, except for a sale to the Parent or its investors in connection with a termination or on an IPO or other liquidation event.

Summary of Stock-based Compensation Expense

The amount of stock-based compensation expense recorded within “Selling, general and administrative expenses” in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, respectively, was as follows:

	Year Ended December 31,
	2015	2014	2013
Restricted Stock Awards Issued by the Parent
Time-based Restricted Stock Awards	$2,531	$7,037	$8,346
Modified Time-based Restricted Stock Awards	2,406	2,469	—

2014 Omnibus Plan Awards
RSUs	2,114	100	—
Option Awards	3,039	—	—
Liability Awards	43	—	—

Management Retention Awards	(1,089)	896	1,416
Parent Company Restricted Stock Sales	—	—	171
Liability awards issued by the Parent	48	50	46
Total stock-based compensation expense	$9,092	$10,552	$9,979

NOTE 18—RELATED PARTY AND DOW TRANSACTIONS

In conjunction with the Acquisition, the Company entered into certain agreements with Dow, including a five-year Master Outsourcing Services Agreement (“MOSA”) and certain Site and Operating Service Agreements. The MOSA provides for ongoing services from Dow in areas such as information technology, human resources, finance, environmental health and safety, training, supply chain and purchasing. Effective June 1, 2013, the Company entered into a Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”). The SAR MOSA replaces, modifies and extends the earlier MOSA, extending the term through December 31, 2020 and which automatically renews for two year periods unless either party provides six months’ notice of non-renewal to the other party. The services provided pursuant to the SAR MOSA generally are priced per function, and the Company has the ability to terminate the services or any portion thereof, for convenience any time after June 1, 2015, subject to payment of termination charges. Services which are “highly integrated” follow a different process for evaluation and termination. In addition, either party may terminate for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured, or by Dow in the event of our failure to pay for the services thereunder. In the event of a change of control, as defined in the agreement, Dow has the right to terminate the SAR MOSA. As of December 31, 2015, the estimated minimum contractual obligations under the SAR MOSA are approximately $28.2 million.

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

For the years ended December 31, 2015, 2014, and 2013, the Company incurred a total of $242.1 million, $282.5 million, and $303.2 million in expenses under these agreements, respectively, including $194.1 million, $233.7 million, and $235.1 million, for both the variable and fixed cost components of the Site Service Agreements, respectively, and $48.0 million, $48.8 million, and $68.1 million covering all other agreements, respectively. The following tables detail these expenses by financial statement line item:

(in millions)	Year Ended December 31, 2015
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$42.9	$188.6	$231.5
Selling, general, and administrative expenses	5.1	5.5	10.6
Total	$48.0	$194.1	$242.1

(in millions)	Year Ended December 31, 2014
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$43.6	$227.2	$270.8
Selling, general, and administrative expenses	5.2	6.5	11.7
Total	$48.8	$233.7	$282.5

(in millions)	Year Ended December 31, 2013
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$62.3	$230.1	$292.4
Selling, general, and administrative expenses	5.8	5.0	10.8
Total	$68.1	$235.1	$303.2

In connection with the Acquisition, certain of the Company’s affiliates entered into a latex joint venture option agreement (the “Latex JV Option Agreement”) with Dow, pursuant to which Dow was granted an irrevocable option to purchase 50% of the issued and outstanding interests in a joint venture to be formed by Dow and the Company’s affiliates with respect to the SB Latex business in Asia, Latin America, the Middle East, Africa, Eastern Europe, Russia and India. On May 30, 2014, the Company’s affiliates entered into an agreement with Dow to terminate the Latex JV Option Agreement, Dow’s rights to the option, and all other obligations thereunder, in exchange for a termination payment of $32.5 million. This termination payment was made on May 30, 2014, and the termination of the Latex JV Option Agreement became effective as of such date. This termination payment was recorded as an expense within “Other expense, net” in the consolidated statements of operations for the year ended December 31, 2014.

In addition, the Company has transactions in the normal course of business with Dow and its affiliates. For the years ended December 31, 2015, 2014, and 2013, sales to Dow and its affiliated companies were approximately $227.0 million, $343.8 million, and $294.7 million, respectively. For the years ended December 31, 2015, 2014, and 2013, purchases (including MOSA and SSA services) from Dow and its affiliated companies were approximately $1,244.2 million, $2,196.0 million, and $2,336.5 million, respectively.

As of December 31, 2015 and 2014, receivables from Dow and its affiliated companies were approximately $21.5 million and $18.7 million, respectively, and are included in “Accounts receivable, net of allowance” in the consolidated balance sheets. As of December 31, 2015 and 2014, payables to Dow and its affiliated companies were approximately $96.7 million and $156.9 million, respectively, and are included in “Accounts payable” in the consolidated balance sheet.

In connection with the Acquisition, the Company entered into the Advisory Agreement wherein Bain Capital provided management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014 and pursuant to the terms of the Advisory Agreement, the Company paid $23.3 million of termination fees representing acceleration of the advisory fees for the remainder of the original term. The termination fee was paid in June 2014 using the proceeds from the IPO, and was recorded as an expense within “Selling, general and administrative expenses” in the consolidated statement of operations for the year ended December 31, 2014. Bain Capital will continue to provide an immaterial level of ad hoc advisory services for the Company going forward. In conjunction with the above, we paid Bain Capital fees (including out-of-pocket expenses) of $0.1 million, $2.4 million, and $4.7 million for the years ended December 31, 2015, 2014, and 2013, respectively (excluding the termination fees noted above).

Bain Capital also provides advice pursuant to a 10-year Transaction Services Agreement with fees payable equaling 1% of the transaction value of each financing, acquisition or similar transaction. In connection with the IPO, Bain Capital received $2.2 million of transaction fees, which were recorded within “Additional paid-in-capital” in the consolidated balance sheets as of December 31, 2014 (see Note 12). Bain Capital also received fees of approximately $13.9 million related to the issuance of the 2019 Senior Notes and the amendment to the 2018 Senior Secured Credit Facility in January 2013, which were included in the financing fees capitalized and included in “Deferred charges and other assets” in the consolidated balance sheet (see Note 10 for further discussion).

Total fees incurred from Bain Capital for these management and transaction advisory services were $0.1 million, $27.9 million, and $18.6 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

NOTE 19—SEGMENTS

The Company operates under two divisions: Performance Materials and Basic Plastics & Feedstocks.  The Performance Materials division includes the following reporting segments: Synthetic Rubber, Latex, and Performance Plastics.  The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes.

The Latex segment produces SB latex primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications. The Synthetic Rubber segment produces synthetic rubber products used predominantly in tires, with additional applications in polymer modification and technical rubber goods, including conveyer and fan belts, hoses, seals and gaskets. The Performance Plastics segments produces highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, electrical and lighting, collectively consumer essential markets, or CEM.  The Basic Plastics & Feedstocks segment includes styrenic polymers, polycarbonate, or PC, and styrene monomer, and also includes the results of the Company’s two 50%-owned joint ventures, Americas Styrenics and Sumika Styron Polycarbonate.

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
For the year ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
December 31, 2015
Sales to external customers	$966,209	$474,617	$742,831	$1,788,245	$—	$3,971,902
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	140,178	—	140,178
EBITDA(1)	78,690	92,999	82,960	326,251
Investment in unconsolidated affiliates	—	—	—	182,836	—	182,836
Depreciation and amortization	32,360	30,358	5,611	25,354	3,069	96,752
December 31, 2014
Sales to external customers	$1,261,137	$633,983	$821,053	$2,411,788	$—	$5,127,961
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	47,749	—	47,749
EBITDA(1)	93,962	136,985	69,350	23,900
Investment in unconsolidated affiliates	—	—	—	167,658	—	167,658
Depreciation and amortization	26,954	32,900	5,602	34,205	4,045	103,706
December 31, 2013
Sales to external customers	$1,341,424	$622,059	$807,578	$2,536,353	$—	$5,307,414
Equity in earnings of unconsolidated affiliates	—	—	—	39,138	—	39,138
EBITDA(1)	95,398	113,459	61,703	89,963
Investment in unconsolidated affiliates	—	—	—	155,887	—	155,887
Depreciation and amortization	26,092	28,937	5,009	31,322	3,836	95,196

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Year Ended December 31,
	2015	2014	2013
Total segment EBITDA	$580,900	$324,197	$360,523
Corporate unallocated	(187,095)	(143,181)	(133,658)
Less: Interest expense, net	93,197	124,923	132,038
Less: Provision for income taxes	70,209	19,719	21,849
Less: Depreciation and amortization	96,752	103,706	95,196
Net income (loss)	$133,647	$(67,332)	$(22,218)

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

Asset and capital expenditure information is not reviewed or included with the Company’s internal management reporting. Therefore, the Company has not disclosed asset and capital expenditure information for each reportable segment.

The Company operates 34 manufacturing plants (which include a total of 80 production units) at 26 sites in 14 countries, inclusive of joint ventures and contract manufacturers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location.

	Year Ended December 31,
	2015	2014	2013
United States
Sales to external customers	$551,823	$663,425	$665,801
Long-lived assets	51,189	65,329	73,932
Europe
Sales to external customers	$2,373,242	$3,066,581	$3,186,659
Long-lived assets	355,033	383,311	431,494
Asia-Pacific
Sales to external customers	$889,451	$1,196,163	$1,214,093
Long-lived assets	104,438	99,654	92,691
Rest of World
Sales to external customers	$157,386	$201,792	$240,861
Long-lived assets	8,091	8,403	8,310
Total
Sales to external customers(1)	$3,971,902	$5,127,961	$5,307,414
Long-lived assets(2)(3)	518,751	556,697	606,427

(1)

Sales to external customers in China represented approximately 7%, 8% and 8% of the total for the years ended December 31, 2015, 2014, and 2013, respectively. Sales to external customers in Germany represented approximately 11%, 12% and 11% of the total for the years ended December 31, 2015, 2014, and 2013, respectively. Sales to external customers in Hong Kong represented approximately 11%, 11% and 10% of the total for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)

Long-lived assets in China represented approximately 8%, 6%, and 4% of the total as of December 31, 2015, 2014, and 2013, respectively. Long-lived assets in Germany represented approximately 42%, 43%, and 44% of the total as of December 31, 2015, 2014, and 2013, respectively. Long-lived assets in The Netherlands represented approximately 14%, 13%, and 13% of the total as of December 31, 2015, 2014, and 2013, respectively.

(3)	Long-lived assets consist of property, plant and equipment, net.

NOTE 20—RESTRUCTURING

Allyn’s Point Plant Shutdown

In September 2015, the Company approved the plan to close its Allyn’s Point latex manufacturing facility in Gales Ferry, Connecticut. This restructuring plan was a strategic business decision to improve the results of the overall Latex segment due to continuing declines in the coated paper industry in North America. Production at the facility ceased at the end of 2015, followed by decommissioning and demolition expected in 2016.

For the year ended December 31, 2015, the Company recorded restructuring charges of $6.7 million relating to the accelerated depreciation of the related assets at the Allyn’s Point facility and $0.4 million of employee termination benefit charges, which are included within “Selling, general and administrative expenses” in the consolidated statements of operations and were allocated entirely to the Latex segment.  These employee termination benefit charges remained accrued in “Accrued expenses and other current liabilities” in the consolidated balance sheet as of December 31, 2015.

The Company expects to incur approximately $0.3 million of incremental employee termination benefits charges during the first half of 2016 related to this restructuring, the majority which are expected to be paid by December 31, 2016.  Lastly, the Company expects to incur decommissioning and demolition costs associated with this plant shutdown in 2016, the cost of which will be expensed as incurred, within the Latex segment.  These costs cannot be reasonably estimated at this time.

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

For the year ended December 31, 2014, the Company recorded restructuring charges of $3.5 million relating to the accelerated depreciation of the related assets at the Freeport facility and $6.6 million in charges for the reimbursement of decommissioning and demolition costs incurred by Dow (of which $4.2 million remained accrued within “Accounts payable” on the consolidated balance sheet as of December 31, 2014). For the year ended December 31, 2015, the Company recorded the remainder of the restructuring charges of $0.5 million related to the reimbursement of decommissioning and demolition costs incurred by Dow. These charges were included in “Selling, general and administrative expenses” in the consolidated statements of operations, and were allocated entirely to the Basic Plastics & Feedstocks segment. There were no remaining amounts accrued in the consolidated balance sheet as of December 31, 2015.

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

As a result of the plant closure, the Company recorded restructuring charges of $10.8 million for the year ended December 31, 2013. These charges consisted of property, plant and equipment and other asset impairment charges, employee termination benefit charges, contract termination charges, and incurred decommissioning charges.

For the year ended December 31, 2014, the Company recorded additional net restructuring charges of approximately $2.8 million, related primarily to incremental employee termination benefit charges, contract termination charges, and decommissioning costs. These charges were included in “Selling, general and administrative expenses” in the consolidated statements of operations, and were allocated entirely to the Latex segment. There were no additional restructuring charges recorded related to the Altona plant shutdown during the year ended December 31, 2015, and no amounts remained accrued as of December 31, 2015. Of the remaining balance as of December 31, 2014, $1.2 million is recorded in “Accrued expenses and other current liabilities” and $0.9 million is recorded in “Other noncurrent liabilities” in the consolidated balance sheet.

The following tables provide a rollforward of the liability balances associated with the Altona plant shutdown for the years ended December 31, 2015 and 2014, respectively:

	Balance at			Balance at
	December 31, 2014	Expenses	Deductions(1)	December 31, 2015
Contract termination charges	2,128	(112)	(2,016)	—
Total	$2,128	$(112)	$(2,016)	$—

	Balance at			Balance at
	December 31, 2013	Expenses	Deductions(1)	December 31, 2014
Employee termination benefit charges	$1,408	$302	$(1,710)	$—
Contract termination charges	3,388	1,409	(2,669)	2,128
Other(2)	26	1,277	(1,303)	—
Total	$4,822	$2,988	$(5,682)	$2,128

(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.
(2)	Includes demolition and decommissioning charges incurred, primarily related to labor and third party service costs

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Currency	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Year Ended December 31, 2015, 2014, and 2013	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2012	$62,807	$(38,234)	$—	$24,573
Other comprehensive income (loss)	53,339	7,003	—	60,342
Amounts reclassified from AOCI to net income (1)	—	3,463	—	3,463
Balance at December 31, 2013	116,146	(27,768)	—	88,378
Other comprehensive income (loss)	(133,901)	(32,913)	—	(166,814)
Amounts reclassified from AOCI to net income (1)	—	3,219	—	3,219
Balance at December 31, 2014	$(17,755)	$(57,462)	$—	$(75,217)
Other comprehensive income (loss)	(91,365)	7,938	6,081	(77,346)
Amounts reclassified from AOCI to net income (1)	—	3,358	(512)	2,846
Balance at December 31, 2015	$(109,120)	$(46,166)	$5,569	$(149,717)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the years ended December 31, 2015, 2014, and 2013:

	Amount Reclassified from AOCI
AOCI Components	Year Ended December 31,			Statement of Operations
	2015	2014	2013	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(512)	$—	$—	Cost of sales
Total before tax	(512)	—	—
Tax effect	—	—	—	Provision for income taxes
Total, net of tax	$(512)	$—	$—

Amortization of pension and other postretirement benefit plan items
Curtailment and settlement loss	$—	$1,759	$2,122	(a)
Prior service credit	(1,465)	(900)	(989)	(a)
Net actuarial loss	6,283	3,336	3,810	(a)
Total before tax	4,818	4,195	4,943
Tax effect	(1,460)	(976)	(1,480)	Provision for income taxes
Total, net of tax	$3,358	$3,219	$3,463
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 16).

NOTE 22—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per ordinary share (“basic EPS”) is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of the Company’s ordinary shares outstanding for the applicable period. Diluted earnings (loss) per ordinary share (“diluted EPS”) is calculated using net income (loss) available to ordinary shareholders divided by diluted weighted-average ordinary shares outstanding during each period, which includes unvested restricted shares. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential ordinary shares would have an anti-dilutive effect.

The following table presents EPS and diluted EPS for the years ended December 31, 2015, 2014, and 2013, respectively.

	Year Ended
	December 31,
(in thousands, except per share data)	2015	2014	2013
Earnings (losses):
Net income (loss)	$133,647	$(67,332)	$(22,218)
Shares:
Weighted-average ordinary shares outstanding	48,774	43,476	37,270
Dilutive effect of RSUs and option awards*	196	—	—
Diluted weighted-average ordinary shares outstanding	48,970	43,476	37,270
Income (loss) per share:
Income (loss) per share—basic	$2.74	$(1.55)	$(0.60)
Income (loss) per share—diluted	$2.73	$(1.55)	$(0.60)

* Refer to Note 17 for discussion of restricted stock units granted in June 2014 to certain Company directors. As net loss was reported for the year ended December 31, 2014, potentially dilutive awards have not been included within the calculation of diluted EPS, as they would have an anti-dilutive effect.

NOTE 23—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter
2015
Net sales	$1,018,265	$1,028,673		$1,027,952		$897,012
Gross profit	103,079	142,137		111,562		112,324
Equity in earnings of unconsolidated affiliates	36,707	40,841		33,489		29,141
Operating income	88,011	132,239		93,958		87,108
Income before income taxes	55,604	8,256	(1)	73,255		66,741
Net income	37,704	756	(1)	52,055		43,132	(4)
Net income per share- basic	0.77	0.02	(1)	1.07		0.88
Net income per share- diluted	$0.77	$0.02	(1)	$1.06		$0.88

2014
Net sales	$1,359,132	$1,340,935		$1,305,493		$1,122,401
Gross profit	98,629	92,410		68,236		38,046
Equity in earnings of unconsolidated affiliates	14,950	5,378		9,267		18,154
Operating income (loss)	63,549	23,580	(2)	29,390		(4,035)
Income (loss) before income taxes	29,836	(39,171)	(2)	(6,460)	(3)	(31,818)
Net income (loss)	17,086	(44,621)	(2)	(10,110)	(3)	(29,687)
Net income (loss) per share- basic	0.46	(1.15)	(2)	(0.21)	(3)	(0.61)
Net income (loss) per share- diluted	$0.46	$(1.15)	(2)	$(0.21)	(3)	$(0.61)

(1)	Includes $95.2 million loss on extinguishment of debt related to the May 2015 redemption of $1,192.5 million in aggregate principal amount of the 2019 Senior Notes.
(2)

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

(3)	Includes $7.4 million loss on extinguishment of debt related to the July 2014 redemption of $132.5 million in aggregate principal amount of the 2019 Senior Notes.
(4)	Includes a valuation allowance of $7.3 million on the net deferred tax asset of one of the Company’s China subsidiaries recorded in the fourth quarter of 2015. See Note 14 for further discussion.

NOTE 24—SUBSEQUENT EVENTS

As noted within Note 10, as of December 31, 2015, the Company’s Accounts Receivable Securitization Facility permitted borrowings up to a total of $200.0 million and had a maturity date of May 2016. In February 2016, facility was amended, extending the maturity date to May 2019.

The Company has evaluated significant events and transactions that occurred after the balance sheet date through the date of this report and determined that there were no additional events or transactions that would require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2015.

TRINSEO S.A.

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance at	Charged to	Deduction		Currency	Balance at
	Beginning of	Cost and	from		Translation	End of
	the Period	Expense	Reserves		Adjustments	the Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$6.3	$0.3	$(3.3)	(a)	$(0.9)	$2.4
Year ended December 31, 2014	5.9	1.1	—	(a)	(0.7)	6.3
Year ended December 31, 2013	8.4	(3.0)	(0.1)	(a)	0.6	5.9

Tax valuation allowances:
Year ended December 31, 2015	$66.9	$22.1	$—		$(3.9)	$85.1
Year ended December 31, 2014	50.4	18.2	—		(1.7)	66.9
Year ended December 31, 2013	41.3	10.7	—		(1.6)	50.4

(a) Amounts written off, net of recoveries. Amount in 2014 is less than $0.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Americas Styrenics LLC

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Americas Styrenics LLC and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Americas Styrenics LLC and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2016

 AMERICAS STYRENICS LLC

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(In millions of dollars)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79.9	$83.4
Trade receivables (net of allowance of $3.8 in 2015 and $4.5 in 2014)	128.1	160.8
Related company receivables	8.2	15.3
Inventories	134.5	114.0
Other current assets	16.1	29.4
Total current assets	366.8	402.9
NET PROPERTY, PLANT AND EQUIPMENT	254.1	272.8
OTHER ASSETS:
Deferred income taxes	2.8	2.4
Other assets	12.8	8.5
Total other assets	15.6	10.9
TOTAL	$636.5	$686.6
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$77.2	$98.6
Related company payables	31.7	41.2
Other payables	15.5	24.4
Income taxes payable	5.7	6.7
Accrued liabilities	16.7	14.3
Total current liabilities	146.8	185.2
POSTRETIREMENT BENEFIT LIABILITY	17.1	16.0
OTHER LONG-TERM LIABILITIES	1.0	1.5
Total liabilities	164.9	202.7
COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBERS’ EQUITY:
Members' equity	477.4	489.9
Accumulated other comprehensive loss	(5.8)	(6.0)
Total members’ equity	471.6	483.9
TOTAL	$636.5	$686.6

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(In millions of dollars)

	2015	2014	2013
Net sales	$1,600.1	$1,992.4	$2,103.1
Cost of sales	1,309.5	1,881.0	2,021.5
Gross margin	290.6	111.4	81.6
Technical service and development	2.5	2.9	2.6
Selling and marketing	8.7	9.1	6.7
Administrative	29.0	25.8	14.5
Foreign exchange loss	4.7	4.6	2.9
Other expense—net	2.0	3.8	14.6
Operating income	243.7	65.2	40.3
Interest income	0.1	—	—
Income tax expense	(6.3)	(9.0)	(3.8)
Net income	237.5	56.2	36.5
Other comprehensive loss:
Net actuarial (loss) gain	(0.5)	(1.2)	1.3
Reclassification of actuarial loss to income	—	—	0.1
Reclassification of prior service cost to income	0.7	0.7	0.7
Net other comprehensive income (loss)—defined benefit plans	0.2	(0.5)	2.1
Total comprehensive income	$237.7	$55.7	$38.6

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(In millions of dollars)

		Accumulated
		Other
	Members'	Comprehensive
	Equity	Loss	Total
BALANCE—January 1, 2013	$512.2	$(7.6)	$504.6
Distribution to Members	(45.0)	—	(45.0)
Defined benefit plans—other comprehensive income	—	2.1	2.1
Net income	36.5	—	36.5
BALANCE—December 31, 2013	503.7	(5.5)	498.2
Distribution to Members	(70.0)	—	(70.0)
Defined benefit plans—other comprehensive loss	—	(0.5)	(0.5)
Net income	56.2	—	56.2
BALANCE—December 31, 2014	489.9	(6.0)	483.9
Distribution to Members	(250.0)	—	(250.0)
Defined benefit plans—other comprehensive income	—	0.2	0.2
Net income	237.5	—	237.5
BALANCE—December 31, 2015	$477.4	$(5.8)	$471.6

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(In millions of dollars)

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$237.5	$56.2	$36.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.0	40.3	37.3
Net gain on disposal of assets	0.4	(0.1)	(0.1)
Deferred income taxes	(0.4)	2.1	(0.1)
Allowance for doubtful accounts	(0.7)	2.9	(0.5)
Changes in assets and liabilities that provided (used) cash:
Trade receivables	33.4	34.1	(36.6)
Related-company receivables	7.1	7.1	(3.6)
Inventories	(20.5)	8.5	9.4
Trade payables	(21.4)	31.5	(4.3)
Related-company payables	(9.5)	(61.0)	8.4
Other assets and liabilities	10.3	(11.0)	16.9
Net cash provided by operating activities	275.2	110.6	63.3
INVESTING ACTIVITIES:
Capital expenditures	(36.5)	(23.5)	(23.6)
Proceeds from settlement treated as reimbursement of capital expenditures (Note 7)	7.8	—	—
Disposal of assets	—	0.1	0.1
Net cash used in investing activities	(28.7)	(23.4)	(23.5)
FINANCING ACTIVITY—Distribution to Members	(250.0)	(70.0)	(45.0)
Cash used in financing activity	(250.0)	(70.0)	(45.0)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3.5)	17.2	(5.2)
CASH AND CASH EQUIVALENTS—Beginning of year	83.4	66.2	71.4
CASH AND CASH EQUIVALENTS—End of year	$79.9	$83.4	$66.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activity—capital expenditures payable	$2.9	$7.0	$4.7
Cash paid for income taxes	$3.3	$3.6	$4.5

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014, AND

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

(Amounts in millions of dollars)

1.FORMATION OF VENTURE

Effective May 1, 2008, Chevron Phillips Chemical Company LP (“CPChem”) and The Dow Chemical Company (“Dow”) joined forces in styrenics by creating Americas Styrenics LLC (the “Company”). Effective June 17, 2010, Dow divested its ownership in the Company to Trinseo LLC (formerly, Styron LLC). CPChem and Trinseo LLC are referred to herein as the “Members.” The Members share equally in the profits and losses of the Company.

2.NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations—The Company was formed as a joint venture and focuses on styrenics (styrene and polystyrene) production, sales and distribution in North America and South America.

Cash and Cash Equivalents—Included in cash and cash equivalents, from time to time, are short-term interest-bearing investments on deposit with financial institutions. There were $33 and nil of interest bearing investments at December 31, 2015 and 2014, respectively.

Trade Receivables—The Company’s United States’ customers are primarily in the packaging industry, but also consist of other chemical and plastics manufacturers. The Company’s foreign customers reside primarily in Argentina, Brazil, Chile, Colombia and Mexico. The Company evaluates the creditworthiness of customers and in certain circumstances, may require letters of credit to support product sales. The Company maintains an allowance for doubtful accounts based on anticipated collection of its accounts receivable.

Inventories—Inventories at December 31, 2015 and 2014 were as follows:

	2015	2014
Finished goods	$47.3	$47.2
Work in process	53.2	24.6
Raw materials	24.7	30.7
Supplies	9.3	11.5
Total inventories	$134.5	$114.0

Inventories are stated at the lower of cost or market. Finished products and work-in-process inventories include material, labor, and manufacturing overhead costs. The reserves reducing inventories from a first-in, first-out (FIFO) basis to a last-in, first-out (LIFO) basis amounted to $24.9 at December 31, 2015, and $70 at December 31, 2014. In 2014, the liquidation of certain of the Company’s LIFO inventory layers increased operating income by $1.8. Foreign inventories are accounted for on a FIFO basis.

Property, Plant, and Equipment—Upon formation of the Company, property, plant, and equipment were recorded at CPChem’s and Dow’s net book value. Current additions of property, plant, and equipment are recorded at cost. The Company provides for depreciation using the straight-line method at rates based on the estimated service lives of the various classes of assets (3–45 years). Expenditures for repairs and maintenance, including major maintenance commonly known as turnarounds, are expensed as incurred. Components of property, plant, and equipment at December 31, 2015 and 2014, are as follows:

	2015	2014
Land and waterway improvements	$10.8	$10.8
Buildings	27.9	27.6
Transportation and construction equipment	67.4	67.8
Machinery and other equipment	855.6	830.6
Utilities and supply lines/other property	9.8	8.5
Construction in progress	10.0	27.2
Total property, plant, and equipment	981.5	972.5
Less accumulated depreciation	(727.4)	(699.7)
Net property, plant, and equipment	$254.1	$272.8

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

The Company has not recorded any liabilities for uncertain tax positions.

Impairment of Long-Lived Assets—The Company evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated, separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2015, 2014, or 2013.

Asset Retirement Obligation—The Company assesses whether it has legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, including any legal obligations that require disposal of a replaced part that is a component of a tangible long-lived asset. At December 31, 2015 and 2014, the Company had no significant asset retirement obligations.

Insurance —The Company maintains insurance for automobile risks, general liability including products, directors, officers, workers’ compensation, and property. This insurance is placed with highly rated insurance carriers. The limits and deductibles are consistent for a company of this size and structure.

 Foreign Currency—The functional currency for the Company’s foreign operations is the U.S. dollar, resulting in no currency translation adjustments. Foreign currency gains and losses are reflected in operations.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsequent Events—The Company has evaluated subsequent events through the date the financial statements were available to be issued as of February 26, 2016.

3.RECENT ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014‑09 for one year.  ASU No. 2014-09 is now effective for fiscal years beginning after December 15, 2018.  The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application.  The Company is currently evaluating the impact of adopting ASU No. 2014‑09, including the transition method to be applied.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  This ASU requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market.  ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, and should be applied prospectively.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU No. 2015-11.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  The objective of this ASU is to simplify the financial statement presentation of deferred taxes by presenting both current and noncurrent deferred tax assets and liabilities as noncurrent on the balance sheet.  ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2017.  This standard may be applied either prospectively or retrospectively to all periods presented, and early adoption is permitted.  The Company adopted ASU No. 2015-17 as of December 31, 2015 on a retrospective basis.  As a result, $0.6 of deferred income tax previously included within current assets were reclassified to noncurrent in the Company’s consolidated balance sheet as of December 31, 2014.

4.REVOLVING CREDIT FACILITY

The Company’s unsecured $50 revolving credit facility with Comerica Bank terminates in August 2020. At the Company’s option, the interest rate under this facility equals either the prime or the London InterBank Offered Rate based rate as defined in the credit agreement.

There were no outstanding borrowings at December 31, 2015 or 2014.

5.INCOME TAXES

The components of the income before taxes for the years ended December 31, 2015, 2014, and 2013, are as follows:

	2015	2014	2013
Domestic	$240.3	$59.3	$35.5
Foreign	3.5	5.9	4.8
Total income before taxes	$243.8	$65.2	$40.3

The components of income tax expense for the years ended December 31, 2015, 2014, and 2013, are as follows:

	2015	2014	2013
State—current	$0.2	$—	$0.6
Foreign—current	6.5	7.7	3.7
Foreign—deferred	(0.4)	1.3	(0.5)
Total income tax expense	$6.3	$9.0	$3.8

The components of deferred income tax assets and liabilities at December 31, 2015 and 2014, are as follows:

	2015	2014
Fixed assets	$2.2	$1.8
Other temporary differences	0.6	0.6
Deferred tax assets	$2.8	$2.4

Undistributed earnings of foreign subsidiaries are not deemed to be permanently reinvested. Currently, undistributed earnings exist in the Canadian, Colombian, and Mexican subsidiaries. Future repatriation of earnings will not be subject to tax by the Company (but rather its Members); however, foreign withholding taxes may apply.

6.EMPLOYEE BENEFIT PLANS

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

At December 31, 2015 and 2014, the RRA had benefit obligations in the amount of $17.7 and $16.5, respectively. The Company contributed and paid benefits in the amount of $0.4 in 2015, $0.4 in 2014, and $0.3 in 2013.

At December 31, 2015 and 2014, amounts recognized in the consolidated balance sheets consist of:

	2015	2014
Current liabilities	$(0.6)	$(0.5)
Noncurrent liabilities	(17.1)	(16.0)
Total	$(17.7)	$(16.5)

At December 31, 2015 and 2014, amounts recognized in accumulated other comprehensive loss were as follows:

	2015	2014
Net actuarial loss	$2.4	$1.9
Prior service cost	3.4	4.1
Total	$5.8	$6.0

In 2016, $0.7 of estimated prior service cost will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

Net periodic benefit cost and components of other amounts recognized in other comprehensive (income) loss were as follows:

	2015	2014	2013
Net periodic postretirement benefit cost	$1.8	$1.8	$1.8
Other changes in benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain)	0.5	1.2	(1.3)
Recognized actuarial loss	—	—	(0.1)
Recognized prior-service cost	(0.7)	(0.7)	(0.7)
Total recognized in other comprehensive (income) loss	(0.2)	0.5	(2.1)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1.6	$2.3	$(0.3)

Actuarial assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2015	2014	2013
Discount rate used to determine net periodic benefit cost	3.65%	4.27%	3.44%
Discount rate used to determine benefit obligation at December 31	3.76%	3.65%	N/A

	2015	2014	2013
Health Care Cost Assumptions
Initial health care cost trend rate	8.00%	8.50%	9.00%
Ultimate health care cost trend rate	4.50%	4.50%	4.50%
Year ultimate reached	2023	2023	2022

Estimated health care cost trend rates can have a significant effect on the amounts reported for the RRA.

The Company expects to contribute approximately $0.6 to its RRA plan in 2016.

At December 31, 2015, the estimated future benefit payments, reflecting expected future service, as appropriate, are expected to be paid as follows:

2016	$0.6
2017	0.9
2018	1.0
2019	1.3
2020	1.5
2021 through 2025	9.5
Total	$14.8

The Company also has a defined contribution employee savings plan and made discretionary contributions of $3.5, $3.4, and $3.2 in 2015, 2014, and 2013, respectively.

7. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company and its subsidiaries maintain outside service agreements and lease buildings, ground and easements, rail cars, and other vehicles under noncancelable operating leases, which expire on varying dates between 2016 and 2028.

Total future minimum annual rentals in effect at December 31, 2015, for noncancelable operating leases are as follows:

Years Ending December 31
2016	$8.4
2017	6.5
2018	4.4
2019	1.9
2020	1.7
2021 and thereafter	8.8
Total	$31.7

Expense for total rental and long-term commitments was $7.6, $9.4, and $23.8 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company has entered into long-term sales commitments and purchase agreements with several of its key suppliers, including its Members (see Note 8). The commitment contracts are for one- to three-year periods with some cost efficiency incentives. Because the pricing and supply fluctuates with the commodity market, a definitive dollar value cannot be determined.

In addition, the Company has purchase commitments of $27.7 mainly related to certain feedstock, utility and capital projects costs. The Company does not consider purchase orders to be firm commitments. If the Company chooses to cancel a purchase order, it may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

CONTINGENCIES

The Company is cooperating with a confidential subpoena dated May 11, 2015, from the U.S. Postal Service in coordination with the U.S. Department of Justice seeking information relating to the polystyrene market. The Company has conducted an internal review and is unaware of any improper activity. The Company has appointed a Litigation Management Committee among its Board of Directors to provide oversight to the matter.  At this time, it is premature for the Company to determine whether it is probable that a loss will occur, nor is the Company able to estimate a range of potential loss. Therefore, a liability has not been recorded with respect to this matter.

The Company is a party to various legal proceedings and claims incidental to the normal conduct of its business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Pursuant to the contribution agreement, all preexisting environmental matters have been outlined for each site and any contingencies are the responsibility of Dow and CPChem. All subsequent obligations are the liability of the Company. No environmental reserve was recorded as of December 31, 2015, 2014, or 2013. During 2015, the Company received reimbursement from Dow of certain capital costs at one of its polystyrene facilities, totaling $7.8, which was recorded as a reduction of the carrying cost of the assets.

8.RELATED-PARTY TRANSACTIONS

The Company entered into various supply and purchase agreements with the Members and their affiliated companies. These agreements include sales and purchases of energy, raw materials, and services. A summary of transactions for the years ended December 31, 2015, 2014, and 2013, is as follows:

	2015	2014	2013
Net sales	$161.4	$263.0	$255.1
Purchases	483.3	847.0	980.6

Balances receivable and payable to the Members are included in the December 31, 2015 and 2014 consolidated balance sheets as related company receivables and payables.

******

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Articles of Association of Trinseo S.A.., as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report filed on Form 10-K, File No. 001-36473, filed March 10, 2015)

4.1

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of May 5, 2015 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed May 11, 2015)

4.2

Form of Registration Rights Agreement between the Company and Bain Capital Everest Manager Holding S.C.A. (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 5, 2014)

4.3

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 of the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

10.1

Amended and Restated Employment Agreement, among Trinseo US Holding, Inc. (f/k/a Styron US Holding, Inc.), Bain Capital Everest Manager Holding SCA and Christopher D. Pappas, dated April 11, 2013 (incorporated herein by reference to Exhibit 10.7 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.2

Credit Agreement among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. together with Trinseo Holdings S.à r.l., and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent L/C issuer and swing line lender, Citigroup Global Markets Inc., as syndication agent, and the lenders from time to time party thereto, dated as of May 5, 2015 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed May 11, 2015)

10.3

Separation Letter Agreement, dated as of November 17, 2015, by and between Trinseo US Holding, Inc. (f/k/a Styron US Holding, Inc.) and John A. Feenan (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed November 18, 2015)

10.4

Employment Agreement, among Trinseo US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) Bain Capital Everest Manager Holding SCA and Marilyn Horner, dated January 5, 2011 (incorporated herein by reference to Exhibit 10.12 to the Annual Report filed on Form 10-K, File No. 001-36473, filed March 10, 2015)

10.5

First Amendment to Employment Agreement, among Trinseo US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) Bain Capital Everest Manager Holding SCA and Marilyn Horner, dated February 14, 2012 (incorporated herein by reference to Exhibit 10.13 to the Annual Report filed on Form 10-K, File No. 001-36473, filed March 10, 2015)

10.6

Employment Agreement among Trinseo US Holding, Inc. (f/k/a Styron US Holding, Inc.), Bain Capital Everest Manager Holding SCA and Martin Pugh, dated March 1, 2013 (incorporated herein by reference to Exhibit 10.35 to the Annual Report filed on Form 10-K, File No. 333-191460, filed March 14, 2014)

10.7

First Amendment to the Employment Agreement, dated January 17, 2014, by and between Trinseo US Holding, Inc. (f/k/a Styron US Holding, Inc.) and Martin Pugh (incorporated herein by reference to Exhibit 10.35 to the Registration Statement filed on Form S-4, File No. 333-191460, as amended on January 17, 2014)

Exhibit No.	Description
10.8

Second Amendment to the Employment Agreement, dated October 8, 2014, by and between Trinseo US Holding, Inc. (f/k/a Styron US Holding, Inc.) and Martin Pugh (incorporated herein by reference to Exhibit 10.16  to the Annual Report filed on Form 10-K, File No. 001-36473, filed March 10, 2015)

10.9

Third Amendment to the Employment Agreement, dated October 6, 2015, by and between Trinseo US Holding, Inc. (f/k/a Styron US Holding, Inc.) and Martin Pugh (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed October 8, 2015)

10.10†	Employment Agreement, dated November 14, 2015, by and between Trinseo US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) and Angelo N. Chaclas

10.11†	Employment Agreement, dated September 14, 2015 by and between Trinseo Europe GmBH. and Timothy M. Stedman

10.12†	Employment Agreement, dated August 7, 2015, by and between Trinseo Europe GmBH and Hayati Yarkadas

10.13

Form of Amended and Restated Executive Subscription and Securityholder’s Agreement, by and among Bain Capital Everest Manager Holding S.C.A., Bain Capital Everest Manager, the executive named therein and the other investors named therein (incorporated herein by reference to Exhibit 10.12 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.14

Amended and Restated Executive Subscription and Securityholder’s Agreement, by and among Bain Capital Everest Manager Holding S.C.A., Bain Capital Everest Manager, Christopher D. Pappas and the other investors named therein, dated February 3, 2011 (incorporated herein by reference to Exhibit 10.13 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.15

Investor Subscription and Shareholder Agreement by and among Bain Capital Everest Managers Holding SCA and the various investors named therein, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.14 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.16

Registration Rights Agreement, by and among Bain Capital Everest Managers Holding SCA and the investors named therein, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.15 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.17*

Second Amended and Restated Master Outsourcing Services Agreement, among The Dow Chemical Company and Styron LLC and Styron Holding B.V., dated June 1, 2013 (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.18*

Contract of Sale, by and between Americas Styrenics LLC and The Dow Chemical Company, dated December 1, 2009, as amended by that certain Amendment to and Consent to Partial Assignment, dated April 1, 2010 (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.19*

Styrene Baseload Sale and Purchase Agreement, between Dow Europe GmbH and Jubail Chevron Phillips Company, dated June 30, 2004 (incorporated herein by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

Exhibit No.	Description

10.20*

Amended and Restated Ethylene Sales Contract (Europe), between Dow Europe GmbH and Styron Europe GmbH, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.21*

Amended and Restated Benzene Sales Contract (Europe), between Dow Europe GmbH and Styron Europe GmbH, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.22*

Amended and Restated Butadiene Sales Contract (Europe), between Dow Europe GmbH and Styron Europe GmbH, dated June 17, 2010 (incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.23*

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

10.25*

Amended and Restated Styron License Agreement, among The Dow Chemical Company, Dow Global Technologies Inc. and Styron LLC, dated as of June 17, 2010. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.26

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

10.27	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.28	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.29	Form of 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.38 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-194561, filed June 2, 2014)

10.30	Trinseo S.A. Cash Incentive Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 3 to the Registration Statement on Form S-1, File No. 333-194561, filed May 16, 2014)

Exhibit No.	Description

10.31

Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.39 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.32	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.37 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-194561, filed June 2, 2014)

10.33

Form of Restricted Stock Unit Agreement for Directors (incorporated herein by reference to Exhibit 10.38 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-194561, filed June 2, 2014)

10.34	Form of Executive Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed March 5, 2015)

10.35	Form of Executive Nonstatutory Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed March 5, 2015)

10.36	Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 7, 2015)

10.37	Form of Employee Non-statutory Option Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 7, 2015)

10.38

Letter Agreement, dated May 11, 2015, between Trinseo S.A. and Christopher D. Pappas, defining retirement for purpose of equity awards (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 7, 2015)

10.39

Letter Agreement, dated May 11, 2015, between Trinseo S.A. and Martin Pugh, defining retirement for purpose of equity awards (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 7, 2015)

10.40

Letter Agreement, dated May 11, 2015, between Trinseo S.A. and Marilyn N. Horner, defining retirement for purpose of equity awards (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 7, 2015)

12.1†	Statement of Computation of Ratios of Earnings to Fixed Charges

21.1†	Subsidiaries of Trinseo S.A.

23.1†	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2†	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

31.1†	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†Filed herewith.