Form 10-K/A
period 2015-12-31
Trinseo S.A.
filed 2016-03-15
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

On March 11, 2016, Trinseo S.A. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This Amendment No. 1 amends Part III, Items 10 through 14 of our original Annual Report on Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

Jeffrey J. Cote, 49 - Director since May 2014. Mr. Cote has served as Chief Operating Officer of Sensata Technologies Holding N.V. (NYSE:  ST) since July 2012 and as Executive Vice President of its Global Sensing Solutions business since November 2015.   He joined Sensata as Senior Vice President and Chief Financial Officer in January 2007, and was appointed Executive Vice President in July 2007. From March 2005 to December 2006, Mr. Cote was Chief Operating Officer of the law firm Ropes & Gray. From January 2000 to March 2005, Mr. Cote was Chief Operating, Financial and Administrative Officer of Digitas. Previously he worked for Ernst & Young LLP from 1989 until 1997. Mr. Cote is a certified public accountant and received a B.A. degree in Business Administration and a Master of Accounting from Florida Atlantic University. Mr. Cote brings significant management, capital markets and accounting experience to the board of directors.

Felix Hauser, 39 — Director since February 2016.  Mr. Hauser is a Managing Director in Bain Capital’s Munich Office and joined Bain Capital in 2005. Prior to joining Bain Capital, Mr. Hauser was a consultant at McKinsey & Company, where he worked in corporate finance and the consumer products and financial services industries. He currently serves on the board of directors of FTE Automotive. Mr. Hauser received an MBA with distinction from INSEAD and an MSc from the University of Passau.  Mr. Hauser brings significant capital markets experience and knowledge of European markets.

Pierre-Marie De Leener, 58 - Director since May 2014. Mr. De Leener has served as CEO of Braas Monier Building Group SA since January 2016, Chairman of the Board of Directors of the Monier Holdings GP S.A. since November 2013 and as Chairman of the Advisory Board of the Flint Group since October 2014. Prior to that, he served as Executive Vice President for PPG Industries, Inc. from July 2010 until December 2012. From June 2008 until August 2011, Mr. De Leener also served as President of PPG Europe S.A. Mr. De Leener previously served as Chief Executive Officer of SigmaKalon Group from 1998 until January 2008. In addition, Mr. De Leener served as a member of the Total Fina operating committee from 1998 until 2001. Mr. De Leener also served as the Chief Executive Officer of Fina Italiana SpA and of Fina Research from 1989 until 1995 and from 1995 until 1998, respectively. Mr. De Leener received a B.A. degree in Economics and Philosophy and a Master of Chemical Engineering degree from Catholic University of Louvain, Belgium. Mr. De Leener brings valuable management and chemical industry experience to our Board.

Donald T. Misheff, 59 - Director since February 2015. Mr. Misheff served as managing partner from 2003 until his retirement in 2011 of the Northeast Ohio offices of Ernst & Young LLP, a public accounting firm. As the managing partner of the Northeast Ohio offices of Ernst & Young LLP, Mr. Misheff advised many of the region’s largest companies on financial and corporate governance issues. He began his career with Ernst & Young LLP in 1978 as part of the audit staff and later joined the tax practice, specializing in accounting/financial reporting for income taxes, purchase accounting, and mergers and acquisitions. He has more than 30 years of experience performing, reviewing, and overseeing the audits of financial statements of a wide range of public companies.  He currently serves as a director of three other public companies of Aleris Corporation (NYSE: ALRS), TimkenSteel Corporation (NYSE:  TMST) and First Energy Corp. (NYSE:  FE) Mr. Misheff graduated from the University of Akron with a B.S. degree in Accounting and is a certified public accountant. Mr. Misheff brings extensive financial and corporate governance experience to our Board.

Christopher D. Pappas, 60 - Director since October 2010. Mr. Pappas joined the Company as President and Chief Executive Officer in June 2010.  Mr. Pappas has also been serving as our interim chief financial officer since November 2015. Prior to joining the Company, Mr. Pappas held a number of executive positions at NOVA Chemicals of increasing responsibility from July 2000 to November 2009, most recently as President and Chief Executive Officer from May 2009 to November 2009, President & Chief Operations Officer from October 2006 to April 2009 and Vice President and President of Styrenics from July 2000 to September 2006. Before joining NOVA Chemicals, Mr. Pappas was Commercial Vice President of DuPont Dow Elastomers where he joined as Vice President of ethylene elastomers in 1995. He currently serves on the board of directors of FTE Automotive. Mr. Pappas began his chemicals career in 1978 with Dow where he held various sales and managerial positions until 1995. Mr. Pappas is currently a member of the Board of Directors of FirstEnergy Corp. (NYSE: FE) and Univar, Inc. (NYSE:  UNVR), and he is a former member of the board of directors of Allegheny Energy, NOVA Chemicals, and Methanex Corporation. Mr. Pappas holds a B.S. degree in Civil Engineering from the Georgia Institute of Technology and an MBA from the Wharton School of Business at The University of Pennsylvania. Mr. Pappas is highly qualified to serve on the board of directors by his more than 30 years of management experience with major companies in the chemical industry, by his previous service as a director of the corporations noted above, and by his leadership of the Company since its formation. In these roles he has also acquired and demonstrated substantial financial expertise which is valuable to the Company’s Board.

Michel G. Plantevin, 59 - Director since June 2010. Mr. Plantevin is a Managing Director of Bain Capital Europe, LLP. Prior to joining Bain Capital in 2003, Mr. Plantevin was a Managing Director of Goldman Sachs International in London, initially in the Investment Banking division, then in the Merchant Banking division (PIA). Prior to Goldman Sachs International, he was a consultant with Bain & Company in London and later headed the Bain & Company Paris Office as a Managing Director. He also serves as a director of IMCD N.V., Ibstock PLC, and Maisons du Monde. Mr. Plantevin also formerly served as a director of Bravida AB, FCI SA and NXP Semiconductors N.V. Mr. Plantevin received an MBA from Harvard Business School and an undergraduate and master’s degree in Engineering from the Ecole Supérieure d’ Electricité (Supélec) in France. Mr. Plantevin brings to the board of directors an expertise in business strategy and operational improvement gained from his extensive experience as a strategy consultant in the Paris and London offices of Bain & Company and then as a private equity professional. Mr. Plantevin has also had significant involvement with our Company since the Acquisition, and has served as a director of numerous public and private companies during his career in private equity, investment banking and consulting. Mr. Plantevin’s background in consulting and his significant involvement with the Company position him to provide valuable contributions to our Board.

Stephen F. Thomas, 41 - Director since September 2015. Mr. Thomas is a Managing Director at Bain Capital, where he has worked since 2007. Prior to joining Bain Capital, he was a Manager at Bain & Company, where he consulted for the media, telecom, consumer, financial services, and private equity industries. Mr. Thomas received an MBA from Harvard Business School and graduated cum laude with an A.B. degree in Economics from Princeton University. He also currently serves as a director of TI Automotive and Big Tex Trailers, Inc. Mr. Thomas was previously on our board of directors from May 2014 through February 2015. Mr. Thomas brings to the board of directors significant knowledge and expertise in strategy and operations gained from his experiences as a strategy consultant and as a Managing Director of Bain Capital.

Aurélien Vasseur, 39 - Director since May 2014. Mr. Vasseur joined Bain Capital Luxembourg S.à r.l. in 2011 and is a corporate manager of the firm. Before joining Bain Capital, Mr. Vasseur was a finance auditor at Ernst and Young, Luxembourg. Mr. Vasseur currently serves as a member of the board of directors for Atento Floatco S.A., Magnolia (BC) S.A., and Atento Luxco 1 S.A. Mr. Vasseur received a master’s degree in management from the Ecole des Hautes Etudes Commerciales (Edhec Business School). Mr. Vasseur brings to the board of directors an expertise in finance and governance experience serving as a director of other Luxembourg-based companies.

Stephen M. Zide, 55 - Director and Chairman since June 2010. Mr. Zide is a senior advisor to Bain Capital in the private equity business, having joined the firm in 1997.  From 2001 through 2015, Mr. Zide was a Managing Director of Bain Capital.  Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide received an MBA from Harvard Business School, a Juris Doctorate from Boston University School of Law, and a B.A. degree from the University of Rochester. He also serves as a director of Sensata Technologies B.V., Consolidated Container Corporation, and TI Automotive.  Mr. Zide was a director of HD Supply Holdings, Inc. (NASDAQ: HDS) from 2007 through 2014 and Innophos Holdings, Inc. (NASDAQ: IPHS) from 2004 through 2013. Mr. Zide’s significant experience serving on public and private company boards puts him in a position to provide important contributions to our board of directors and leadership as Chairman of the Board of Directors.

Executive Officers

Martin Pugh, Executive Vice President and Chief Operating Officer. Mr. Pugh, 62, became the Company’s Chief Operating Officer in November 2015. Mr. Pugh joined the Company as Senior Vice President and Business President, Plastics, in March 2013 and was named Senior Vice President and Business President, Performance Materials in October 2014, where was responsible for the global leadership of the Company’s Performance Materials business with overall accountability for the Rubber, Latex and Performance Plastics businesses. Prior to joining the Company, Mr. Pugh held the position of President for Europe, Middle East and Africa (EMEA) and board member for Styrolution Group Gmbh, the global styrenics joint venture between BASF Group and INEOS from October 2011 until February 2013. Mr. Pugh began his career in 1975 with Mobil Oil Company as a technical representative. He joined The Dow Chemical Company in 1978 and served in a variety of sales and marketing roles from 1978 until 1998, working in the UK, Dubai, Sweden and Switzerland. His final role at Dow was global business director for Specialty Polyethylenes. In 1998, Pugh joined Elementis plc as Managing Director for the specialty rubber division called Linatex. In 2002, he returned to Switzerland and joined Nova Chemicals as Managing Director for Europe. Following the formation of Nova Innovene in 2005, he was appointed Managing Director of the company and continued in the role of Managing Director—Europe as the company was broadened to include the Americas region and renamed INEOS Nova. He remained in this position within INEOS Nova and INEOS Styrenics until the formation of Styrolution Group GmbH in October 2011. Mr. Pugh has a Bachelor of Science degree in Industrial Chemistry and Management Studies from Loughborough University in the United Kingdom.

Angelo N. Chaclas, Senior Vice President, Chief Legal Officer, and Corporate Secretary. Mr. Chaclas, 52, has been the Company’s Chief Legal Officer, Senior Vice President, and Corporate Secretary since January 2015.  In his role, he provides legal support for all capital markets, transactional, compliance, commercial, regulatory, governance, intellectual property and other operational activities of the Company worldwide. Mr. Chaclas joined the Company in 2010 as Associate General Counsel and Chief Intellectual Property Counsel, where he managed the Company’s global intellectual property portfolio and supported the legal activities of several of the Company’s commercial businesses. Prior to joining the Company in 2010, Mr. Chaclas was Deputy General Counsel and Chief Counsel for the software division of Pitney Bowes where he led its Intellectual Property, Technology Law and Procurement legal functions. Mr. Chaclas holds a bachelor’s degree in Mechanical Engineering from Tufts University and a Juris Doctorate from Pace University.

E. Jeffery Denton, Senior Vice President—Corporate Development and Business Services. Mr. Denton, 50, joined the Company as Vice President—Shared Services and Feedstocks in June 2010 and was named Vice President—Corporate Development and Business Services in October 2014, and subsequently Senior Vice President in October 2015. Mr. Denton is responsible for the Company’s Feedstocks, Procurement, Supply Chain, Customer Service, Information Technology and Corporate Development activities. He previously served in a similar role at the Company (when it was a division of Dow) from September 2009 until June 2010 and as the Director of Joint Venture Implementation at Dow, implementing Americas Styrenics & K-Dow from February 2006 until September 2009. Prior to that, he served as Product Director of Dow Polystyrene and Commercial Manager of Dow Polystyrene and Engineering Plastics from 1998 to January 2007. Mr. Denton received a bachelor’s degree in Business Administration from Alma College.

Marilyn N. Horner, Senior Vice President—Human Resources. Ms. Horner, 58, joined the Company as Senior Vice President of Human Resources in January 2011. Prior to joining the Company, Ms. Horner held a number of executive positions at NOVA Chemicals where she started her career in 1988. She served as the Senior Vice President and Chief Human Resources Officer for NOVA Chemicals from 2008 to December 2010. Ms. Horner also held the positions of Vice President Finance and Controller, Olefins / Polyolefins Division; Vice President Human Resources and Organizational Effectiveness; and Vice President to the Chief Executive Officer. Ms. Horner served on the board of trustees for Point Park University and the University of Alberta. Ms. Horner holds a Bachelor of Commerce degree and an MBA from the University of Windsor in Ontario, Canada.

Tim Stedman, Senior Vice President and Business President, Basic Plastics & Feedstocks.  Mr. Stedman, age 46, joined the Company as Senior Vice President and Business President, Basic Plastics & Feedstocks, in November 2015. In this role, he is responsible for business leadership for polystyrene, co-polymers, polycarbonate, and styrene monomer. As part of his role, he serves as a member of the operating committee of the Plastics Division of the American Chemistry Council.  Prior to joining the Company, Mr. Stedman spent more than 20 years with ExxonMobil Chemical working in the U.K., the U.S., and Belgium. Most recently, Mr. Stedman was the Europe Business Director for ExxonMobil Chemical’s Basic Chemicals business, and prior to that was the Site Manager for the Fife Ethylene Plant (steam cracker) in Scotland. Stedman also led Global Sales and Marketing organizations for several ExxonMobil Chemical’s Polymers and Intermediates businesses, including the Santoprene business that was formally part of the Advanced Elastomers Systems joint venture with Monsanto.  Mr. Stedman served on the boards of Petrochemicals Europe and the European Petrochemical Association until September 2015 and was also a member of the Energy and Climate Change Leadership Group of the International Council of Chemical Associations (ICCA).  Mr. Stedman holds a degree in Chemical Engineering from the University of Manchester Institute of Science and Technology, U.K., and the Ecole Nationale Supérieure des Industries Chimiques, Nancy, France. He is also a Chartered Engineer and a Fellow of the Institute of Chemical Engineers (U.K.).

Hayati Yarkadas, Senior Vice President and Business President, Performance Materials.  Mr. Yarkadas, age 47, joined the Company in November 2015 to lead the Rubber, Latex, and Performance Plastics businesses.  Mr. Yarkadas has more than 20 years of experience in materials businesses and an established track record of business management and leadership skills. Prior to joining Trinseo, Mr. Yarkadas led the food ingredient business of Tate & Lyle in Europe as Senior Vice President and General Manager, based in London. Prior to that, Mr. Yarkadas spent over 17 years with DuPont in many of its worldwide locations.  Most recently Mr. Yarkadas served as General Manager of the DuPont Teijin Films joint venture, where he was responsible for the financial results and transformation of the business. Previously, he was Global Business Director for DuPont Advanced Glass Interlayers and held a series of roles in sales, sales management, Six Sigma, marketing, product management and business management in plastics and chemicals. Throughout his career, Mr. Yarkadas gained significant operating and global leadership skills with various roles in Turkey, the U.K.,

Switzerland, the U.S., and Luxembourg. He started his career in manufacturing and R&D at Borusan Mannessmann, where he gained operation experience early in his career.  Mr. Yarkadas has a master’s degree in Mechanical Engineering from Istanbul Technical University and an MBA from Imperial College London.

Catherine C. Maxey, Vice President—Public Affairs, Sustainability and Environment, Health and Safety. Ms. Maxey, 50, joined the Company as Vice President—Public Affairs and Business Intelligence in June 2010. Previously she held positions of increasing responsibility at The Dow Chemical Company, which she joined in 1988, most recently as Public Affairs director for Mergers & Acquisitions, Joint Ventures, Dow Portfolio Optimization/Divestitures and Manufacturing and Engineering from March 2009 until June 2010. Prior to that, she served as vice president of Public Affairs and Communications for K-Dow Petrochemicals, a planned JV that was later cancelled from June 2008 until March 2009 and Business Public Affairs Director for Performance Chemicals from 2003 to June 2008. Ms. Maxey received a bachelor’s degree in Journalism/Science Writing from Lehigh University.

David Stasse, Vice President—Treasury and Corporate Finance. Mr. Stasse, 45, joined the Company in July 2013 as Vice President and Treasurer with responsibility for all treasury and investor relations matters, including cash management, risk management, relationships with rating agencies and commercial banks, and financing matters. Mr. Stasse joined the Company from Freescale Semiconductor, Inc., a global semiconductor manufacturer that serves the automotive, networking, consumer and industrial markets, where he served as Vice President and Treasurer since July 2008, and Assistant Treasurer from August 2006 to July 2008. Prior to that, Mr. Stasse served as First Vice President, Debt Capital Markets of MBNA Corporation and as Treasury Manager of SPX Corporation. Mr. Stasse also held numerous financial positions from 1998 to 2004 at Honeywell International, last serving as Director, Corporate Finance. Mr. Stasse holds a MBA in Finance from the University of Maryland and a Bachelor of Science degree in Business Logistics from Penn State University.

Corporate Governance

Audit Committee

The purpose of the audit committee is set forth in the audit committee charter. The audit committee’s primary duties and responsibilities are to:

•                  Appoint or replace, compensate and oversee the outside auditors for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us and will report directly to the audit committee.

•                  Pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our outside auditors, which are approved by the audit committee prior to the completion of the audit.

•                  Review and discuss with management and the outside auditors the annual audited and quarterly unaudited financial statements, our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the selection, application and disclosure of critical accounting policies and practices used in such financial statements.

•                  Review and approve all related party transactions as defined under Item 404(a) of Regulation S-K.

•                  Discuss with management and the outside auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including any significant changes in our selection or application of accounting principles, any major issues as to the adequacy of our internal controls and any special steps adopted in light of material control deficiencies.

A copy of the charter, which satisfies the applicable standards of the Securities and Exchange Commission (the “SEC”) and the NYSE is available on our website. The audit committee consists of Donald T. Misheff, Jeffrey J. Cote and Pierre-Marie De Leener. Our Board of Directors has determined that Messrs. Misheff, Cote and De Leener are independent directors pursuant Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 303A.02 of the New York Stock Exchange Listed Company Manual. Each of Messrs. Misheff and Cote is also an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.   Mr. Cote serves as chair of the audit committee.

Code of Ethics

We have adopted a written Code of Business Conduct applicable to all directors, officers and employees and a written Code of Ethics for Senior Financial Employees, applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Principal Accounting Officer, Controller, and all employees performing similar functions.  These policies are designed to maintain the integrity of our business and financial reporting. These codes cover, among other things, professional conduct, conflicts of interest, accurate recordkeeping and reporting, public communications and the protection of confidential information, as well as adherence to laws and regulations applicable to the conduct of our business. Copies of these codes can be found by under the “Corporate Governance” link on the “Ethics and Compliance” tab of the Investor Relations section of our website, www.investor.trinseo.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on a Form 3 and reports of changes in ownership on a Form 4 or a Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, certain forms of indirect ownership and ownership of company stock by certain family members are covered by these reporting requirements. When requested, we assist our executive officers and directors in preparing initial ownership reports and reporting ownership changes and will file these reports on their behalf. Based solely on a review of the copies of such forms in our possession, and on written representations from our current directors and executive officers, we believe all of our executive officers and directors filed the required reports on a timely basis under Section 16(a) during 2015.

Item 11.                           Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (CD&A) section is intended to provide information about our 2015 compensation objectives and programs for our named executive officers. For 2015, our named executive officers, or NEOs, were:

Name	Position

Christopher D. Pappas	President and Chief Executive Officer

John A. Feenan*	Executive Vice President and Chief Financial Officer

Martin Pugh**	Executive Vice President and Chief Operating Officer

Marilyn N. Horner	Senior Vice President, Human Resources

Angelo N. Chaclas	Senior Vice President, Chief Legal Officer & Corporate Secretary

* Mr. Feenan resigned from his officer position on November 18, 2015 and was employed in an advisory capacity with the Company through the end of 2015.  Mr. Pappas is acting as the Interim Chief Financial Officer until Mr. Feenan’s replacement has been identified.

** Effective November 1, 2015, Martin Pugh was promoted from Senior Vice President and Business President for Performance Materials to Executive Vice President and Chief Operating Officer.

This CD&A is divided into the following sections:

•                  Executive Summary

•                  Compensation Philosophy and Design

•                  How We Make Compensation Decisions

•                  2015 Compensation Structure & Performance

•                  Other Compensation and Tax Matters

Executive Summary

Business Achievements

We had an exceptional year with respect to the Company’s business achievements, which include:

•                  Delivering record net income of $133.6 million and Adjusted EBITDA of $410.0 million, excluding inventory revaluation and joint venture earnings, including continued strong results from our Performance Materials division as well as record results from our Basic Plastics & Feedstocks division;

•                  Successfully rebranding our operating name and legal entities from “Styron” to “Trinseo”;

•                  Adding greater depth to our business leadership team with the hiring of Tim Stedman as Senior Vice President and Business President, Basic Plastics & Feedstocks and Hayati Yarkadas, Senior Vice President and Business President, Performance Materials; and

•                  Refinancing our debt under a new capital structure that is expected to reduce our annual interest expense by approximately $37.0 million.

Consideration of 2015 Advisory Vote on Executive Compensation

The compensation committee regularly reviews the philosophy, objectives and elements of our executive compensation programs in relation to our short- and long-term business objectives. As part of this review, the compensation committee considers the views of shareholders as reflected in their annual advisory vote on our executive compensation proposal. At our 2015 annual general meeting of shareholders, our executive compensation proposal received overwhelming approval (approximately 96%). Based on the compensation committee’s review and the support our executive compensation programs received from shareholders, the compensation committee did not make significant changes to its compensation programs.

Compensation Philosophy and Design

Overview

Our executive compensation policies and programs are designed to attract, retain and motivate key executives through competitive and cost effective programs that reinforce executive accountability and reward the achievement of business and individual results. Executive compensation consists of four main elements: (1) base salary, (2) annual cash incentive awards, (3) long-term incentive compensation, and (4) retirement savings and benefit programs. The relative weighting of each element is aligned with our philosophy of linking pay to performance. A substantial percentage of our executives’ compensation is provided in the form of performance-based variable compensation with a greater emphasis on variable components for our senior executives. Annual cash awards are directly linked to corporate results and short-term performance measures, including financial and non-financial goals. Our equity incentive awards align our executives’ interest with those of our shareholders and our long-term business objectives. Executive retirement and benefits programs are generally consistent with broader employee programs offered in the country where an executive primarily provides services to the Company. We provide limited perquisites to our executives and senior management, and such perquisites are only provided to the extent that they reflect particular business needs and objectives.

Our annual cash incentive plan is designed to create a pay-for-performance culture by aligning the compensation program to the achievement of our strategic and business objectives and with shareholder interests. Our business objectives are to: (1) deliver strong recurring profits relative to our industry; (2) effectively manage our working capital; (3) demonstrate effective cost management; (4) provide EBITDA growth that is stronger than the industry; and (5) provide a safe working environment.

We strive to provide our NEOs with a compensation package that is market competitive within our industry and recognizes and rewards superior individual and company performance.

Compensation Mix

The chart below shows the 2015 target mix of compensation between salary and short- and long-term incentive compensation for Mr. Pappas and our other NEOs as a group.

*This target excludes additional cash incentives payable to Mr. Chaclas and described below in” —Additional Incentives to Mr. Chaclas”.

Maintaining Best Practices Regarding Executive Compensation

Our compensation committee intends to compensate our NEOs effectively and consistently with the objectives and design principles outlined above. We have adopted the following compensation practices, which are intended to promote strong governance and alignment with shareholder interests:

Compensation Committee Practices

Independent Compensation Consultant	The compensation committee retains and annually reviews the independence of its compensation consultant.
Risk Assessment

The compensation committee regularly assesses whether our incentive compensation arrangements encourage excessive risk-taking to ensure that our plans and awards are designed and working in a way to not encourage excessive risk taking.

Compensation at Risk	We grant a high percentage of at-risk compensation. We believe this is essential to creating a culture of pay-for-performance.
Mitigate Undue Risk

We mitigate undue risk in our compensation program by instituting governance policies such as capping potential payments, utilizing multiple performance metrics, striking a balance between short- and long-term incentives and adopting share ownership requirements.

Share Ownership Guidelines	The compensation committee has adopted share ownership guidelines (i) equal to six times base salary for the CEO, and (ii) equal to two times base salary for our other NEOs.
Clawback Requirements

We have the right to seek recoupment of all or part of any 2015 annual incentive compensation if there is a breach by the executive of his or her award agreement or any non-competition, non-solicitation, confidentiality or similar covenant or agreement with us or an overpayment of incentive compensation due to inaccurate financial data. Our compensation committee also may recover any award or payments under any award in accordance with any applicable company clawback or recoupment policy, or as otherwise required by applicable law or applicable stock exchange listing standards.

Anti-Hedging and Pledging Policy	We prohibit our executive officers from hedging or pledging the Company’s securities.

How We Make Compensation Decisions

Our compensation committee is responsible for, among other matters: (1) reviewing key executive compensation goals, policies, plans and programs; (2) reviewing the compensation of our executive officers; (3) reviewing and approving employment agreements and other similar arrangements between the Company and our executive officers; and (4) administering our equity-based plans and other incentive compensation plans.

Our Chief Executive Officer reviews annually with the compensation committee each NEO’s performance (other than his own) and recommends to the compensation committee appropriate base salary, annual cash incentive awards and long-term equity incentive awards (to the extent applicable with respect to a particular year) for these NEOs. Based upon the recommendations of our Chief Executive Officer and in consideration of certain objectives and philosophies described above, the compensation committee makes the final recommendation to the Board for annual compensation packages of our executive officers. With respect to our Chief Executive Officer, the compensation committee and/or the Board reviews annually his performance and the compensation committee recommends to the Board his base salary, annual cash incentive awards and grants of long-term equity incentive awards based on the compensation committee’s assessment of his performance, as approved by the Board.

In making decisions with respect to any element of an NEO’s compensation, the compensation committee considered the total compensation that may be awarded to the executive, including salary, annual cash incentive awards and long-term incentive compensation. In addition, in reviewing and approving employment agreements for our NEOs, the compensation committee considered the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the executive’s employment under a variety of circumstances. Our goal is to award compensation that is competitive to attract and retain highly qualified leaders and that motivates them to drive strong business performance. We believe that our compensation programs align executive and shareholder interests, while allowing compensation to vary based on each executive’s individual contributions to the Company and to the Company’s overall performance.

Use of Benchmarking Comparison Data

In 2014, the compensation committee selected a peer group of companies, with assistance from Willis Towers Watson, for use in making 2015 compensation decisions, with respect to the total mix and amount of compensation. This peer group consists of companies in the chemical and chemical-related industries, as well as companies in the construction, container and packaging and paper and forest product industries. The compensation committee reviewed various market-based metrics of the peer group that it deemed appropriate, which included enterprise value, revenue, market capitalization, and EBITA margins.

The compensation committee may annually review the companies included in our peer group and may add or eliminate companies as it determines to be appropriate. The peer group selected for making fiscal 2015 compensation decisions consisted of the following 24 companies:

A. Schulman, Inc.	Eastman Chemical Company	PolyOne Corporation
Axiall Corporation	Ferro Corporation	Resolute Forest Products Inc.
Berry Plastics Group, Inc.	Graphic Packaging Holding Company	Rockwood Holdings, Inc.(1)
Boise Cascade Company	Greif, Inc.	RPM International Inc.
Cabot Corporation	HB Fuller Company	Silgan Holdings Inc.
Celanese Corporation	Kraton Performance Polymers, Inc.	Stepan Company
Chemtura Corporation	Olin Corporation	Taminco Corporation(2)
Domtar Corporation	OMNOVA Solutions Inc.	Tronox Limited

(1)	Acquired by Albemarle Corporation in January 2015.
(2)	Acquired by Eastman Chemical Company in December 2014.

The compensation committee has retained Willis Towers Watson as its independent compensation consultant. Willis Towers Watson, a globally recognized as a leader in compensation and benefits advisory services, provides the compensation committee with advice on a broad range of executive compensation matters. The scope of their services includes, but is not limited to, the following:

•	Apprising the compensation committee of compensation-related trends and developments in the marketplace;

•	Informing the compensation committee of regulatory developments relating to executive compensation practices;

•	Providing the compensation committee with an assessment of the market competitiveness of the Company’s executive compensation;

•	Assessing the composition of the peer companies used for comparative purposes;

•	Assessing the executive compensation structure to confirm that no design elements encourage excessive risk taking;

•	Assessing the relationship between executive compensation and corporate performance; and

•	Identifying potential changes to the executive compensation program to maintain competitiveness and ensure consistency with business strategies, good governance practices and alignment with shareholder interests.

During fiscal 2015, Willis Towers Watson attended all regularly scheduled meetings of the compensation committee.

In addition to providing the compensation committee with these executive compensation consulting services in 2015, for which it received aggregate fees of $152,183, Willis Towers Watson also provided the Company with the following additional services for which it received fees totaling $328,471: international actuarial support for the Company’s pension and postretirement benefit plans; actuarial support for one of the Company’s domestic welfare benefit plans; and compensation support to management. Before Willis Towers Watson undertook any compensation support work for the Company’s management, the compensation committee was consulted and approved the scope of work.

The compensation committee actively considered the range of the additional services that Willis Towers Watson was already providing to the Company when it made the decision to retain Willis Towers Watson as its independent compensation consultant in 2015. The compensation committee assessed the independence of Willis Towers Watson pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Willis Towers Watson from independently representing the compensation committee.

2015 Compensation Structure & Performance

The principal components of our executive compensation program include both short-term and long-term compensation. Short-term compensation consists of an executive’s annual base salary and annual cash incentive award. Long-term compensation may include grants of share-based incentives as determined by the compensation committee and approved by the Board. Certain elements of compensation of our NEOs were determined through direct negotiation with the executives at the time of their hiring.

Base Salary

Setting appropriate levels of base pay allows us to attract and retain an executive leadership team that will continue to meet our commitments to customers, sustain profitable growth and create value for our shareholders. The base salaries for our NEOs were determined based on the scope of their responsibilities, competitive benchmarking, and our compensation committee members’ collective knowledge of competitive compensation levels. Base salaries are reviewed annually by the compensation committee and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels. In 2015, Mr. Pappas received an incremental increase of 5% effective January 1, 2015. In connection with his promotion to Senior Vice President, Chief Legal Officer, and Corporate Secretary, Mr. Chaclas’ base salary was raised to $365,000 effective January 1, 2015. In connection with his promotion to Executive Vice President and Chief Operating Officer, Mr. Pugh’s base salary was raised to 600,000 Swiss Francs (CHF) effective November 1, 2015.

Annual Cash Incentive Plan

We have an annual cash incentive plan that is designed to serve as an incentive to drive annual financial and non-financial performance. Annual cash incentive awards are based on a combination of the achievement of Company performance goals as well as individual performance. The performance goals and metrics are recommended by the compensation committee to the Board at the beginning of the year. At the end of the year, the amount paid to each NEO is based on the achievement of the Company performance goals and an assessment of the executive’s overall performance.

For 2015, the annual cash incentive plan was designed to align our executives’ compensation with the Company’s business plan and priorities for the year, and reward performance based on the following three components:

•                  Responsible Care® : Injuries, Spills and Process Safety Incidents (PSIs);

•                  EBITDA: Adjusted as described below; and

•                  Individual Goals: Performance against defined business/functional and individual goals.

We believe best-in-class environmental, health and safety metrics, as well as individual performance, are important measures for establishing performance objectives and measuring the performance of our NEOs. We are a Responsible Care® company and our environment, health and safety policy states that protecting people and the environment is part of everything we do and every decision we make. Each employee has a responsibility to ensure that our products and operations meet applicable government and Company standards.

The 2015 annual cash incentive plan includes three key environment, health and safety metrics that we track for our Company—Recordable Injuries as defined by OSHA, Process Safety Incidents as defined by the American Chemistry Council, and Loss of Primary Containment defined as any physical device used to contain a chemical or plastic resin as part of our manufacturing processes. Incentive payouts with respect to these metrics are determined based on our achievement rating for Responsible Care® performance and in accordance with the threshold, target and maximum levels set forth in the preceding table.

In 2015, Company financial performance metrics were based on an Adjusted EBITDA target of $283.0 million and threshold EBITDA of $253.0 million (in each case, excluding earnings from joint venture companies of $140.2 million and including an adjustment of $58.3 million to reflect current cost of raw materials). We believe that Adjusted EBITDA is a key measure of our financial performance, removing the impacts of our capital structure (such as interest expense), asset base (such as depreciation and amortization) and tax structure as well as other non-recurring items. Therefore, for purposes of the annual cash incentive plan, we define Adjusted EBITDA, which is considered a non-GAAP measure, as net income (loss) from continuing operations before interest expense, net; income tax provision; depreciation and amortization expense; asset impairment charges; loss on extinguishment of long-term debt, net gain (loss) on the disposition of businesses and assets, restructuring and other non-recurring items. Our Adjusted EBITDA performance target metric for the 2015 annual cash incentive awards is set consistent to our 2015 business plan that was approved by the Board, but is also adjusted to exclude earnings from joint venture companies and to exclude the effects of inventory revaluation.

We exclude inventory revaluation in order to facilitate the comparability of results from period to period, by adjusting cost of sales to reflect the cost of raw materials during the period, which is often referred to as the replacement cost method of inventory valuation.  We believe this measure minimizes the impact of raw material purchase price volatility in evaluating our performance.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Important Performance Measures” of our Annual Report on Form 10-K for more information on our approach to calculating inventory revaluation.

The table below shows the weight and targets of the component metrics, along with the payout opportunity for the annual cash incentive plan.

	Weight	Threshold	Level of Performance Target	Exceeds
Performance Goal
1. Responsible Care®
Recordable Injuries*	5%	8	6	4
Loss of Primary Containment*	5%	10	7	4
Process Safety Incidents*	5%	2	1	0
Sub-total	15%
2. Financial Performance
2015 EBITDA Target (Per 2015 Business Plan)	60%	$253M	$283M	$333 M
3. Individual Goals	25%
Total Opportunity at Target	100%
Maximum Opportunity	200%

*	Metrics represent incident count.

In 2015, our achievement rating for Responsible Care® performance qualified each NEO for a 15% annual cash incentive award payout. In addition, based on our 2015 audited financial results, our compensation committee determined that our financial performance resulted in 200% of the Adjusted EBITDA portion of the bonus becoming payable. Actual results for Responsible Care® and Adjusted EBITDA financial performance are set forth below:

			Level of Performance
	Actual Payout	Actual	Threshold	Target	Exceeds
Responsible Care®
Recordable Injuries*	0%	9	8	6	4
Loss of Primary Containment*	5%	7	10	7	4
Process Safety Incidents*	10%	0	2	1	0
Total	15.0%
Financial Performance (Adjusted EBITDA)	120.0%	$410 M	$253 M	$283 M	$333 M

*	Metrics represent incident count.

In addition, each NEO had personal performance goals that included, depending on the individual: corporate or business EBITDA; asset, product optimization and customer profitability; organizational effectiveness; talent management and cost management. The results achieved against each of these goals were assessed by the compensation committee and ratings assigned.

During 2015, the target bonus under this plan for each NEO was based on a percentage of base salary ranging from 150%, in the case of Mr. Pappas, to 75%, in the case of Messrs. Feenan and Pugh, 60% in the case of Ms. Horner and 55% in the case of Mr. Chaclas. The table below shows the 2015 target annual incentive award for each NEO and the actual award payable, based on our performance and the individual’s performance.

Name	Target Percentage	Target Amount	Actual Amount
Christopher D. Pappas	150%	$1,575,000	$2,693,250
John A. Feenan	75%	$450,000	$720,000
Martin Pugh(1)	65%-75%	$386,717	$662,249
Marilyn N. Horner	60%	$252,000	$431,550
Angelo N. Chaclas	55%	$200,750	$340,271

(1)

Mr. Pugh’s compensation is payable in CHF and was converted using the foreign exchange rate of US$1.037 to CHF1.00. This rate was determined by averaging the exchange rates in effect during 2015. In addition, his 2015 target annual cash incentive award takes in to consideration the salary increase he received effective as of November 1, 2015 and is a blend of the pro-rated amounts for the time period at each compensation level throughout the year, with a target of 65% utilized for the first ten months of 2015, and a target of 75% utilized for the remainder of 2015.

Based on our achievement rating for Responsible Care® performance, our financial results for 2015 with respect to Adjusted EBITDA, and the compensation committee’s determination of achievement of individual performance goals, each as described below, the table below show the 2015 target annual cash incentive award for each NEO and the actual award payable, based on our performance.

The following table shows the contribution of each performance metric under our annual cash incentive plan to the actual bonus award earned by our NEOs.

Name	Responsible Care® (15% of Target opportunity)	EBITDA (60% of Target Opportunity)	Individual Goals (25% of Target Opportunity)	Actual Award as % of Target (100%)
Christopher D. Pappas	100%	200%	144%	171.0%
John A. Feenan	100%	200%	100%	160.0%
Martin Pugh	100%	200%	145%	171.3%
Marilyn N. Horner	100%	200%	145%	171.3%
Angelo N. Chaclas	100%	200%	138%	169.5%

Long-Term Equity Incentive Compensation

Our Board adopted the 2014 Omnibus Incentive Plan and, following our initial public offering (IPO), all equity-based awards were granted under this plan. The 2014 Omnibus Plan provides for awards of stock options, SARs, restricted stock, unrestricted stock, stock units, performance awards, other awards convertible into or otherwise based on our ordinary shares and cash awards. Eligibility for stock options intended to be incentive stock options, or ISOs, is limited to our employees.

•

Stock options and stock appreciation rights (SARs). The exercise price of a stock option, and the base price against which a SAR is to be measured, may not be less than the fair market value (or, in the case of an ISO granted to a ten percent shareholder, 110% of the fair market value) of our ordinary shares on the date of grant.

•	Restricted and unrestricted stock. A restricted stock award is an award of our ordinary shares subject to forfeiture restrictions, while an unrestricted stock award is not subject to such restrictions.

•        Stock units. A stock unit award is an award denominated in our ordinary shares that entitles the participant to receive ordinary shares or cash measured by the value of our ordinary shares in the future. The delivery of our ordinary shares or cash under a stock unit may be subject to the satisfaction of performance conditions or other vesting conditions.

•        Performance awards. A performance award is an award the vesting, settlement or exercisability of which is subject to specified performance criteria.

•        Cash awards. A cash award is an award denominated in cash.

•        Other awards. Other awards are awards that are convertible into or otherwise based on our ordinary shares.

In February 2015, our Board approved equity award grants to certain key employees, including our NEOs. Each of our NEOs received a grant of restricted share units and options to purchase our ordinary shares based on a target percentage of their base salary and shown in the table below. These awards are subject to time-based vesting conditions, with restricted share unit awards vesting in full on the third anniversary of the date of grant and options vesting in three equal annual installments beginning on the first anniversary of the date of grant, in each case generally subject to an NEO’s continuous employment with us on the applicable vesting date.  Our Board approved grants of long-term incentives in the form of stock options and restricted stock units to align the interests of our executives with those of our shareholders and to provide a retention tool.

Name	Target Percentage	Target Amount
Christopher D. Pappas	400%	$4,200,000
John A. Feenan	125%	$750,000
Martin Pugh	150%	$935,120
Marilyn N. Horner	130%	$546,000
Angelo N. Chaclas	100%	$365,000

Additional Incentives to Mr. Chaclas

Mr. Chaclas became our Senior Vice President, Chief Legal Officer, and Corporate Secretary in January 2015. Therefore, prior to becoming part of our executive leadership team, he was eligible to participate in incentive programs not available to our other NEOs in 2015. Mr. Chaclas participated in the Company’s 2012 Long-Term Incentive Plan. The 2012 Long-Term Incentive Plan was designed to provide long-term incentives to our employees who did not receive long-term incentive compensation in the form of equity awards in our Parent.  See “Executive Compensation—— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for more information regarding our NEOs Executive Subscription Agreements with our Parent. The 2012 Long-Term Incentive Plan sets three-performance year EBITDA targets (excluding inventory revaluation) with each year having equal weighting.  The payout factor is determined by averaging the actual payout percentage approved by the compensation committee for each performance year. The cash incentive was paid out in March 2015 at the average payout factor of 69% and resulted in a cash award to Mr. Chaclas of $66,413.

				Level of Performance
	Actual Payout	Actual		Not Met	Target	Exceeds
Annual EBITDA Goal
2012	50%	$231M	*	$238M	$318M	$438M
2013	82%	$325M		$270M	$356M	$436M
2014	74%	$303M		$279M	$329M	$379M
Payout Range	69%			50%	100%	250%

*Because EBIDTDA was just under the threshold for 2012 the compensation committee approved a threshold payout level in recognition of the overall performance and contributions by all employees.

When appropriate, we offer cash retention awards for certain key employees. The purpose of these awards is to maintain the stability of our Company’s leadership and other staff by providing an additional incentive for these individuals to remain with the Company during the period over which the award vested. In July 2013, the Company agreed to pay Mr. Chaclas a special cash retention award payable in three installments. The right to receive any amount was contingent on strong sustained leadership, overall performance and continuous full-time employment with the Company through December 31, 2015. The final payment in the amount of $65,000 was made in December 2015.

Other Compensation and Tax Matters

Retirement Benefits

Our qualified U.S. savings plan (the “401(k) plan”) provides for (1) annual discretionary Company contributions and (2) employer matching contributions to be credited to participants’ accounts. The U.S.-based NEOs participate in this plan on the same basis as our other employees. We also maintain a non-qualified savings and deferral plan in which each of our NEOs (other than Mr. Pugh) participates. This plan allows participants to defer a portion of their compensation on a pre-tax basis, with matching contributions from the Company that are payable at a future date based on the terms of the plan. Additionally, the plan provides for discretionary Company contributions in connection with earnings that are in excess of the limitations set forth in the 401(k) Plan.

Our NEOs do not participate or have account balances in any qualified or nonqualified defined benefit pension plans sponsored by the Company, with the exception of Mr. Pugh, who participates in our Switzerland-based defined contribution retirement plan. Mr. Pugh is also entitled to a retirement benefit payable at age 65 in the amount of CHF 250,000, which will be prorated if his retirement from the Company occurs prior to age 65.

Pursuant to the terms of Mr. Pappas’s employment agreement, he is entitled to a retirement benefit payable in the form of a cash lump sum upon his retirement or other termination of employment in an amount determined in accordance with a formula contained in his employment agreement as described in more detail under “Executive Compensation—Pension and Other Postretirement Benefits—Supplemental Employee Retirement Benefit” below.

Severance Benefits

Our NEOs are eligible for severance benefits under their employment agreements upon certain terminations of employment. The agreements provide the NEOs, except Mr. Pappas, with severance benefits in an amount equal to 1.5 times the sum of the executive’s annual base salary and target bonus. Mr. Pappas is eligible for severance benefits in an amount equal to 2.0 times the sum of his annual base salary and target bonus.

Change-in-Control Severance Benefits

We provide change-in-control severance benefits to certain executives, including our current NEOs. These change-in-control severance benefits are intended to minimize the distraction and uncertainty that could affect key management in the event we become involved in a transaction that could result in a change in control of the Company and to enable the executives to impartially evaluate such a transaction. Under the terms of these agreements, each NEO is entitled to a lump sum payment equal to the severance benefits set forth above (rather than payment of severance benefits in installments) if the NEO experiences a termination of employment other than for cause or in the event the NEO resigns for good reason, as defined in the agreements, within two years following a change-in-control of the Company. Mr. Pappas is also entitled to a so-called 280G gross-up with respect to certain payments that may be made to him in connection with a change in control, a benefit that was negotiated at the time Mr. Pappas was hired by us.

Other Compensation

Each NEO is eligible to participate in our generally-applicable benefit plans, such as savings, medical, dental, group life, disability and accidental death and dismemberment insurance, in accordance with country practices.

Tax and Accounting Considerations

Section 162(m) of the Code imposes a limit of $1,000,000 on the amount that a publicly-traded company may deduct for federal income tax purposes in any taxable year for compensation paid to our CEO and the three other highest-paid NEOs, other than our CFO, who are employed as of the end of the year. To the extent that compensation is “performance-based” within the meaning of Section 162(m) or to the extent that compensation meeting certain requirements is paid during a limited period of time following our IPO, the Section’s limitations will not apply. To qualify as performance based, compensation must, among other things, be paid pursuant to a shareholder approved plan upon the attainment of objective performance criteria.

Our compensation committee believes that the tax deductibility of compensation is an important factor, but not the sole factor, in setting executive compensation policies and in rewarding superior executive performance. However, the compensation committee reserves the right to approve the payment of compensation to our executive officers that does not qualify as “performance-based”

within the meaning of Section 162(m) and therefore, may not be deductible for federal income tax purposes.

In determining variable compensation program designs, our compensation committee also considers other tax and accounting implications of particular forms of compensation, such as the implications of Section 409A of the Code governing deferred compensation arrangements and favorable accounting treatment afforded certain equity based plans that are settled in shares.

Timing of Awards

We intend to regularly award annual equity grants in February and June of each year. The equity grant date is not selected or changed to increase the value of equity awards for executives, but is the date when the Board’s resolution is effective.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis section (the “CD&A”) required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee recommended to the Board that the CD&A be included in this amended Annual Report on Form 10-K for the year ended December 31, 2015.

THE COMPENSATION COMMITTEE

Michel G. Plantevin

Stephen M. Zide

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation paid to or earned by our NEOs for the years ended December 31, 2015, 2014, and 2013. For additional information, please read the footnotes and narrative disclosures that follow the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Changes in Pension and Other Postretirement Benefits Value and Non- qualified Deferred Compensation Earnings ($)(6)(7)	All Other Compensation ($)(8)	Total ($)
Christopher D. Pappas	2015	$1,050,000	$—	$2,100,000	$2,100,000	$2,693,250	$2,048,653	$164,000	$10,155,903
President and Chief	2014	$1,000,001	$500,000	$—	$—	$1,218,725	$2,865,711	$165,104	$5,749,541
Executive Officer	2013	$1,000,000	$—	$11,284,837	$—	$1,600,000	$2,007,918	$165,302	$16,058,057

John A. Feenan(9)	2015	$600,000	$—	$375,000	$375,000	$720,000	$—	$62,502	$2,132,502
EVP & Chief	2014	$600,000	$1,000,000	$—	$—	$375,180	$—	$61,948	$2,037,128
Financial Officer	2013	$600,000	$—	$—	$—	$465,000	$—	$176,493	$1,241,493

Martin Pugh(10)	2015	$622,200	$—	$467,560	$467,560	$662,249	$184,440	$—	$2,404,009
EVP & Chief	2014	$603,900	$549,000	$—	$—	$271,030	$424,591	$—	$1,848,521
Operating Officer	2013	$495,017	$918,026	$2,090,261	$—	$283,510	$1,311,635	$2,569	$5,101,018

Marilyn N. Horner	2015	$420,000	$—	$273,000	$273,000	$431,550	$—	$49,879	$1,447,429
SVP, Human Resources	2014	$420,000	$210,000	$—	$—	$198,367	$—	$49,591	$877,958

Angelo N. Chaclas	2015	$365,000	$65,000	$182,500	$182,500	$406,684	$—	$40,189	$1,241,873
SVP, Chief Legal Officer, & Corporate Secretary

(1)   Amounts in this column for 2014 for Mr. Pappas and Ms. Horner reflect their special retention awards paid in 2014.  Amounts in this column for Mr. Chaclas reflect a special retention award paid in 2015, which is described above under “Compensation Discussion and Analysis—Compensation Elements—Additional Incentives to Mr. Chaclas”.

(2)   Mr. Feenan was entitled to a $5.0 million retention award pursuant to his employment agreement dated December 22, 2011. These amounts vested and were paid over a four-year period. Mr. Feenan received $1.0 million in 2014 pursuant to his employment agreement.  In 2013 no retention awards were paid to Mr. Feenan and pursuant to his November 16, 2015 separation letter agreement remaining retention award amounts were forfeited.  Mr. Pugh received a retention bonus of CHF 750,000 as part of his employment agreement, which was paid in two installments of CHF 250,000 and CHF 500,000 in 2013 and 2014, respectively. In addition, Mr. Pugh received a signing bonus of CHF 600,000 in connection with his employment in March 2013.

(3)   The amount in this column reflects the fair value of restricted share and restricted stock units awards granted in the periods presented (there were no share awards granted in 2014), calculated in accordance with ASC 718, excluding the effects of estimated forfeitures. The assumptions used for determining fair value are described in Note 17 to our consolidated financial statements filed with our Annual Report on Form 10-K. In 2013, the amount attributable to the performance-based portion of the awards assumes that all performance-based vesting criteria were satisfied in full. The performance-based awards were modified in connection with our IPO as described below in “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”

(4)   The amount in this column reflects the fair value of option awards granted in 2015, computed using the Black-Scholes pricing model, whose inputs and assumptions are as of the grant date and described in Note 17 to our consolidated financial statements filed with our Annual Report on Form 10-K. There were no grants of option awards under the 2014 Omnibus Incentive Plan prior to 2015.

(5)   This amount includes each NEO’s earned cash incentive payout as discussed in “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Plan” above.  Additionally, for Mr. Chaclas in 2015 this amount includes incentive payouts under the Company’s 2012 Long-Term Incentive Plan described under “Compensation Discussion and Analysis—Compensation Elements—Additional Incentives to Mr. Chaclas”.

(6)   Changes in Pension and Other Postretirement Benefits for Messrs. Pappas and Pugh for the year December 31, 2015 amounted to $2,048,653 and $184,440, respectively. Changes in Pension and Other Postretirement Benefits for Messrs. Pappas and Pugh for the year ended December 31, 2014 amounted to $2,865,711 and $424,591, respectively. Changes in Pension and Other Postretirement Benefits for Messrs. Pappas and Pugh for the year ended December 31, 2013 amounted to $2,007,918 and $1,311,635, respectively. Mr. Chaclas and Ms. Horner do not participate in pension and other postretirement benefit arrangements and Mr. Feenan did not participate in pension and other postretirement benefit arrangements prior to his termination from the Company. Please see “—Pension and Other Postretirement Benefits” for a description of these arrangements.

(7)   No amount is reported with respect to earnings on non-qualified deferred compensation plans because above market rates are not provided under such plans. See “—U.S. Non-Qualified Deferred Compensation Table” below for information with respect to the NEOs’ deferred compensation amounts for 2015.

(8)   Included in “All Other Compensation” for fiscal year 2015 were the following items:

Name	401(k) plan(i)	Non-qualified deferred compensation plan(ii)	Other(iii)	Total
Christopher D. Pappas	$21,266	$141,150	$1,584	$164,000
John A. Feenan	$22,700	$39,250	$552	$62,502
Marilyn N. Horner	$22,297	$26,550	$1,032	$49,879
Angelo N. Chaclas	$24,599	$15,038	$552	$40,189

(i)             Represents Company matching and discretionary contributions to the 401(k) Plan for all NEOs except Mr. Pugh.

(ii)          Represents Company matching and discretionary contributions to our non-qualified deferred compensation plan (such amounts are also included in the “—U.S. Non-Qualified Deferred Compensation Table” below) for all NEOs except Mr. Pugh.

(iii)       Represents the amount of group term life insurance premiums paid for all NEOs except Mr. Pugh.

(9)   Mr. Feenan resigned from his officer position on November 18, 2015 and was employed in an advisory capacity with the Company through the end of 2015.  Amounts in the table include amounts paid to him in respect of his employment as Executive Vice President and Chief Financial Officer, as well as in respect to his other service to the Company.

(10) Mr. Pugh’s compensation was paid or payable in CHF. The amount of compensation earned or received during 2015. 2014, and 2013 was converted using the foreign exchange rate of US$1.037 to CHF1.00, US$1.098 to CHF1.00, and US$1.08 to CHF1.00, respectively. These rates have been determined by averaging the exchange rates in effect for each calendar year. The amounts included in the 2013 “Salary” and “Non-Equity Incentive Plan” columns for Mr. Pugh represent amounts received for the period between March 1 and December 31, 2013.

Grant of Plan-Based Awards Table

The following table shows all plan-based awards granted to the NEOs during 2015. All equity awards were granted under our 2014 Omnibus Incentive Plan (OIP). All NEOs earned cash incentive awards for 2015 performance under the Company’s annual cash incentive plan (ACIP).

		Estimated Future Payouts Under Non- Equity Plan Awards(1)			All other stock awards: Number of shares of stock	All other option awards: Number of securities	Exercise or Base Price of Option	Closing Stock Price on Grant	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or units(#)	underlying options(#)	Awards ($/Sh)	Date ($/Sh)	Awards ($)(2)
Christopher D. Pappas
OIP — Options	2/27/2015	—	—	—	—	272,391	18.14	—	$2,100,000
OIP — RSUs	2/27/2015	—	—	—	115,776	—	—	18.14	$2,100,000
ACIP	2/19/2015	—	1,575,000	3,150,000	—	—	—	—	—
John A. Feenan
OIP — Options	2/27/2015	—	—	—	—	48,641	18.14	—	$375,000
OIP — RSUs	2/27/2015	—	—	—	20,673	—	—	18.14	$375,000
ACIP	2/19/2015	—	450,000	900,000	—	—	—	—	—
Martin Pugh
OIP — Options	2/27/2015	—	—	—	—	57,944	18.14	—	$467,560
OIP — RSUs	2/27/2015	—	—	—	24,626	—	—	18.14	$467,560
ACIP	2/19/2015	—	386,717	773,434	—	—	—	—	—
Marilyn N. Horner
OIP — Options	2/27/2015	—	—	—	—	35,411	18.14	—	$273,000
OIP — RSUs	2/27/2015	—	—	—	15,050	—	—	18.14	$273,000
ACIP	2/19/2015	—	252,000	504,000	—	—	—	—	—
Angelo N. Chaclas
OIP — Options	2/27/2015	—	—	—	—	23,672	18.14	—	$182,500
OIP — RSUs	2/27/2015	—	—	—	10,061	—	—	18.14	$182,500
ACIP	2/19/2015	—	200,750	401,500	—	—	—	—	—

(1)   Represents awards provided under our annual cash incentive plan discussed above under “See “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Plan”. The maximum amount represents two times the target amount. The actual amounts earned by the NEOs with respect to 2015 are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)   Equity awards under the 2014 Omnibus Incentive Plan were paid as a target percentage of each NEOs base salary with the target value of the equity award being split evenly between option awards and RSUs.  See “Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Incentive Compensation” for more information regarding the 2015 equity awards.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table; Other Narrative Disclosure

We have entered into executive employment agreements with each of Messrs. Pappas, Feenan, and Chaclas and Ms. Horner, with employment dates commencing on June 17, 2010, January 16, 2012, November 17, 2014, and January 5, 2011, respectively. The agreements provide for an initial term of three years and are subject to automatic one-year extensions beginning on the expiration of the initial term. The automatic extension of the agreements may be terminated with at least 90 days’ prior written notice from the executive or the Company stating the intent not to extend the employment term. On April 11, 2013, the agreement with Mr. Pappas was amended and restated with retroactive effect as of January 2, 2013, and was extended until June 30, 2017. Mr. Pugh also entered into an employment agreement with us on March 1, 2013.  In October 2014, the term of Mr. Pugh’s employment agreement was amended to extend its term to March 1, 2017. The term does not automatically extend, although it may be extended by mutual agreement between the Company and Mr. Pugh.

Under these agreements, Messrs. Pappas, Feenan and Chaclas and Ms. Horner are (or were) entitled to receive annual base salaries in 2015 of $1,050,000, $600,000, $365,000 and $420,000, respectively.  These salaries are subject to annual review and increase by the compensation committee and/or Board in its sole discretion. Mr. Pugh’s agreement was amended effective November 1, 2015 in connection with his appointment to Chief Operating Officer of the Company. His annual base salary of CHF 550,000 was increased to CHF 600,000.  His salary is subject to annual review by the Board (or a committee thereof) during the first 90 days of each calendar year, and the base salary in respect of such calendar year may be increased above, but not decreased below, its level for the preceding calendar year.

Under these agreements, Messrs. Pappas, Feenan, Pugh, and Chaclas, and Ms. Horner had target bonus opportunities under our annual cash incentive plan equal to 150%, 75%, 75%, 55% and 60%, respectively, of their base salaries. For 2015, these payouts were paid above target but below the plan maximum of 200%. See “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Plan” for additional details on how the cash incentive awards were determined.

Each of our NEOs participated in our 2014 Omnibus Incentive Plan. For 2015, Messrs. Pappas, Feenan, Pugh, and Chaclas, and Ms. Horner received an annual target equity incentive award under the plan of 400%, 125%, 150%, 100%, and 130% of their base salaries.  The value of the equity award was split evenly between RSUs and options. Mr. Feenan’s 2015 awards under the 2014 Omnibus Incentive Plan were forfeited in connection with his termination.  See “—Payments upon Termination or Change in Control” below.

The option awards issued under the 2014 Omnibus Incentive Plan, which contain an exercise term of nine years from the grant date, vest in three equal annual installments beginning on the first anniversary the grant date, generally subject to the employee remaining continuously employed on the applicable vesting date. Upon a termination of employment due to the employee’s death or retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy or due to the employee’s disability prior to a vesting date, the options will vest in full or will continue to vest on the original vesting schedule, depending on the type of termination. In the event employment is terminated for cause, all vested and unvested options will be forfeited.

RSUs granted under the 2014 Omnibus Incentive Plan vest in full on third anniversary of the grant date, generally subject to the employee remaining continuously employed by the Company on the vesting date.  Upon a termination of employment due to the employee’s death or retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy or due to the employee’s disability prior to the vesting date, the RSUs will vest in full or in part, depending on the type of termination. In the event employment is terminated for cause, all unvested RSUs will be forfeited. Dividends and dividend equivalents will not accumulate on unvested RSUs.

Certain members of our management team, including some of our NEOs, continue to maintain an equity interest in our Parent as a result of previously entering into separate Executive Subscription Agreements in accordance with the terms of their employment agreements. The Executive Subscription Agreements provide for sales of Classes A through F of the ordinary shares of our Parent (the “co-invest shares”) and Classes G through L of ordinary shares of our Parent (the “incentive shares”), subject to certain conditions. Under the Executive Subscription Agreements, Messrs. Pappas, Feenan and Pugh, and Ms. Horner were granted incentive shares generally representing the right to participate in 4.5%, 0.9%, 0.4% and 0.5%, respectively, of our Parent’s equity capital appreciation. Mr. Feenan’s unvested awards from our Parent’s equity capital appreciation program were forfeited in connection with his termination.  See “—Payments upon Termination or Change in Control” below.

Under the Executive Subscription Agreements, in the case of our NEOs other than Mr. Pappas, 50% of incentive shares issued are subject to time vesting as follows: Messrs. Feenan and Pugh (prior to the amendments of his arrangements as described below), 20% vesting on the first anniversary of the date of grant and the remaining portion vesting ratably on an annual basis over the following four years; Ms. Horner, (i) an initial grant of incentive shares made in 2011 with 40% vesting on the second anniversary of the date of grant and the remaining portion vesting ratably on an annual basis over the following three years and (ii) a subsequent grant of incentive shares made in 2013 with 33.33% vesting on each of the first three anniversaries of the date of grant. For

Mr. Pappas, 75% of his incentive shares were subject to time vesting with 25% vesting on June 17, 2011 and the balance vesting ratably on a quarterly basis over the following three years. The remaining 50% of the incentive shares (25% for Mr. Pappas) were originally subject to both time vesting, in the same manner as previously described, and performance vesting subject to achieving certain targets based on various returns realized by our shareholders upon a change in control or the completion of an IPO. In 2013, Mr. Pappas entered into an amended and restated Executive Subscription Agreement in accordance with the terms of his amended employment agreement. Under the agreement Mr. Pappas was awarded additional incentive shares that are subject solely to a time-based vesting condition with 40% vesting on June 30, 2014 and the remaining portion vesting on an annual basis over the subsequent three years.

Prior to the completion of our IPO, we entered into agreements (the “letter agreements”) to modify the outstanding performance-based incentive shares held by our employees, including our NEOs. The letter agreements, which were approved by our Board, removed the performance-based vesting condition associated with such shares related to the achievement of certain investment returns and modified the time-based vesting schedule associated with such shares to provide that any such shares that would have satisfied the time-based vesting condition previously applicable to such shares on or prior to June 30, 2017 will instead vest on June 30, 2017, subject to the holder remaining continuously employed by us through such date. Any such shares that are subject to a time-based vesting condition beyond June 30, 2017 will remain subject to the time-based vesting condition previously applicable to such award. Upon completion of our IPO, these shares became time-based restricted share awards, and we refer to them as modified time-based restricted share awards. The remaining incentive shares are referred to as historical time-based restricted share awards.

In October 2014, Mr. Pugh entered into a second amendment to his Executive Subscription Agreement whereby his historical time-based restricted share awards will vest with respect to 20% of each class on each of the first and second anniversaries of March 1, 2013 and with respect to 30% of each class on the third and fourth anniversaries of such date such that all historical time-based restricted share awards would become 100% vested on March 1, 2017. The vesting schedule with respect to Mr. Pugh’s modified time-based restricted share awards was further amended to provide that each class of shares shall satisfy the time-based vesting condition on the earlier of March 1, 2017 or a sale of the Company, in each case, if Mr. Pugh is then employed by us or our subsidiaries.

All of the incentive shares are subject to the applicable executives remaining employed by us between the date of the applicable Executive Subscription Agreement and the applicable vesting date; provided that, if any of our NEOs (other than Mr. Pappas) dies, is terminated without cause or due to his or her disability, or resigns for good reason after the second anniversary of the date of grant, the portion of the historical time-based restricted share awards that would have vested on the next regular vesting date will accelerate and vest on a pro rata basis based on the number of full months between the last regular vesting date and the termination date. If Mr. Pappas dies, is terminated without cause or due to his disability, or resigns for good reason, the portion of his historical time-based restricted share awards that would have vested during the 12 months following the termination date will accelerate and vest. All incentive shares will vest automatically upon a change in control of the Company.

In February 2011, in connection with the refinancing of our previous $800 million term loan under the Senior Secured Credit Facility, our Board declared a one-time cash distribution. The distribution was made by way of redemption and cancellation of the class A and class G shares. The NEOs, to the extent they held co-invest shares and incentive shares, received an equivalent payment in 2011. For those hired after June 17, 2010, a portion of the distribution attributable to unvested time-based incentive shares was withheld and put in escrow, to be paid out in connection with the anniversary of their date of hire, subject to the NEO’s continued employment with the Company. For those hired after June 17, 2010 but during 2010, 50% of the time-based incentive share distribution was paid in February 2011 and 50% was paid on their next anniversary date in 2012. For executives hired in 2011, 100% of the distribution was payable on their second anniversary date. For all holders of performance-based incentive shares redeemed and cancelled, a portion of the distribution was withheld and put in escrow. These will be paid out on June 30, 2017 subject to employment conditions as set out in the letter agreements. There were no distributions for the years ended December 31, 2014 and 2015.

Each NEO is (or was) entitled to participate in our employee and fringe benefit plans as may be in effect from time to time on the same general basis as our other employees.

Outstanding Equity Awards at Fiscal Year-End Table

The table below sets forth certain information regarding outstanding and unvested equity awards held by the NEOs as of December 31, 2015. The stock awards include both shares with respect our Parent and our publicly traded equity for all NEOs, except Messrs. Feenan and Chaclas. As of December 31, 2015, Mr. Feenan had forfeited his unvested equity awards under our 2014 Omnibus Incentive Plan.  Mr. Chaclas has not received an equity awards with respect to our Parent.

Unless otherwise footnoted below, the awards below in our publicly traded equity are RSUs and options, issued under our 2014 Omnibus Incentive Plan.

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#) (4)	Market Value of Shares or Units of Stock that have Not Vested ($) (5)
Christopher D. Pappas	2/27/2015		—	272,391	18.14	2/27/2024	—	—
	2/27/2015		—	—	—	—	115,776	$3,264,883
	6/10/2014	(2)	—	—	—	—	24,206	$2,822,372
	4/18/2013	(2)	—	—	—	—	29,048	$3,387,020
Martin Pugh	2/27/2015		—	57,944	18.14	2/27/2024	—	—
	2/27/2015		—	—	—	—	24,626	$694,453
	6/10/2014	(2)	—	—	—	—	7,745	$903,009
	3/1/2013	(2)	—	—	—	—	4,647	$541,840
Marilyn N. Horner	2/27/2015		—	35,411	18.14	2/27/2024	—	—
	2/27/2015		—	—	—	—	15,050	$424,410
	6/10/2014	(2)	—	—	—	—	9,682	$1,128,921
	1/1/2013	(2)	—	—	—	—	969	$112,985
	1/14/2011	(2)	—	—	—	—	1,355	$157,993
Angelo N. Chaclas	2/27/2015		—	23,672	18.14	2/27/2024	—	—
	2/27/2015		—	—	—	—	10,061	$283,720

(1)               Option awards under the 2014 Omnibus Incentive Plan vest in three equal installments beginning on the first anniversary of the grant date.

(2)               Footnoted awards reflect both historical and modified time-based restricted share awards with respect to Parent stock granted to certain NEOs pursuant to the Executive Subscription Agreements and employment agreements, and amendments thereto. The vesting provisions applicable to the historical and modified-time based restricted share awards for each of the NEOs are as follows.

Historical time-based restricted share awards. The historical time-based restricted share awards are subject to time vesting as follows: Mr. Pappas, 40% of his award vested on June 30, 2014 with the remaining portion vesting ratably on an annual basis over the subsequent three years; Mr. Pugh, 20% vesting on the first and second anniversaries of the date of grant, and 30% vesting on the third and fourth anniversaries of the date of grant; and Ms. Horner, (i) an initial grant of incentive shares made in 2011 with 40% vesting on the second anniversary of the date of grant and the remaining portion vesting ratably on an annual basis over the following three years, and (ii) a subsequent grant of incentive shares made in 2013 with 33.33% vesting on each of the first three anniversaries of the date of grant.

Modified time-based restricted share awards. Prior to the completion of our IPO, in June 2014 the performance-based restricted share awards (as described above) were modified, and upon completion of the IPO, these shares became time-based restricted share awards, which we now refer to as modified time-based restricted share awards. Additionally, in October 2014, Mr. Pugh entered into a second amendment to his Executive Subscription Agreement, which resulted in modification to the vesting schedule of his modified time-based restricted share awards. In the case of Messrs. Pappas and Ms. Horner, 100% of the modified time-based restricted share awards vest on June 30, 2017. In the case of Mr. Pugh, 100% of the modified time-based restricted share awards vest on March 1, 2017. In accordance with the terms of his Separation Letter Agreement, Mr. Feenan’s modified time-based restricted share awards were forfeited on December 31, 2015, coinciding with the termination of his employment.

Vesting of both the historical and modified time-based restricted share awards for each of the participating NEOs is generally subject to the executive’s continued employment with the Company. For the historical time-based restricted share awards, if any of our NEOs (other than Mr. Pappas) dies, is terminated without cause or due to his or her disability, or resigns for good reason after the second anniversary of the date of grant, the portion of the historical time-based restricted share awards that would have vested on the next regular vesting date will accelerate and vest on a pro rata basis based on the number of full months between the last regular vesting date and the termination date. If Mr. Pappas dies, is terminated without cause or due to his disability, or resigns for good reason, the portion of his historical time-based restricted share awards that would have vested during the 12 months following the termination date will accelerate and vest. Outstanding and unvested historical and modified time-based restricted share awards will vest automatically upon a change in control of the Company.

The remaining outstanding historical and modified time-based restricted share awards for each of the NEOs will vest as set forth below:

	Number of Shares	Vesting Date
Christopher D. Pappas	14,524	6/30/2016
	14,524	6/30/2017
	24,206	6/30/2017	(3)

Martin Pugh	2,324	3/1/2016
	2,323	3/1/2017
	7,745	3/1/2017	(3)

Marilyn N. Horner	2,324	1/5/2016
	9,682	6/30/2017	(3)

(3)     Represents vesting of the modified time-based restricted share awards for the respective NEO, as described above.

(4)     All RSU awards vest in full on the third anniversary of the grant date.

(5)               The market value of grants in our Parent shares were determined based on the fair value of our Parent shares as of December 31, 2015 of $116.60 per share, as calculated by an independent valuation expert. The market value of the RSU awards made under the 2014 Omnibus Incentive Plan was calculated using the Company’s closing stock price on December 31, 2015 of $28.20.

 Options Exercised and Shares Vested Table

During 2015, no options were exercised by our NEOs and no awards held by our NEOs in shares of our Company’s publicly traded equity vested.  The following table shows the number of ordinary shares acquired by the NEOs upon the vesting of restricted shares of our Parent during fiscal year 2015:

	Share Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Christopher D. Pappas	14,524	$811,892
John A. Feenan(3)	6,969	$600,985
Martin Pugh	1,549	$86,589
Marilyn N. Horner	2,324	$129,912
Angel N. Chaclas	N/A	$—

(1)                 All restricted share awards with respect to our Parent’s ordinary shares acquired on vesting during fiscal year 2015 were historical time-based restricted share awards.

(2)                 The value realized on vesting is based on the fair value per share of our Parent’s ordinary shares on the date of vesting.

(3)                 In accordance with his Separation Letter Agreement, Mr. Feenan vested in certain additional restricted share awards with respect to our Parent’s ordinary shares.

U.S. Non-Qualified Deferred Compensation Table

The following table summarizes the activity during 2015, as well as the year-end account balances, in our non-qualified savings and deferred compensation plan for our NEOs. The plan allows eligible employees, including the NEOs, to defer a portion of their compensation (up to 75% of base salary and up to 100% of annual cash incentive awards) on a pre-tax basis with a matching contribution from the Company, payable at a future date based on specific plan parameters. Additionally, the plan provides for discretionary company contributions in connection with earnings in excess of the limits under the Company’s 401(k) Plan. While the plan is unfunded, amounts deferred under the plan are credited with earnings based on the performance of selected investment vehicles that are available in the open market. The plan is available to all U.S. employees who satisfy certain eligibility requirements, including the NEOs. An eligible participant can elect to receive a distribution under the plan in the form of a lump sum payment upon separation from service with the Company. Additionally, a participant may elect to receive a distribution at a specified future date in either a single lump sum or a series of annual installments over a period of 5 to 10 years. However, this latter distribution option is only available for the elective deferral of a participant’s base salary and annual cash incentive award. Company matching and discretionary contributions must be paid as a lump sum at separation from employment.

Name	Executive Contributions in 2015 ($)(1)	Company Contributions in 2015 ($)(2)	Aggregate Earnings in 2015 ($)(3)	Aggregate Withdrawals/ Distributions in 2015($)	Aggregate Balance as of December 31, 2015 ($)(4)
Christopher D. Pappas	$184,411	$141,150	$12,941	$—	$1,225,036
John A. Feenan	$—	$39,250	$—	$—	$91,795
Martin Pugh(5)	$—	$—	$—	$—	$—
Marilyn N. Horner	$25,200	$26,550	$296	$—	$242,833
Angelo N. Chaclas	$—	$15,038	$3	$—	$28,040

(1)                Represents amounts contributed by the NEOs under the non-qualified savings and deferred compensation plan. These amounts are included in the Summary Compensation Table as part of “Salary.”

(2)                Includes matching and discretionary amounts that were contributed by the Company under the non-qualified savings and deferred compensation plan. These amounts are also included in the Summary Compensation Table in the “All Other Compensation” column.

(3)                Represents earnings on the Company’s non-qualified savings and deferred compensation plan. Amounts are not reported as compensation in the Summary Compensation Table.

(4)                Includes amounts that were reported as compensation in the Summary Compensation Table in 2015 and prior years to the extent such amounts were contributed by the executive and the Company, but not to the extent that such amounts represent earnings.

(5)     Mr. Pugh is based in Switzerland and does not participate in this plan.

Pension and Other Postretirement Benefits

Switzerland Retirement Plan

The Switzerland retirement plan is a fully insured pension plan. Future retirement benefits are calculated based on accumulated savings at retirement, which consists of savings contributions made by the employee and the Company, and an annually credited interest rate that is contingent upon investment results. Actual retirement benefits will be dependent on investment results, actual rate of interest applied on the savings capital, potential future changes in plan regulation and/or legal changes and future salary changes. The amount of pensionable salary is calculated using base pay plus the annual target bonus amount minus a coordination amount that reflects the maximum social security pension in place at the time, and is subject to a statutory maximum. Employee and Company contributions are based on the employee’s age and determined in accordance with the percentage of pensionable salary as follows:

Name	Employee saving contributions in % of pensionable salary	Employer saving contributions in % of pensionable salary
Martin Pugh	10.00%	10.00%

In addition, the employer pays the total premiums for risk benefits and other costs. It is assumed that these additional contributions equal 4.0% of insured salary. Benefits are paid as a monthly annuity, lump sum or a combination of the two payment forms.

Supplemental Employee Retirement Benefit

In 2010, we entered into an employment contract with Mr. Pappas which included a provision for non-qualified supplemental employee retirement benefits. Mr. Pappas is 100% vested in these benefits and the accrued benefits will be paid to Mr. Pappas in a lump sum within 30 days after his termination of employment. The amount payable to Mr. Pappas with respect to his supplemental employee retirement benefits is determined based on his years of Service Credit and his average base salary and target bonus for the three full calendar years prior to his termination.  The accrued benefits are equal to the Basic Percentage times the average of his base salary plus target bonus for the three full calendar years prior to his termination (the “Final Average Pay”) plus the Supplemental Percentage times the Final Average Pay reduced by the 36-month rolling average Social Security Taxable Wage Base as of the date of termination. As of December 31, 2015, Mr. Pappas had thirty (30) years of Service Credit with the Company. The Basic Percentage and Supplemental Percentage are determined based on Mr. Pappas’ years of Service Credit, which are 425% and 120%, respectively.

The following table shows the actuarial present value of accumulated pension and other post-retirement benefits as of December 31, 2015:

Name	Plan Name	Number of Years of Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During 2015 ($)
Christopher D. Pappas	Supplemental Employee Retirement Plan	30.0	$13,469,231	$—
John A. Feenan	N/A	—	$—	$—
Martin Pugh	Switzerland Retirement Plan	9.5	$1,811,383	$—
Marilyn N. Horner	N/A	—	$—	$—
Angelo N. Chaclas	N/A	—	$—	$—

(1)                     The years of credited service for Mr. Pappas are determined pursuant to his employment agreement, under which he was granted 6 years of Service Credit at the start of his employment and on each anniversary date, until he reached a maximum of 30 years. Mr. Pugh’s years of credited service include years that he was employed by a prior company, as required by Swiss law.

(2)                     The assumptions used to determine the present value of accumulated benefits are provided in the table below. These assumptions are consistent with the assumptions set forth in Note 16 to the 2015 consolidated financial statements filed with our Annual Report on Form 10-K.

	Discount rate	Salary increase
Supplemental Employee Retirement Plan	1.20%	4.00%
Switzerland Retirement Plan	1.00%	2.25%

Payments upon Termination or Change in Control

Messrs. Pappas, Chaclas and Ms. Horner

In the event of an executive’s termination of employment for any reason, Messrs. Pappas and Chaclas and Ms. Horner will each be entitled to receive any unpaid base salary through the date of termination and all accrued and vested benefits under our vacation and other benefit plans and, except in the case of a termination by us for “cause” or by the executive without “good reason” (each, as defined in the executive’s employment agreement), (i) any annual bonus earned but unpaid with respect to the calendar year ending on or preceding the date of termination and (ii) a pro rata target bonus for the calendar year of termination.

Under Mr. Pappas’ agreement, in the event of his voluntary termination of employment without “good reason,” he shall provide the Company with one year’s written notice. In the event his termination date is less than one year following his written notice of termination, Mr. Pappas would not receive the pro rata target bonus for the calendar year of termination. In addition, the Company may purchase all or a portion of his incentive shares granted to him in 2013 at the lower of their fair market value or the original cost.

In addition to the severance benefits described above, upon termination of an executive without “cause” or by the executive for “good reason,” the executive will be (or was) entitled to receive the following severance benefits, subject to the executive’s timely execution of a general release of claims.

In the case of Mr. Pappas, he will be entitled to receive 2.0 times the sum of his annual base salary and target bonus, payable in equal monthly installments over the 24 month period following such termination, and, if Mr. Pappas is participating in the Company’s health plans at the time of his termination, continued health benefits for a period of 24 months following such termination, provided, however, that if he obtains other employment that offers group health benefits, such continued insurance coverage will terminate.

In the case of Mr. Chaclas and Ms. Horner, each will be entitled to receive (i) an amount equal to 1.5 times the sum of their respective base salaries and target bonuses, payable in equal monthly installments over the 18 month period following such termination, and (ii) 18 months of health benefits continuation, provided, however, that if the executive obtains other employment that offers group health benefits, such continued insurance coverage will terminate with respect to such executive.

To the extent that any executive experiences (or experienced) a termination of employment by us without “cause” or by the executive for “good reason” within two years following a “change in control” (as defined in the agreements), the cash severance benefits described above will be (or would have been) paid to such executive in a cash lump sum as opposed to in installments. In addition, in the case of Mr. Pappas, to the extent that the severance payments and benefits payable under his agreement would cause him to be liable for excise taxes by reason of the application of Sections 280G and 4999 of the Code, and the Company’s equity securities are publicly traded on an established securities market in accordance with Section 280G, Mr. Pappas will be entitled to an additional “gross up” payment to indemnify him for the effect of the excise taxes.

For Ms. Horner and Mr. Chaclas, to the extent that any payments that are considered to be contingent on a change in control would be subject to Sections 280G and 4999 of the Code, such payments will be limited if the net benefit to the executive on an after-tax basis would be greater than receiving the full value of all payments and paying the excise tax. The amounts in the table assume that the full amounts were paid to the executives, without any limitation.

The agreements with Messrs. Pappas and Chaclas and Ms. Horner contain a non-competition covenant that prohibits the executive from competing against us for a period of one year (or two years, in the case of Mr. Pappas) following termination of employment. These agreements also contain non-solicitation provisions that prohibit the executive from actively soliciting our employees, customers or suppliers during the period of employment and for a period of one year (or two years, in the case of Mr. Pappas) following termination of employment. The executives are also subject to perpetual confidentiality restrictions that protect our proprietary information, developments and other intellectual property.

Mr. Pugh

In the event of termination of his employment for any reason, Mr. Pugh will be entitled to receive any unpaid base salary through the date of termination and all accrued and vested benefits under our vacation and other benefit plans and, except in the case of a termination by us for “cause” or by him without “good reason” (each, as defined in his employment agreement) (i) any annual bonus earned but unpaid with respect to the calendar year ending on or preceding the date of termination; and (ii) an amount equal to the pro-rata portion of his target bonus for the calendar year of termination (determined by multiplying the target bonus for the year of termination by a fraction, the numerator of which is the number of days during the calendar year of termination that he is employed by the Company and the denominator of which is 365). Mr. Pugh will also receive payments required by applicable law upon a termination by reason of disability, as described in the preceding table.

In addition to the severance benefits described above, upon Mr. Pugh’s termination by us without “cause” or by him for “good reason,” Mr. Pugh will be entitled to receive the following severance benefits, subject to his timely execution of a general release of claims in an amount equal to 1.5 times the sum of his annual base salary and target bonus.  To the extent that Mr. Pugh experiences a termination of employment by us without “cause” or by him for “good reason” within two years following a “change in control” (as defined in his agreement), the cash severance benefits described above will be paid to him in a cash lump sum as opposed to in installments.

The agreement contains a non-competition covenant that prohibits Mr. Pugh from competing against us for a period of 18 months following his termination of employment. The agreement also contains non-solicitation provisions that prohibit him from actively soliciting our employees, customers or suppliers during the period of employment and for a period of 6 months following his termination. Mr. Pugh is also subject to perpetual confidentiality restrictions that protect our proprietary information, developments and other intellectual property.

Mr. Feenan

On November 16, 2015, Mr. Feenan and the Company executed a Separation Letter Agreement. Under this agreement, Mr. Feenan’s $600,000 per year base salary was continued through December 31, 2015 and he was paid in 2016 an annual performance award of $720,000 that he would have otherwise earned had he continued in this role through the end of the year.  Additionally, the Separation Letter Agreement provides Mr. Feenan with 18 months of health benefits continuation, valued at $21,654, with such coverage terminating if he obtains employment that offers group health benefits. Under the Separation Letter Agreement, all of his unvested equity awards in our Parent and RSU and options issued under the 2014 Omnibus Incentive Plan were forfeited. His

Separation Letter Agreement incorporates the same 12 month non-competition and non-solicitation provisions described above for Mr. Chaclas and Ms. Horner.

Potential Payments

The following table provides examples of the potential payments upon termination or upon a termination following a change in control to our NEOs (other than Mr. Feenan), as if such event(s) took place on December 31, 2015 (the last business day of our most recent fiscal year). The amounts reflected in this table were determined in accordance with each NEO’s then existing employment agreement. Amounts shown do not include (i) accrued but unpaid salary and vested benefits, including pension (as described above) and (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers. With respect to any termination of employment, each NEO is entitled to receive accrued but unpaid base salary through the date of termination of employment, accrued but unpaid vacation and pension benefits (as described above) through such date, and, in the case of Mr. Chaclas and Ms. Horner, in the case of a termination due to death, earned but unpaid bonus, if any, for the immediately preceding calendar year and a pro-rata bonus for the year of termination.

Name	Termination Trigger	Cash Separation Payment ($)(1)	Health and Welfare Benefits ($)(2)	Value of Previously Unvested Equity Awards(3)	Value of Insurance Benefit ($)(4)	280G Gross-Up ($)(5)
Christopher D. Pappas	Termination for Cause	$—	$—	$—	$—	$—
	Termination Without Cause	$5,250,000	$—	$5,340,664	$—	$—
	Death	$—	$—	$7,698,635	$500,000	$—
	Disability	$—	$—	$7,698,635	$250,000	$—
	Change in Control	$5,250,000	$—	$12,214,529	$—	$6,468,344	(6)
Martin Pugh	Termination for Cause	$—	$—	$—	$—	$—
	Termination Without Cause	$1,475,610	$—	$1,001,636	$—	$—
	Death	$—	$—	$1,503,185	$500,000	$—
	Disability	salary up to 12 months as required by applicable law	$—	$1,503,185	$250,000	$—
	Change in Control	$1,475,610	$—	$2,722,219	$—	$—
Marilyn N. Horner	Termination for Cause	$—	$—	$—	$—	$—
	Termination Without Cause	$1,008,000	$—	$745,105	$—	$—
	Death	$—	$—	$1,051,623	$500,000	$—
	Disability	$—	$—	$1,051,623	$250,000	$—
	Change in Control	$1,008,000	$—	$2,180,544	$—	$—

Angelo N. Chaclas	Termination for Cause	$—	$—	$—	$—	$—
	Termination Without Cause	$848,625	$21,654	$316,951	$—	$—
	Death	$—	$—	$521,861	$500,000	$—
	Disability	$—	$—	$521,861	$250,000	—
	Change in Control	$848,625	$21,654	$521,861	$—	$—

(1)	Cash separation payments are generally payable in installments except for payments upon a change in control, which are generally payable in a lump sum.

(2)

Mr. Pappas and Ms. Horner did not participate in our health and welfare benefit plans as of December 31, 2015. Mr. Pugh receives government sponsored health and welfare benefits, and therefore, does not participate in the Company’s health and welfare benefit plans.

(3)

Represents the value associated with equity awards issued under our 2014 Omnibus Incentive Plan and equity awards in our Parent, described in “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above. Historical time-based restricted share awards in our Parent will vest in full or in part on certain specified terminations of employment, including on a change in control. Change in control compensation amounts also include the value associated with the modified time-based restricted share awards in our Parent that will vest in connection with a change in control. Amounts related to equity awards of our Parent have been calculated based on the fair value of our Parent shares as of December 31, 2015 of $116.60 per share, as calculated by an independent valuation expert. Equity awards under our 2014 Omnibus Incentive Plan vest in full upon death, disability, or a change in control, and vest in part in certain circumstances when termination is without cause. The value of the equity awards granted under our 2014 Omnibus Incentive Plan was calculated using the Company’s closing stock price on December 31, 2015 of $28.20.

(4)

Represents the maximum value of insurance payable on death due to accident or dismemberment or in the event of permanent disability. The insurance death benefit would only be $250,000, where the executive’s death was due to a cause other than accident or dismemberment.

(5)

Mr. Pappas would be subject to the so-called golden parachute tax and entitled to an excise tax gross-up in the amount set forth above assuming a change of control and his accompanying termination of employment occurred on December 31, 2015. The amount above assumes that (a) all outstanding incentive shares of the Parent are cashed out in connection with the applicable event and valued using a price per Parent share equal to $116.60, (b) Company equity award granted within one year of the change in control transaction were presumed to be in contemplation of the transaction, (c) all outstanding equity awards under our 2014 Omnibus Incentive Plan are cashed out in connection with the applicable event and valued using a price per share of $28.20; and (d) a marginal tax rate of 54% is applied.

(6)

The figure set forth above is calculated by including amounts that are not taxable as compensation for federal tax purposes and, accordingly, may not be subject to the excise tax imposed under Section 4999 of the U.S. Tax Code. As a result, the amount disclosed above may overstate the amount of any required gross up.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or the compensation committee of any other company that has any executive officers serving as a member of our Board or compensation committee.

2015 Director Compensation

The following table sets forth information concerning the compensation earned by our directors during fiscal 2015. Compensation for Mr. Pappas is included with that of our other named executive officers. Mr. Pappas did not receive any additional compensation for his service on our Board.

	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)(4)	Total ($)
Brian W. Chu	$90,000	$90,000	$180,000
Jeffrey J. Cote	$115,000	$90,000	$205,000
Pierre-Marie De Leener	$90,000	$90,000	$180,000
Seth A. Meisel	$67,500	$90,000	$157,500
Donald T. Misheff	$75,000	$90,000	$165,000
Michel G. Plantevin	$90,000	$90,000	$180,000
Stephen F. Thomas	$37,500	$—	$37,500
Aurélien Vasseur	$90,000	$—	$90,000
Stephen M. Zide	$105,000	$90,000	$195,000

(1)                  Consists of annual retainer amounts, which are paid monthly and prorated based on the director’s service dates.

(2)                  The amounts reported represent the grant date fair value of restricted stock units granted in 2015 calculated in accordance with ASC 718, excluding the effects of estimated forfeitures. The assumptions used for determining fair value are described in Note 17 to our consolidated financial statements filed with our Annual Report on Form 10-K.

(3)                  Messrs. Chu and Meisel forfeited their restricted stock unit awards in connection with their resignation from the Board.  Mr. Chu resigned effective February 1, 2016 and was replaced by Mr. Hauser. Mr. Meisel resigned from our board of directors effective September 18, 2015 and was replaced by Mr. Thomas.

(4)                  As of December 31, 2015, Messrs. Cote, De Leener, Misheff, Plantevin, and Zide each held 3,236 shares of the Company pursuant to their unvested restricted stock unit awards.  As of December 31, 2015, Messrs. Chu, Meisel, Thomas, and Vasseur had no outstanding equity awards.

Our Board maintains a non-employee director compensation program under which each member of our Board who is not an employee of the Company or one of our subsidiaries will be eligible to receive an annual cash retainer payment of $90,000.  Additionally, Messrs. Chu, Cote, De Leener, Meisel, Misheff, Plantevin, and Zide each received an annual equity retainer of 3,236 restricted stock units with a grant date fair value of $90,000, which vest on the one-year anniversary of their June 25, 2015 grant date.  Our director compensation program also provides annual cash retainer payments for the chairpersons of the audit committee and compensation committee of $25,000 and $15,000, respectively.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership Information

Prior to our IPO, we were wholly owned by Bain Capital Everest Manager Holding SCA, which we refer as our Parent. The following table sets forth information regarding the beneficial ownership of our ordinary shares, par value $0.01, as of March 1, 2016 by:

•                  each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our ordinary shares;

•                  each of our named executive officers, director nominees and directors; and

•                  all of our directors, director nominees and named executive officers as a group.

As of March 1, 2016, we had 48,777,934 ordinary shares outstanding and our Parent had 3,864,167 ordinary shares outstanding. As of March 1, 2016, 37,269,567 of our outstanding ordinary shares were held by Parent, and 11,508,367 were held by public investors (including certain of our Director and Executive Officers), the details of which are reflected in the table below.

Information with respect to beneficial ownership has been furnished by each director, director nominee, officer or beneficial owner of more than 5% of our ordinary shares. We have determined beneficial ownership in accordance with SEC rules. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting or investment power with respect to such shares. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of ordinary shares deemed outstanding includes shares issuable upon exercise of options and held by the respective person or group which may be exercised or converted within 60 days after March 1, 2016. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person or entity, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated below, the address for each listed director, director nominee, officer and shareholder is c/o Trinseo S.A., 1000 Chesterbrook Boulevard, Suite 300, Berwyn, Pennsylvania 19312. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner. Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse.

Name	Number of Shares of Company	Percentage
Parent
Bain Capital Everest Manager Holding SCA (“Parent”)(1)	37,269,567	76.4%

Name	Number of Shares of Company	Percentage	Number of Shares of Parent	Percentage
Management
Christopher D. Pappas(2)	100,797	*	121,190	3.1%
John A. Feenan(3)	—	*	13,941	*
Martin Pugh(4)	25,314	*	5,422	*
Marilyn N. Horner(5)	11,803	*	11,591	*
Angelo N. Chaclas (6)	7,890	*	—	—
Jeffrey J. Cote	9,578	*	—	—
Pierre-Marie De Leener	13,789	*	—	—
Felix Hauser(7)	—	—	—	—
Donald T. Misheff	—	—	—	—
Michel G. Plantevin(7)	—	—	—	—
Stephen Thomas(7)	—	—	—	—
Aurélien Vasseur(7)	—	—	—	—
Stephen M. Zide(7)	—	—	—	—
All Directors, Nominees and Executive Officers as a Group (19 persons)(8)	194,686	*	164,549	4.3%

*                          Indicates less than one percent.

(1)                  The general partner of our Parent is Bain Capital Everest Manager S.à.r.l. (“BCEM”). By virtue of the relationships described in this footnote, BCEM may be deemed to exercise voting and dispositive power with respect to the shares held by Parent. Michel G. Plantevin, Aurélien Vasseur, Christopher D. Pappas, Stephen Thomas, Felix Hauser, and Stephen M. Zide are each managers of BCEM. The managers of BCEM disclaim beneficial ownership of such shares to the extent attributed to them solely by virtue of serving as a manager of BCEM. All of the outstanding share capital of BCEM is held by Bain Capital Europe Fund III, L.P. (“Europe Fund III”) and, in that capacity, Europe Fund III has the power to appoint the managers of BCEM. Bain Capital Investors, LLC (“BCI”) is the general partner of Bain Capital Partners Europe III, L.P., which is the general partner of Europe Fund III. As a result of the relationships described above, BCI may be deemed to share beneficial ownership of the shares held by our Parent. The governance, investment strategy and decision-making process with respect to investments held by Europe Fund III is directed by BCI’s Global Private Equity Board (“GPEB”), which is comprised of the following individuals: Steven Barnes, Joshua Bekenstein, John Connaughton, David Gros-Loh, Stephen Pagliuca, Michel G. Plantevin, Dwight Poler, and Jonathan Zhu. By virtue of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by our Parent. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. The address for our Parent and BCEM is 4, rue Lou Hemmer, L-1748 Luxembourg, Grand Duchy of Luxembourg. Europe Fund III has an address of Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104 Cayman Islands and BCI has an address c/o Bain Capital Partners, LLC, 200 Clarendon Street, Boston, Massachusetts 02116. The address of Mr. Hauser is c/o Bain Capital Beteiligungsberatung GmbH Maximilianstrasse 11, 80539 Munich, Germany.

(2)                  The number of shares of the Parent does not include 20,000,000 preferred equity certificates of our Parent, or PECs, which are not convertible into ordinary shares of our Parent, held by Mr. Pappas and which represent less than 1% of all outstanding PECs. The number of shares of the Company includes 90,797 vested options.

(3)                  The number of shares of the Parent does not include 50,000,000 PECs held by Mr. Feenan, which represent approximately 1% of all outstanding PECs.

(4)                  The number of shares of the Company includes 19,314 vested options.

(5)                  The number of shares of the Parent does not include 7,500,000 PECs held by Ms. Horner, which represent less than 1% of all outstanding PECs.  The number of shares of the Company includes 11,803 vested options.

(6)                  The number of shares of the Company consists of 7,890 vested options.

(7)                  The number of shares does not include shares held by our Parent. Mr. Plantevin is a member of GPEB. Mr. Zide is a Senior Advisor of BCI and a member of GPEB. Mr. Thomas is a Managing Director of BCI. Mr. Vasseur is a corporate manager of BCI. As a result and by virtue of the relationships described in footnote 1 above, each of Messrs. Hauser, Plantevin, Zide, Thomas, and Vasseur may be deemed to share beneficial ownership of the shares held by Parent. The address for Messrs. Zide and Thomas is c/o Bain Capital Partners, LLC, 200 Clarendon Street, Boston, Massachusetts 02116. The address for Mr. Plantevin is c/o Bain Capital Europe, LLP, Devonshire House, Mayfair Place, London W1J 8AJ, United Kingdom. The address for Mr. Vasseur is c/o Bain Capital Luxembourg S.à.r.l., 4 rue Lou Hemmer, L-1748 Luxembourg, Grand Duchy of Luxembourg.

(8)                  The number of shares of the Parent does not include an aggregate of 88,500,000 PECs.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our Conflict of Interest Policy is designed to help our directors, executive officers, and employees address situations that may involve a conflict of interest, which may include related party transactions. These include situations in which an individual’s personal interests are in conflict with the interests of the Company; situations in which an individual or family member receives personal benefits as a result of his or her position with the Company; and situations that may otherwise cast doubt on his or her ability to act objectively with or on behalf of the Company. The Company annually surveys our executive officers and directors regarding potential conflicts of interest.  If such conflicts are reported or found, the Legal Department and/or our Chief Compliance Officer will seek to mitigate or eliminate such potential or actual conflict of interest.

Our audit committee charter requires that the audit committee review and approve all related party transactions.  When related party transactions between us and our officers, directors and principal shareholders and their affiliates, are approved by the audit committee, it does so with the understanding that the terms of such transaction are no less favorable to us than those that we could obtain from unaffiliated third parties.

There is no currently proposed transaction and no transaction since the beginning of January 1, 2015, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

As a “controlled company” under the New York Stock Exchange (the “NYSE”) listing rules, we are eligible to take advantage of certain exemptions to NYSE listing rules.  Therefore, we do not have a majority of independent directors and our compensation committee and our nominating and corporate governance committee are not composed entirely of independent directors as defined under these rules. Only Messrs. Cote, De Leener, and Misheff have been deemed to be independent by our Board of Directors.

The controlled company exemption does not modify the independence requirements for our audit committee. The rules applicable to our audit committee required that our audit committee be composed of at least three independent members as of June 10, 2015, the one-year anniversary of our IPO. Each member of our audit committee currently qualifies as independent under these rules.

The board of directors maintains standing audit, compensation, and nominating and corporate governance committees. The table below provides information about the membership of these committees during fiscal 2015:

Name	Audit	Compensation	Nominating and Corporate Governance
Brian W. Chu (1)	X
Jeffrey J. Cote	X*
Pierre-Marie De Leener	X
Seth A. Meisel (2)
Donald T. Misheff	X
Christopher D. Pappas			X*

Name	Audit	Compensation	Nominating and Corporate Governance
Michel G. Plantevin		X
Stephen F. Thomas(3)
Aurélien Vasseur
Stephen M. Zide		X*	X

*                          Chair

(1)                  Mr. Chu resigned as a member of our audit committee in February 2015 and was replaced by Donald T. Misheff.  Mr. Chu resigned from our board of directors effective February 1, 2016 and was replaced by Mr. Hauser.

(2)                  Mr. Meisel resigned from our board of directors in September 18, 2015 and was replaced by Mr. Thomas, who rejoined our board of directors following his resignation on February 19, 2015.

(3)                  Mr.  Misheff joined our board of directors on February 19, 2015.

Item 14.    Accounting Fees and Services

Audit and Other Fees

The following table shows the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the year ended December 31, 2015 (fiscal 2015) and the year ended December 31, 2014 (fiscal 2014):

	2015	2014
Audit fees(1)	$5,965,200	$4,599,763
Audit-related fees(2)	185,000	265,000
Tax fees(3)	2,792,700	3,885,000
All other fees(4)	161,500	226,500

Total fees	$9,104,400	$8,976,263

(1)                  Consists of the audit of the Company’s financial statements and evaluation and reporting on the effectiveness of the Company’s internal controls over financial reporting for 2015, the audit of the Company’s financial statements for 2014, reviews of the Company’s quarterly financial statements, as well as services performed in conjunction with other SEC, regulatory, and statutory filings. These fees include $144,882 and $339,326 paid by Trinseo to PricewaterhouseCoopers Société cooperative (“PwC Luxembourg”) for services rendered for the audit of all statutory accounts required by Luxembourg law during fiscal 2015 and 2014, respectively. PwC Luxembourg did not provide any non-audit services during those fiscal years.

(2)                  Consists of services related to the audit of our Company savings plan, as well as pre-implementation reviews of processes and systems.

(3)                  Consists of worldwide tax services primarily related to tax compliance and certain tax advisory services.

(4)                  Consists of other services, including certain attestation services and statutory accounting advice.

We pre-approve all audit services and all permitted non-audit services by PwC, including engagement fees and terms. Our policies prohibit the Company from engaging PwC to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information system design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, internal audit outsourcing, any management function, legal services or expert services not related to the audit, broker-dealer, investment adviser, or investment banking services or human resource consulting. In addition, we evaluate whether the Company’s use of PwC for permitted non-audit services is compatible with maintaining PwC’s independence. We concluded that PwC’s provision of non-audit services, all of which we approved in advance, was compatible with its independence.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

The Exhibits listed in the Exhibit Index are filed as part of this amended report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2016

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer, and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer, and	March 15, 2016
/s/ Christopher D. Pappas	Interim Chief Financial Officer
Christopher D. Pappas	(Principal Executive Officer and
Principal Financial Officer)

/s/ Ryan J. Leib	Corporate Controller	March 15, 2016
Ryan J. Leib	(Principal Accounting Officer)

/s/ Jeffrey J. Cote	Director	March 15, 2016
Jeffrey J. Cote

/s/ Pierre-Marie De Leener	Director	March 15, 2016
Pierre-Marie De Leener

/s/ Felix Hauser	Director	March 15, 2016
Felix Hauser

/s/ Donald T. Misheff	Director	March 15, 2016
Donald T. Misheff

/s/ Michel G. Plantevin	Director	March 15, 2016
Michel G. Plantevin

/s/ Stephen F. Thomas	Director	March 15, 2016
Stephen F. Thomas

/s/ Aurélien Vasseur	Director	March 15, 2016
Aurélien Vasseur

/s/ Stephen M. Zide	Director	March 15, 2016
Stephen M. Zide

EXHIBIT INDEX

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†         Filed herewith.