Form 10-Q
period 2016-03-31
Trinseo S.A.
filed 2016-05-05
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 2, 2016, there were 47,140,870 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2016

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

Definitions of capitalized terms not defined herein appear in the notes to our condensed consolidated financial statements.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016 under Part I, Item IA— “Risk Factors”, and elsewhere within this Quarterly Report.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Investor Relations section of our website, www.trinseo.com, as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission.  We provide this website and information contained in or connected to it for informational purposes only.  That information is not a part of this Quarterly Report.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$438,389	$431,261
Accounts receivable, net of allowance for doubtful accounts (March 31, 2016: $2,259; December 31, 2015: $2,417)	535,095	494,556
Inventories	367,159	353,097
Other current assets	13,300	10,120
Total current assets	1,353,943	1,289,034
Investments in unconsolidated affiliates	181,711	182,836
Property, plant and equipment, net of accumulated depreciation (March 31, 2016: $402,712; December 31, 2015: $375,315)	522,145	518,751
Other assets
Goodwill	32,255	31,064
Other intangible assets, net	168,013	158,218
Deferred income tax assets—noncurrent	46,564	51,395
Deferred charges and other assets	27,004	27,596
Total other assets	273,836	268,273
Total assets	$2,331,635	$2,258,894
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,000	$5,000
Accounts payable	340,803	324,629
Income taxes payable	28,223	20,804
Accrued expenses and other current liabilities	91,229	98,836
Total current liabilities	465,255	449,269
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,192,500	1,177,120
Deferred income tax liabilities—noncurrent	27,480	25,764
Other noncurrent obligations	226,316	217,727
Total noncurrent liabilities	1,446,296	1,420,611
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000,000 shares authorized (March 31, 2016: 48,778 shares issued and 47,178 shares outstanding; December 31, 2015: 48,778 shares issued and outstanding)	488	488
Additional paid-in-capital	562,125	556,532
Treasury shares, at cost (March 31, 2016: 1,600 shares; December 31, 2015: zero shares)	(57,008)	—
Retained earnings (accumulated deficit)	58,458	(18,289)
Accumulated other comprehensive loss	(143,979)	(149,717)
Total shareholders’ equity	420,084	389,014
Total liabilities and shareholders’ equity	$2,331,635	$2,258,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$894,084	$1,018,265
Cost of sales	754,412	915,186
Gross profit	139,672	103,079
Selling, general and administrative expenses	54,486	51,775
Equity in earnings of unconsolidated affiliates	35,026	36,707
Operating income	120,212	88,011
Interest expense, net	18,896	28,856
Other expense, net	2,669	3,551
Income before income taxes	98,647	55,604
Provision for income taxes	21,900	17,900
Net income	$76,747	$37,704
Weighted average shares- basic	48,655	48,770
Net income per share- basic	$1.58	$0.77
Weighted average shares- diluted	49,086	48,851
Net income per share- diluted	$1.56	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$76,747	$37,704
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three months ended March 31, 2016 and 2015, respectively):
Cumulative translation adjustments	13,423	(114,155)
Net gain (loss) on foreign exchange cash flow hedges	(7,425)	1,035
Pension and other postretirement benefit plans:
Net gain (loss) arising during period (net of tax of ($0.5) and $0)	(800)	—
Amounts reclassified from accumulated other comprehensive income (loss)	540	837
Total other comprehensive income (loss), net of tax	5,738	(112,283)
Comprehensive income (loss)	$82,485	$(74,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

		Shareholders' Equity
	Ordinary Shares Outstanding	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2015	48,778	$488	$556,532	$—	$(149,717)	$(18,289)	$389,014
Net income	—	—	—	—	—	76,747	76,747
Other comprehensive income	—	—	—	—	5,738	—	5,738
Stock-based compensation	—	—	5,593	—	—	—	5,593
Purchase of treasury shares	(1,600)	—	—	(57,008)	—	—	(57,008)
Balance at March 31, 2016	47,178	$488	$562,125	$(57,008)	$(143,979)	$58,458	$420,084
Balance at December 31, 2014	48,770	$488	$547,530	$—	$(75,217)	$(151,936)	$320,865
Net income	—	—	—	—	—	37,704	37,704
Other comprehensive loss	—	—	—	—	(112,283)	—	(112,283)
Stock-based compensation	—	—	2,622	—	—	—	2,622
Balance at March 31, 2015	48,770	$488	$550,152	$—	$(187,500)	$(114,232)	$248,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$76,747	$37,704
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,120	22,554
Amortization of deferred financing fees and issuance discount	1,608	2,446
Deferred income tax	6,418	3,775
Stock-based compensation	5,593	2,622
Earnings of unconsolidated affiliates, net of dividends	(3,684)	(21,707)
Unrealized net losses (gains) on foreign exchange forward contracts	(447)	2,815
Changes in assets and liabilities
Accounts receivable	(33,732)	(42,091)
Inventories	(7,162)	53,722
Accounts payable and other current liabilities	4,344	(11,944)
Income taxes payable	6,486	7,074
Other assets, net	(3,452)	3,892
Other liabilities, net	9,046	(17,948)
Cash provided by operating activities	84,885	42,914
Cash flows from investing activities
Capital expenditures	(26,437)	(27,670)
Proceeds from the sale of businesses and other assets	—	560
Distributions from unconsolidated affiliates	4,809	—
Cash used in investing activities	(21,628)	(27,110)
Cash flows from financing activities
Short-term borrowings, net	(63)	(9,487)
Repayments of term loans	(1,250)	—
Purchase of treasury shares	(57,008)	—
Cash used in financing activities	(58,321)	(9,487)
Effect of exchange rates on cash	2,192	(8,406)
Net change in cash and cash equivalents	7,128	(2,089)
Cash and cash equivalents—beginning of period	431,261	220,786
Cash and cash equivalents—end of period	$438,389	$218,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2016 and 2015 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2015 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

The December 31, 2015 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2015 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position.  Refer to Note 2 for further discussion.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued new guidance which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the FASB has issued certain clarifying updates to this guidance, which the Company will consider as part of our adoption. This guidance is effective for public entities for annual and interim periods beginning after December 15, 2017.  The Company is currently assessing the impact of adopting this guidance on its financial position and results of operations.

In April 2015, the FASB issued guidance that requires deferred financing fees related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing fees are not affected. The Company adopted this guidance effective January 1, 2016. Balances as of December 31, 2015 presented herein have been retrospectively adjusted, with $25.7 million of unamortized deferred financing fees being reclassified from “Deferred charges and other assets” and netted against “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet. In accordance with this guidance, unamortized deferred financing fees related to the Company’s revolving debt facilities were not reclassified as a reduction of long-term debt, and remain included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

In July 2015, the FASB issued guidance which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (“NRV”) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, and prospective adoption is required.  The Company does not expect the impact of adopting this guidance to be material to its financial position and results of operations.

In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize on the balance sheet lease liabilities and corresponding right-of-use assets for all leases with terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. This new guidance is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients.  The Company is currently assessing the impact of adopting this guidance on its financial position and results of operations.

In March 2016, the FASB issued new guidance that simplifies several aspects of accounting for share-based payments. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the statement of operations when the awards vest or settle, rather than in shareholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification.  Also under this guidance, entities are permitted to make an accounting policy election regarding the impact of forfeitures on expense recognition, wherein forfeitures can either be estimated, as required under current GAAP, or recognized as incurred. This new guidance is effective for public companies for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its financial position and results of operations as well as the timing of such adoption.

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

As of March 31, 2016 and December 31, 2015, respectively, the Company’s investment in Americas Styrenics was $146.8 million and $143.9 million, which was $83.1 million and $91.9 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 4.5 years as of March 31, 2016. The Company received dividends from Americas Styrenics of $30.0 million and $15.0 million during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, respectively, the Company’s investment in Sumika Styron Polycarbonate was $34.9 million and $39.0 million, which was $18.1 million and $19.8 million greater than the Company’s 50% share of the underlying net assets of Sumika Styron Polycarbonate. This amount represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron Polycarbonate. This difference is being amortized over the remaining useful life of the contributed assets of 9.5 years as of March 31, 2016. The Company received dividends from Sumika Styron Polycarbonate of $6.2 million and zero during the three months ended March 31, 2016 and 2015, respectively.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended
	March 31,
	2016	2015
Sales	$376,253	$439,570
Gross profit	$68,403	$77,670
Net income	$52,796	$66,019

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2016	2015
Finished goods	$176,544	$170,380
Raw materials and semi-finished goods	158,497	151,444
Supplies	32,118	31,273
Total	$367,159	$353,097

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2015 to March 31, 2016:

	Performance Materials
		Synthetic	Performance	Basic Plastics
	Latex	Rubber	Plastics	& Feedstocks	Total
Balance at December 31, 2015	$12,412	$8,501	$2,914	$7,237	$31,064
Foreign currency impact	476	326	112	277	1,191
Balance at March 31, 2016	$12,888	$8,827	$3,026	$7,514	$32,255

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of March 31, 2016 and December 31, 2015, respectively:

		March 31, 2016			December 31, 2015
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	15	$179,300	$(68,416)	$110,884	$172,675	$(62,870)	$109,805
Manufacturing Capacity Rights	6	21,546	(6,988)	14,558	20,750	(5,888)	14,862
Software	5 - 10	18,392	(10,048)	8,344	18,006	(9,494)	8,512
Software in development	N/A	33,760	—	33,760	24,516	—	24,516
Other	N/A	467	—	467	523	—	523
Total		$253,465	$(85,452)	$168,013	$236,470	$(78,252)	$158,218

As of March 31, 2016, the Company had $33.8 million capitalized as software in development, primarily related to our project to upgrade our legacy enterprise resource planning environment to the latest version of SAP. This project is expected to be completed and placed into service in 2016.

Amortization expense on other intangible assets totaled $4.4 million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
Remainder of 2016	$13,842
2017	17,800
2018	17,108
2019	16,927
2020	13,894
2021	12,403

NOTE 6—DEBT

Debt consisted of the following:

	March 31,	December 31,
	2016	2015
Senior Credit Facility
2020 Revolving Facility	$—	$—
2021 Term Loan B	495,160	496,365
2022 Senior Notes
USD Notes	300,000	300,000
Euro Notes	425,250	409,538
Accounts Receivable Securitization Facility	—	—
Other indebtedness	1,879	1,895
Total debt	1,222,289	1,207,798
Less: current portion	(5,000)	(5,000)
Less: unamortized deferred financing fees(1)	(24,789)	(25,678)
Total long-term debt, net of unamortized deferred financing fees	$1,192,500	$1,177,120
(1)

As discussed in Note 2, effective January 1, 2016, the Company retroactively adopted new accounting guidance that requires deferred financing fees related to a debt liability be presented in the balance sheet as a direct reduction of the carrying value of that debt liability rather than as deferred assets. This caption reflects this reclassification for both the current and prior periods.  Note that this caption does not include deferred financing fees related to the 2020 Revolving Facility and the Accounts Receivable Securitization Facility, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

2018 Senior Secured Credit Facility

On June 17, 2010, the Company entered into a credit agreement, which was subsequently amended from time to time, and was to mature in January 2018 (“2018 Senior Secured Credit Facility”).  The 2018 Senior Secured Credit Facility included a revolving credit facility (“2018 Revolving Facility”), which, as a result of an amendment in January 2013, included a borrowing capacity of $300.0 million. In May 2015, upon completion of the refinancing transactions discussed below, the Company terminated the 2018 Senior Secured Credit Facility.  Immediately prior to this termination, the Company had no outstanding borrowings under the 2018 Revolving Facility.

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

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. As of March 31, 2016, $5.0 million of these scheduled future payments were classified as current debt on the Company’s condensed consolidated balance sheet.

Loans under the 2020 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBO rate loans, which bear interest at a rate per annum equal to the LIBO rate plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).  As of March 31, 2016, the Borrowers will be required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

As of March 31, 2016, the Company had no outstanding borrowings, and had $311.7 million (net of $13.3 million outstanding letters of credit) of funds available for borrowing under the 2020 Revolving Facility. The Senior Credit Facility contains certain customary affirmative, negative and financial covenants. As of March 31, 2016, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility. Refer to the Annual Report for further information.

2019 Senior Notes

In January 2013, the Company issued $1,325.0 million 8.750% senior notes due to mature on February 1, 2019 (the “2019 Senior Notes”). In July 2014, using proceeds from the Company’s initial public offering in June 2014 (the “IPO”), the Company redeemed $132.5 million in aggregate principal amount of the 2019 Senior Notes.

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

The Indenture contains certain provisions allowing the Issuers’ to redeem the 2022 Senior Notes prior to their maturity. Additionally, the Indenture contains certain customary covenants, which the Company was in compliance with as of March 31, 2016. Refer to the Annual Report for further information.

Accounts Receivable Securitization Facility

The Company’s accounts receivable securitization facility (“Accounts Receivable Securitization Facility”) has a borrowing capacity of $200.0 million and was set to mature in May 2016. In February 2016, the Company amended the facility to extend the maturity date to May 2019.

The Accounts Receivable Securitization Facility is subject to interest charges against the amount of outstanding borrowings as well as the amount of available, but undrawn commitments. In regards to outstanding borrowings, fixed interest charges are 2.60% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.40%.

As of March 31, 2016 and December 31, 2015, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $133.3 million and $123.4 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

As of March 31, 2016, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $363.2 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2016.

March 31,
Buy / (Sell)	2016
Euro	$150,398
Chinese Yuan	$(89,613)
Indonesian Rupiah	$(48,871)
Swiss Franc	$37,705
Japanese Yen	$(11,083)

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

Open foreign exchange cash flow hedges as of March 31, 2016 have maturities occurring over a period of nine months, and have a net notional U.S. dollar equivalent of $171.0 million.

Net Investment Hedge

The Company’s outstanding debt includes €375.0 million of Euro Notes (see Note 6 for details).  As of March 31, 2016, the Company has designated a portion (€150.0 million) of the principal amount of these Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. As this debt was deemed to be a highly effective hedge, changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation loss of $5.9 million within accumulated other comprehensive loss as of March 31, 2016.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, net of tax, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended March 31,				Statement of Operations
	2016	2015	2016	2015	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(7,425)	$1,035	$1,106	$—	Cost of sales
Total	$(7,425)	$1,035	$1,106	$—
Net Investment Hedges
Euro Notes	$(6,285)	$—	$—	$—	Other expenses, net
Total	$(6,285)	$—	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$3,133	$(20,962)	Other expenses, net
Total	$—	$—	$3,133	$(20,962)

The Company recorded gains of $3.1 million and losses of $21.0 million during the three months ended March 31, 2016 and 2015, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction losses of $5.0 million and gains of $18.0 million during the three months ended March 31, 2016 and 2015, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of March 31, 2016, the Company has no ineffectiveness related to its foreign exchange cash flow hedges. Further, the Company expects to reclassify in the next twelve months an approximate $2.6 million net loss from other comprehensive income (loss) into earnings related to the Company’s outstanding cash flow hedges as of March 31, 2016 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2016			December 31, 2015
	Foreign Exchange	Foreign Exchange		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$5,866	$173	$6,039	$4,592	$4,958	$9,550
Deferred charges and other assets	—	—	—	—	—	—
Total asset derivatives	$5,866	$173	$6,039	$4,592	$4,958	$9,550
Liability Derivatives:
Accounts payable	$1,021	$2,736	$3,757	$194	$—	$194
Other noncurrent obligations	—	—	—	—	—	—
Total liability derivatives	$1,021	$2,736	$3,757	$194	$—	$194

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

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at March 31, 2016
Derivative assets	$8,118	$(2,079)	$6,039
Derivative liabilities	5,836	(2,079)	3,757

Balance at December 31, 2015
Derivative assets	$10,044	$(494)	$9,550
Derivative liabilities	688	(494)	194

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$5,866	$—	$5,866
Foreign exchange forward contracts—(Liabilities)	—	(1,021)	—	(1,021)
Foreign exchange cash flow hedges—Assets	—	173	—	173
Foreign exchange cash flow hedges—(Liabilities)	—	(2,736)	—	(2,736)
Total fair value	$—	$2,282	$—	$2,282

	December 31, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$4,592	$—	$4,592
Foreign exchange forward contracts—(Liabilities)	—	(194)	—	(194)
Foreign exchange cash flow hedges—Assets	—	4,958	—	4,958
Total fair value	$—	$9,356	$—	$9,356

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2016 and December 31, 2015, respectively:

	As of	As of
	March 31, 2016	December 31, 2015
2022 Senior Notes
USD Notes	307,500	296,250
Euro Notes	431,973	410,054
2021 Term Loan B	494,081	491,401
Total fair value	$1,233,554	$1,197,705

The fair value of the Company’s Term Loan B, USD Notes, and Euro Notes (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of March 31, 2016 and December 31, 2015.

NOTE 9—PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2016	2015
Effective income tax rate	22.2%	32.2%

Provision for income taxes for the three months ended March 31, 2016 was $21.9 million, resulting in an effective tax rate of 22.2%.  Provision for income taxes for the three months ended March 31, 2015 was $17.9 million, resulting in an effective tax rate of 32.2%.

The effective income tax rate is impacted by losses primarily generated within our holding company subsidiaries incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future. For the three months ended March 31, 2016 and 2015, these losses totaled approximately $12.8 million and $18.0 million, respectively.  The decrease in these losses was primarily related to the reduction of non-deductible interest expenses resulting from debt refinancing transactions that occurred after the first quarter of 2015.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. As of March 31, 2016 and December 31, 2015, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the sales and purchase agreement for the Styron business, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut; Dalton, Georgia; and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan; Schkopau, Germany; Terneuzen, The Netherlands; and Guaruja, Brazil. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from 1 to 5 years. In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the annual commitment as disclosed in the consolidated financial statements included in the Annual Report.

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

NOTE 11—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended
	March 31,
	2016	2015
Defined Benefit Pension Plans
Service cost	$4,071	$4,301
Interest cost	1,360	1,360
Expected return on plan assets	(483)	(421)
Amortization of prior service credit	(478)	(423)
Amortization of net loss	1,038	1,381
Net periodic benefit cost	$5,508	$6,198

	Three Months Ended
	March 31,
	2016	2015
Other Postretirement Plans
Service cost	$63	$88
Interest cost	121	140
Amortization of prior service cost	26	26
Amortization of net gain	(43)	—
Net periodic benefit cost	$167	$254

As of March 31, 2016 and December 31, 2015, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $181.0 million and $172.5 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $2.8 million during the three months ended March 31, 2016. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $13.6 million to its defined benefit plans for the remainder of 2016.

Supplemental Employee Retirement Plan

The Company established a non-qualified supplemental employee retirement plan in 2010.  As of December 31, 2015, benefit obligations under this plan were $13.7 million, noting $1.6 million of net loss included in accumulated other comprehensive income (AOCI), of which $1.0 million was expected to be amortized from AOCI into net periodic benefit cost in 2016.  Lastly, as of December 31, 2015, the estimated future benefit payments under this plan were $13.9 million, expected to be paid in 2017.

During the three months ended March 31, 2016, this retirement plan was amended to, among other things, extend the employment period covered by the plan, resulting in an increase to the benefit obligation under this plan of $1.3 million and a corresponding actuarial loss recorded to AOCI.  The amounts expected to be amortized from AOCI into net periodic benefit cost for 2016 remains approximately $1.0 million.  As a result of this amendment, the estimated future benefit payments under this plan are now $15.3 million, and are expected to be paid in 2018.

NOTE 12—STOCK-BASED COMPENSATION

Restricted Stock Awards issued by the Parent

On June 17, 2010, Bain Capital Everest Manager Holding SCA (“the Parent”), an affiliate of Bain Capital, authorized the issuance of up to 750,000 shares in time-based and performance-based restricted stock to certain key members of management. Any related compensation associated with these awards is allocated to the Company from the Parent. With the adoption of the Trinseo S.A. 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) during 2014, discussed further below, restricted stock awards are no longer issued by the Parent on behalf of the Company.

 Time-based Restricted Stock Awards

For the three month period ended March 31, 2016, there were no grants of time-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $0.5 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $1.3 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.5 years.

Modified Time-based Restricted Stock Awards

For the three month period ended March 31, 2016, there were no grants of modified time-based restricted stock awards. Total compensation expense recognized for modified time-based restricted stock awards was $0.8 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $3.7 million of total unrecognized compensation cost related to the modified time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.3 years.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014, under which the maximum number of ordinary shares that may be delivered upon satisfaction of awards granted under such plan is 4.5 million shares. During the three months ended March 31, 2016, the board of directors of the Company approved equity award grants for certain executives and employees, comprised of restricted share units (or RSUs) and options to purchase shares (“option awards”).  This grant is in addition to grants of RSUs and option awards that occurred in 2014 and 2015.

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

The fair value of RSUs is equal to the fair market value of the Company’s ordinary shares based on the closing price on the date of grant. During the three months ended March 31, 2016, the Company granted 319,105 RSUs at a weighted-average grant date fair value of $26.97 per unit. Total compensation expense recognized for all outstanding RSUs was $0.9 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $13.3 million of total unrecognized compensation cost related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

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

The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the price of the Company’s ordinary shares. During the three months ended March 31, 2016, the Company granted 541,877 option awards at a weighted-average grant date fair value of $9.90 per option award.

Since the Company’s equity interests were privately held prior to the IPO in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company has enough publicly traded history of its ordinary shares to determine expected volatility based solely on its ordinary shares, estimated volatility of options granted will be based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For the options granted during the three months ended March 31, 2015, the simplified method was used to calculate the expected term of options, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

The following are the weighted-average assumptions used within the Black-Scholes pricing model for options granted during the three months ended March 31, 2016:

Three Months Ended
March 31,
2016
Expected term (in years)	5.50
Expected volatility	40.00%
Risk-free interest rate	1.42%
Dividend yield	0.50%

Total compensation expense for the option awards was $3.4 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $3.3 million of total unrecognized compensation cost related to the option awards, which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a ten year initial term advisory agreement with Bain Capital Partners, LLC and Portfolio Company Advisors Limited (the “Advisory Agreement”) wherein Bain Capital Partners, LLC and Portfolio Company Advisors Limited provides management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014.  Bain Capital will continue to provide an immaterial level of ad hoc advisory services for the Company going forward. In conjunction with the foregoing, we incurred Bain Capital Partners, LLC and Portfolio Company Advisors Limited fees (including out-of-pocket expenses) of zero and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

 In March 2016, the Company announced that the Parent agreed to sell 10,600,000 ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC (see Note 18 for further details). In connection with this offering, and under the terms of the Acquisition, the Company incurred $1.9 million of advisory, accounting, legal and printing expenses on behalf of the Parent which were expensed within “Selling, general and administrative expenses” on the condensed consolidated statement of operations for the three months ended March 31, 2016.

NOTE 14—SEGMENTS

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

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Three Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
March 31, 2016
Sales to external customers	$209,481	$102,197	$168,629	$413,777	$—	$894,084
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	35,026	—	35,026
EBITDA(1)	18,104	23,079	29,991	96,605
Investment in unconsolidated affiliates	—	—	—	181,711	—	181,711
Depreciation and amortization	6,280	8,043	1,544	6,449	804	23,120
March 31, 2015
Sales to external customers	$238,256	$129,404	$196,944	$453,661	$—	$1,018,265
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	36,707	—	36,707
EBITDA(1)	21,459	26,177	25,097	59,012
Investment in unconsolidated affiliates	—	—	—	189,364	—	189,364
Depreciation and amortization	6,370	7,790	1,413	6,230	751	22,554

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended
	March 31,
	2016	2015
Total segment EBITDA	$167,779	$131,745
Corporate unallocated	(27,116)	(24,731)
Less: Interest expense, net	18,896	28,856
Less: Provision for income taxes	21,900	17,900
Less: Depreciation and amortization	23,120	22,554
Net income	$76,747	$37,704

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

NOTE 15—DIVESTITURES

EPS Divestiture

In June 2013, the Company’s board of directors approved the sale of its expandable polystyrene (“EPS”) business within the Company’s Basic Plastics & Feedstocks segment, under a sale and purchase agreement which was signed in July 2013 and closed on September 30, 2013.

Under the terms of the sale and purchase agreement, should the divested EPS business record EBITDA (as defined therein) greater than zero for fiscal year 2014, the Company would receive an incremental payment of €0.5 million. The EBITDA threshold was met for fiscal year 2014 and the Company received the €0.5 million payment (approximately $0.6 million based upon the applicable foreign exchange rate in the period the payment was received) during the first quarter of 2015, which is reflected within cash flows used in investing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2015.

NOTE 16—RESTRUCTURING

Allyn’s Point Plant Shutdown

In September 2015, the Company approved the plan to close its Allyn’s Point latex manufacturing facility in Gales Ferry, Connecticut. This restructuring plan was a strategic business decision to improve the results of the overall Latex segment due to continuing declines in the coated paper industry in North America. Production at the facility ceased at the end of 2015, followed by decommissioning activities which began in 2016.

For the three months ended March 31, 2016, the Company recorded restructuring charges of $0.5 million relating to the accelerated depreciation of the related assets at the Allyn’s Point facility and $0.7 million of employee termination benefit and decommissioning charges, which are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were allocated entirely to the Latex segment.    No charges were incurred during the three months ended March 31, 2015. Employee termination benefit charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet, the balances for which are displayed in the below table.

	Balance at			Balance at
	December 31, 2015	Expenses	Deductions(1)	March 31, 2016
Employee termination benefit charges	$434	$289	$(25)	$698
Other(2)	—	374	(374)	—
Total	$434	$663	$(399)	$698
(1)	Includes payments made against the existing accrual.
(2)	Includes decommissioning charges incurred, primarily related to labor and third party service costs.

The Company expects to incur approximately $0.1 million of incremental employee termination benefits charges during the second quarter 2016 related to this restructuring, with the majority of the employee termination benefit charges expected to be paid by December 31, 2016.  The Company also expects to incur additional decommissioning costs associated with this plant shutdown in 2016, the cost of which will be expensed as incurred, within the Latex segment.

Restructuring in Polycarbonate

During the second quarter of 2014, the Company announced a restructuring within its Basic Plastics & Feedstocks segment to exit the commodity market for PC in North America and to terminate existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility (the “Freeport facility”). The Company also entered into a new long-term supply contract with a third party to supply PC in North America. These revised arrangements became operational in the fourth quarter of 2014. In addition, the Company executed revised supply contracts for certain raw materials that were processed at its PC manufacturing facility in Stade, Germany, which took effect January 1, 2015. These revised agreements have facilitated improvements in the results of operations for the Basic Plastics & Feedstocks segment. Production at the Freeport facility ceased as of September 30, 2014, and decommissioning and demolition began thereafter, with completion in the first quarter of 2015.

The Company recorded certain restructuring charges during the year ended December 31, 2014 primarily relating to the reimbursement of decommissioning and demolition costs incurred by Dow. For the three months ended March 31, 2015, the Company recorded the remainder of the expected restructuring charges of $0.5 million related to the reimbursement of decommissioning and demolition costs incurred by Dow. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Basic Plastics & Feedstocks segment. There were no remaining amounts accrued in the condensed consolidated balance sheet as of December 31, 2015.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), net of income taxes, consisted of:

	Currency	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2016 and 2015	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2015	$(109,120)	$(46,166)	$5,569	$(149,717)
Other comprehensive income (loss)	13,423	(800)	(6,319)	6,304
Amounts reclassified from AOCI to net income (1)	—	540	(1,106)	(566)
Balance as of March 31, 2016	$(95,697)	$(46,426)	$(1,856)	$(143,979)

Balance as of December 31, 2014	$(17,755)	$(57,462)	$—	$(75,217)
Other comprehensive income (loss)	(114,155)	—	1,035	(113,120)
Amounts reclassified from AOCI to net income (1)	—	837	—	837
Balance as of March 31, 2015	$(131,910)	$(56,625)	$1,035	$(187,500)

____________

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three months ended March 31, 2016 and 2015, respectively:

	Amount Reclassified from AOCI
AOCI Components	Three Months Ended March 31,		Statement of Operations
	2016	2015	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(1,106)	$—	Cost of sales
Total before tax	(1,106)	—
Tax effect	—	—	Provision for income taxes
Total, net of tax	$(1,106)	$—

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(452)	$(397)	(a)
Net actuarial loss	1,254	1,585	(a)
Total before tax	802	1,188
Tax effect	(262)	(351)	Provision for income taxes
Total, net of tax	$540	$837

____________

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 11).

NOTE 18—SHAREHOLDERS’ EQUITY

In March 2016, the Company announced that the Parent agreed to sell 10,600,000 of the Company’s ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. No shares were sold by the Company as a result of this transaction. Goldman, Sachs & Co. acted as the sole bookrunning manager for the offering (the “Underwriter”). The Underwriter purchased these shares from the Parent at a price of $35.63 per share.

Concurrently with the completion of the offering, the Company agreed to repurchase from the Underwriter 1,600,000 of the ordinary shares that were sold by the Parent in the offering at the same $35.63 price per share paid by the Underwriter to the Parent, resulting in an aggregate purchase price of $57.0 million.  These repurchased shares have been recorded at cost within “Treasury shares” in the condensed consolidated balance sheet as of March 31, 2016.

In connection with the offering, and under the terms of the Acquisition, the Company incurred $1.9 million of advisory, accounting, legal and printing expenses on behalf of the Parent which were expensed within “Selling, general and administrative expenses” on the condensed consolidated statement of operations for the three months ended March 31, 2016.

Additionally, because a repurchase transaction was completed as part of the offering, in order to satisfy certain requirements of Luxembourg law, promptly following the completion of the offering, the Company commenced a tender offer to purchase up to an additional 1,165,000 shares from its shareholders (other than the Parent) at the same price per share that it paid to the Underwriter for the shares repurchased as part of this offering. No shares were repurchased under this tender offer as of March 31, 2016. The tender offer expired on April 25, 2016, with 38,702 ordinary shares repurchased by the Company for an aggregate purchase price of $1.4 million.

NOTE 19—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per ordinary share (“basic EPS”) is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of the Company’s ordinary shares outstanding for the applicable period. Diluted earnings (loss) per ordinary share (“diluted EPS”) is calculated using net income (loss) available to ordinary shareholders divided by diluted weighted-average ordinary shares outstanding during each period, which includes unvested RSUs and stock option awards. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential ordinary shares would have an anti-dilutive effect.

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Earnings (losses):
Net income	$76,747	$37,704
Shares:
Weighted-average ordinary shares outstanding	48,655	48,770
Dilutive effect of RSUs and option awards*	431	81
Diluted weighted-average ordinary shares outstanding	49,086	48,851
Income per share:
Income per share—basic	$1.58	$0.77
Income per share—diluted	$1.56	$0.77

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

Our major products include: styrene-butadiene latex, or SB latex, and styrene-acrylate latex, or SA latex, in our Latex segment; solution styrene-butadiene rubber, or SSBR, lithium polybutadiene rubber, or Li-PBR, emulsion styrene-butadiene rubber, or ESBR, nickel polybutadiene rubber, or Ni-PBR, and neodymium polybutadiene rubber, or Nd-PBR, in our Synthetic Rubber segment; highly engineered compounds and blends products for automotive end markets, as well as consumer electronics, medical, electrical and lighting, which we collectively call consumer essential markets, or CEM, in our Performance Plastics segment; and PC, polystyrene, acrylonitrile-butadiene-styrene, or ABS, and styrene-acrylonitrile, or SAN, in our Basic Plastics & Feedstocks segment.

2016 Year-to-Date Highlights

The first quarter of 2016 resulted in continued strong performance for Trinseo, noting net income of $77 million, Adjusted EBITDA of $143 million, and Adjusted EBITDA excluding inventory revaluation of $153 million.  Other highlights for the quarter are described below.

Secondary Offering and Tender Offer

In March 2016, the Company announced that the Parent agreed to sell 10,600,000 ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. No shares were sold by the Company as a result of this transaction.  Goldman, Sachs & Co. acted as the sole bookrunning manager for the offering (the “Underwriter”). The Underwriter purchased the shares from the Parent at a price of $35.63 per share.

Concurrently with the completion of the offering, the Company agreed to repurchase from the Underwriter 1,600,000 of the ordinary shares that were sold by the Parent in the offering at a price per-share equal to the price per-share paid by the Underwriter to the Parent, resulting in an aggregate purchase price of $57.0 million. Additionally, because a repurchase transaction was completed as part of the offering, in order to satisfy certain requirements of Luxembourg law, promptly following the completion of the offering, the Company commenced a tender offer to purchase up to an additional 1,165,000 shares from its shareholders (other than the Parent) at the same price per share that it paid to the Underwriter for the shares repurchased as part of this offering.  This tender offer expired on April 25, 2016, with 38,702 ordinary shares repurchased by the Company for an aggregate purchase price of $1.4 million.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net sales	$894.1	$1,018.3
Cost of sales	754.4	915.2
Gross profit	139.7	103.1
Selling, general and administrative expenses	54.5	51.8
Equity in earnings of unconsolidated affiliates	35.0	36.7
Operating income	120.2	88.0
Interest expense, net	18.9	28.9
Other expense, net	2.7	3.5
Income before income taxes	98.6	55.6
Provision for income taxes	21.9	17.9
Net income	$76.7	$37.7

	Three Months Ended
	March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	84.4%	89.9%
Gross profit	15.6%	10.1%
Selling, general and administrative expenses	6.1%	5.1%
Equity in earnings of unconsolidated affiliates	3.9%	3.6%
Operating income	13.4%	8.6%
Interest expense, net	2.1%	2.8%
Other expense, net	0.3%	0.3%
Income before income taxes	11.0%	5.5%
Provision for income taxes	2.4%	1.8%
Net income	8.6%	3.7%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Sales

Net sales for the three months ended March 31, 2016 decreased by $124.2 million, or 12.2%, to $894.1 million from $1,018.3 million for the three months ended March 31, 2015. Of the 12.2% decrease, 5.3% was due to lower selling prices primarily due to the pass through of lower raw material costs, including lower butadiene costs to our customers in Latex and Synthetic Rubber. Also driving this reduction in net sales was a decrease in sales volume of 3.8%, primarily within the Europe polystyrene and Asia Performance Plastics markets.  In addition, 3.0% of the decrease was related to an unfavorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar.

Cost of Sales

Cost of sales for the three months ended March 31, 2016 decreased by $160.8 million, or 17.6%, to $754.4 million from $915.2 million for the three months ended March 31, 2015. Of the 17.6% decrease, 11.5% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 2.9% of the decrease was due to a favorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar. In addition, 2.9% of the decrease was due to lower sales volume primarily within the Europe polystyrene and Asia Performance Plastics markets.

Gross Profit

Gross profit for the three months ended March 31, 2016 increased by $36.6 million, or 35.5%, to $139.7 million from $103.1 million for the three months ended March 31, 2015. The increase was primarily attributable to higher margins in styrene monomer and styrenic polymers, as well as in PC, due to improved market dynamics, partially offset by unfavorable volume impacts driven by strong prior year performance, including prior year restocking in the Europe polystyrene market, and an unfavorable currency impact, as the euro weakened in comparison to the U.S. dollar.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2016 increased by $2.7 million, or 5.2%, to $54.5 million from $51.8 million for the three months ended March 31, 2015. The increase in SG&A expenses was primarily related to an increase in stock-based compensation expense of $3.0 million as well as an increase in restructuring charges of $0.7 million as a result of our Allyn’s Point plant closure (see Notes 12 and 16 to the condensed consolidated financial statements).

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2016 was $35.0 million compared to equity in earnings of $36.7 million for the three months ended March 31, 2015. This decrease was primarily attributable to Americas Styrenics, the equity earnings from which decreased to $32.9 million from $35.2 million, driven primarily by the impact to gross profit caused by the planned turnaround at their St. James, Louisiana styrene facility. Sumika Styron Polycarbonate noted equity earnings of $2.1 million for the period compared to equity earnings of $1.5 million in the prior year, noting improved PC market conditions.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2016 was $18.9 million compared to $28.9 million for the three months ended March 31, 2015. This decrease in interest expense was primarily attributable to the impact of the debt refinancing executed in May 2015.  Refer to Note 6 in the condensed consolidated financial statements for further details of this refinancing.

Other Expense (Income), net

Other expense, net for the three months ended March 31, 2016 was $2.7 million, which consisted primarily of net foreign exchange transaction losses of approximately $1.9 million and other expenses of $0.8 million. During the first quarter of 2016, the Company recorded foreign exchange transaction losses of $5.0 million primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the quarter. Separately, the Company entered into foreign exchange forward contracts, which recorded related gains of approximately $3.1 million, largely offsetting the above described losses.

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

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2016 was $21.9 million, resulting in an effective tax rate of 22.2%.  Provision for income taxes for the three months ended March 31, 2015 was $17.9 million, resulting in an effective tax rate of 32.2%.

The increase in provision for income taxes was primarily driven by the $43.0 million increase in income before income taxes, from $55.6 million for the three months ended March 31, 2015 to $98.6 million for the three months ended March 31, 2016.

The increase in the provision for income taxes was partially offset by a reduction of losses primarily generated within our holding company subsidiaries incorporated in Luxembourg, which are not anticipated to provide a tax benefit to the Company in the future.  For the three months ended March 31, 2016 and 2015 these losses totaled approximately $12.8 million and $18.0 million, respectively. The decrease in these losses was primarily related to the reduction of non-deductible interest expenses resulting from debt refinancing transactions that occurred after the first quarter of 2015. Additionally, the overall increase in the provision for income taxes during the period was offset by the impact of a higher proportion of income before taxes in the period being attributable to non-U.S. jurisdictions, where the statutory income tax rate is lower than the U.S. statutory income tax rate.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net sales(1)
Latex segment	$209.5	$238.3
Synthetic Rubber segment	102.2	129.4
Performance Plastics segment	168.6	196.9
Basic Plastics & Feedstocks segment	413.8	453.7
Corporate unallocated(2)	—	—
Total	$894.1	$1,018.3
EBITDA(3)
Latex segment	$18.1	$21.5
Synthetic Rubber segment	23.1	26.2
Performance Plastics segment	30.0	25.1
Basic Plastics & Feedstocks segment	96.6	59.0
Corporate unallocated(2)	(27.1)	(24.8)
Total	$140.7	$107.0

	Three Months Ended
	March 31,
	2016	2015
Net sales(1)
Latex segment	23.4%	23.4%
Synthetic Rubber segment	11.4%	12.7%
Performance Plastics segment	18.9%	19.3%
Basic Plastics & Feedstocks segment	46.3%	44.6%
Corporate unallocated(2)	—%	—%
Total	100.0%	100.0%
EBITDA(3)
Latex segment	8.6%	9.0%
Synthetic Rubber segment	22.6%	20.2%
Performance Plastics segment	17.8%	12.7%
Basic Plastics & Feedstocks segment	23.3%	13.0%
Corporate unallocated(2)	(3.0)%	(2.4)%
Total	15.7%	10.5%

(1)	Inter-segment sales have been eliminated.
(2)

Corporate unallocated includes corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses. Percentages for corporate unallocated are based on total sales.

(3)

EBITDA is a non-GAAP financial measure that we refer to in making operating decisions because we believe it provides meaningful supplemental information regarding our operational performance. We present EBITDA because we believe that it is useful for investors to analyze disclosures of our operating results on the same basis as those used by our management. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (such as interest expense), asset base (such as depreciation and amortization) and tax structure. See a reconciliation of net income to EBITDA below:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net income	$76.7	$37.7
Interest expense, net	18.9	28.9
Provision for income taxes	21.9	17.9
Depreciation and amortization	23.2	22.5
EBITDA	$140.7	$107.0

There are limitations to using financial measures such as EBITDA. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.

Latex Segment

We are a global leader in SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe and the #2 position in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the three months ended March 31, 2016, approximately 44% of our Latex segment’s net sales were generated in Europe, approximately 28% were generated in the United States, and the majority of the remaining sales were generated in Asia.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net sales for the three months ended March 31, 2016 decreased by $28.8 million, or 12.1%, to $209.5 million from $238.3 million for the three months ended March 31, 2015. Of the 12.1% decrease in net sales, 7.8% was due to lower selling prices primarily due to the pass through of lower butadiene and styrene costs to our customers and 2.2% was due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar. In addition, 2.1% of the decrease was driven by decreased sales volume in Europe and North America, partially offset by higher sales volume to the Asia paper market.

EBITDA for the three months ended March 31, 2016 decreased by $3.4 million, or 15.8%, to $18.1 million from $21.5 million for the three months ended March 31, 2015. Of this 15.8% decrease, 2.3% was driven by restructuring charges of $0.7 million incurred during the quarter related to our Allyn’s Point plant closure (see Note 16 to the condensed consolidated financial statements) and 1.2% was driven by an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar. In addition, 5.7% of the decrease was due to decreased sales volume, as discussed above which, while slightly lower, were generally in line with prior quarter trends. Lastly, 6.4% of the decrease was driven by lower margin in Asia coupled with a price lag benefit experienced in the prior year that did not repeat this year, both of which were partially offset by price increases in North America.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in SSBR. While substantially all of our sales were generated in Europe for the three months ended March 31, 2016, approximately 22% of these net sales were exported to Asia, 7% to Latin America and 10% to North America.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net sales for the three months ended March 31, 2016 decreased by $27.2 million, or 21.0%, to $102.2 million from $129.4 million for the three months ended March 31, 2015. Of the 21.0% decrease in net sales, 9.3% was due to lower selling prices primarily resulting from the pass through of lower butadiene and styrene costs to customers and 4.2% was due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar. In addition, 7.6% of the decrease was due to decreased sales volume, particularly in Ni-PBR, as production decreased due to Nd-PBR plant trials.

EBITDA for the three months ended March 31, 2016 decreased by $3.1 million, or 11.8%, to $23.1 million from $26.2 million for the three months ended March 31, 2015. Of this decrease, 14.2% was driven by lower sales volume, particularly in Ni-PBR, as discussed above, as well as a 3.4% decrease due to unfavorable currency impact as the euro weakened in comparison to the U.S. dollar. Partially offsetting these decreases was a 2.9% increase due to a reduction in fixed costs and a 3.7% increase driven by higher margins, mainly due to favorable inventory timing.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net sales for the three months ended March 31, 2016 decreased by $28.3 million, or 14.4%, to $168.6 million from $196.9 million for the three months ended March 31, 2015. Of the 14.4% decrease in net sales, 7.2% was due to lower selling prices primarily related to the pass through of lower raw material costs to our customers and 2.0% was due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar. In addition, 5.2% of the decrease was due to decreased sales volume, driven by lower sales to the consumer electronics market in Asia.

EBITDA for the three months ended March 31, 2016 increased by $4.9 million, or 19.5%, to $30.0 million from $25.1 million for the three months ended March 31, 2015. Of the 19.5% increase, 24.8% was due to higher margins and 8.1% was due to a reduction in fixed costs. Partially offsetting these increases was an 11.0% decrease driven by lower sales volume, primarily caused by lower sales to the consumer electronics market in Asia, and a 2.2% decrease due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

Basic Plastics & Feedstocks Segment

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net sales for the three months ended March 31, 2016 decreased by $39.9 million, or 8.8%, to $413.8 million from $453.7 million for the three months ended March 31, 2015. Of the 8.8% decrease in net sales, 2.1% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers and 3.6% was due to unfavorable currency impact as the euro weakened in comparison to the U.S. dollar. In addition, net sales decreased by 3.1% driven by decreased polystyrene sales volume in Europe due to prior year restocking activities which did not recur in the current year.

EBITDA for the three months ended March 31, 2016 increased by $37.6 million, or 63.7%, to $96.6 million from $59.0 million for the three months ended March 31, 2015. The EBITDA increase was due primarily to higher margins, particularly in styrene monomer and styrenic polymers, as well as in PC due to improved market conditions. In addition, 3.2% of the increase was driven by reduced fixed costs, primarily due to prior year charges of $0.5 million related to our PC restructuring efforts (see Note 16 to the condensed consolidated financial statements). Partially offsetting these increases was a decrease in sales volume, primarily in the Europe polystyrene market, contributing to a 2.8% decrease, a 5.3% unfavorable currency impact as the euro weakened in comparison to the U.S. dollar, and a 2.8% decrease in equity earnings from our two joint ventures.

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

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net income	$76.7	$37.7
Interest expense, net	18.9	28.9
Provision for income taxes	21.9	17.9
Depreciation and amortization	23.2	22.5
EBITDA(a)	$140.7	$107.0
Restructuring and other charges(b)	0.7	0.5
Other non-recurring items(c)	1.8	1.3
Adjusted EBITDA	$143.2	$108.8
Inventory revaluation	9.7	42.1
Adjusted EBITDA excluding inventory revaluation(d)	$152.9	$150.9

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

(b)

Restructuring and other charges for the three months ended March 31, 2016 relate primarily to employee termination benefit and decommissioning charges incurred in connection with the Allyn’s Point shutdown with our latex business. Restructuring and other charges for the three months ended March 31, 2015 relate primarily to the PC restructuring within our Basic Plastics & Feedstocks segment, for the reimbursement of decommissioning and demolition charges to Dow in connection with the shutdown of their Freeport, Texas facility. Note that the accelerated depreciation charges incurred as part of the Allyn’s Point shutdown announced in September 2015 are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption. Refer to Note 16 in the condensed consolidated financial statements for further discussion.

(c)

Other non-recurring items for the three months ended March 31, 2016 relate to fees incurred in conjunction with the Company’s secondary offering completed in March 2016. Refer to Note 18 in the condensed consolidated financial statements for further discussion. Other non-recurring items for the three months ended March 31, 2015 represent costs related to the process of changing our corporate name from Styron to Trinseo.

(d)	See the discussion above this table for a description of Adjusted EBITDA excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2016 and 2015, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$84.9	$42.9
Investing activities	(21.6)	(27.1)
Financing activities	(58.3)	(9.5)
Effect of exchange rates on cash	2.1	(8.4)
Net change in cash and cash equivalents	$7.1	$(2.1)

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2016 totaled $84.9 million, driven by the overall strong earnings for the period. Also driving the strong positive cash from operating activities for the period was $30.0 million in dividends from our 50%-owned joint venture, Americas Styrenics.

Net cash used in operating assets and liabilities for the three months ended March 31, 2016 totaled $24.5 million, the most significant driver of which was an increase in accounts receivable of $33.7 million. The increase in accounts receivable is primarily due to timing of customer payments, as net sales for the first quarter of 2016 remained relatively flat when compared to the fourth quarter of 2015.

Net cash provided by operating activities during the three months ended March 31, 2015 totaled $42.9 million, driven by the overall strong earnings for the quarter. Also impacting cash provided by operating activities for the period was an increase due to $15.0 million in dividends from our 50%-owned joint venture, Americas Styrenics, and a decrease due to a $52.2 million semi-annual interest payment made on the 2019 Senior Notes. Net cash used in operating assets and liabilities for the three months ended March 31, 2015 totaled $7.3 million, the most significant components of which were increases in accounts receivable of $42.1 million and decreases in accounts payable and other current and non-current liabilities of $29.9 million, offset by a decrease in inventories of $53.7 million. The increase in accounts receivable is primarily due to timing of customer payments, as net sales remained relatively consistent from the fourth quarter of 2014 to the first quarter of 2015. Accounts payable and other current liabilities decreased mainly due to the timing of payments to vendors and continued decreases in the prices of raw materials. Inventory decreased due to higher volume sold during the first quarter of 2015 when compared to the fourth quarter of 2014, as well as decreases in raw materials prices.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 totaled $21.6 million, driven by capital expenditures of $26.4 million during the period, a significant portion of which related to our project to upgrade our legacy enterprise resource planning environment to the latest version of SAP.  Partially offsetting these capital expenditures were dividends received from Sumika Styron Polycarbonate during the quarter, $4.8 million of which were classified as investing activities on the condensed consolidated statement of cash flows, with the remaining $1.4 million classified as operating activities.

Net cash used in investing activities for the three months ended March 31, 2015 totaled $27.1 million consisting primarily of capital expenditures of $27.7 million during the period.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2016 totaled $58.3 million. This activity was primarily driven by $57.0 million of payments related to the repurchase of ordinary shares during the period

(see Note 18 to the condensed consolidated financial statements) as well as $1.3 million of principal payments related to our 2021 Term Loan B.

Net cash used in financing activities during the three months ended March 31, 2015 totaled $9.5 million. During the period, we had net repayments of short-term borrowings of $9.5 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China.

Capital Resources and Liquidity

We require cash principally for day-to-day operations, to finance capital investments, to purchase materials, and to service our outstanding indebtedness.  Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Credit Facility and the Accounts Receivable Securitization Facility. We believe, based on our current level of operations, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.

Our liquidity requirements are significant due to interest owed on our outstanding indebtedness, capital expenditures and our working capital requirements. As of March 31, 2016, we had $1,222.3 million in outstanding indebtedness and $888.7 million in working capital. As of December 31, 2015, we had $1,207.8 million in outstanding indebtedness and $839.8 million in working capital. As of March 31, 2016 and December 31, 2015, we had $95.0 million and $73.7 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, and prevent us from meeting our obligations. Management reacts strategically to changes in economic conditions and monitors compliance with debt covenants to seek to mitigate any potential material impacts to our financial condition and flexibility.

The following table outlines our outstanding indebtedness as of March 31, 2016 and December 31, 2015 and the associated interest expense, including amortization of deferred financing fees, and effective interest rates for such borrowings as of March 31, 2016 and December 31, 2015. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2016			December 31, 2015
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2018 Senior Secured Credit Facility
2018 Revolving Facility	$—	—	$—	$—	—	$1.6
Senior Credit Facility
2021 Term Loan B	495.2	4.3%	5.8	496.4	4.3%	15.4
2020 Revolving Facility	—	—	0.8	—	—	2.3
2019 Senior Notes	—	—	—	—	8.8%	40.4
2022 Senior Notes
USD Notes	300.0	6.8%	5.3	300.0	6.8%	13.8
Euro Notes	425.3	6.4%	6.8	409.5	6.4%	17.9
Accounts Receivable Securitization Facility	—	—	1.1	—	2.7%	4.1
Other indebtedness*	1.8	4.8%	—	1.9	2.5%	0.1
Total	$1,222.3		$19.8	$1,207.8		$95.6

* For the three months ended March 31, 2016, interest expense on “Other indebtedness” was less than $0.1 million.

Our Senior Credit Facility includes the 2020 Revolving Facility, which matures in May 2020, and has a borrowing capacity of $325.0 million. As of March 31, 2016, the Company had no outstanding borrowings, and had $311.7 million (net of $13.3 million outstanding letters of credit) of funds available for borrowings under the 2020 Revolving Facility.  Further, we note that, as of March 31, 2016, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

We also continue to maintain our Accounts Receivable Securitization Facility set to mature in May 2019, under which our borrowing capacity is $200.0 million.  As of March 31, 2016, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $133.3 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.

Our other borrowing arrangements include our $500.0 million 2021 Term Loan B (maturing in November 2021), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal, and our 2022 Senior Notes (maturing in May 2022), whose U.S. dollar equivalent outstanding amount as of March 31, 2016 totaled $725.3 million.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of March 31, 2016, the Company was in compliance with all of these debt covenant requirements.  Refer to the Annual Report for further information on the details of these covenant requirements.

Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios.

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

As noted above, during the three months ended March 31, 2016, the Company continued to generate strong cash flows from operations.  However, we can make no assurances that, in the future, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, our current indebtedness may limit our ability to procure additional financing in the future. As of March 31, 2016 and December 31, 2015, we were in compliance with all the covenants and default provisions under our debt agreements.

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders.  As of March 31, 2016, Trinseo S.A. had not declared any dividends or other cash distributions to shareholders but had capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture to provide for certain dividends or other cash distributions to shareholders should the Company determine to declare them in the future.

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

Contractual Obligations and Commercial Commitments

Other than the impact of the amendment to our supplemental employee retirement plan, which increased our projected benefit obligation under this plan by $1.3 million and extended the expected estimate of future benefit payments to 2018 (discussed in Note 11 to the condensed consolidated financial statements), there have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Item 1A of our Annual Report for the year ended December 31, 2015, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended March 31, 2016 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
Jan. 1 - Jan. 31, 2016	-	-	-	$125,000,000
Feb. 1 - Feb. 29, 2016	-	-	-	$125,000,000
March 1 - March 31, 2016	1,600,000	$35.63	1,600,000	$67,992,000
Total	1,600,000	$35.63	1,600,000	$67,992,000

(1)

The general meeting of our shareholders on May 30, 2014 authorized the repurchase of up to 10% of the Company’s issued share capital at a price per share of not less $0.01 and not more than $1,000.  This authorization ends on May 30, 2019 or on the date of its renewal by a subsequent general meeting of shareholders.  Under this authorization, the board of directors approved repurchases by the Company in an amount not to exceed $125 million in aggregate.  On March 21, 2016, the Company announced its intent to repurchase of 1,600,000 of its ordinary shares concurrent with and subject to the completion of a secondary offering of its ordinary shares by the Parent.

On March 24, 2016, the Parent sold an aggregate of 10,600,000 of our ordinary shares in a registered, underwritten public offering to Goldman, Sachs & Co. (the “Underwriter”), from whom the Company repurchased 1,600,000 ordinary shares at a price of $35.63 per share. In order to satisfy certain requirements of Luxembourg law, promptly following the completion of the offering, the Company commenced a tender offer on March 28, 2016 to offer to purchase up to an additional 1,165,000 shares from its shareholders other than the Parent at the same price per share that it paid to the Underwriter for the shares repurchased as part of the secondary offering. The tender offer expired on April 25, 2016 with 38,702 ordinary shares repurchased by the Company.

(2)

The board of directors of the Company has proposed a new share repurchase program to its shareholders in connection with its upcoming 2016 annual general meeting of shareholders on June 21, 2016.  If approved, no further offers to repurchase will be made under the Company’s existing 2014 share repurchase authorization.  Under the Company’s existing 2014 share repurchase authorization, the board of directors has authorized the Company to repurchase, subject to market and other conditions, up to $36 million of its ordinary shares through the date of the Company’s 2016 annual general meeting of shareholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 5, 2016

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

By:	/s/ Ryan J. Leib
Name:	Ryan J. Leib
Title:	Principal Accounting Officer and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

v
Exhibit No.	Description
3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to the Annual Report filed on Form 10-K, File No. 001-36473, filed March 10, 2015)

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of May 5, 2015 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed May 11, 2015)

10.1

Credit Agreement among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. together with Trinseo Holdings S.à r.l., and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent L/C issuer and swing line lender, Citigroup Global Markets Inc., as syndication agent, and the lenders from time to time party thereto, dated as of May 5, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, No. 001-36473, filed May 11, 2015)

10.2

First Amendment to Amended & Restated Employment Agreement between Trinseo US Holding, Inc., Bain Capital Everest Manager Holding SCA, and Christopher D. Pappas, dated March 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-36473, filed April 5, 2016)

10.3†	Letter Agreement, dated March 3, 2016, between Trinseo S.A. and Christopher D. Pappas, defining retirement for purpose of equity awards

10.4†	Letter Agreement, dated March 1, 2016, between Trinseo S.A. and Martin Pugh, defining retirement for purpose of equity awards

10.5†	Letter Agreement, dated March 1, 2016, between Trinseo S.A. and Marilyn N. Horner, defining retirement for purpose of equity awards

31.1†	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.