Form 10-Q
period 2016-06-30
Trinseo S.A.
filed 2016-08-03
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, there were 46,406,333 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2016

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$465,213	$431,261
Accounts receivable, net of allowance for doubtful accounts (June 30, 2016: $2,862; December 31, 2015: $2,417)	534,860	494,556
Inventories	365,139	353,097
Other current assets	27,096	10,120
Total current assets	1,392,308	1,289,034
Investments in unconsolidated affiliates	190,314	182,836
Property, plant and equipment, net of accumulated depreciation (June 30, 2016: $410,753; December 31, 2015: $375,315)	505,319	518,751
Other assets
Goodwill	31,169	31,064
Other intangible assets, net	171,644	158,218
Deferred income tax assets—noncurrent	42,705	51,395
Deferred charges and other assets	29,168	27,596
Total other assets	274,686	268,273
Total assets	$2,362,627	$2,258,894
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,000	$5,000
Accounts payable	330,413	324,629
Income taxes payable	20,229	20,804
Accrued expenses and other current liabilities	107,828	98,836
Total current liabilities	463,470	449,269
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,183,287	1,177,120
Deferred income tax liabilities—noncurrent	27,979	25,764
Other noncurrent obligations	224,478	217,727
Total noncurrent liabilities	1,435,744	1,420,611
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000,000 shares authorized (June 30, 2016: 48,778 shares issued and 46,403 shares outstanding; December 31, 2015: 48,778 shares issued and outstanding)	488	488
Additional paid-in-capital	565,590	556,532
Treasury shares, at cost (June 30, 2016: 2,374 shares; December 31, 2015: zero shares)	(93,676)	—
Retained earnings (accumulated deficit)	139,427	(18,289)
Accumulated other comprehensive loss	(148,416)	(149,717)
Total shareholders’ equity	463,413	389,014
Total liabilities and shareholders’ equity	$2,362,627	$2,258,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$969,694	$1,028,673	$1,863,778	$2,046,938
Cost of sales	799,954	886,536	1,554,366	1,801,722
Gross profit	169,740	142,137	309,412	245,216
Selling, general and administrative expenses	52,249	50,739	106,735	102,514
Equity in earnings of unconsolidated affiliates	38,602	40,841	73,628	77,548
Operating income	156,093	132,239	276,305	220,250
Interest expense, net	18,814	25,600	37,710	54,456
Loss on extinguishment of long-term debt	—	95,150	—	95,150
Other expense, net	12,875	3,233	15,544	6,784
Income before income taxes	124,404	8,256	223,051	63,860
Provision for income taxes	28,600	7,500	50,500	25,400
Net income	$95,804	$756	$172,551	$38,460
Weighted average shares- basic	46,952	48,771	47,803	48,770
Net income per share- basic	$2.04	$0.02	$3.61	$0.79
Weighted average shares- diluted	47,857	48,907	48,554	48,896
Net income per share- diluted	$2.00	$0.02	$3.55	$0.79

Repayment of equity per share	$0.30	$—	$0.30	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$95,804	$756	$172,551	$38,460
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three and six months ended June 30, 2016 and 2015, respectively):
Cumulative translation adjustments	(11,005)	35,241	2,418	(78,914)
Net gain (loss) on foreign exchange cash flow hedges	6,029	(1,440)	(1,396)	(405)
Pension and other postretirement benefit plans:
Net gain (loss) arising during period (net of tax of: 2016—$0 and ($0.5); 2015—$0 and $0)	—	—	(800)	—
Amounts reclassified from accumulated other comprehensive income (loss)	539	791	1,079	1,628
Total other comprehensive income (loss), net of tax	(4,437)	34,592	1,301	(77,691)
Comprehensive income (loss)	$91,367	$35,348	$173,852	$(39,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

		Shareholders' Equity
	Ordinary Shares Outstanding	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2015	48,778	$488	$556,532	$—	$(149,717)	$(18,289)	$389,014
Adoption of new accounting standard(1)	—	—	915	—	—	(915)	—
Net income	—	—	—	—	—	172,551	172,551
Other comprehensive income	—	—	—	—	1,301	—	1,301
Stock-based compensation activity	16	—	8,143	686	—	—	8,829
Purchase of treasury shares	(2,391)	—	—	(94,362)	—	—	(94,362)
Repayment of equity on ordinary shares	—	—	—	—	—	(13,920)	(13,920)
Balance at June 30, 2016	46,403	$488	$565,590	$(93,676)	$(148,416)	$139,427	$463,413
Balance at December 31, 2014	48,770	$488	$547,530	$—	$(75,217)	$(151,936)	$320,865
Net income	—	—	—	—	—	38,460	38,460
Other comprehensive loss	—	—	—	—	(77,691)	—	(77,691)
Stock-based compensation activity	8	—	6,219	—	—	—	6,219
Balance at June 30, 2015	48,778	$488	$553,749	$—	$(152,908)	$(113,476)	$287,853

(1)	See Notes 2 and 12 for discussion of adoption of Accounting Standards Update 2016-09.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$172,551	$38,460
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	47,973	44,281
Amortization of deferred financing fees and issuance discount	3,134	4,478
Deferred income tax	10,684	(10,617)
Stock-based compensation expense	8,816	6,219
Earnings of unconsolidated affiliates, net of dividends	(12,287)	(32,552)
Unrealized net losses (gains) on foreign exchange forward contracts	3,965	(7,747)
Loss on extinguishment of debt	—	95,150
Prepayment penalty on long-term debt	—	(68,603)
Loss on sale of businesses and other assets	12,915	—
Changes in assets and liabilities
Accounts receivable	(52,954)	(40,431)
Inventories	(16,685)	45,892
Accounts payable and other current liabilities	(1,098)	(12,134)
Income taxes payable	(1,005)	17,821
Other assets, net	(7,060)	(415)
Other liabilities, net	10,758	(5,056)
Cash provided by operating activities	179,707	74,746
Cash flows from investing activities
Capital expenditures	(53,153)	(43,594)
Proceeds from capital expenditures subsidy	—	2,191
Proceeds from the sale of businesses and other assets	129	689
Distributions from unconsolidated affiliates	4,809	—
Cash used in investing activities	(48,215)	(40,714)
Cash flows from financing activities
Deferred financing fees	—	(27,661)
Short-term borrowings, net	(126)	(15,823)
Repayments of term loans	(2,500)	—
Purchase of treasury shares	(94,362)	—
Stock-based compensation activity, net	13	—
Net proceeds from issuance of 2021 Term Loan B	—	498,750
Net proceeds from issuance of 2022 Senior Notes	—	716,625
Repayments of 2019 Senior Notes	—	(1,192,500)
Proceeds from Accounts Receivable Securitization Facility	—	25,000
Repayments of Accounts Receivable Securitization Facility	—	(25,000)
Cash used in financing activities	(96,975)	(20,609)
Effect of exchange rates on cash	(565)	(3,104)
Net change in cash and cash equivalents	33,952	10,319
Cash and cash equivalents—beginning of period	431,261	220,786
Cash and cash equivalents—end of period	$465,213	$231,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2016 and 2015 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2015 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

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

In March 2016, the FASB issued new guidance that simplifies several aspects of accounting for share-based payments. The Company adopted this guidance effective April 1, 2016.  Under this guidance, excess tax benefits associated with share-based payment awards are recognized in the statement of operations when the awards vest or settle, rather than in shareholders’ equity, and all tax-related cash flows resulting from share-based payments are reported as operating activities on the statement of cash flows.  In addition, this guidance modified the minimum statutory withholding requirements to allow entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without triggering liability classification of the award, while also clarifying that all cash payments made to taxing authorities on employees’ behalf for withheld shares are to be reported as financing activities on the statement of cash flows.  The adoption of these changes did not materially impact the Company’s financial position and result of operations. Additionally, as part of this adoption, the Company made an accounting policy election to recognize forfeitures as incurred, rather than estimating the forfeitures in advance.  The impact of this change was applied utilizing a modified retrospective approach, with an adjustment of $0.9 million recorded during the three months ended June 30, 2016 to decrease opening retained earnings and increase opening additional paid-in-capital.

NOTE 3—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is supplemented by two strategic joint ventures, the results of which are included within the Basic Plastics & Feedstocks reporting segment: Americas Styrenics LLC (“Americas Styrenics”, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate”, a polycarbonate joint venture with Sumitomo Chemical Company, Limited). Investments held in the unconsolidated affiliates are accounted for by the equity method.

As of June 30, 2016 and December 31, 2015, respectively, the Company’s investment in Americas Styrenics was $154.5 million and $143.9 million, which was $79.7 million and $91.9 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 4.3 years as of June 30, 2016. The Company received dividends from Americas Styrenics of $30.0 million and $60.0 million during the three and six months ended June 30, 2016, respectively, compared to $30.0 million and $45.0 million during the three and six months ended June 30, 2015, respectively.

As of June 30, 2016 and December 31, 2015, respectively, the Company’s investment in Sumika Styron Polycarbonate was $35.8 million and $39.0 million, which was $16.2 million and $19.8 million greater than the Company’s 50% share of the underlying net assets of Sumika Styron Polycarbonate. This amount primarily represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron Polycarbonate. This difference is being amortized over the remaining useful life of the contributed assets of 9.3 years as of June 30, 2016. The Company received dividends from Sumika Styron Polycarbonate of zero and $6.2 million during the three and six months ended June 30, 2016, respectively. The Company received no dividends from Sumika Styron Polycarbonate during the three and six months ended June 30, 2015.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales	$405,351	$500,803	$781,603	$940,373
Gross profit	$87,867	$91,692	$156,271	$169,363
Net income	$71,015	$74,461	$123,812	$140,481

NOTE 4—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2016	2015
Finished goods	$178,449	$170,380
Raw materials and semi-finished goods	156,396	151,444
Supplies	30,294	31,273
Total	$365,139	$353,097

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2015 to June 30, 2016:

	Performance Materials
		Synthetic	Performance	Basic Plastics
	Latex	Rubber	Plastics	& Feedstocks	Total
Balance at December 31, 2015	$12,412	$8,501	$2,914	$7,237	$31,064
Divestiture (Note 15)	(418)	—	—	—	(418)
Foreign currency impact	209	143	49	122	523
Balance at June 30, 2016	$12,203	$8,644	$2,963	$7,359	$31,169

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of June 30, 2016 and December 31, 2015, respectively:

		June 30, 2016			December 31, 2015
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	15	$175,574	$(70,067)	$105,507	$172,675	$(62,870)	$109,805
Manufacturing Capacity Rights	6	21,100	(7,698)	13,402	20,750	(5,888)	14,862
Software	5 - 10	49,349	(11,807)	37,542	18,006	(9,494)	8,512
Software in development	N/A	15,004	—	15,004	24,516	—	24,516
Other	N/A	189	—	189	523	—	523
Total		$261,216	$(89,572)	$171,644	$236,470	$(78,252)	$158,218

As of June 30, 2016, the Company had $15.0 million capitalized as software in development, primarily related to our project to upgrade our legacy enterprise resource planning (“ERP”) environment to the latest version of SAP. During the second quarter of 2016, we began a phased implementation of this ERP environment by geographic region, which we anticipate will be completed by the end of 2016.

Amortization expense on other intangible assets totaled $5.8 million and $10.1 million for the three and six months ended June 30, 2016, respectively, and $4.4 million and $8.9 million for the three and six months ended June 30, 2015, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
Remainder of 2016	$11,935
2017	23,581
2018	22,890
2019	22,706
2020	19,765
2021	14,234

NOTE 6—DEBT

Debt consisted of the following:

	June 30,	December 31,
	2016	2015
Senior Credit Facility
2020 Revolving Facility	$—	$—
2021 Term Loan B	493,954	496,365
2022 Senior Notes
USD Notes	300,000	300,000
Euro Notes	416,438	409,538
Accounts Receivable Securitization Facility	—	—
Other indebtedness	1,784	1,895
Total debt	1,212,176	1,207,798
Less: current portion	(5,000)	(5,000)
Less: unamortized deferred financing fees(1)	(23,889)	(25,678)
Total long-term debt, net of unamortized deferred financing fees	$1,183,287	$1,177,120

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

In May 2015, upon completion of the refinancing transactions discussed below, the Company terminated the 2018 Senior Secured Credit Facility.  Immediately prior to this termination, the Company had no outstanding borrowings under the 2018 Revolving Facility. As a result of this termination, the Company recognized a $0.7 million loss on extinguishment of long-term debt during the three and six months ended June 30, 2015, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2018 Revolving Facility.

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

The 2021 Term Loan B bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor, and was issued at a 0.25% original issue discount.  Further, the 2021 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2021 Term Loan B, with the balance to be paid at maturity. As of June 30, 2016, $5.0 million of these scheduled future payments were classified as current debt on the Company’s condensed consolidated balance sheet.

Loans under the 2020 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBO rate loans, which bear interest at a rate per annum equal to the LIBO rate plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).  As of June 30, 2016, the Borrowers will be required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

As of June 30, 2016, the Company had no outstanding borrowings, and had $308.9 million (net of $16.1 million outstanding letters of credit) of funds available for borrowing under the 2020 Revolving Facility. The Senior Credit Facility contains certain customary affirmative, negative and financial covenants. As of June 30, 2016, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility. Refer to the Annual Report for further information.

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

As a result of this redemption, during the three and six months ended June 30, 2015, the Company recorded a loss on extinguishment of long-term debt of $94.5 million, which includes the above $68.6 million call premium and $25.9 million write-off of unamortized deferred financing fees related to the 2019 Senior Notes.

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

The Indenture contains certain provisions allowing the Issuers’ to redeem the 2022 Senior Notes prior to their maturity. Additionally, the Indenture contains certain customary covenants, which the Company was in compliance with as of June 30, 2016. Refer to the Annual Report for further information.

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

As of June 30, 2016 and December 31, 2015, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $129.7 million and $123.4 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

As of June 30, 2016, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $155.2 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2016.

June 30,
Buy / (Sell)	2016
Chinese Yuan	$(56,386)
Indonesian Rupiah	$(30,436)
Swiss Franc	$24,283
Japanese Yen	$(10,346)
British Pound	$(9,332)
Euro	$(6,064)

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

Open foreign exchange cash flow hedges as of June 30, 2016 have maturities occurring over a period of 18 months, and have a net notional U.S. dollar equivalent of $270.0 million.

Net Investment Hedge

The Company’s outstanding debt includes €375.0 million of Euro Notes (see Note 6 for details).  As of June 30, 2016, the Company has designated a portion (€280.0 million) of the principal amount of these Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. As this debt was deemed to be a highly effective hedge, changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation loss of $2.1 million within accumulated other comprehensive loss as of June 30, 2016.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, net of tax, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended June 30,				Statement of Operations
	2016	2015	2016	2015	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$6,029	$(1,440)	$(735)	$76	Cost of sales
Total	$6,029	$(1,440)	$(735)	$76
Net Investment Hedges
Euro Notes	$3,798	$(2,438)	$—	$—	Other expenses, net
Total	$3,798	$(2,438)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(2,138)	$7,264	Other expenses, net
Total	$—	$—	$(2,138)	$7,264

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Six Months Ended June 30,				Statement of Operations
	2016	2015	2016	2015	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(1,396)	$(405)	$370	$76	Cost of sales
Total	$(1,396)	$(405)	$370	$76
Net Investment Hedges
Euro Notes	$(2,487)	$(2,438)	$—	$—	Other expenses, net
Total	$(2,487)	$(2,438)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$995	$(13,698)	Other expenses, net
Total	$—	$—	$995	$(13,698)

The Company recorded losses of $2.1 million and gains of $1.0 million during the three and six months ended June 30, 2016, respectively, and gains of $7.3 million and losses of $13.7 million during the three and six months ended June 30, 2015, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction gains of $2.3 million and losses of $2.6 million during the three and six months ended June 30, 2016, respectively, and losses of $10.4 million and gains of $7.6 million during the three and six months ended June 30, 2015, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of June 30, 2016, the Company has no ineffectiveness related to its foreign exchange cash flow hedges. Further, the Company expects to reclassify in the next twelve months an approximate $2.3 million net gain from other comprehensive income (loss) into earnings related to the Company’s outstanding cash flow hedges as of June 30, 2016 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2016			December 31, 2015
	Foreign Exchange	Foreign Exchange		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1,432	$2,449	$3,881	$4,592	$4,958	$9,550
Deferred charges and other assets	—	1,137	1,137	—	—	—
Total asset derivatives	$1,432	$3,586	$5,018	$4,592	$4,958	$9,550
Liability Derivatives:
Accounts payable	$999	$164	$1,163	$194	$—	$194
Other noncurrent obligations	—	—	—	—	—	—
Total liability derivatives	$999	$164	$1,163	$194	$—	$194

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

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at June 30, 2016
Derivative assets	$6,816	$(1,798)	$5,018
Derivative liabilities	2,961	(1,798)	1,163

Balance at December 31, 2015
Derivative assets	$10,044	$(494)	$9,550
Derivative liabilities	688	(494)	194

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1,432	$—	$1,432
Foreign exchange forward contracts—(Liabilities)	—	(999)	—	(999)
Foreign exchange cash flow hedges—Assets	—	3,586	—	3,586
Foreign exchange cash flow hedges—(Liabilities)	—	(164)	—	(164)
Total fair value	$—	$3,855	$—	$3,855

	December 31, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$4,592	$—	$4,592
Foreign exchange forward contracts—(Liabilities)	—	(194)	—	(194)
Foreign exchange cash flow hedges—Assets	—	4,958	—	4,958
Total fair value	$—	$9,356	$—	$9,356

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2016 and December 31, 2015, respectively:

	As of	As of
	June 30, 2016	December 31, 2015
2022 Senior Notes
USD Notes	301,500	296,250
Euro Notes	420,914	410,054
2021 Term Loan B	493,456	491,401
Total fair value	$1,215,870	$1,197,705

The fair value of the Company’s Term Loan B, USD Notes, and Euro Notes (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of June 30, 2016 and December 31, 2015.

NOTE 9—PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Effective income tax rate	23.0%	90.9%	22.6%	39.8%

Provision for income taxes for the three and six months ended June 30, 2016 were $28.6 million, resulting in an effective tax rate of 23.0%, and $50.5 million, resulting in an effective tax rate of 22.6%, respectively. Provision for income taxes for the three and six months ended June 30, 2015 were $7.5 million, resulting in an effective tax rate of 90.9%, and $25.4 million, resulting in an effective tax rate of 39.8%, respectively.

The effective income tax rate for the three and six months ended June 30, 2016 was impacted by losses generated primarily within our holding companies incorporated in Luxembourg and our primary operating company incorporated in Brazil, which were not anticipated to provide a tax benefit to the Company in the future. For the three and six months ended June 30, 2016, these losses totaled approximately $29.0 million and $41.7 million, respectively. Included in these losses was an impairment charge of $12.9 million for the estimated loss on sale of Trinseo Brazil. Refer to Note 15 for further information.

The effective income tax rate for the three and six months ended June 30, 2015 was impacted by losses generated primarily within our holding companies incorporated in Luxembourg, which were not anticipated to provide a tax benefit to the Company in the future. For the three and six months ended June 30, 2015, these losses totaled approximately $41.2 million and $58.8 million, respectively. Included in these losses were payments made during the three months ended June 30, 2015 of $18.1 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $4.3 million related to the write-off of the related unamortized deferred financing fees. Refer to Note 6 for further information.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. As of June 30, 2016 and December 31, 2015, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the sales and purchase agreement for the Styron business, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut; Dalton, Georgia; and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan; Schkopau, Germany; and Terneuzen, The Netherlands. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

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

NOTE 11—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Defined Benefit Pension Plans
Service cost	$4,211	$4,075	$8,282	$8,376
Interest cost	1,408	1,287	2,768	2,647
Expected return on plan assets	(499)	(399)	(982)	(820)
Amortization of prior service credit	(493)	(402)	(971)	(825)
Amortization of net loss	1,073	1,308	2,111	2,689
Net periodic benefit cost	$5,700	$5,869	$11,208	$12,067

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Other Postretirement Plans
Service cost	$65	$86	$128	$174
Interest cost	129	133	250	273
Amortization of prior service cost	26	26	52	52
Amortization of net gain	(43)	—	(86)	—
Net periodic benefit cost	$177	$245	$344	$499

As of June 30, 2016 and December 31, 2015, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $181.3 million and $172.5 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $2.4 million and $5.3 million during the three and six months ended June 30, 2016. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $11.0 million to its defined benefit plans for the remainder of 2016.

Supplemental Employee Retirement Plan

The Company established a non-qualified supplemental employee retirement plan in 2010.  As of December 31, 2015, benefit obligations under this plan were $13.7 million, noting $1.6 million of net loss included in AOCI, of which $1.0 million was expected to be amortized from AOCI into net periodic benefit cost in 2016.  Lastly, as of December 31, 2015, the estimated future benefit payments under this plan were $13.9 million, expected to be paid in 2017.

During the six months ended June 30, 2016, this retirement plan was amended to, among other things, extend the employment period covered by the plan, resulting in an increase to the benefit obligation under this plan of $1.3 million and a corresponding actuarial loss recorded to AOCI.  The amounts expected to be amortized from AOCI into net periodic benefit cost for 2016 remains approximately $1.0 million.  As a result of this amendment, the estimated future benefit payments under this plan were $15.3 million as of June 30, 2016, and are expected to be paid in 2018.

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

 Time-based Restricted Stock Awards

For the six month period ended June 30, 2016, there were no grants of time-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $0.4 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $0.8 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.3 years.

Modified Time-based Restricted Stock Awards

For the six month period ended June 30, 2016, there were no grants of modified time-based restricted stock awards. Total compensation expense recognized for modified time-based restricted stock awards was $0.7 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $1.5 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $3.0 million of total unrecognized compensation cost related to the modified time-based restricted stock awards, which is expected to be recognized over a weighted-average period of 1.1 years.

2014 Omnibus Incentive Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014, under which the maximum number of ordinary shares that may be delivered upon satisfaction of awards granted under such plan is 4.5 million shares. Since that time, the board of directors of the Company has approved equity award grants for certain executives and employees, comprised of restricted share units (or RSUs) and options to purchase shares (“option awards”).

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

The fair value of RSUs is equal to the fair market value of the Company’s ordinary shares based on the closing price on the date of grant. During the three and six months ended June 30, 2016, the Company granted 21,446 and 340,551 RSUs, respectively, at a weighted-average grant date fair value per unit of $47.45 and $28.26, respectively. Total compensation expense recognized for all outstanding RSUs was $1.4 million and $2.5 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, there was $12.4 million of total unrecognized compensation cost related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the price of the Company’s ordinary shares. During the three and six months ended June 30, 2016, the Company granted 27,404 and 568,981 option awards, respectively, at a weighted-average grant date fair value per option award of $14.16 and $10.10, respectively.

Since the Company’s equity interests were privately held prior to the IPO in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company has enough publicly traded history of its ordinary shares to determine expected volatility based solely on its ordinary shares, estimated volatility of options granted will be based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For the options granted during the three and six months ended June 30, 2016, the simplified method was used to calculate the expected term of options, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

The following are the weighted-average assumptions used within the Black-Scholes pricing model for options granted during the six months ended June 30, 2016:

Six Months Ended
June 30,
2016
Expected term (in years)	5.50
Expected volatility	40.00%
Risk-free interest rate	1.42%
Dividend yield	0.60%

Total compensation expense for the option awards was $0.8 million and $4.1 million for the three and six months ended June 30, 2016, respectively, and $1.2 million and $1.4 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, there was $2.8 million of total unrecognized compensation cost related to the option awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Adoption of Accounting Standards Update

As discussed in Note 2, effective April 1, 2016, the Company adopted new accounting guidance issued by the FASB that simplifies several aspects of accounting for share-based payments.  Among other things, as part of this adoption, the Company made an accounting policy election to recognize forfeitures as incurred, rather than estimating the forfeitures in advance.  The impact of this change was applied utilizing a modified retrospective approach, with an adjustment of $0.9 million recorded during the three months ended June 30, 2016 to decrease opening retained earnings and increase opening additional paid-in-capital.  All other impacts of this adoption were not material to the Company’s financial position and results of operations.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a ten year initial term advisory agreement with Bain Capital Partners, LLC and Portfolio Company Advisors Limited (the “Advisory Agreement”) wherein Bain Capital Partners, LLC and Portfolio Company Advisors Limited provides management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014.  Bain Capital will continue to provide an immaterial level of ad hoc advisory services for the Company going forward. In conjunction with the foregoing, we incurred Bain Capital Partners, LLC and Portfolio Company

Advisors Limited fees (including out-of-pocket expenses) of zero for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.

In March 2016, the Company announced that the Parent agreed to sell 10,600,000 ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. In May 2016, the Parent agreed to sell an additional 8,000,000 ordinary shares (see Note 18 for further details). In connection with these offerings, and under the terms of the Acquisition, the Company incurred advisory, accounting, legal and printing expenses on behalf of the Parent of $0.3 million and $2.2 million during the three and six months ended June 30, 2016, respectively. These expenses were included within “Selling, general and administrative expenses” on the condensed consolidated statement of operations.

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

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Three Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
June 30, 2016
Sales to external customers	$232,471	$111,391	$183,891	$441,941	$—	$969,694
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	38,602	—	38,602
EBITDA(1)	16,929	30,216	22,273	121,007
Investment in unconsolidated affiliates	—	—	—	190,314	—	190,314
Depreciation and amortization	5,881	8,892	1,589	6,701	1,790	24,853
June 30, 2015
Sales to external customers	$247,512	$115,370	$185,304	$480,487	$—	$1,028,673
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	40,841	—	40,841
EBITDA(1)	14,904	18,461	21,256	122,155
Investment in unconsolidated affiliates	—	—	—	200,206	—	200,206
Depreciation and amortization	6,196	7,378	1,373	6,015	765	21,727

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Six Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
June 30, 2016
Sales to external customers	$441,952	$213,588	$352,520	$855,718	$—	$1,863,778
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	73,628	—	73,628
EBITDA(1)	35,033	53,295	52,265	217,611
Investment in unconsolidated affiliates	—	—	—	190,314	—	190,314
Depreciation and amortization	12,161	16,935	3,133	13,151	2,593	47,973
June 30, 2015
Sales to external customers	$485,768	$244,774	$382,249	$934,147	$—	$2,046,938
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	77,548	—	77,548
EBITDA(1)	36,352	44,632	46,344	181,145
Investment in unconsolidated affiliates	—	—	—	200,206	—	200,206
Depreciation and amortization	12,566	15,169	2,786	12,244	1,516	44,281

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total segment EBITDA	$190,425	$176,776	$358,204	$308,473
Corporate unallocated	(22,354)	(121,193)	(49,470)	(145,876)
Less: Interest expense, net	18,814	25,600	37,710	54,456
Less: Provision for income taxes	28,600	7,500	50,500	25,400
Less: Depreciation and amortization	24,853	21,727	47,973	44,281
Net income	$95,804	$756	$172,551	$38,460

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

NOTE 15—DIVESTITURES

Divestiture of Brazil Business

During the second quarter of 2016, the Company signed a definitive agreement to sell Trinseo do Brasil Comercio de Produtos Quimicos Ltda. (“Trinseo Brazil”), its primary operating entity in Brazil which includes both a latex and automotive business. Under the agreement of sale, which is expected to close no later than the fourth quarter of 2016, Trinseo Brazil will be sold to a single counterparty, for a selling price that is subject to certain contingent consideration payments, which could be paid by the buyer over a 5-year period subsequent to the closing date, based on the results of the Trinseo Brazil latex business during that time.

As a result of this agreement, during the three and six months ended June 30, 2016, the Company recorded an impairment charge for the estimated loss on sale of approximately $12.9 million within “Other expense, net” in the condensed consolidated statement of operations.  This charge primarily relates to the unrecoverable net book value of property, plant and equipment along with certain working capital balances and has been allocated as $8.6 million, $4.0 million, and $0.3 million to the Performance Plastics segment, Latex segment, and Corporate, respectively. This loss on sale has been recorded as an estimate based on available information and is subject to change through the completion of the sale.

In addition, as of June 30, 2016, the Company recorded all assets and liabilities associated with Trinseo Brazil as held-for-sale within “Other current assets” and “Accrued expenses and other current liabilities,” respectively, in the condensed consolidated balance sheet. The key components of the assets, adjusted for the above impairment charges, and liabilities classified as held-for-sale at June 30, 2016 consisted of the following:

June 30,
2016
Assets
Accounts receivable, net of allowance for doubtful accounts	$7,311
Inventories	5,237
Goodwill	418
Deferred charges and other assets	26
Total assets held-for-sale	$12,992

Liabilities
Accounts payable	$4,765
Income taxes payable	288
Accrued expenses and other current liabilities	2,005
Other non-current obligations	2,662
Total liabilities held-for-sale	$9,720

The results of operations associated with the latex and automotive businesses of Trinseo Brazil were not classified as discontinued operations as the decision to divest these businesses does not represent a strategic shift that has, or will have, a major effect on the Company’s financial position or results of operations.

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

NOTE 16—RESTRUCTURING

Divestiture of Brazil Business

As discussed in Note 15, during the second quarter of 2016, the Company signed a definitive agreement to sell Trinseo Brazil.  While the majority of the Company’s current operations in Brazil will be transferred to the buyer, certain corporate functions not included in the sale will be eliminated by the Company prior to the completion of the sale, resulting in the exit of all direct operations in Brazil.

As a result, for the three and six months ended June 30, 2016, the Company recorded restructuring charges of $0.6 million related to employee termination benefit charges, which are included within “Selling, general, and administrative expenses” in the condensed consolidated statements of operations and were allocated entirely to Corporate.  As no amounts related to these charges have been paid as of June 30, 2016, the entire balance of these charges is recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

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

The Company recorded restructuring charges of zero and $0.5 million for the three and six months ended June 30, 2016, respectively, relating to the accelerated depreciation of the related assets at the Allyn’s Point facility, and $0.5 million and $1.2 million, respectively, of employee termination benefit and decommissioning charges, which are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were allocated entirely to the Latex segment.    No charges were incurred during the three and six months ended June 30, 2015. Employee termination benefit charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet, the balances for which are displayed in the below table.

	Balance at			Balance at
	December 31, 2015	Expenses	Deductions(1)	June 30, 2016
Employee termination benefit charges	$434	$363	$(135)	$662
Other(2)	—	839	(839)	—
Total	$434	$1,202	$(974)	$662

(1)	Includes payments made against the existing accrual.
(2)	Includes decommissioning charges incurred, primarily related to labor and third party service costs.

The Company does not expect to incur additional employee termination benefit charges related to this restructuring, with the majority of the benefits expected to be paid by December 31, 2016.  The Company also expects to incur additional decommissioning costs associated with this plant shutdown in 2016, the cost of which will be expensed as incurred, within the Latex segment.

Restructuring in Polycarbonate

During the second quarter of 2014, the Company announced a restructuring within its Basic Plastics & Feedstocks segment to exit the commodity market for PC in North America and to terminate existing arrangements with Dow regarding manufacturing services for the Company at Dow’s Freeport, Texas facility (the “Freeport facility”). Production at the Freeport facility ceased as of September 30, 2014, and decommissioning and demolition was completed in the first quarter of 2015.

For the three and six months ended June 30, 2015, the Company recorded restructuring charges of zero and $0.5 million, respectively, related to the reimbursement of decommissioning and demolition costs incurred by Dow. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Basic Plastics & Feedstocks segment. There were no remaining amounts accrued in the condensed consolidated balance sheet as of December 31, 2015.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), net of income taxes, consisted of:

	Currency	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2016 and 2015	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of March 31, 2016	$(95,697)	$(46,426)	$(1,856)	$(143,979)
Other comprehensive income (loss)	(11,005)	—	5,294	(5,711)
Amounts reclassified from AOCI to net income (1)	—	539	735	1,274
Balance as of June 30, 2016	$(106,702)	$(45,887)	$4,173	$(148,416)

Balance as of March 31, 2015	$(131,910)	$(56,625)	$1,035	$(187,500)
Other comprehensive income (loss)	35,241	—	(1,370)	33,871
Amounts reclassified from AOCI to net income (1)	—	791	(70)	721
Balance as of June 30, 2015	$(96,669)	$(55,834)	$(405)	$(152,908)

	Currency	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2016 and 2015	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2015	$(109,120)	$(46,166)	$5,569	$(149,717)
Other comprehensive income (loss)	2,418	(800)	(1,026)	592
Amounts reclassified from AOCI to net income (1)	—	1,079	(370)	709
Balance at June 30, 2016	$(106,702)	$(45,887)	$4,173	$(148,416)

Balance at December 31, 2014	$(17,755)	$(57,462)	$—	$(75,217)
Other comprehensive income (loss)	(78,914)	—	(335)	(79,249)
Amounts reclassified from AOCI to net income (1)	—	1,628	(70)	1,558
Balance at June 30, 2015	$(96,669)	$(55,834)	$(405)	$(152,908)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and six months ended June 30, 2016 and 2015, respectively:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations
	2016	2015	2016	2015	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$735	$(76)	$(370)	$(76)	Cost of sales
Total before tax	735	(76)	(370)	(76)
Tax effect	—	6	—	6	Provision for income taxes
Total, net of tax	$735	$(70)	$(370)	$(70)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(467)	$(376)	$(920)	$(773)	(a)
Net actuarial loss	1,265	1,512	2,519	3,097	(a)
Total before tax	798	1,136	1,599	2,324
Tax effect	(259)	(345)	(520)	(696)	Provision for income taxes
Total, net of tax	$539	$791	$1,079	$1,628

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 11).

NOTE 18—SHAREHOLDERS’ EQUITY

Secondary Offerings and Tender Offer

In March 2016, the Company announced that the Parent agreed to sell 10,600,000 of the Company’s ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. Goldman, Sachs & Co. acted as the sole bookrunning manager for the offering (the “Underwriter”). The Underwriter purchased these shares from the Parent at a price of $35.63 per share. In May 2016, the Underwriter purchased an additional 8,000,000 of the Company’s ordinary shares from the Parent at a price of $42.90. No ordinary shares were sold by the Company as a result of these transactions.

Concurrently with the completion of the offering in March 2016, the Company agreed to repurchase from the Underwriter 1,600,000 of the ordinary shares that were sold by the Parent in the offering at the same $35.63 price per share paid by the Underwriter to the Parent, resulting in an aggregate purchase price of $57.0 million.  These repurchased shares have been recorded at cost within “Treasury shares” in the condensed consolidated balance sheet as of June 30, 2016.

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

Share Repurchases and Repayment of Equity

During the second quarter of 2016, the Company purchased an additional 752,437 ordinary shares from its shareholders through a combination of open market transactions for an aggregate purchase price of $36.0 million. These repurchased shares have been recorded at cost within “Treasury shares” in the condensed consolidated balance sheet as of June 30, 2016.

In June 2016, pursuant the authority granted to it by its shareholders, the Company’s board of directors declared a repayment of equity of $0.30 per ordinary share payable in cash on July 20, 2016 to shareholders of record as of the close of business on July 6, 2016.  The total amount payable of $13.9 million was recorded within “Accrued expenses and other current liabilities” on the Company’s condensed consolidated balance sheet as of June 30, 2016.

NOTE 19—EARNINGS PER SHARE

Basic earnings per ordinary share (“basic EPS”) is computed by dividing net income available to ordinary shareholders by the weighted average number of the Company’s ordinary shares outstanding for the applicable period. Diluted earnings per ordinary share (“diluted EPS”) is calculated using net income available to ordinary shareholders divided by diluted weighted-average ordinary shares outstanding during each period, which includes unvested RSUs and stock option awards. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential ordinary shares would have an anti-dilutive effect.

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Earnings:
Net income	$95,804	$756	$172,551	$38,460
Shares:
Weighted-average ordinary shares outstanding	46,952	48,771	47,803	48,770
Dilutive effect of RSUs and option awards*	905	136	751	126
Diluted weighted-average ordinary shares outstanding	47,857	48,907	48,554	48,896
Income per share:
Income per share—basic	$2.04	$0.02	$3.61	$0.79
Income per share—diluted	$2.00	$0.02	$3.55	$0.79

* Refer to Note 12 for discussion of RSUs and option awards granted to certain Company directors and employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016 Year-to-Date Highlights

The second quarter of 2016 resulted in continued strong performance for Trinseo, noting net income of $96 million, Adjusted EBITDA of $182 million, and Adjusted EBITDA excluding inventory revaluation of $169 million.  We’ve experienced similar results on a year-to-date basis, noting net income of $173 million, Adjusted EBITDA of $326 million, and Adjusted EBITDA excluding inventory revaluation of $322 million. Refer to “Other Important Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance.

Other highlights for the year are described below.

Secondary Offerings and Tender Offer

In March 2016, the Company announced that the Parent agreed to sell 10,600,000 ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. Goldman, Sachs & Co. acted as the sole bookrunning manager for the offering (the “Underwriter”). The Underwriter purchased the shares from the Parent at a price of $35.63 per share. In May 2016, the Underwriter purchased an additional 8,000,000 of the Company’s ordinary shares from the Parent at a price of $42.90.

Concurrently with the completion of the offering in March 2016, the Company agreed to repurchase from the Underwriter 1,600,000 of the ordinary shares that were sold by the Parent in the offering at the same $35.63 price per share paid by the Underwriter to the Parent, resulting in an aggregate purchase price of $57.0 million.  Additionally, because a repurchase transaction was completed as part of the offering, in order to satisfy certain requirements of Luxembourg law, the Company commenced a tender offer which resulted in the repurchase of 38,702 ordinary shares for an aggregate purchase price of $1.4 million.

Share Repurchases and Repayment of Equity

During the second quarter of 2016, the Company purchased an additional 752,437 ordinary shares from its shareholders through a combination of open market transactions for an aggregate purchase price of $36.0 million. In June 2016, the Company’s board of directors authorized additional repurchases of up to $100.0 million of the Company’s ordinary shares through periodic open market transactions.

In June 2016, the Company’s board of directors declared a repayment of equity of $0.30 per ordinary share payable in cash on July 20, 2016 to shareholders of record as of the close of business on July 6, 2016.

Appointment of Chief Financial Officer

In May 2016, the Company announced the appointment of Barry Niziolek as Executive Vice President and Chief Financial Officer of Trinseo, effective June 13, 2016.

Divestiture of Brazil Businesses

During the second quarter of 2016, the Company signed a definitive agreement to sell its primary operating entity in Brazil, which includes both a latex and automotive business. The sale is expected to close no later than the fourth quarter of 2016.  As a result, during the second quarter of 2016, the Company recorded an impairment charge for the estimated loss on sale of approximately $12.9 million as well as $0.6 million of restructuring charges.  Refer to Notes 15 and 16 in the condensed consolidated financial statements for further information.  We do not expect this divestiture to have a material impact on the Company’s ongoing financial position or results of operations.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net sales	$969.7	$1,028.7	$1,863.8	$2,046.9
Cost of sales	800.0	886.5	1,554.4	1,801.7
Gross profit	169.7	142.2	309.4	245.2
Selling, general and administrative expenses	52.2	50.7	106.7	102.4
Equity in earnings of unconsolidated affiliates	38.6	40.8	73.6	77.5
Operating income	156.1	132.3	276.3	220.3
Interest expense, net	18.8	25.6	37.7	54.5
Loss on extinguishment of long-term debt	—	95.2	—	95.2
Other expense, net	12.9	3.2	15.5	6.7
Income before income taxes	124.4	8.3	223.1	63.9
Provision for income taxes	28.6	7.5	50.5	25.4
Net income	$95.8	$0.8	$172.6	$38.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.5%	86.2%	83.4%	88.0%
Gross profit	17.5%	13.8%	16.6%	12.0%
Selling, general and administrative expenses	5.4%	4.9%	5.7%	5.0%
Equity in earnings of unconsolidated affiliates	4.0%	4.0%	3.9%	3.8%
Operating income	16.1%	12.9%	14.8%	10.8%
Interest expense, net	1.9%	2.5%	2.0%	2.7%
Loss on extinguishment of long-term debt	—%	9.3%	—%	4.7%
Other expense, net	1.3%	0.3%	0.8%	0.3%
Income before income taxes	12.9%	0.8%	12.0%	3.1%
Provision for income taxes	2.9%	0.7%	2.7%	1.2%
Net income	10.0%	0.1%	9.3%	1.9%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net Sales

Net sales for the three months ended June 30, 2016 decreased by $59.0 million, or 5.7%, to $969.7 million from $1,028.7 million for the three months ended June 30, 2015. Of the 5.7% decrease, 8.3% was due to lower selling prices primarily due to the pass through of lower raw material costs, including lower styrene and butadiene costs to our customers in Latex and Synthetic Rubber. Partially offsetting this decrease in selling prices was a slight increase of 0.7% due to sales volume as well as an increase of 1.9% due to a favorable currency impact across our segments as the euro strengthened in comparison to the U.S. dollar.

Cost of Sales

Cost of sales for the three months ended June 30, 2016 decreased by $86.5 million, or 9.8%, to $800.0 million from $886.5 million for the three months ended June 30, 2015. Of the 9.8% decrease, 9.1% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 1.5% of the decrease was due to slightly lower fixed costs from prior year plant turnaround activity.  Partially offsetting this decrease was an increase of 1.8% due to an unfavorable currency impact across our segments as the euro strengthened in comparison to the U.S. dollar.

Gross Profit

Gross profit for the three months ended June 30, 2016 increased by $27.5 million, or 19.3%, to $169.7 million from $142.2 million for the three months ended June 30, 2015. The increase was primarily attributable to higher margins in polycarbonate, or PC, as well as in our Latex and Performance Plastics segments, as well as a favorable currency impact as the euro strengthened in comparison to the U.S. dollar.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2016 increased by $1.5 million, or 3.0%, to $52.2 million from $50.7 million for the three months ended June 30, 2015. The slight increase in SG&A expenses was primarily related to an increase in restructuring charges of $1.0 million as a result of our Allyn’s Point plant closure and our decision to divest our operations in Brazil.  Refer to Note 16 in the condensed consolidated financial statements for further information.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2016 was $38.6 million compared to equity in earnings of $40.8 million for the three months ended June 30, 2015. This decrease was primarily attributable to a slight decrease in the equity earnings from Americas Styrenics for the period, due to lower margin from the timing of raw material purchases.  Sumika Styron Polycarbonate noted equity earnings of $0.9 million for the period, compared to $0.2 million in the prior year, noting improved PC market conditions.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2016 was $18.8 million compared to $25.6 million for the three months ended June 30, 2015. This decrease in interest expense was primarily attributable to the impact of the debt refinancing executed in May 2015, which reduced applicable interest rates.  Refer to Note 6 in the condensed consolidated financial statements for further information.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was zero for the three months ended June 30, 2016, compared to $95.2 million for the three months ended June 30, 2015, related to the debt refinancing in May 2015. This amount was comprised of a $68.6 million call premium paid to retire the Company’s 2019 Senior Notes and a $25.9 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.7 million of unamortized deferred financing fees related to the termination of the Company’s 2018 Revolving Facility.

Other Expense, net

Other expense, net for the three months ended June 30, 2016 was $12.9 million, driven by an impairment charge for the estimated loss on sale of its latex and automotive businesses in Brazil of approximately $12.9 million, as well as other expenses of $0.2 million. Refer to Note 15 in the condensed consolidated financial statements for further information.  These losses were slightly offset by net foreign exchange transaction gains of approximately $0.2 million. Included in this net gain of $0.2 million were foreign exchange transaction gains of $2.3 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the quarter, offset by $2.1 million in losses from our foreign exchange forward contracts.

Other expense, net for the three months ended June 30, 2015 was $3.2 million, which consisted primarily of net foreign exchange transaction losses of approximately $3.1 million and other expenses of $0.1 million. Included in the net foreign exchange losses of $3.1 million were foreign exchange transaction losses of $10.4 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the quarter, offset by $7.3 million in gains from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2016 was $28.6 million, resulting in an effective tax rate of 23.0%.  Provision for income taxes for the three months ended June 30, 2015 was $7.5 million, resulting in an effective tax rate of 90.9%.

The increase in provision for income taxes was primarily driven by the $116.1 million increase in income before income taxes, from $8.3 million for the three months ended June 30, 2015 to $124.4 million for the three months ended June 30, 2016.

This increase in the provision for income taxes was partially offset by a net reduction of losses generated within companies which are not anticipated to provide a tax benefit to the Company in the future.  These losses are primarily generated within our holding companies incorporated in Luxembourg and our primary operating company incorporated in Brazil.  For the three months ended June 30, 2016 these losses totaled approximately $29.0 million and included an impairment charge of $12.9 million for the estimated loss on sale of Trinseo Brazil.  Refer to Note 15 in the condensed consolidated financial statements for further information.

For the three months ended June 30, 2015 these losses totaled approximately $41.2 million and included payments made in our Luxembourg entities of $18.1 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $4.3 million related to the write off of the related unamortized deferred financing fees.  Refer to Note 6 in the condensed consolidated financial statements for further information.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net Sales

Net sales for the six months ended June 30, 2016 decreased by $183.1 million, or 8.9%, to $1,863.8 million from $2,046.9 million for the six months ended June 30, 2015. Of the 8.9% decrease, 6.5% was due to lower selling prices primarily due to the pass through of lower raw material costs, including lower styrene and butadiene costs to our customers in Latex and Synthetic Rubber. Also driving this reduction in net sales was a decrease of 1.7% due to sales volume, primarily within both the polystyrene and Performance Plastics markets in Asia, and a decrease of 0.7% due to an unfavorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

Cost of Sales

Cost of sales for the six months ended June 30, 2016 decreased by $247.3 million, or 13.7%, to $1,554.4 million from $1,801.7 million for the six months ended June 30, 2015. Of the 13.7% decrease, 10.3% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 1.9% of the decrease was due to lower sales volume primarily within both the polystyrene and Performance Plastics markets in Asia.  Also contributing to the decrease was a 0.9% impact from the reduction in fixed costs due to prior year plant turnaround activity and a 0.7% decrease due to a favorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

Gross Profit

Gross profit for the six months ended June 30, 2016 increased by $64.2 million, or 26.2%, to $309.4 million from $245.2 million for the six months ended June 30, 2015. The increase was primarily attributable to higher margins in our Basic Plastics & Feedstocks, Latex, and Performance Plastics segments.  Partially offsetting this increase was an unfavorable volume impact driven by lower sales to both the polystyrene and Performance Plastics markets in Asia as well as an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2016 increased by $4.3 million, or 4.2%, to $106.7 million from $102.4 million for the six months ended June 30, 2015. The increase in SG&A expenses was primarily related to an increase in stock-based compensation expense of $2.6 million as well as an increase in restructuring charges of $1.4 million primarily as a result of our Allyn’s Point plant closure and our decision to divest our operations in Brazil.  Refer to Note 16 in the condensed consolidated financial statements for further information.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2016 was $73.6 million compared to equity in earnings of $77.5 million for the six months ended June 30, 2015. This decrease was primarily attributable the equity earnings from Americas Styrenics, which decreased to $70.6 million from $75.8 million, driven primarily by the impact to gross profit caused by the planned turnaround at their St. James, Louisiana styrene facility during the first quarter of 2016.  Sumika Styron Polycarbonate noted equity earnings of $3.0 million for the period, compared to $1.7 million in the prior year, noting improved PC market conditions.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2016 was $37.7 million compared to $54.5 million for the six months ended June 30, 2015. This decrease in interest expense was primarily attributable to the impact of the debt refinancing executed in May 2015, which reduced applicable interest rates.  Refer to Note 6 in the condensed consolidated financial statements for further information.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was zero for the six months ended June 30, 2016, compared to $95.2 million for the six months ended June 30, 2015, related to the debt refinancing in May 2015. This amount was comprised of a $68.6 million call premium paid to retire the Company’s 2019 Senior Notes and a $25.9 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.7 million of unamortized deferred financing fees related to the termination of the Company’s 2018 Revolving Facility.

Other Expense, net

Other expense, net for the six months ended June 30, 2016 was $15.5 million, driven by an impairment charge for the estimated loss on sale of its latex and automotive businesses in Brazil of approximately $12.9 million, as well as other expenses of $1.0 million. Refer to Note 15 in the condensed consolidated financial statements for further information.  Adding to these losses were net foreign exchange transaction losses of $1.6 million.  Included in these net losses of $1.6 million were foreign exchange transaction losses of $2.6 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $1.0 million in gains from our foreign exchange forward contracts.

Other expense, net for the six months ended June 30, 2015 was $6.7 million, which consisted primarily of net foreign exchange transaction losses of approximately $6.1 million and other expenses of $0.6 million. Included in the net foreign exchange losses of $6.1 million were foreign exchange transaction gains of $7.6 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $13.7 million in losses from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2016 was $50.5 million, resulting in an effective tax rate of 22.6%.  Provision for income taxes for the six months ended June 30, 2015 was $25.4 million, resulting in an effective tax rate of 39.8%.

The increase in provision for income taxes was primarily driven by the $159.2 million increase in income before income taxes, from $63.9 million for the six months ended June 30, 2015 to $223.1 million for the six months ended June 30, 2016.

This increase in the provision for income taxes was partially offset by a net reduction of losses generated within companies which are not anticipated to provide a tax benefit to the Company in the future.  These losses are primarily generated within our holding companies incorporated in Luxembourg and our primary operating company incorporated in Brazil.  For the six months ended June 30, 2016 these losses totaled approximately $41.7 million and included an impairment charge of $12.9 million for the estimated loss on sale of Trinseo Brazil.  Refer to Note 15 in the condensed consolidated financial statements for further information.

For the six months ended June 30, 2015 these losses totaled approximately $58.8 million and included payments made in our Luxembourg entities of $18.1 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $4.3 million related to the write off of the related unamortized deferred financing fees.  Refer to Note 6 in the condensed consolidated financial statements for further information.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net sales(1)
Latex segment	$232.5	$247.5	$442.0	$485.8
Synthetic Rubber segment	111.4	115.4	213.6	244.8
Performance Plastics segment	183.9	185.3	352.5	382.2
Basic Plastics & Feedstocks segment	441.9	480.5	855.7	934.1
Corporate unallocated(2)	—	—	—	—
Total	$969.7	$1,028.7	$1,863.8	$2,046.9
EBITDA(3)
Latex segment	$16.9	$14.9	$35.0	$36.4
Synthetic Rubber segment	30.2	18.5	53.3	44.6
Performance Plastics segment	22.3	21.3	52.3	46.3
Basic Plastics & Feedstocks segment	121.0	122.2	217.6	181.1
Corporate unallocated(2)	(22.3)	(121.3)	(49.5)	(145.8)
Total	$168.1	$55.6	$308.7	$162.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales(1)
Latex segment	24.0%	24.1%	23.7%	23.7%
Synthetic Rubber segment	11.5%	11.2%	11.5%	12.0%
Performance Plastics segment	19.0%	18.0%	18.9%	18.7%
Basic Plastics & Feedstocks segment	45.5%	46.7%	45.9%	45.6%
Corporate unallocated(2)	—%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
EBITDA(3)
Latex segment	7.3%	6.0%	7.9%	7.5%
Synthetic Rubber segment	27.1%	16.0%	25.0%	18.2%
Performance Plastics segment	12.1%	11.5%	14.8%	12.1%
Basic Plastics & Feedstocks segment	27.4%	25.4%	25.4%	19.4%
Corporate unallocated(2)	(2.3)%	(11.8)%	(2.7)%	(7.1)%
Total	17.3%	5.4%	16.6%	7.9%

(1)	Inter-segment sales have been eliminated.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net income	$95.8	$0.8	$172.6	$38.5
Interest expense, net	18.8	25.6	37.7	54.5
Provision for income taxes	28.6	7.5	50.5	25.4
Depreciation and amortization	24.9	21.7	47.9	44.2
EBITDA	$168.1	$55.6	$308.7	$162.6

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

Latex Segment

We are a global leader in styrene-butadiene latex, or SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex in Europe and the #2 position in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the six months ended June 30, 2016, approximately 43% of our Latex segment’s net sales were generated in Europe, approximately 27% were generated in the United States, and the majority of the remaining sales were generated in Asia.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net sales for the three months ended June 30, 2016 decreased by $15.0 million, or 6.1%, to $232.5 million from $247.5 million for the three months ended June 30, 2015. Of the 6.1% decrease in net sales, 6.8% was due to lower selling prices primarily due to the pass through of lower butadiene and styrene costs to our customers and 0.6% was driven by decreased sales volume in Europe and North America, partially offset by higher sales volume to the Asia paper and carpet markets. These decreases were partially offset by an increase of 1.3% due to a favorable currency impact as the euro strengthened in comparison to the U.S. dollar.

EBITDA for the three months ended June 30, 2016 increased by $2.0 million, or 13.4%, to $16.9 million from $14.9 million for the three months ended June 30, 2015. Driving this increase were improvements in margin of approximately $6.8 million driven by price increases in North America as well as unfavorable price lag in the prior year.  This increase was partially offset by an impairment charge of $4.0 million recorded during 2016 on the estimated loss on sale of the Company’s latex business in Brazil as well as increased restructuring charges of $0.6 million compared to prior year related to our Allyn’s Point plant closure.  Refer to Notes 15 and 16, respectively, in the condensed consolidated financial statements for further information.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net sales for the six months ended June 30, 2016 decreased by $43.8 million, or 9.0%, to $442.0 million from $485.8 million for the six months ended June 30, 2015. Of the 9.0% decrease in net sales, 7.2% was due to lower selling prices, primarily due to the pass through of lower butadiene and styrene costs to our customers, and 1.3% was due to lower sales volume in Europe and North America, partially offset by higher sales volume to the Asia paper and carpet markets.  In addition, 0.5% of the decrease was driven by an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

EBITDA for the six months ended June 30, 2016 decreased by $1.4 million, or 3.8%, to $35.0 million from $36.4 million for the six months ended June 30, 2015. Driving this decrease was an impairment charge of $4.0 million recorded during 2016 on the estimated loss on sale of the Company’s latex business in Brazil as well as increased restructuring charges of $1.2 million compared to prior year related to our Allyn’s Point plant closure.  Refer to Notes 15 and 16, respectively, in the condensed consolidated financial statements for further information.  Partially offsetting these decreases were margin improvements of $5.3 million driven by price increases in North America.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in solution styrene-butadiene rubber, or SSBR. While substantially all of our sales were generated in Europe for the six months ended June 30, 2016, approximately 23% of these net sales were exported to Asia, 7% to Latin America and 9% to North America.

We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR, lithium polybutadiene rubber, or Li-PBR, and neodymium polybutadiene rubber, or Nd-PBR, while also producing core products, such as emulsion styrene-butadiene rubber, or ESBR. Our synthetic rubber products are extensively used in tires, with approximately 83% of our net sales from this segment in 2015 attributable to the tire market. We estimate that three quarters of these sales relate to replacement tires. We have strong relationships with many of the top global tire manufacturers and believe we have remained a supplier of choice as a result of our broad rubber portfolio and ability to offer technologically differentiated product and product customization capabilities. Other applications for our synthetic rubber products include polymer modification and technical rubber goods.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net sales for the three months ended June 30, 2016 decreased by $4.0 million, or 3.5%, to $111.4 million from $115.4 million for the three months ended June 30, 2015. Of the 3.5% decrease in net sales, 4.1% was due to lower selling prices, primarily resulting from the pass through of lower butadiene and styrene costs to customers, and 2.3% was due to decreased sales volume, particularly in nickel polybutadiene rubber, or Ni-PBR.  These decreases were partially offset by an increase of 3.0% due to a favorable currency impact as the euro strengthened in comparison to the U.S. dollar.

EBITDA for the three months ended June 30, 2016 increased by $11.7 million, or 63.2%, to $30.2 million from $18.5 million for the three months ended June 30, 2015. This increase from prior year was primarily driven by a 50.6% improvement in fixed costs, as the prior year included an inventory draw and higher maintenance costs due to a planned turnaround. Also driving this increase was an 8.2% benefit driven by higher margins, mainly due to favorable inventory timing, and a 3.8% benefit due to a favorable currency impact as the euro strengthened in comparison to the U.S. dollar.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net sales for the six months ended June 30, 2016 decreased by $31.2 million, or 12.7%, to $213.6 million from $244.8 million for the six months ended June 30, 2015. Of the 12.7% decrease in net sales, 6.7% was due to lower selling prices, primarily resulting from the pass through of lower butadiene and styrene costs to customers, and 5.0% was due to decreased sales volume, particularly in Ni-PBR. In addition, 1.1% of the decrease was driven by an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

EBITDA for the six months ended June 30, 2016 increased by $8.7 million, or 19.5%, to $53.3 million from $44.6 million for the six months ended June 30, 2015. This increase from prior year was primarily driven by an increase of 22.4% due to improved fixed costs, as the prior year included an inventory draw and higher maintenance costs due to a planned turnaround, as well as an increase of 6.6% driven by improved margins. These increases were partially offset by a decrease of 7.9% due to decreased sales volumes compared to the prior year, particularly in Ni-PBR.

Performance Plastics Segment

We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, and electrical lighting, which we collectively call consumer essential markets, or CEM. Our strategy in this segment focuses on developing differentiated compounds and blends in line with key industry trends, such as light-weighting and improved aesthetics in automotive, increased recycled material content and a push toward LED lighting in CEM.  Our history of innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We have established a strong market presence in the global automotive and electronics sector, targeting both component suppliers and final product manufacturers. Our Performance Plastics segment also compounds and blends our PC and mass acrylonitrile-butadiene-styrene, or mABS, plastics into differentiated products for customers within these sectors, as well as into compounds of polypropylene. We have also developed compounds containing post-consumer recycle polymers to respond to what we believe is a growing need for some customers to include recycled content in their products.

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net sales for the three months ended June 30, 2016 decreased by $1.4 million, or 0.8%, to $183.9 million from $185.3 million for the three months ended June 30, 2015. Of the 0.8% decrease in net sales, 3.2% was due to lower selling prices primarily related to the pass through of lower raw material costs to our customers.  This was offset by a 1.1% increase due to increased sales volume, particularly within the automotive market, which was partially offset by lower sales to the Asia Performance Plastics market.  Also impacting net sales was a 1.4% increase due to a favorable currency impact as the euro strengthened in comparison to the U.S. dollar.

EBITDA for the three months ended June 30, 2016 increased by $1.0 million, or 4.7%, to $22.3 million from $21.3 million for the three months ended June 30, 2015. Of this 4.7% increase, 34.4% was due to higher margins in automotive and an unfavorable price lag impact in the prior year, and 2.6% was due to increased sales volume.  These increases were partially offset by an impairment charge of $8.6 million recorded during 2016 on the estimated loss on sale of the Company’s automotive business in Brazil.  Refer to Note 15 in the condensed consolidated financial statements for further information.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net sales for the six months ended June 30, 2016 decreased by $29.7 million, or 7.8%, to $352.5 million from $382.2 million for the six months ended June 30, 2015. Of the 7.8% decrease in net sales, 5.2% was due to lower selling prices, primarily related to the pass through of lower raw material costs to our customers, and 2.1% was due to decreased sales volume, driven by lower sales to the consumer electronics market in Asia.  In addition, 0.5% of the decrease was driven by an unfavorable currency impact as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

EBITDA for the six months ended June 30, 2016 increased by $6.0 million, or 13.0%, to $52.3 million from $46.3 million for the six months ended June 30, 2015. Of the 13.0% increase, 28.3% was due to higher margins, including unfavorable inventory timing and price lag impacts in the prior year, and 7.5% was due to improved fixed costs. These increases were partially offset by a 3.9% decrease driven by lower sales volume, primarily caused by lower sales to the consumer electronics market in Asia, which were partially offset by higher sales to the automotive market.  Also offsetting this overall increase was an impairment charge of $8.6 million recorded during 2016 on the estimated loss on sale of the Company’s automotive business in Brazil.  Refer to Note 15 in the condensed consolidated financial statements for further information.

Basic Plastics & Feedstocks Segment

Basic Plastics & Feedstocks consists of styrenic polymers, including polystyrene, acrylonitrile-butadiene-styrene, or ABS, and styrene-acrylonitrile, or SAN, products, as well as PC and styrene monomer, which includes our internal productions and sourcing of styrene.  This segment also includes the results of our two joint ventures, Americas Styrenics and Sumika Styron Polycarbonate. We do not anticipate investing in strategic growth initiatives in this segment in the near term. Rather, our strategy for this segment is focused on operational enhancements, margin improvement, and cash generation.

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net sales for the three months ended June 30, 2016 decreased by $38.6 million, or 8.0%, to $441.9 million from $480.5 million for the three months ended June 30, 2015. Of the 8.0% decrease in net sales, 12.1% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers, partially offset by an increase of 2.0% driven by higher volumes and an increase of 2.1% due to a favorable currency impact as the euro strengthened in comparison to the U.S. dollar.

EBITDA for the three months ended June 30, 2016 decreased by $1.2 million, or 1.0%, to $121.0 million from $122.2 million for the three months ended June 30, 2015. Of this 1.0% decrease, 1.8% was due to a decrease in the equity earnings from our two joint ventures, while 4.3% was due to lower margin, which was driven by unfavorable inventory timing. Partially offsetting these decreases was a 3.0% increase driven by reduced fixed costs and a 1.8% favorable currency impact as the euro strengthened in comparison to the U.S. dollar.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net sales for the six months ended June 30, 2016 decreased by $78.4 million, or 8.4%, to $855.7 million from $934.1 million for the six months ended June 30, 2015. Of the 8.4% decrease in net sales, 6.7% was driven by decreases in selling prices, due to the pass through of lower styrene costs to customers, and 0.8% was due to decreases in sales volume, due to decreases in Asia polystyrene sales.  In addition, 0.8% of the decrease was driven by an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

EBITDA for the six months ended June 30, 2016 increased by $36.5 million, or 20.2%, to $217.6 million from $181.1 million for the six months ended June 30, 2015. This EBITDA increase was due primarily to higher margins in styrene, styrenic polymers, and PC. In addition, 2.9% of the increase was driven by reduced fixed costs, primarily due to prior year charges of $0.5 million related to our PC restructuring efforts.  Refer to Note 16 in the condensed consolidated financial statements for further details. These increases were partially offset by a 2.2% decrease due to lower equity earnings from our two joint ventures and a 0.9% decrease due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

Other Important Performance Measures

We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation provides investors with a useful analytical indicator of our performance and of our ability to service our indebtedness.

We define Adjusted EBITDA as income (loss) from continuing operations before interest expense, net; income tax provision; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring and other items. We describe these other costs in more detail below.

We present Adjusted EBITDA excluding inventory revaluation in order to facilitate the comparability of results by investors from period to period by adjusting cost of sales to reflect the cost of raw material during the period, which is often referred to as the replacement cost method of inventory valuation. We believe this measure minimizes the impact of raw material purchase price volatility in evaluating our performance. Our approach to calculating inventory revaluation is intended to represent the difference between the results under the FIFO and the replacement cost methods. However, our calculation could differ from the replacement cost method if the monthly raw material standards are different from the actual raw material prices during the month and production and purchase volumes differ from sales volumes during the month. These factors could have a significant impact on the inventory revaluation calculation.

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

Adjusted EBITDA and Adjusted EBITDA excluding inventory revaluation are calculated as follows for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net income	$95.8	$0.8	$172.6	$38.5
Interest expense, net	18.8	25.6	37.7	54.5
Provision for income taxes	28.6	7.5	50.5	25.4
Depreciation and amortization	24.9	21.7	47.9	44.2
EBITDA(a)	$168.1	$55.6	$308.7	$162.6
Loss on extinguishment of long-term debt	—	95.2	—	95.2
Net loss on disposition of businesses and assets(b)	12.9	—	12.9	—
Restructuring and other charges(c)	1.1	(0.1)	1.8	0.4
Other items(d)	0.3	0.6	2.2	1.9
Adjusted EBITDA	$182.4	$151.3	$325.6	$260.1
Inventory revaluation	(12.9)	(29.4)	(3.2)	12.8
Adjusted EBITDA excluding inventory revaluation(e)	$169.5	$121.9	$322.4	$272.9

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

(b)

During the three and six months ended June 30, 2016, the Company recorded an impairment charge for the estimated loss on sale of its primary operating entity in Brazil, which includes both latex and automotive businesses, of approximately $12.9 million. Refer to Note 15 in the condensed consolidated financial statements for further information.

(c)

Restructuring and other charges for the three and six months ended June 30, 2016 relate to employee termination benefit and decommissioning charges incurred in connection with the Allyn’s Point shutdown within our latex business, as well as employment termination benefit charges related to the expected elimination of certain corporate functions prior to the sale of our latex and automotive businesses in Brazil. Restructuring and other charges for the six months ended June 30, 2015 relate primarily to the PC restructuring within our Basic Plastics & Feedstocks segment, for the reimbursement of decommissioning and demolition charges to Dow in connection with the shutdown of their Freeport, Texas facility.

Note that the accelerated depreciation charges incurred as part of the Allyn’s Point shutdown announced in September 2015 are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption. Refer to Note 16 in the condensed consolidated financial statements for further information.

(d)

Other items for the three and six months ended June 30, 2016 relate to fees incurred in conjunction with the Company’s secondary offerings completed during these periods. Refer to Note 13 in the condensed consolidated financial statements for further discussion. Other items for the three and six months ended June 30, 2015 represent costs related to the process of changing our corporate name from Styron to Trinseo.

(e)	See the discussion above this table for a description of Adjusted EBITDA excluding inventory revaluation.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2016 and 2015, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$179.7	$74.7
Investing activities	(48.2)	(40.7)
Financing activities	(97.0)	(20.6)
Effect of exchange rates on cash	(0.5)	(3.1)
Net change in cash and cash equivalents	$34.0	$10.3

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2016 totaled $179.7 million, driven by earnings for the period. Also driving cash flow from operating activities for the period was $60.0 million in dividends from our 50%-owned joint venture, Americas Styrenics.

Net cash used in operating assets and liabilities for the six months ended June 30, 2016 totaled $68.0 million, the most significant drivers of which were increases in accounts receivable of $53.0 million and inventories of $16.7 million, respectively. The increase in accounts receivable is primarily due to higher net sales during the second quarter of 2016, compared to the fourth quarter of 2015, primarily driven by increasing raw material prices as well as volume increases.  The increase in inventory is primarily due to increasing raw material prices.

Net cash provided by operating activities during the six months ended June 30, 2015 totaled $74.7 million, driven by earnings for the period. Also driving cash from operating activities for the period was $45.0 million in dividends from our 50%-owned joint venture, Americas Styrenics.  These increases were noted despite several significant decreases to operating cash flows, which included $81.7 million in interest payments made on our 2019 Senior Notes prior to their May 2015 retirement as well as a $68.6 million call premium paid to retire those notes.  Refer to Note 6 in the condensed consolidated financial statements for further details. Net cash provided by operating assets and liabilities for the six months ended June 30, 2015 totaled $5.7 million, the most significant components of which were decreases in inventories of $45.9 million and increases in income taxes payable of $17.8 million, offset by an increase in accounts receivable of $40.4 million. Inventory decreased due to higher volume sold during the second quarter of 2015 when compared to the fourth quarter of 2014, as well as decreases in raw materials prices. Increase in income taxes payable is driven primarily by the Company’s significant improvement in earnings before taxes compared to the prior year, particularly in our 50%-owned joint venture, Americas Styrenics. The increase in accounts receivable is primarily due to timing of customer payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 totaled $48.2 million, driven by capital expenditures of $53.2 million during the period, a significant portion of which related to our project to upgrade our legacy ERP environment to the latest version of SAP.  Partially offsetting these capital expenditures were dividends received from Sumika Styron Polycarbonate during the period, $4.8 million of which were classified as investing activities on the condensed consolidated statement of cash flows, with the remaining $1.4 million classified as operating activities.

Net cash used in investing activities for the six months ended June 30, 2015 totaled $40.7 million, consisting primarily of capital expenditures of $41.4 million during the period, net of proceeds received from a government subsidy of $2.2 million related to our capital expansion project at our rubber facility in Schkopau, Germany.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2016 totaled $97.0 million. This activity was primarily driven by $94.4 million of payments related to the repurchase of ordinary shares during the period (see Note 18 to the condensed consolidated financial statements) as well as $2.5 million of principal payments related to our 2021 Term Loan B.

Net cash used in financing activities during the six months ended June 30, 2015 totaled $20.6 million. The most significant activity during the period related to the May 2015 debt refinancing, which included net proceeds of $1,215.4 million from the issuance of our 2021 Term Loan B and our 2022 Senior Notes, offset by the retirement of our existing 2019 Senior Notes totaling $1,192.5 million and deferred financing fees paid in conjunction with the refinancing of $27.7 million. Also during the period, we had net repayments of short-term borrowings of $15.8 million, which largely consisted of borrowings under our short-term revolving credit facility through our subsidiary in China.  We also noted borrowings from and repayments of our Accounts Receivable Securitization Facility of $25.0 million, respectively, during the period.

Capital Resources and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, to service our outstanding indebtedness, and to fund repayments of equity to our shareholders, should the Company continue to declare them.  Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Credit Facility and the Accounts Receivable Securitization Facility.

As of June 30, 2016 and December 31, 2015, we had $1,212.2 million and $1,207.8 million, respectively, in outstanding indebtedness and $928.8 million and $839.8 million, respectively, in working capital.  We believe, based on our current level of operations, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.

In addition, as of June 30, 2016 and December 31, 2015, we had $97.7 million and $73.7 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As is typical, our indebtedness could affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk. Management reacts strategically to mitigate these risks and monitor compliance with debt covenants in order to limit potential material impacts to our financial condition and flexibility.

The following table outlines our outstanding indebtedness as of June 30, 2016 and December 31, 2015 and the associated interest expense, including amortization of deferred financing fees, and effective interest rates for such borrowings as of June 30, 2016 and December 31, 2015. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2016			December 31, 2015
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2018 Senior Secured Credit Facility
2018 Revolving Facility	$—	—	$—	$—	—	$1.6
Senior Credit Facility
2021 Term Loan B	494.0	4.3%	11.6	496.4	4.3%	15.4
2020 Revolving Facility	—	—	1.6	—	—	2.3
2019 Senior Notes	—	—	—	—	8.8%	40.4
2022 Senior Notes
USD Notes	300.0	6.8%	10.5	300.0	6.8%	13.8
Euro Notes	416.4	6.4%	13.8	409.5	6.4%	17.9
Accounts Receivable Securitization Facility	—	—	2.0	—	2.7%	4.1
Other indebtedness*	1.8	4.8%	—	1.9	2.5%	0.1
Total	$1,212.2		$39.5	$1,207.8		$95.6

* For the six months ended June 30, 2016, interest expense on “Other indebtedness” was less than $0.1 million.

Our Senior Credit Facility includes the 2020 Revolving Facility, which matures in May 2020, and has a borrowing capacity of $325.0 million. As of June 30, 2016, the Company had no outstanding borrowings, and had $308.9 million (net of $16.1 million outstanding letters of credit) of funds available for borrowings under the 2020 Revolving Facility.  Further, we note that, as of June 30, 2016, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

We also continue to maintain our Accounts Receivable Securitization Facility set to mature in May 2019, under which our borrowing capacity is $200.0 million.  As of June 30, 2016, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $129.7 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.

Our other borrowing arrangements include our $500.0 million 2021 Term Loan B (maturing in November 2021), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal, and our 2022 Senior Notes (maturing in May 2022), whose U.S. dollar equivalent outstanding amount as of June 30, 2016 totaled $716.4 million.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of June 30, 2016, the Company was in compliance with all of these debt covenant requirements.  Refer to the Annual Report for further information on the details of these covenant requirements.

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

As noted above, during the six months ended June 30, 2016, the Company continued to generate strong cash flows from operations.  However, we can make no assurances that, in the future, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, our current indebtedness may limit our ability to procure additional financing in the future. As of June 30, 2016 and December 31, 2015, we were in compliance with all the covenants and default provisions under our debt agreements.

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders.  As noted in Note 18 to the condensed consolidated financial statements, as of June 30, 2016, Trinseo S.A. had declared a repayment of equity to shareholders of $0.30 per ordinary share.  This declaration was well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture.  Further, significant additional capacity continues to be available under the terms of these covenants to support expected future repayments of equity to shareholders, should the Company continue to declare them.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

In 2015, the Company began a two-year project to upgrade our legacy ERP environment to an updated version of SAP through a phased implementation approach. During the second quarter of 2016, we completed the migration of our North America operations, with implementation in our Asia Pacific and European operations expected to be completed by the end of 2016. In connection with this implementation, we have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes.

The Company believes we have maintained appropriate internal controls during our initial phased implementation period and will continue to evaluate, test and monitor our internal controls over financial reporting for effectiveness as processes and procedures in each of these impacted areas and regions evolve.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Item 1A of our Annual Report for the year ended December 31, 2015. The information presented below provides an update to, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Adverse events affecting the health of the European Union economy, along with potential weakening of consumer confidence, may have a negative effect on regional and global economic conditions, financial markets and our business.

In 2015, 60% of our net sales were deliveries to Europe, 5% of which were to customers in the United Kingdom. Adverse events affecting European economies, including sovereign debt and economic crises in certain European Union member states, a refugee crisis, terrorist attacks, and the June 2016 United Kingdom referendum to withdraw from the European Union (“Brexit”), could have a negative impact on the health of the European economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and on the stability of global financial markets. During any period of heightened market volatility and uncertainty, consumer confidence may decline which could lead to a decline in demand for our products.  Additionally, during periods of uncertain asset valuations, currency exchange rates may experience increased market volatility.  We estimate that a 1% weakening of the euro would result in a corresponding $1 million decrease in our annual EBITDA for 2016.  Additionally, we estimate that a 1% weakening of the British pound would result in a corresponding $400,000 decrease in our annual EBITDA for 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended June 30, 2016 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2016	38,702	$35.63	38,702	$-	(1)
May 1 - May 31, 2016	319,821	$47.13	319,821	$20,926,836	(2)
June 1 - June 30, 2016	432,616	$48.31	432,616	$100,000,000	(3)
Total	791,139	$47.22	791,139

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

In order to satisfy certain requirements of Luxembourg law, promptly following the completion of the offering, the Company commenced a tender offer on March 28, 2016 to offer to purchase up to an additional 1,165,000 shares from its shareholders other than the Parent at the same price per share that it paid to the Underwriter for the shares repurchased as part of the secondary offering. The tender offer expired on April 25, 2016 with 38,702 ordinary shares repurchased by the Company. At the conclusion of the tender offer, the Company’s $125 million repurchase program also concluded.

(2)

On May 5, 2016, the Company announced that its board of directors authorized the Company to repurchase, subject to market and other conditions, up to $36 million of its ordinary shares through the date of the Company’s 2016 annual general meeting of shareholders on June 21, 2016. At the conclusion of this program, the Company had expended the entire $36 million authorized by the board of directors.

(3)

The general meeting of our shareholders on June 21, 2016 authorized the Company to repurchase up to 4.5 million ordinary shares at a price per share of not less $1.00 and not more than $1,000. This authorization ends on June 21, 2018 or on the date of its renewal by a subsequent general meeting of shareholders. No further offers to repurchase will be made under the Company’s existing 2014 share repurchase authorization. On June 22, 2016 the Company announced that the board of directors had authorized the Company to repurchase, subject to market and other conditions, up to $100 million of its ordinary shares under the 2016 share repurchase authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 3, 2016

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Barry Niziolek
Name:	Barry Niziolek
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

v
Exhibit No.	Description
3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to the Annual Report filed on Form 10-K, File No. 001-36473, filed March 10, 2015)

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of May 5, 2015 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed May 11, 2015)

10.1

Employment Agreement between Trinseo LLC and Barry Niziolek, dated May 20, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed May 23, 2016)

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