Form 10-Q
period 2016-09-30
Trinseo S.A.
filed 2016-11-03
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 1, 2016, there were 44,653,235 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2016

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$466,287	$431,261
Accounts receivable, net of allowance for doubtful accounts (September 30, 2016: $3,459; December 31, 2015: $2,417)	511,624	494,556
Inventories	375,747	353,097
Other current assets	37,832	10,120
Total current assets	1,391,490	1,289,034
Investments in unconsolidated affiliates	186,999	182,836
Property, plant and equipment, net of accumulated depreciation (September 30, 2016: $421,608; December 31, 2015: $375,315)	494,927	518,751
Other assets
Goodwill	31,382	31,064
Other intangible assets, net	177,743	158,218
Deferred income tax assets—noncurrent	40,936	51,395
Deferred charges and other assets	29,300	27,596
Total other assets	279,361	268,273
Total assets	$2,352,777	$2,258,894
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,000	$5,000
Accounts payable	331,887	324,629
Income taxes payable	25,185	20,804
Accrued expenses and other current liabilities	130,867	98,836
Total current liabilities	492,939	449,269
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,185,873	1,177,120
Deferred income tax liabilities—noncurrent	25,789	25,764
Other noncurrent obligations	224,739	217,727
Total noncurrent liabilities	1,436,401	1,420,611
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000,000 shares authorized (September 30, 2016: 48,778 shares issued and 44,653 shares outstanding; December 31, 2015: 48,778 shares issued and outstanding)	488	488
Additional paid-in-capital	571,504	556,532
Treasury shares, at cost (September 30, 2016: 4,125 shares; December 31, 2015: zero shares)	(193,165)	—
Retained earnings (accumulated deficit)	193,285	(18,289)
Accumulated other comprehensive loss	(148,675)	(149,717)
Total shareholders’ equity	423,437	389,014
Total liabilities and shareholders’ equity	$2,352,777	$2,258,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$935,410	$1,027,952	$2,799,188	$3,074,890
Cost of sales	795,026	916,390	2,349,392	2,718,112
Gross profit	140,384	111,562	449,796	356,778
Selling, general and administrative expenses	73,900	51,093	180,635	153,607
Equity in earnings of unconsolidated affiliates	36,686	33,489	110,314	111,037
Operating income	103,170	93,958	379,475	314,208
Interest expense, net	18,832	19,489	56,542	73,945
Loss on extinguishment of long-term debt	—	—	—	95,150
Other expense, net	1,084	1,214	16,628	7,998
Income before income taxes	83,254	73,255	306,305	137,115
Provision for income taxes	16,000	21,200	66,500	46,600
Net income	$67,254	$52,055	$239,805	$90,515
Weighted average shares- basic	45,865	48,778	47,152	48,773
Net income per share- basic	$1.47	$1.07	$5.09	$1.86
Weighted average shares- diluted	46,961	48,989	48,041	48,936
Net income per share- diluted	$1.43	$1.06	$4.99	$1.85

Repayments of equity per share	$0.30	$—	$0.60	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$67,254	$52,055	$239,805	$90,515
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three and nine months ended September 30, 2016 and 2015, respectively):
Cumulative translation adjustments	1,488	1,234	3,906	(77,680)
Net gain (loss) on foreign exchange cash flow hedges	(2,280)	97	(3,676)	(308)
Pension and other postretirement benefit plans:
Net gain (loss) arising during period (net of tax of: 2016—$0 and ($0.5); 2015—$0 and $0)	—	—	(800)	—
Amounts reclassified from accumulated other comprehensive income (loss)	533	797	1,612	2,425
Total other comprehensive income (loss), net of tax	(259)	2,128	1,042	(75,563)
Comprehensive income	$66,995	$54,183	$240,847	$14,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

		Shareholders' Equity
	Ordinary Shares Outstanding	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2015	48,778	$488	$556,532	$—	$(149,717)	$(18,289)	$389,014
Adoption of new accounting standard(1)	—	—	915	—	—	(915)	—
Net income	—	—	—	—	—	239,805	239,805
Other comprehensive income	—	—	—	—	1,042	—	1,042
Stock-based compensation activity	25	—	14,057	914	—	—	14,971
Purchase of treasury shares	(4,150)	—	—	(194,079)	—	—	(194,079)
Repayments of equity on ordinary shares	—	—	—	—	—	(27,316)	(27,316)
Balance at September 30, 2016	44,653	$488	$571,504	$(193,165)	$(148,675)	$193,285	$423,437
Balance at December 31, 2014	48,770	$488	$547,530	$—	$(75,217)	$(151,936)	$320,865
Net income	—	—	—	—	—	90,515	90,515
Other comprehensive loss	—	—	—	—	(75,563)	—	(75,563)
Stock-based compensation activity	8	—	9,434	—	—	—	9,434
Balance at September 30, 2015	48,778	$488	$556,964	$—	$(150,780)	$(61,421)	$345,251

(1)	See Notes 2 and 12 for discussion of adoption of Accounting Standards Update 2016-09.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$239,805	$90,515
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	71,744	67,287
Amortization of deferred financing fees and issuance discount	4,469	6,075
Deferred income tax	9,895	(13,815)
Stock-based compensation expense	14,842	9,434
Earnings of unconsolidated affiliates, net of dividends	(8,972)	(23,540)
Unrealized net losses (gains) on foreign exchange forward contracts	3,533	(4,435)
Loss on extinguishment of debt	—	95,150
Prepayment penalty on long-term debt	—	(68,603)
Loss on sale of businesses and other assets	13,091	—
Impairment charges	14,310	—
Changes in assets and liabilities
Accounts receivable	(30,229)	11,726
Inventories	(27,605)	63,117
Accounts payable and other current liabilities	23,138	(47,861)
Income taxes payable	3,973	26,780
Other assets, net	(18,426)	(7,119)
Other liabilities, net	11,130	994
Cash provided by operating activities	324,698	205,705
Cash flows from investing activities
Capital expenditures	(82,678)	(79,088)
Proceeds from capital expenditures subsidy	—	2,191
Proceeds from the sale of businesses and other assets	174	689
Distributions from unconsolidated affiliates	4,809	—
Increase in restricted cash	—	(413)
Cash used in investing activities	(77,695)	(76,621)
Cash flows from financing activities
Deferred financing fees	—	(28,033)
Short-term borrowings, net	(126)	(17,703)
Repayments of term loans	(3,750)	(1,250)
Purchase of treasury shares	(194,079)	—
Repayments of equity on ordinary shares	(13,920)	—
Stock-based compensation activity, net	129	—
Net proceeds from issuance of 2021 Term Loan B	—	498,750
Net proceeds from issuance of 2022 Senior Notes	—	716,625
Repayments of 2019 Senior Notes	—	(1,192,500)
Proceeds from Accounts Receivable Securitization Facility	—	25,000
Repayments of Accounts Receivable Securitization Facility	—	(25,000)
Cash used in financing activities	(211,746)	(24,111)
Effect of exchange rates on cash	(231)	(4,988)
Net change in cash and cash equivalents	35,026	99,985
Cash and cash equivalents—beginning of period	431,261	220,786
Cash and cash equivalents—end of period	$466,287	$320,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2016 and 2015 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2015 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

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

In March 2016, the FASB issued new guidance that simplifies several aspects of accounting for share-based payments. The Company adopted this guidance effective April 1, 2016.  Under this guidance, excess tax benefits associated with share-based payment awards are recognized in the statement of operations when the awards vest or settle, rather than in shareholders’ equity, and all tax-related cash flows resulting from share-based payments are reported as operating activities on the statement of cash flows.  In addition, this guidance modified the minimum statutory withholding requirements to allow entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without triggering liability classification of the award, while also clarifying that all cash payments made to taxing authorities on employees’ behalf for withheld shares are to be reported as financing activities on the statement of cash flows.  The adoption of these changes did not materially impact the Company’s financial position and result of operations. Additionally, as part of this adoption, the Company made an accounting policy election to recognize forfeitures as incurred, rather than estimating the forfeitures in advance.  The impact of this change was applied utilizing a modified retrospective approach, with an adjustment of $0.9 million recorded during the nine months ended September 30, 2016 to decrease opening retained earnings and increase opening additional paid-in-capital.

In August 2016, the FASB issued new guidance that aims to eliminate diversity in practice for how certain cash receipts and payments are presented and classified in the statement of cash flows. This guidance is effective for public companies for annual and interim periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted using a retrospective approach, and provides for certain practical expedients. The Company is currently assessing the timing and related impact of adopting this guidance on its statement of cash flows.

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

As of September 30, 2016 and December 31, 2015, respectively, the Company’s investment in Americas Styrenics was $148.8 million and $143.9 million, which was $75.3 million and $91.9 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 4.1 years as of September 30, 2016. The Company received dividends from Americas Styrenics of $40.0 million and $100.0 million during the three and nine months ended September 30, 2016, respectively, compared to $42.5 million and $87.5 million during the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016 and December 31, 2015, respectively, the Company’s investment in Sumika Styron Polycarbonate was $38.2 million and $39.0 million, which was $15.6 million and $19.8 million greater than the Company’s 50% share of the underlying net assets of Sumika Styron Polycarbonate. This amount primarily represents the fair value of certain identifiable assets which have not been recorded on the historical financial statements of Sumika Styron Polycarbonate. This difference is being amortized over the remaining useful life of the contributed assets of 9.0 years as of September 30, 2016. The Company received dividends from Sumika Styron Polycarbonate of zero and $6.2 million during the three and nine months ended September 30, 2016, respectively. The Company received no dividends from Sumika Styron Polycarbonate during the three and nine months ended September 30, 2015.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$460,305	$447,712	$1,241,908	$1,388,085
Gross profit	$84,095	$79,972	$240,366	$249,334
Net income	$65,041	$61,018	$188,853	$201,498

NOTE 4—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2016	2015
Finished goods	$194,361	$170,380
Raw materials and semi-finished goods	150,928	151,444
Supplies	30,458	31,273
Total	$375,747	$353,097

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2015 to September 30, 2016:

	Performance Materials
		Synthetic	Performance	Basic Plastics
	Latex	Rubber	Plastics	& Feedstocks	Total
Balance at December 31, 2015	$12,412	$8,501	$2,914	$7,237	$31,064
Divestiture (Note 15)	(421)	—	—	—	(421)
Foreign currency impact	296	202	69	172	739
Balance at September 30, 2016	$12,287	$8,703	$2,983	$7,409	$31,382

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of September 30, 2016 and December 31, 2015, respectively:

		September 30, 2016			December 31, 2015
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	15	$176,776	$(73,638)	$103,138	$172,675	$(62,870)	$109,805
Manufacturing Capacity Rights	6	21,244	(8,612)	12,632	20,750	(5,888)	14,862
Software	5 - 10	62,285	(12,911)	49,374	18,006	(9,494)	8,512
Software in development	N/A	12,366	—	12,366	24,516	—	24,516
Other	N/A	233	—	233	523	—	523
Total		$272,904	$(95,161)	$177,743	$236,470	$(78,252)	$158,218

As of September 30, 2016, the Company had $12.4 million capitalized as software in development, primarily related to our project to upgrade our legacy enterprise resource planning (“ERP”) environment to the latest version of SAP. During the second quarter of 2016, we began a phased implementation of this ERP environment by geographic region, which we anticipate will be completed by the end of 2016.

Amortization expense on other intangible assets totaled $5.0 million and $15.2 million for the three and nine months ended September 30, 2016, respectively, and $4.8 million and $13.7 million for the three and nine months ended September 30, 2015, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
Remainder of 2016	$5,736
2017	22,659
2018	21,969
2019	21,784
2020	18,847
2021	17,060

NOTE 6—DEBT

Refer to the Annual Report for further background on the Company’s debt facilities discussed below. As of September 30, 2016 and December 31, 2015, debt consisted of the following:

	September 30,	December 31,
	2016	2015
Senior Credit Facility
2020 Revolving Facility	$—	$—
2021 Term Loan B	492,749	496,365
2022 Senior Notes
USD Notes	300,000	300,000
Euro Notes	419,288	409,538
Accounts Receivable Securitization Facility	—	—
Other indebtedness	1,807	1,895
Total debt	1,213,844	1,207,798
Less: current portion	(5,000)	(5,000)
Less: unamortized deferred financing fees(1)	(22,971)	(25,678)
Total long-term debt, net of unamortized deferred financing fees	$1,185,873	$1,177,120

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

In conjunction with the establishment of the Senior Credit Facility, the Company terminated its previous revolving credit facility and recognized a $0.7 million loss on extinguishment of long-term debt during the nine months ended September 30, 2015 comprised entirely of the write-off of a portion of the related unamortized deferred financing fees.

As of September 30, 2016, $5.0 million of the scheduled future payments related to the 2021 Term Loan B were classified as current debt on the Company’s condensed consolidated balance sheet. In addition, as of September 30, 2016, the Borrowers will be required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

The Company had no outstanding borrowings, and had $308.4 million (net of $16.6 million outstanding letters of credit) of funds available for borrowing under the 2020 Revolving Facility as of September 30, 2016. The Senior Credit Facility contains certain customary affirmative, negative and financial covenants, which the Company was in compliance with as of September 30, 2016.

2022 Senior Notes

On May 5, 2015, the Issuers executed an indenture (the “Indenture”) pursuant to which they issued $300.0 million aggregate principal amount of 6.750% senior notes due May 1, 2022 (the “USD Notes”) and €375.0 million aggregate principal amount of 6.375% senior notes due May 1, 2022 (the “Euro Notes”, and together with the USD Notes, the “2022 Senior Notes”).

On May 13, 2015, using the net proceeds from the issuance of the 2021 Term Loan B, together with the net proceeds from the issuance of the 2022 Senior Notes and available cash, the Company redeemed all outstanding borrowings under its previously issued Senior Notes (the “2019 Senior Notes”), totaling $1,192.5 million in principal, together with a call premium of $68.6 million and accrued and unpaid interest thereon of $29.6 million.

As a result of this redemption, during the nine months ended September 30, 2015, the Company recorded a loss on extinguishment of long-term debt of $94.5 million, which includes the above $68.6 million call premium and $25.9 million write-off of unamortized deferred financing fees related to the 2019 Senior Notes.

The Indenture contains certain provisions allowing the Issuers’ to redeem the 2022 Senior Notes prior to their maturity. Additionally, the Indenture contains certain customary covenants, which the Company was in compliance with as of September 30, 2016.

Accounts Receivable Securitization Facility

The Company’s accounts receivable securitization facility (“Accounts Receivable Securitization Facility”) has a borrowing capacity of $200.0 million and is set to mature in May 2019.

As of September 30, 2016 and December 31, 2015, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $119.1 million and $123.4 million, respectively, of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

As of September 30, 2016, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $183.1 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2016.

September 30,
Buy / (Sell)	2016
Euro	$48,686
Chinese Yuan	$(43,982)
Indonesian Rupiah	$(28,983)
Swiss Franc	$25,189
Japanese Yen	$(11,585)
British Pound	$(8,831)

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

Open foreign exchange cash flow hedges as of September 30, 2016 have maturities occurring over a period of 15 months, and have a net notional U.S. dollar equivalent of $213.0 million.

Net Investment Hedge

The Company’s outstanding debt includes €375.0 million of Euro Notes (see Note 6 for details).  As of September 30, 2016, the Company has designated a portion (€280.0 million) of the principal amount of these Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. As this debt was deemed to be a highly effective hedge, changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation loss of $4.2 million within accumulated other comprehensive loss as of September 30, 2016.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, net of tax, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended September 30,				Statement of Operations
	2016	2015	2016	2015	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(2,280)	$97	$245	$(17)	Cost of sales
Total	$(2,280)	$97	$245	$(17)
Net Investment Hedges
Euro Notes	$(2,128)	$(1,635)	$—	$—	Other expenses, net
Total	$(2,128)	$(1,635)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$1,060	$4,452	Other expenses, net
Total	$—	$—	$1,060	$4,452

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Nine Months Ended September 30,				Statement of Operations
	2016	2015	2016	2015	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(3,676)	$(308)	$616	$59	Cost of sales
Total	$(3,676)	$(308)	$616	$59
Net Investment Hedges
Euro Notes	$(4,615)	$(4,073)	$—	$—	Other expenses, net
Total	$(4,615)	$(4,073)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$2,054	$(9,246)	Other expenses, net
Total	$—	$—	$2,054	$(9,246)

The Company recorded gains of $1.1 million and $2.1 million during the three and nine months ended September 30, 2016, respectively, and gains of $4.5 million and losses of $9.2 million during the three and nine months ended September 30, 2015, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction losses of $1.5 million and $4.1 million during the three and nine months ended September 30, 2016, respectively, and losses of $6.7 million and gains of $0.9 million during the three and nine months ended September 30, 2015, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of September 30, 2016, the Company has no ineffectiveness related to its foreign exchange cash flow hedges. Further, the Company expects to reclassify in the next twelve months an approximate $1.0 million net gain from other comprehensive income (loss) into earnings related to the Company’s outstanding cash flow hedges as of September 30, 2016 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2016			December 31, 2015
	Foreign Exchange	Foreign Exchange		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1,257	$984	$2,241	$4,592	$4,958	$9,550
Deferred charges and other assets	250	87	337	—	—	—
Total asset derivatives	$1,507	$1,071	$2,578	$4,592	$4,958	$9,550
Liability Derivatives:
Accounts payable	$638	$—	$638	$194	$—	$194
Other noncurrent obligations	—	—	—	—	—	—
Total liability derivatives	$638	$—	$638	$194	$—	$194

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

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at September 30, 2016
Derivative assets	$3,747	$(1,169)	$2,578
Derivative liabilities	1,807	(1,169)	638

Balance at December 31, 2015
Derivative assets	$10,044	$(494)	$9,550
Derivative liabilities	688	(494)	194

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1,507	$—	$1,507
Foreign exchange forward contracts—(Liabilities)	—	(638)	—	(638)
Foreign exchange cash flow hedges—Assets	—	1,071	—	1,071
Total fair value	$—	$1,940	$—	$1,940

	December 31, 2015
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Items	Inputs	Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$4,592	$—	$4,592
Foreign exchange forward contracts—(Liabilities)	—	(194)	—	(194)
Foreign exchange cash flow hedges—Assets	—	4,958	—	4,958
Total fair value	$—	$9,356	$—	$9,356

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

Nonrecurring Fair Value Measurements

The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 were as follows:

	September 30, 2016
				Total Expense
	Quoted Prices in	Significant	Significant	for the Three and
	Active Markets for	Other Observable	Unobservable	Nine Months Ended
	Identical Items	Inputs	Inputs	September 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Livorno property, plant and equipment (Note 16)	$-	$-	$11,740	$13,639
Total	$-	$-	$11,740	$13,639

Refer to Note 16 for a discussion of the Livorno plant restructuring announced during the three months ended September 30, 2016. As a result of this announcement, the Company determined that the long-lived assets at the Livorno latex facility, which included both land as well as depreciable long-lived assets, should be assessed for impairment. This assessment indicated that the carrying value of the asset group was not recoverable when compared to the expected undiscounted cash flows from the operation and eventual disposition of these assets. Based upon our assessment, the Company concluded that the fair value of this asset group totaled $11.7 million as of September 30, 2016.

The fair value of the depreciable assets was determined under the income approach, utilizing a discounted cash flow (“DCF”) model.  The key assumption in this model was cash flow projections, which were determined to be nil, as the plant ceased manufacturing operations in October 2016.  The fair value of the land was determined utilizing a combination of the market and income approaches, utilizing key inputs such as recent comparable market transactions, expected date of sale, and discount rate.

There were no other financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2016 and December 31, 2015, respectively:

	As of	As of
	September 30, 2016	December 31, 2015
2022 Senior Notes
USD Notes	$316,500	$296,250
Euro Notes	442,644	410,054
2021 Term Loan B	498,070	491,401
Total fair value	$1,257,214	$1,197,705

The fair value of the Company’s Term Loan B, USD Notes, and Euro Notes (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of September 30, 2016 and December 31, 2015.

NOTE 9—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Effective income tax rate	19.2%	28.9%	21.7%	34.0%

Provision for income taxes for the three and nine months ended September 30, 2016 were $16.0 million, resulting in an effective tax rate of 19.2%, and $66.5 million, resulting in an effective tax rate of 21.7%, respectively. Provision for income taxes for the three and nine months ended September 30, 2015 were $21.2 million, resulting in an effective tax rate of 28.9%, and $46.6 million, resulting in an effective tax rate of 34.0%, respectively.

The effective income tax rate for the three and nine months ended September 30, 2016 was impacted by losses generated primarily within our holding companies incorporated in Luxembourg and our primary operating company incorporated in Brazil, which were not anticipated to provide a tax benefit to the Company in the future. For the three and nine months ended September 30, 2016, these losses totaled approximately $10.3 million and $52.0 million, respectively. Included in the losses for the three and nine months ended September 30, 2016 were impairment charges of $0.3 million and $13.2 million, respectively, for the estimated loss on sale of Trinseo Brazil. Refer to Note 15 for further information.

The effective income tax rate for the three and nine months ended September 30, 2015 was impacted by losses generated primarily within our holding companies incorporated in Luxembourg, which were not anticipated to provide a tax benefit to the Company in the future. For the three and nine months ended September 30, 2015, these losses totaled approximately $12.9 million and $73.5 million, respectively. Included in these losses were payments made during the nine months ended September 30, 2015 of $18.6 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $5.6 million related to the write-off of the related unamortized deferred financing fees. Refer to Note 6 for further information.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. As of September 30, 2016 and December 31, 2015, the Company had no accrued obligations for environmental remediation and restoration costs. Pursuant to the terms of the sales and purchase agreement for the Styron business, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut; Dalton, Georgia; and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan; Schkopau, Germany; and Terneuzen, The Netherlands. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites.

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

NOTE 11—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Defined Benefit Pension Plans
Service cost	$4,156	$4,127	$12,438	$12,503
Interest cost	1,391	1,302	4,160	3,949
Expected return on plan assets	(492)	(404)	(1,474)	(1,224)
Amortization of prior service credit	(488)	(405)	(1,459)	(1,230)
Amortization of net loss	1,058	1,325	3,169	4,014
Net periodic benefit cost	$5,625	$5,945	$16,834	$18,012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Other Postretirement Plans
Service cost	$67	$84	$196	$258
Interest cost	135	128	385	401
Amortization of prior service cost	25	26	77	78
Amortization of net gain	(43)	—	(128)	—
Net periodic benefit cost	$184	$238	$530	$737

As of September 30, 2016 and December 31, 2015, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $182.8 million and $172.5 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $4.9 million and $10.2 million during the three and nine months ended September 30, 2016. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $6.2 million to its defined benefit plans for the remainder of 2016.

Supplemental Employee Retirement Plan

The Company established a non-qualified supplemental employee retirement plan in 2010.  As of December 31, 2015, benefit obligations under this plan were $13.7 million, noting $1.6 million of net loss included in AOCI, of which $1.0 million was expected to be amortized from AOCI into net periodic benefit cost for full year 2016.  Lastly, as of December 31, 2015, the estimated future benefit payments under this plan were $13.9 million, expected to be paid in 2017.

In the first quarter of 2016, this retirement plan was amended to, among other things, extend the employment period covered by the plan, resulting in an increase to the benefit obligation under this plan of $1.3 million and a corresponding actuarial loss recorded to AOCI.  The amounts expected to be amortized from AOCI into net periodic benefit cost for full year 2016 remains approximately $1.0 million.  As a result of this amendment, the estimated future benefit payments under this plan were $15.3 million as of September 30, 2016, and are expected to be paid in 2018.

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

During the three months ended September 30, 2016, the Parent completed the sale of its ordinary shares of the Company through secondary offerings, and as a result, no longer holds any ownership interest in the Company.  Refer to Note 18 for further discussion.  Given that the Parent sold its interest in the substantive assets of the Company, under the terms of the related securityholder agreements, vesting of all outstanding time-based and modified-time based restricted stock awards was fully accelerated into the current period.  No additional expense is expected in future periods related to these awards.

 Time-based Restricted Stock Awards

For the nine month period ended September 30, 2016, there were no grants of time-based restricted stock awards. Total compensation expense for time-based restricted stock awards was $0.8 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $1.6 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was no unrecognized compensation cost related to time-based restricted stock awards, as a result of the accelerated vesting during the third quarter of 2016 noted above.

Modified Time-based Restricted Stock Awards

For the nine month period ended September 30, 2016, there were no grants of modified time-based restricted stock awards. Total compensation expense recognized for modified time-based restricted stock awards was $3.0 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $4.5 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was no unrecognized compensation cost related to the modified time-based restricted stock awards, as a result of the accelerated vesting during the third quarter of 2016 noted above.

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

The fair value of RSUs is equal to the fair market value of the Company’s ordinary shares based on the closing price on the date of grant. During the three and nine months ended September 30, 2016, the Company granted 1,585 and 342,136 RSUs, respectively, at a weighted-average grant date fair value per unit of $56.80 and $28.39, respectively. Total compensation expense recognized for all outstanding RSUs was $1.5 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $1.4 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, there was $11.0 million of total unrecognized compensation cost related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of stock options and the expected volatility of the price of the Company’s ordinary shares. During the three months ended September 30, 2016, the Company granted no option awards.  During the nine months ended September 30, 2016, the Company granted 568,981 option awards at a weighted-average grant date fair value per option award of $10.10.

Since the Company’s equity interests were privately held prior to the IPO in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company has enough publicly traded history of its ordinary shares to determine expected volatility based solely on its ordinary shares, estimated volatility of options granted will be based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For the options granted during the nine months ended September 30, 2016, the simplified method was used to calculate the expected term of options, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

The following are the weighted-average assumptions used within the Black-Scholes pricing model for options granted during the nine months ended September 30, 2016:

Nine Months Ended
September 30,
2016
Expected term (in years)	5.50
Expected volatility	40.00%
Risk-free interest rate	1.42%
Dividend yield	0.60%

Total compensation expense for the option awards was $0.7 million and $4.9 million for the three and nine months ended September 30, 2016, respectively, and $0.9 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, there was $2.1 million of total unrecognized compensation cost related to the option awards, which is expected to be recognized over a weighted-average period of 1.3 years.

Adoption of Accounting Standards Update

As discussed in Note 2, effective April 1, 2016, the Company adopted new accounting guidance issued by the FASB that simplifies several aspects of accounting for share-based payments. Among other things, as part of this adoption, the Company made an accounting policy election to recognize forfeitures as incurred, rather than estimating the forfeitures in advance.  The impact of this change was applied utilizing a modified retrospective approach, with an adjustment of $0.9 million recorded during the nine months ended September 30, 2016 to decrease opening retained earnings and increase opening additional paid-in-capital. All other impacts of this adoption were not material to the Company’s financial position and results of operations.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a ten year initial term advisory agreement with Bain Capital Partners, LLC and Portfolio Company Advisors Limited (the “Advisory Agreement”) wherein Bain Capital Partners, LLC and Portfolio Company Advisors Limited provided management and consulting services and financial and other advisory services to the Company. The Advisory Agreement terminated upon consummation of the Company’s IPO in June 2014. However, Bain Capital continued to provide an immaterial level of ad hoc advisory services for the Company through the nine months ended September 30, 2016. In conjunction with the foregoing, we incurred Bain Capital Partners, LLC and Portfolio Company Advisors Limited fees (including out-of-pocket expenses) of zero for the three and nine months ended September 30, 2016, respectively, and zero and $0.1 million for the three and nine months ended September 30, 2015, respectively. As a result of the completed sale of the Parent’s ownership interest in the Company discussed in Note 18, these expenses are not expected in future periods.

During the nine months ended September 30, 2016, the Parent sold 37,269,567 ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. In connection with these offerings, and under the terms of the Acquisition, the Company incurred advisory, accounting, legal and printing expenses on behalf of the Parent of $0.3 million and $2.5 million during the three and nine months ended September 30, 2016, respectively. These expenses were included within “Selling, general and administrative expenses” on the condensed consolidated statement of operations. Refer to Note 18 for further information.

NOTE 14—SEGMENTS

The Company operates under two divisions: Performance Materials and Basic Plastics & Feedstocks. The Performance Materials division includes the following reporting segments: Latex, Synthetic Rubber, and Performance Plastics. The Basic Plastics & Feedstocks division represents a separate segment for financial reporting purposes.

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

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Three Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
September 30, 2016
Sales to external customers	$242,600	$112,690	$175,355	$404,765	$—	$935,410
Equity in earnings of unconsolidated affiliates	—	—	—	36,686	—	36,686
EBITDA(1)	12,734	28,491	25,338	86,158
Investment in unconsolidated affiliates	—	—	—	186,999	—	186,999
Depreciation and amortization	5,742	9,138	1,372	6,503	1,016	23,771
September 30, 2015
Sales to external customers	$254,938	$125,956	$179,861	$467,197	$—	$1,027,952
Equity in earnings of unconsolidated affiliates	—	—	—	33,489	—	33,489
EBITDA(1)	24,295	27,397	14,540	70,225
Investment in unconsolidated affiliates	—	—	—	191,194	—	191,194
Depreciation and amortization	7,033	7,619	1,387	6,225	742	23,006

	Performance Materials
		Synthetic	Performance	Basic Plastics	Corporate
Nine Months Ended	Latex	Rubber	Plastics	& Feedstocks	Unallocated	Total
September 30, 2016
Sales to external customers	$684,552	$326,278	$527,875	$1,260,483	$—	$2,799,188
Equity in earnings of unconsolidated affiliates	—	—	—	110,314	—	110,314
EBITDA(1)	47,767	81,787	77,603	303,768
Investment in unconsolidated affiliates	—	—	—	186,999	—	186,999
Depreciation and amortization	17,904	26,073	4,505	19,652	3,610	71,744
September 30, 2015
Sales to external customers	$740,706	$370,730	$562,109	$1,401,345	$—	$3,074,890
Equity in earnings of unconsolidated affiliates	—	—	—	111,037	—	111,037
EBITDA(1)	60,658	72,035	60,893	251,392
Investment in unconsolidated affiliates	—	—	—	191,194	—	191,194
Depreciation and amortization	19,599	22,787	4,173	18,470	2,258	67,287

(1)	Reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total segment EBITDA	$152,721	$136,457	$510,925	$444,978
Corporate unallocated	(26,864)	(20,707)	(76,334)	(166,631)
Less: Interest expense, net	18,832	19,489	56,542	73,945
Less: Provision for income taxes	16,000	21,200	66,500	46,600
Less: Depreciation and amortization	23,771	23,006	71,744	67,287
Net income	$67,254	$52,055	$239,805	$90,515

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

New Segmentation

Effective October 1, 2016, the Company will realign its reporting segments to reflect the new model under which the business will be managed by the chief executive officer, who is the Company’s chief operating decision maker. This change in segments is being made to provide increased clarity around the drivers of profitability and cash flow of the Company. The existing Basic Plastics & Feedstocks segment will be split into three new segments: Basic Plastics, which includes polystyrene, copolymers, and polycarbonate; Feedstocks, which represents the Company’s styrene monomer business; and Americas Styrenics, to reflect the equity earnings from its 50%-owned polystyrene joint venture. In addition, acrylonitrile-butadiene-styrene (or ABS) supplied into Performance Plastics markets, which was previously included in the results of Basic Plastics & Feedstocks, will now be included in Performance Plastics. Finally, the Latex segment will be renamed to Latex Binders.

NOTE 15—DIVESTITURES

Divestiture of Brazil Business

During the second quarter of 2016, the Company signed a definitive agreement to sell Trinseo do Brasil Comercio de Produtos Quimicos Ltda. (“Trinseo Brazil”), its primary operating entity in Brazil which includes both a latex and automotive business. Under the agreement of sale, which closed on October 1, 2016, Trinseo Brazil was sold to a single counterparty, for a selling price that is subject to certain contingent consideration payments, which could be paid by the buyer over a 5-year period subsequent to the closing date, based on the results of the Trinseo Brazil latex business during that time.

As a result of this agreement, during the three and nine months ended September 30, 2016, the Company recorded impairment charges for the estimated loss on sale of approximately $0.3 million and $13.2 million, respectively, within “Other expense, net” in the condensed consolidated statement of operations.  The $13.2 million charge primarily relates to the unrecoverable net book value of property, plant and equipment along with certain working capital balances and has been allocated as $8.4 million, $4.2 million, and $0.6 million to the Performance Plastics segment, Latex segment, and Corporate, respectively. This loss on sale has been recorded as an estimate based on available information and is subject to change through settlement activities that will occur after closing.

In addition, as of September 30, 2016, the Company recorded all assets and liabilities associated with Trinseo Brazil as held-for-sale within “Other current assets” and “Accrued expenses and other current liabilities,” respectively, in the condensed consolidated balance sheet. The key components of the assets, adjusted for the above impairment charges, and liabilities classified as held-for-sale at September 30, 2016 consisted of the following:

September 30,
2016
Assets
Accounts receivable, net of allowance for doubtful accounts	$8,385
Inventories	6,403
Goodwill	421
Deferred charges and other assets	26
Total assets held-for-sale	$15,235

Liabilities
Accounts payable	$5,419
Accrued expenses and other current liabilities	1,167
Other non-current obligations	2,600
Total liabilities held-for-sale	$9,186

The results of operations associated with the latex and automotive businesses of Trinseo Brazil were not classified as discontinued operations as the decision to divest these businesses does not represent a strategic shift that has, or will have, a major effect on the Company’s financial position or results of operations.

NOTE 16—RESTRUCTURING

Livorno Plant Restructuring

In August 2016, the Company announced its plan to cease manufacturing activities at its latex manufacturing facility in Livorno, Italy. This is a result of declining demand for graphical paper and is expected to provide improved asset utilization, as well as cost reductions within the Company’s European latex business.

For the three and nine months ended September 30, 2016, the Company recorded restructuring charges of $14.3 million related to property, plant and equipment and other asset impairment charges, $1.4 million related to employee termination benefit charges, and $0.3 million of contract termination charges. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were allocated entirely to the Latex segment. The employee termination benefits charges and contract termination charges remain accrued in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet as of September 30, 2016.

Production at the facility ceased in October 2016, with decommissioning activities expected to occur throughout the remainder of 2016 and into 2017, which will be expensed as incurred and allocated to the Latex segment. Additionally, the Company expects to incur incremental employee termination benefit charges of $4.3 million in the fourth quarter of 2016 and throughout 2017. The majority of employee termination benefit charges are expected to be paid in 2017.

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

As a result, for the three and nine months ended September 30, 2016, the Company recorded restructuring charges of $0.1 million and $0.7 million, respectively, related to employee termination benefit charges, which are included within “Selling, general, and administrative expenses” in the condensed consolidated statements of operations and were allocated entirely to Corporate. All employee termination benefit charges were paid as of September 30, 2016 and therefore nothing remains accrued on the condensed consolidated balance sheet, as noted in the table below.

	Balance at			Balance at
	December 31, 2015	Expenses	Deductions	September 30, 2016
Employee termination benefit charges	$—	$656	$(656)	$—
Total	$—	$656	$(656)	$—

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

The Company recorded restructuring charges of zero and $0.5 million for the three and nine months ended September 30, 2016, respectively, relating to the accelerated depreciation of the related assets at the Allyn’s Point facility, and $0.7 million and $1.9 million, respectively, of employee termination benefit and decommissioning charges.  For the three and nine months ended September 30, 2015, the Company recorded $0.8 million in charges relating to the accelerated depreciation of the related assets at the facility and $0.1 million of employee termination benefit charges.  All of these charges were included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations and allocated entirely to the Latex segment. Employee termination benefit charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet, the balances for which are displayed in the table below.

	Balance at			Balance at
	December 31, 2015	Expenses	Deductions(1)	September 30, 2016
Employee termination benefit charges	$434	$363	$(280)	$517
Other(2)	—	1,500	(1,500)	—
Total	$434	$1,863	$(1,780)	$517

(1)	Includes payments made against the existing accrual.
(2)	Includes decommissioning charges incurred, primarily related to labor and third party service costs.

The Company does not expect to incur additional employee termination benefit charges related to this restructuring, with the majority of the benefits expected to be paid by September 30, 2017.  The Company also expects to incur additional decommissioning costs associated with this plant shutdown in 2016 and 2017, the cost of which will be expensed as incurred within the Latex segment.

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

For the three and nine months ended September 30, 2015, the Company recorded restructuring charges of zero and $0.5 million, respectively, related to the reimbursement of decommissioning and demolition costs incurred by Dow. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and were allocated entirely to the Basic Plastics & Feedstocks segment. There were no remaining amounts accrued in the condensed consolidated balance sheet as of December 31, 2015.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), net of income taxes, consisted of:

	Cumulative	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2016 and 2015	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2016	$(106,702)	$(45,887)	$4,173	$(148,416)
Other comprehensive income (loss)	1,488	—	(2,035)	(547)
Amounts reclassified from AOCI to net income (1)	—	533	(245)	288
Balance as of September 30, 2016	$(105,214)	$(45,354)	$1,893	$(148,675)

Balance as of June 30, 2015	$(96,669)	$(55,834)	$(405)	$(152,908)
Other comprehensive income (loss)	1,234	—	114	1,348
Amounts reclassified from AOCI to net income (1)	—	797	(17)	780
Balance as of September 30, 2015	$(95,435)	$(55,037)	$(308)	$(150,780)

	Cumulative	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2016 and 2015	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2015	$(109,120)	$(46,166)	$5,569	$(149,717)
Other comprehensive income (loss)	3,906	(800)	(3,060)	46
Amounts reclassified from AOCI to net income (1)	—	1,612	(616)	996
Balance at September 30, 2016	$(105,214)	$(45,354)	$1,893	$(148,675)

Balance at December 31, 2014	$(17,755)	$(57,462)	$—	$(75,217)
Other comprehensive income (loss)	(77,680)	—	(367)	(78,047)
Amounts reclassified from AOCI to net income (1)	—	2,425	59	2,484
Balance at September 30, 2015	$(95,435)	$(55,037)	$(308)	$(150,780)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and nine months ended September 30, 2016 and 2015, respectively:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
	2016	2015	2016	2015	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(245)	$(17)	$(616)	$59	Cost of sales
Total before tax	(245)	(17)	(616)	59
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$(245)	$(17)	$(616)	$59

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(461)	$(380)	$(1,382)	$(1,153)	(a)
Net actuarial loss	1,250	1,530	3,770	4,627	(a)
Total before tax	789	1,150	2,388	3,474
Tax effect	(256)	(353)	(776)	(1,049)	Provision for income taxes
Total, net of tax	$533	$797	$1,612	$2,425

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 11).

NOTE 18—SHAREHOLDERS’ EQUITY

Secondary Offerings and Tender Offer

During the nine months ended September 30, 2016, the Parent sold 37,269,567 ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. The following table summarizes these transactions.

Trade Month	Underwriters	Shares Sold by Parent	Price per Share
March 2016(1)	Goldman, Sachs & Co.	10,600,000	$35.63
May 2016	Goldman, Sachs & Co.	8,000,000	$42.90
August 2016	Morgan Stanley & Co. LLC Jefferies LLC	8,000,000	$49.15
September 2016	Morgan Stanley & Co. LLC	10,669,567	$54.05

(1)

Concurrently with the completion of the offering in March 2016, the Company agreed to repurchase from Goldman, Sachs & Co. 1,600,000 of the ordinary shares that were sold by the Parent in the offering at the same $35.63 price per share paid by Goldman, Sachs & Co. to the Parent, resulting in an aggregate purchase price of $57.0 million.  These repurchased shares have been recorded at cost within “Treasury shares” in the condensed consolidated balance sheet as of September 30, 2016.

Additionally, because a repurchase transaction was completed as part of the offering, in order to satisfy certain requirements of Luxembourg law, promptly following the completion of the offering, the Company commenced a tender offer to purchase up to an additional 1,165,000 shares from its shareholders (other than the Parent) at the same price per share that it paid to Goldman, Sachs & Co. for the shares repurchased as part of this offering. The tender offer expired on April 25, 2016, with 38,702 ordinary shares repurchased by the Company for an aggregate purchase price of $1.4 million.

Additional Share Repurchases and Repayments of Equity

During the nine months ended September 30, 2016, the Company purchased an additional 2,511,631 ordinary shares from its shareholders through a combination of open market transactions for an aggregate purchase price of $135.7 million. These repurchased shares have been recorded at cost within “Treasury shares” in the condensed consolidated balance sheet as of September 30, 2016.

In 2016, pursuant to the authority granted to it by its shareholders, the Company began declaring repayments of equity on its’ ordinary shares. The following table summarizes these declarations.

Month of Declaration	Date of Record	Date of Payment	Repayment of Equity per Share	Total Repayment of Equity
June 2016	July 6, 2016	July 20, 2016	$0.30	$13,920
September 2016	October 12, 2016	October 26, 2016	$0.30	$13,396	(1)

(1)	This amount was recorded within “Accrued expenses and other current liabilities” on the Company’s condensed consolidated balance sheet as of September 30, 2016.

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Earnings:
Net income	$67,254	$52,055	$239,805	$90,515
Shares:
Weighted-average ordinary shares outstanding	45,865	48,778	47,152	48,773
Dilutive effect of RSUs and option awards*	1,096	211	889	163
Diluted weighted-average ordinary shares outstanding	46,961	48,989	48,041	48,936
Income per share:
Income per share—basic	$1.47	$1.07	$5.09	$1.86
Income per share—diluted	$1.43	$1.06	$4.99	$1.85

* Refer to Note 12 for discussion of RSUs and option awards granted to certain Company directors and employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016 Year-to-Date Highlights

The third quarter of 2016 resulted in continued strong performance for Trinseo, noting net income of $67.3 million and Adjusted EBITDA of $143.3 million.  We’ve experienced similar results on a year-to-date basis, noting net income of $239.8 million and Adjusted EBITDA of $468.9 million. Refer to “Other Important Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance. Other highlights for the year are described below.

SSBR Pilot Plant and Capacity Expansion

In October 2016, the Company announced its plans to build a new SSBR pilot plant in Schkopau, Germany, allowing for a more efficient use of Trinseo’s production facilities, enhanced innovation in the performance tires market, and accelerated time to market for these innovations.  The pilot plant is expected to begin operations in the fourth quarter of 2017.

The Company also announced in October 2016 its plans to expand SSBR production capacity by 50 KT at its existing manufacturing facility in Schkopau, Germany.  This increased investment is in direct response to rising customer demand for this critical technology, which is a key component in increasing energy efficiency, safety, and durability in performance tires.  This additional capacity is expected to be online in January 2018.

New Segmentation

Effective October 1, 2016, the Company will realign its reporting segments in order to provide increased clarity around the drivers of profitability and cash flow. First, the existing Basic Plastics & Feedstocks segment will be split into three new segments: Basic Plastics, which includes polystyrene, copolymers, and polycarbonate; Feedstocks, which represents our styrene monomer business; and Americas Styrenics, to reflect the equity earnings from our 50%-owned polystyrene joint venture. In addition, acrylonitrile-butadiene-styrene (or ABS) supplied into Performance Plastics markets, which was previously included in the results of Basic Plastics & Feedstocks, will now be included in Performance Plastics. Finally, the Latex segment will be renamed to Latex Binders.

Secondary Offerings and Tender Offer

During the nine months ended September 30, 2016, the Parent sold a combined 37,269,567 ordinary shares by means of several secondary offerings pursuant to the Company’s shelf registration statement filed with the SEC.  As a result, as of September 30, 2016, the Parent no longer holds any ownership interest in the Company.  Concurrently with the completion of one of these offerings in March 2016, the Company repurchased 1,600,000 of the ordinary shares that were sold by the Parent, resulting in an aggregate purchase price of $57.0 million.

Additional Share Repurchases and Repayments of Equity

During the nine months ended September 30, 2016, under existing authority from the Company’s board of directors, the Company purchased 2,511,631 ordinary shares from its shareholders through a combination of open market transactions for an aggregate purchase price of $135.7 million.

In July 2016, the Company made a repayment of equity to its shareholders with an aggregate value of $13.9 million, or $0.30 per ordinary share. In September 2016, the Company’s board of directors declared a repayment of equity of $0.30 per ordinary share payable in cash on October 26, 2016 to shareholders of record as of October 12, 2016.

Livorno Plant Restructuring

In August 2016, the Company announced its plan to cease manufacturing activities at its latex manufacturing facility in Livorno, Italy. This is a result of declining demand for graphical paper and is expected to provide improved asset utilization, as well as cost reductions within the Company’s European latex business. Production at the facility ceased in October 2016, with decommissioning activities expected to occur throughout the remainder of 2016 into 2017.

Total charges of $16.0 million were incurred during the three and nine months ended September 30, 2016 related to this restructuring.

Divestiture of Brazil Businesses

During the second quarter of 2016, the Company signed a definitive agreement to sell its primary operating entity in Brazil, which includes both a latex and automotive business. The sale closed on October 1, 2016.  As a result, during the nine months ended September 30, 2016, the Company recorded an impairment charge for the estimated loss on sale of approximately $13.2 million as well as $0.7 million of restructuring charges.  Refer to Notes 15 and 16 in the condensed consolidated financial statements for further information.  We do not expect this divestiture to have a material impact on the Company’s ongoing financial position or results of operations.

Appointment of Chief Financial Officer

In May 2016, the Company announced the appointment of Barry Niziolek as Executive Vice President and Chief Financial Officer of Trinseo, effective June 13, 2016.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

The tables below set forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net sales	$935.4	$1,028.0	$2,799.2	$3,074.9
Cost of sales	795.0	916.4	2,349.4	2,718.1
Gross profit	140.4	111.6	449.8	356.8
Selling, general and administrative expenses	73.9	51.1	180.6	153.6
Equity in earnings of unconsolidated affiliates	36.7	33.5	110.3	111.0
Operating income	103.2	94.0	379.5	314.2
Interest expense, net	18.8	19.5	56.5	73.9
Loss on extinguishment of long-term debt	—	—	—	95.2
Other expense, net	1.1	1.2	16.7	8.0
Income before income taxes	83.3	73.3	306.3	137.1
Provision for income taxes	16.0	21.2	66.5	46.6
Net income	$67.3	$52.1	$239.8	$90.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.0%	89.1%	83.9%	88.4%
Gross profit	15.0%	10.9%	16.1%	11.6%
Selling, general and administrative expenses	7.9%	5.0%	6.5%	5.0%
Equity in earnings of unconsolidated affiliates	3.9%	3.3%	3.9%	3.6%
Operating income	11.0%	9.2%	13.5%	10.2%
Interest expense, net	2.0%	1.9%	2.0%	2.4%
Loss on extinguishment of long-term debt	—%	—%	—%	3.1%
Other expense, net	0.1%	0.1%	0.6%	0.3%
Income before income taxes	8.9%	7.2%	10.9%	4.4%
Provision for income taxes	1.7%	2.1%	2.4%	1.5%
Net income	7.2%	5.1%	8.5%	2.9%

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net Sales

Net sales for the three months ended September 30, 2016 decreased by $92.6 million, or 9.0%, to $935.4 million from $1,028.0 million for the three months ended September 30, 2015. Of the 9.0% decrease, 8.9% was due to lower selling prices primarily due to the pass through of lower raw material costs, including lower styrene and butadiene costs to customers across our segments. In addition, 0.1% of the decrease was due to lower sales volume primarily in Basic Plastics & Feedstocks and Synthetic Rubber, partially offset by higher sales volume in Latex in the paper and carpet markets in North America and Asia. The impact of currency changes for the period was not significant.

Cost of Sales

Cost of sales for the three months ended September 30, 2016 decreased by $121.4 million, or 13.2%, to $795.0 million from $916.4 million for the three months ended September 30, 2015. Of the 13.2% decrease, 13.2% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 0.7% of the decrease was due to slightly lower fixed costs from prior year plant maintenance activities. Partially offsetting these decreases was a 0.7% increase due to volume mix, as we had an increase in higher cost products offsetting the decrease in lower cost products. The impact of currency changes for the period was not significant.

Gross Profit

Gross profit for the three months ended September 30, 2016 increased by $28.8 million, or 25.8%, to $140.4 million from $111.6 million for the three months ended September 30, 2015. The increase was primarily attributable to higher margins due to timing of the pass through of raw materials costs in our Basic Plastics & Feedstocks, Latex, and Performance Plastics segments. Partially offsetting this increase was an unfavorable volume impact primarily driven by lower sales in both Basic Plastics & Feedstocks and Synthetic Rubber. The impact of currency changes for the period was not significant.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2016 increased by $22.8 million, or 44.6%, to $73.9 million from $51.1 million for the three months ended September 30, 2015. The majority of this increase is driven by an increase of $15.7 million in restructuring charges, primarily related to the Company’s decision to cease manufacturing activities at our latex facility in Livorno, Italy. In addition, $2.9 million of the increase was driven by one-time accelerated expense as a result of the complete liquidation of the Parent’s ownership interest in the Company through secondary offerings.  Refer to Notes 16 and 12, respectively, in the condensed consolidated financial statements for further information. Also driving this change were increased employee benefit costs, costs from additional resources supporting growth initiatives, and certain costs incurred to support secondary offerings of the Parent (see Note 13).

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2016 was $36.7 million compared to equity in earnings of $33.5 million for the three months ended September 30, 2015. This increase was primarily attributable to an increase of $2.1 million in the equity earnings from Americas Styrenics for the period, due to higher margin from the timing of raw material purchases. Sumika Styron Polycarbonate noted an increase of $1.1 million in equity earnings for the period, noting improved PC market conditions.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2016 was $18.8 million compared to $19.5 million for the three months ended September 30, 2015. This slight decrease was primarily attributable to lower deferred financing fee amortization recorded into interest expense from our Accounts Receivable Securitization Facility.

Other Expense, net

Other expense, net for the three months ended September 30, 2016 was $1.1 million, which consisted primarily of net foreign exchange transaction losses of approximately $0.4 million, additional impairment charges of $0.3 million for the estimated loss on sale of the Company’s latex and automotive businesses in Brazil, and other expenses. Refer to Note 15 in the condensed consolidated financial statements for further information. Included in the net foreign exchange losses of $0.4 million were foreign exchange transaction losses of $1.5 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the quarter, offset by $1.1 million in gains from our foreign exchange forward contracts.

Other expense, net for the three months ended September 30, 2015 was $1.2 million, which consisted primarily of net foreign exchange transaction losses of approximately $2.2 million, partially offset by other miscellaneous income of $1.0 million. Included in the net foreign exchange losses of $2.2 million were foreign exchange transaction losses of $6.7 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the quarter, offset by $4.5 million in gains from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2016 was $16.0 million, resulting in an effective tax rate of 19.2%. Provision for income taxes for the three months ended September 30, 2015 was $21.2 million, resulting in an effective tax rate of 28.9%.

The decrease in provision for income taxes was primarily driven by a higher proportion of income before taxes attributable to non-U.S. jurisdictions, where the statutory income tax rate is lower than the U.S. statutory income tax rate. This decrease was partially offset by the $10 million increase in income before income taxes, from $73.3 million for the three months ended September 30, 2015 to $83.3 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net Sales

Net sales for the nine months ended September 30, 2016 decreased by $275.7 million, or 9.0%, to $2,799.2 million from $3,074.9 million for the nine months ended September 30, 2015. Of the 9.0% decrease, 7.3% was due to lower selling prices primarily due to the pass through of lower raw material costs, including lower styrene and butadiene costs to customers across our segments. Also driving this reduction in net sales was a decrease of 1.2% due to sales volume, primarily within Synthetic Rubber and Performance Plastics, and a decrease of 0.5% due to an unfavorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

Cost of Sales

Cost of sales for the nine months ended September 30, 2016 decreased by $368.7 million, or 13.6%, to $2,349.4 million from $2,718.1 million for the nine months ended September 30, 2015. Of the 13.6% decrease, 11.3% was attributable to lower prices for raw materials, primarily butadiene and styrene monomer, while an additional 1.0% of the decrease was due to lower sales volume primarily within Synthetic Rubber and Performance Plastics. Also contributing to the decrease was a 0.8% impact from the reduction in fixed costs due to prior year plant maintenance activities and a 0.4% decrease due to a favorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

Gross Profit

Gross profit for the nine months ended September 30, 2016 increased by $93.0 million, or 26.1%, to $449.8 million from $356.8 million for the nine months ended September 30, 2015. The increase was primarily attributable to higher margins across our segments, especially in styrene, styrenic polymers, and PC within Basic Plastics & Feedstocks. Partially offsetting this increase was an unfavorable volume impact, primarily within Synthetic Rubber and Performance Plastics, as well as an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2016 increased by $27.0 million, or 17.6%, to $180.6 million from $153.6 million for the nine months ended September 30, 2015.  The majority of this increase is driven by $17.1 million of increased restructuring charges, primarily related to the Company’s decision to cease manufacturing activities at our latex facility in Livorno, Italy. In addition, $5.4 million of the increase was related to an increase in stock-based compensation expense, which included $2.9 million of one-time accelerated expense as a result of the complete liquidation of the Parent’s ownership interest in the Company through secondary offerings.  Refer to Notes 16 and 12, respectively, in the condensed consolidated financial statements for further information. Also driving this change were increased employee benefit costs, costs from additional resources supporting growth initiatives, and certain costs incurred to support secondary offerings of the Parent (see Note 13).

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2016 was $110.3 million compared to equity in earnings of $111.0 million for the nine months ended September 30, 2015. This slight decrease was primarily attributable the equity earnings from Americas Styrenics, which decreased to $104.9 million from $108.0 million, driven primarily by the impact to gross profit caused by the planned turnaround at their St. James, Louisiana styrene facility during the first quarter of 2016. This was offset by Sumika Styron Polycarbonate, which noted equity earnings of $5.4 million for the period, compared to $3.0 million in the prior year, noting improved PC market conditions.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2016 was $56.5 million compared to $73.9 million for the nine months ended September 30, 2015. This decrease in interest expense was primarily attributable to the impact of the debt refinancing executed in May 2015, which reduced applicable interest rates. Refer to Note 6 in the condensed consolidated financial statements for further information.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was zero for the nine months ended September 30, 2016, compared to $95.2 million for the nine months ended September 30, 2015, related to the debt refinancing in May 2015. This amount was comprised of a $68.6 million call premium paid to retire the Company’s 2019 Senior Notes and a $25.9 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.7 million of unamortized deferred financing fees related to the termination of the Company’s 2018 Revolving Facility.

Other Expense, net

Other expense, net for the nine months ended September 30, 2016 was $16.7 million, driven by an impairment charge for the estimated loss on sale of its latex and automotive businesses in Brazil of approximately $13.2 million. Refer to Note 15 in the condensed consolidated financial statements for further information. Adding to these losses were net foreign exchange transaction losses of $2.0 million. Included in these net losses of $2.0 million were foreign exchange transaction losses of $4.1 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $2.1 million in gains from our foreign exchange forward contracts.

Other expense, net for the nine months ended September 30, 2015 was $8.0 million, which consisted primarily of net foreign exchange transaction losses of approximately $8.3 million, partially offset by other miscellaneous income of $0.3 million. Included in the net foreign exchange losses of $8.3 million were foreign exchange transaction gains of $0.9 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $9.2 million in losses from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2016 was $66.5 million, resulting in an effective tax rate of 21.7%. Provision for income taxes for the nine months ended September 30, 2015 was $46.6 million, resulting in an effective tax rate of 34.0%.

The increase in provision for income taxes was primarily driven by the $169.2 million increase in income before income taxes, from $137.1 million for the nine months ended September 30, 2015 to $306.3 million for the nine months ended September 30, 2016.

This increase in the provision for income taxes was partially offset by a higher proportion of income before taxes attributable to non-U.S. jurisdictions, where the statutory income tax rate is lower than the U.S. statutory income tax rate.

Additionally, this increase in the provision for income taxes was partially offset by a net reduction of losses generated within companies which are not anticipated to provide a tax benefit to the Company in the future. These losses are primarily generated within our holding companies incorporated in Luxembourg and our primary operating company incorporated in Brazil.  For the nine months ended September 30, 2016 these losses totaled approximately $52.0 million and included an impairment charge of $13.2 million for the estimated loss on sale of Trinseo Brazil. Refer to Note 15 in the condensed consolidated financial statements for further information.

For the nine months ended September 30, 2015 these losses totaled approximately $73.5 million and included payments made in our Luxembourg entities of $18.6 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2019 Senior Notes and $5.6 million related to the write off of the related unamortized deferred financing fees. Refer to Note 6 in the condensed consolidated financial statements for further information.

Selected Segment Information

The following tables present net sales and EBITDA by segment and as a percentage of total net sales and net sales by segment, respectively, for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net sales(1)
Latex segment	$242.6	$254.9	$684.6	$740.7
Synthetic Rubber segment	112.7	126.0	326.3	370.7
Performance Plastics segment	175.4	179.9	527.9	562.1
Basic Plastics & Feedstocks segment	404.7	467.2	1,260.4	1,401.4
Corporate unallocated(2)	—	—	—	—
Total	$935.4	$1,028.0	$2,799.2	$3,074.9
EBITDA(3)
Latex segment	$12.7	$24.3	$47.8	$60.7
Synthetic Rubber segment	28.5	27.4	81.8	72.0
Performance Plastics segment	25.3	14.5	77.6	60.9
Basic Plastics & Feedstocks segment	86.2	70.2	303.8	251.4
Corporate unallocated(2)	(26.8)	(20.6)	(76.4)	(166.7)
Total	$125.9	$115.8	$434.6	$278.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales(1)
Latex segment	25.9%	24.8%	24.5%	24.1%
Synthetic Rubber segment	12.0%	12.3%	11.7%	12.1%
Performance Plastics segment	18.8%	17.5%	18.9%	18.3%
Basic Plastics & Feedstocks segment	43.3%	45.4%	44.9%	45.5%
Corporate unallocated(2)	—%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
EBITDA(3)
Latex segment	5.2%	9.5%	7.0%	8.2%
Synthetic Rubber segment	25.3%	21.7%	25.1%	19.4%
Performance Plastics segment	14.4%	8.1%	14.7%	10.8%
Basic Plastics & Feedstocks segment	21.3%	15.0%	24.1%	17.9%
Corporate unallocated(2)	(2.9)%	(2.0)%	(2.7)%	(5.4)%
Total	13.5%	11.3%	15.5%	9.1%

(1)	Inter-segment sales have been eliminated.
(2)

Corporate unallocated includes corporate overhead costs, loss on extinguishment of long-term debt, and certain other income and expenses. Percentages for corporate unallocated are based on total sales.

(3)

EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. See a reconciliation of net income to EBITDA below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net income	$67.3	$52.1	$239.8	$90.5
Interest expense, net	18.8	19.5	56.5	73.9
Provision for income taxes	16.0	21.2	66.5	46.6
Depreciation and amortization	23.8	23.0	71.8	67.3
EBITDA	$125.9	$115.8	$434.6	$278.3

There are limitations to using financial performance measures such as EBITDA. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.

Latex Segment

We are a global leader in styrene-butadiene latex, or SB latex, holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex capacity in Europe and the #2 position in capacity in North America. We produce SB latex primarily for coated paper used in advertising and magazines, packaging board coatings, carpet and artificial turf backings, as well as a number of performance latex applications. For the nine months ended September 30, 2016, approximately 42% of our Latex segment’s net sales were generated in Europe, approximately 28% were generated in the United States, and the majority of the remaining sales were generated in Asia.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net sales for the three months ended September 30, 2016 decreased by $12.3 million, or 4.8%, to $242.6 million from $254.9 million for the three months ended September 30, 2015. Of the 4.8% decrease in net sales, 8.2% was due to lower selling prices primarily due to the pass through of lower butadiene and styrene costs to our customers, partially offset by a 3.3% increase driven by higher sales volume to the paper and carpet markets in North America and Asia. The impact of currency changes for the period was not significant.

EBITDA for the three months ended September 30, 2016 decreased by $11.6 million, or 47.7%, to $12.7 million from $24.3 million for the three months ended September 30, 2015. Notwithstanding the impacts of certain restructuring efforts (discussed below), EBITDA increased by $3.8 million from margin improvements during the period driven by price increases in North America (excluding the impact of raw material pass through), as well as a $2.0 million increase due to sales volume, driven largely by higher volume to the paper market in Asia. Offsetting these increases were decreases of $16.0 million due to restructuring charges incurred in the third quarter of 2016 related to the Livorno plant restructuring, which included property, plant, and equipment and other asset impairment charges, and employee termination benefit charges and contract termination charges. Refer to Note 16 in the condensed consolidated financial statements for further information.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net sales for the nine months ended September 30, 2016 decreased by $56.1 million, or 7.6%, to $684.6 million from $740.7 million for the nine months ended September 30, 2015. Of the 7.6% decrease in net sales, 7.5% was due to lower selling prices, primarily due to the pass through of lower butadiene and styrene costs to our customers, and 0.3% was due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis. These decreases were partially offset by a 0.3% increase due to higher sales volume to the Asia paper and carpet markets.

EBITDA for the nine months ended September 30, 2016 decreased by $12.9 million, or 21.3%, to $47.8 million from $60.7 million for the nine months ended September 30, 2015. Notwithstanding the impacts of certain restructuring efforts and portfolio refinements (discussed below), EBITDA increased by $9.3 million from margin improvements during the period, driven by price increases in North America and freight and utility savings, particularly in Asia. Offsetting this increase were decreases of $16.0 million due to restructuring charges incurred in 2016 related to the Livorno plant restructuring, as noted above, as well as an impairment charge of $4.2 million recorded during 2016 on the estimated loss on sale of the Company’s latex business in Brazil. In addition, restructuring charges related to our Allyn’s Point plant closure increased by $1.4 million compared to prior year.  Refer to Notes 15 and 16 in the condensed consolidated financial statements for further information.

Synthetic Rubber Segment

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position in solution styrene-butadiene rubber, or SSBR. While substantially all of our sales were generated in Europe for the nine months ended September 30, 2016, approximately 24% of these net sales were exported to Asia, 6% to Latin America and 8% to North America.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net sales for the three months ended September 30, 2016 decreased by $13.3 million, or 10.6%, to $112.7 million from $126.0 million for the three months ended September 30, 2015. Of the 10.6% decrease in net sales, 7.6% was due to lower selling prices, primarily resulting from the pass through of lower butadiene and styrene costs to customers, and 3.0% was due to decreased sales volume, primarily in SSBR due to the timing of shipments. The impact of currency changes for the period was not significant.

EBITDA for the three months ended September 30, 2016 increased by $1.1 million, or 4.0%, to $28.5 million from $27.4 million for the three months ended September 30, 2015. This increase from prior year was primarily driven by a 17.6% improvement in fixed costs, as the prior year included lower fixed cost absorption and higher costs from plant maintenance activities. Partially offsetting this increase was a 13.8% margin decrease driven by less favorable product mix and lower margins on some of our commodity products, as well as decreased sales volume, primarily in SSBR due to the timing of shipments. The impact of currency changes for the period was not significant.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net sales for the nine months ended September 30, 2016 decreased by $44.4 million, or 12.0%, to $326.3 million from $370.7 million for the nine months ended September 30, 2015. Of the 12.0% decrease in net sales, 6.9% was due to lower selling prices, primarily resulting from the pass through of lower butadiene and styrene costs to customers, and 4.4% was due to decreased sales volume, particularly in Ni-PBR. In addition, 0.7% of the decrease was driven by an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

EBITDA for the nine months ended September 30, 2016 increased by $9.8 million, or 13.6%, to $81.8 million from $72.0 million for the nine months ended September 30, 2015. This increase from prior year was primarily driven by an increase of 20.5% due to improved fixed costs, as the prior year included lower fixed cost absorption and higher maintenance costs due to a planned turnaround, as well as an increase of 2.3% driven by improved margins. These increases were partially offset by a decrease of 8.4% due to decreased sales volumes compared to the prior year, particularly in Ni-PBR, and a 0.7% decrease driven by an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net sales for the three months ended September 30, 2016 decreased by $4.5 million, or 2.5%, to $175.4 million from $179.9 million for the three months ended September 30, 2015. Of the 2.5% decrease in net sales, 2.1% was due to lower selling prices primarily related to the pass through of lower raw material costs to our customers. In addition, 0.5% of the decrease was due to decreased sales volume primarily related to lower sales to the consumer electronics market in Asia.  The impact of currency changes for the period was not significant.

EBITDA for the three months ended September 30, 2016 increased by $10.8 million, or 74.5%, to $25.3 million from $14.5 million for the three months ended September 30, 2015. Of this 74.5% increase, 73.9% was due to higher margins in automotive due to market strength and an unfavorable price lag impact in the prior year. The impact of currency changes for the period was not significant.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net sales for the nine months ended September 30, 2016 decreased by $34.2 million, or 6.1%, to $527.9 million from $562.1 million for the nine months ended September 30, 2015. Of the 6.1% decrease in net sales, 4.2% was due to lower selling prices, primarily related to the pass through of lower raw material costs to our customers, and 1.6% was due to decreased sales volume, driven by lower sales to the consumer electronics market in Asia.  In addition, 0.3% of the decrease was driven by an unfavorable currency impact as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

EBITDA for the nine months ended September 30, 2016 increased by $16.7 million, or 27.4%, to $77.6 million from $60.9 million for the nine months ended September 30, 2015. Of the 27.4% increase, 38.8% was due to higher margins, including unfavorable inventory timing and price lag impacts in the prior year, and 6.3% was due to improved fixed costs. These increases were partially offset by a 3.6% decrease driven by lower sales volume, primarily caused by lower sales to the consumer electronics market in Asia, which were partially offset by higher sales to the automotive market.  Also offsetting this overall increase was an impairment charge of $8.4 million recorded during 2016 on the estimated loss on sale of the Company’s automotive business in Brazil.  Refer to Note 15 in the condensed consolidated financial statements for further information.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net sales for the three months ended September 30, 2016 decreased by $62.5 million, or 13.4%, to $404.7 million from $467.2 million for the three months ended September 30, 2015. Of the 13.4% decrease in net sales, 12.2% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers and 1.2% of the decrease related to lower sales volumes driven by lower styrene monomer related sales. The impact of currency changes for the period was not significant.

EBITDA for the three months ended September 30, 2016 increased by $16.0 million, or 22.8%, to $86.2 million from $70.2 million for the three months ended September 30, 2015. Of this 22.8% increase, 4.6% was due to an increase in the equity earnings from our two joint ventures, while 14.9% was due to higher margins driven by favorable inventory timing. In addition, 4.4% of the increase was driven by reduced fixed costs. The impact of currency changes for the period was not significant.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net sales for the nine months ended September 30, 2016 decreased by $141.0 million, or 10.1%, to $1,260.4 million from $1,401.4 million for the nine months ended September 30, 2015. Of the 10.1% decrease in net sales, 8.6% was driven by decreases in selling prices due to the pass through of lower styrene costs to customers, and 0.9% was driven by a decrease in sales volume, primarily related to Asia polystyrene sales.  In addition, 0.5% of the decrease was driven by an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

EBITDA for the nine months ended September 30, 2016 increased by $52.4 million, or 20.8%, to $303.8 million from $251.4 million for the nine months ended September 30, 2015. This EBITDA increase was due primarily to higher margins in styrene, styrenic polymers, and PC. In addition, 3.3% of the increase was driven by reduced fixed costs, primarily due to prior year charges of $0.5 million related to our PC restructuring efforts and a higher level of plant maintenance activities in the prior year.  Refer to Note 16 in the condensed consolidated financial statements for further details. These increases were partially offset by a 0.3% decrease due to lower equity earnings from our two joint ventures, a 0.8% decrease due to lower sales volumes, and a 0.5% decrease due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar on a year-to-date basis.

Other Important Performance Measures

We present Adjusted EBITDA as a non-GAAP financial performance measure, which we define as income from continuing operations before interest expense, net; income tax provision; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring and other items.  In doing so, we are providing both management and investors with a stronger indicator of our ongoing performance and business trends, removing the impact of transactions and events that we would not consider a part of our core operations.

There are limitations to using the financial performance measures such as Adjusted EBITDA. This performance measure is not intended to represent net income or other measures of financial performance.  In addition, Adjusted EBITDA is not intended to represent cash flow from operations as defined by GAAP or other measures of liquidity.  As such, it should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use this or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing a reconciliation of this performance measure to our net income, which is determined in accordance with GAAP.

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net income	$67.3	$52.1	$239.8	$90.5
Interest expense, net	18.8	19.5	56.5	73.9
Provision for income taxes	16.0	21.2	66.5	46.6
Depreciation and amortization	23.8	23.0	71.8	67.3
EBITDA(a)	$125.9	$115.8	$434.6	$278.3
Loss on extinguishment of long-term debt	—	—	—	95.2
Net loss on disposition of businesses and assets(b)	0.3	—	13.2	—
Restructuring and other charges(c)	16.8	0.1	18.6	0.5
Other items(d)	0.3	0.3	2.5	2.3
Adjusted EBITDA	$143.3	$116.2	$468.9	$376.3

(a)

EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis.  Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP. See “—Selected Segment Information” for further detail.

(b)

During the three and nine months ended September 30, 2016, the Company recorded impairment charges for the estimated loss on sale of its primary operating entity in Brazil, which includes both latex and automotive businesses. Refer to Note 15 in the condensed consolidated financial statements for further information.

(c)

Restructuring and other charges for the three and nine months ended September 30, 2016 relate primarily to $16.0 million in charges incurred in connection with the decision to cease manufacturing activities at our latex manufacturing facility in Livorno, Italy, consisting of an impairment charge for unrecoverable net book value of property, plant, and equipment and other assets, as well as employee and contract termination charges.  The remaining restructuring charges for the three and nine months ended September 30, 2016 relate to charges incurred in connection with the decision to divest our operations in Brazil as well as the closure of our Allyn’s Point latex manufacturing facility. Restructuring and other charges for the three and nine months ended September 30, 2015 relate primarily to the PC restructuring within our Basic Plastics & Feedstocks segment.

Note that the accelerated depreciation charges incurred as part of the Allyn’s Point shutdown announced in September 2015 are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption. Refer to Note 16 in the condensed consolidated financial statements for further information.

(d)

Other items for the three and nine months ended September 30, 2016 relate to fees incurred in conjunction with the Company’s secondary offerings completed during these periods. Refer to Note 13 in the condensed consolidated financial statements for further discussion. Other items for the three and nine months ended September 30, 2015 represent costs related to the process of changing our corporate name from Styron to Trinseo.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2016 and 2015, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$324.7	$205.7
Investing activities	(77.7)	(76.6)
Financing activities	(211.7)	(24.1)
Effect of exchange rates on cash	(0.3)	(5.0)
Net change in cash and cash equivalents	$35.0	$100.0

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2016 totaled $324.7 million, driven predominantly by earnings for the period. Also driving cash flow from operating activities for the period was $100.0 million in dividends from our 50%-owned joint venture, Americas Styrenics.

Net cash used in operating assets and liabilities for the nine months ended September 30, 2016 totaled $38.0 million, the most significant drivers of which were increases in accounts receivable of $30.2 million and inventories of $27.6 million, respectively, offset by an increase in accounts payable and other current liabilities of $23.1 million. The increase in accounts receivable is primarily due to higher net sales during the third quarter of 2016, compared to the fourth quarter of 2015, primarily driven by increasing raw material prices as well as volume increases in certain businesses.  The increase in inventory is primarily due to increasing raw material prices and the increase in accounts payable and other current liabilities is primarily due to timing of payments as well as increases in prices for raw materials purchases.

Net cash provided by operating activities during the nine months ended September 30, 2015 totaled $205.7 million, driven by earnings for the period. Also driving cash from operating activities for the period was $87.5 million in dividends from Americas Styrenics.  These increases were noted despite several significant decreases to operating cash flows, which included $81.7 million in interest payments made on our 2019 Senior Notes prior to their May 2015 retirement as well as a $68.6 million call premium paid to retire those notes.

Net cash provided by operating assets and liabilities for the nine months ended September 30, 2015 totaled $47.6 million, the most significant components of which were decreases in inventories of $63.1 million and increases in income taxes payable of $26.8 million, offset by a decrease in accounts payables and other current liabilities of $47.9 million. Inventory decreased due to higher volume sold during the third quarter of 2015 when compared to the fourth quarter of 2014, as well as decreases in raw materials prices. Increase in income taxes payable is driven primarily by the Company’s significant improvement in earnings before taxes compared to the prior year, particularly in Americas

Styrenics. The decrease in accounts payable and other current liabilities is primarily due to timing of payments as well as decreases in prices for raw materials purchases.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 totaled $77.7 million, driven by capital expenditures of $82.7 million during the period, a significant portion of which related to our project to upgrade our legacy ERP environment to the latest version of SAP.  Partially offsetting these capital expenditures were dividends received from Sumika Styron Polycarbonate during the period, $4.8 million of which were classified as investing activities on the condensed consolidated statement of cash flows, with the remaining $1.4 million classified as operating activities.

Net cash used in investing activities for the nine months ended September 30, 2015 totaled $76.6 million, consisting primarily of capital expenditures of $76.9 million during the period, net of proceeds received from a government subsidy of $2.2 million related to our capital expansion project at our rubber facility in Schkopau, Germany.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2016 totaled $211.7 million. This activity was primarily driven by $194.1 million of payments related to the repurchase of ordinary shares during the period and $13.9 million in repayments of equity on ordinary shares (see Note 18 to the condensed consolidated financial statements), as well as $3.8 million of principal payments related to our 2021 Term Loan B.

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

As of September 30, 2016 and December 31, 2015, we had $1,213.8 million and $1,207.8 million, respectively, in outstanding indebtedness and $898.6 million and $839.8 million, respectively, in working capital.  We believe, based on our current level of operations, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.

In addition, as of September 30, 2016 and December 31, 2015, we had $95.8 million and $73.7 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As is typical, our indebtedness could affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk. Management reacts strategically to mitigate these risks and monitor compliance with debt covenants in order to limit potential material impacts to our financial condition and flexibility.

The following table outlines our outstanding indebtedness as of September 30, 2016 and December 31, 2015 and the associated interest expense, including amortization of deferred financing fees, and effective interest rates for such borrowings as of September 30, 2016 and December 31, 2015. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2016			December 31, 2015
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2018 Senior Secured Credit Facility
2018 Revolving Facility	$—	—	$—	$—	—	$1.6
Senior Credit Facility
2021 Term Loan B	492.7	4.3%	17.5	496.4	4.3%	15.4
2020 Revolving Facility	—	—	2.5	—	—	2.3
2019 Senior Notes	—	—		—	8.8%	40.4
2022 Senior Notes
USD Notes	300.0	6.8%	15.8	300.0	6.8%	13.8
Euro Notes	419.3	6.4%	20.7	409.5	6.4%	17.9
Accounts Receivable Securitization Facility	—	—	2.7	—	2.7%	4.1
Other indebtedness	1.8	4.8%	(0.1)	1.9	2.5%	0.1
Total	$1,213.8		$59.1	$1,207.8		$95.6

Our Senior Credit Facility includes the 2020 Revolving Facility, which matures in May 2020, and has a borrowing capacity of $325.0 million. As of September 30, 2016, the Company had no outstanding borrowings, and had $308.4 million (net of $16.6 million outstanding letters of credit) of funds available for borrowings under the 2020 Revolving Facility.  Further, we note that, as of September 30, 2016, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

We also continue to maintain our Accounts Receivable Securitization Facility set to mature in May 2019, under which our borrowing capacity is $200.0 million.  As of September 30, 2016, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $119.1 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.

Our other borrowing arrangements include our $500.0 million 2021 Term Loan B (maturing in November 2021), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal, and our 2022 Senior Notes (maturing in May 2022), whose U.S. dollar equivalent outstanding amount as of September 30, 2016 totaled $719.3 million.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of September 30, 2016, the Company was in compliance with all of these debt covenant requirements.  Refer to the Annual Report for further information on the details of these covenant requirements.

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

As noted above, during the nine months ended September 30, 2016, the Company continued to generate strong cash flows from operations.  However, we can make no assurances that, in the future, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, our current indebtedness may limit our ability to procure additional financing in the future. As of September 30, 2016 and December 31, 2015, we were in compliance with all the covenants and default provisions under our debt agreements.

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders.  As noted in Note 18 to the condensed consolidated financial statements, in July 2016, Trinseo S.A. made a repayment of equity to shareholders of $0.30 per ordinary share (totaling $13.9 million), with an additional repayment of equity to shareholders of $0.30 per ordinary share declared as of September 30, 2016.  These repayments of equity are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture.  Further, significant additional capacity continues to be available under the terms of these covenants to support expected future repayments of equity to shareholders, should the Company continue to declare them.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

In 2015, the Company began a two-year project to upgrade our legacy ERP environment to an updated version of SAP through a phased implementation approach. Through the third quarter of 2016, we have completed the migration of our North America and Asia Pacific operations, with implementation in our European operations expected to be completed by the end of 2016. In connection with this implementation, we have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes.

The Company believes we have maintained appropriate internal controls during our initial phased implementation period and will continue to evaluate, test and monitor our internal controls over financial reporting for effectiveness as processes and procedures in each of these impacted areas and regions evolve.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Item 1A of our Annual Report for the year ended December 31, 2015 as well as Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2016, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended September 30, 2016 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2016	—	$—	—	$100,000,000	(1)
August 1 - August 31, 2016	1,265,963	$57.53	1,265,963	$27,163,809	(1)
September 1 - September 30, 2016	493,231	$54.50	493,231	$—	(1)
Total	1,759,194	$56.68	1,759,194

(1)

The general meeting of our shareholders on June 21, 2016 authorized the Company to repurchase up to 4.5 million ordinary shares at a price per share of not less $1.00 and not more than $1,000. This authorization ends on June 21, 2018 or on the date of its renewal by a subsequent general meeting of shareholders. On June 22, 2016 the Company announced that the board of directors had authorized the Company to repurchase, subject to market and other conditions, up to $100 million of its ordinary shares under the 2016 share repurchase authorization.  As of September 30, 2016, the Company had expended the entire $100 million authorized by the board of directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 3, 2016

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Barry J. Niziolek
Name:	Barry J. Niziolek
Title:	Executive Vice President, Chief Financial Officer
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

10.1	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed August 31, 2016)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.