Form 10-Q
period 2017-03-31
Trinseo S.A.
filed 2017-05-03
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(610) 240-3200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻	

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻	Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of May 1, 2017, there were 43,992,047 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2017

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo” refers to Trinseo S.A. (NYSE: TSE), a public limited liability company (société anonyme) existing under the laws of Luxembourg, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a consolidated entity. The terms “Trinseo Materials Operating S.C.A.” and “Trinseo Materials Finance, Inc.” refer to Trinseo’s indirect subsidiaries, Trinseo Materials Operating S.C.A., a Luxembourg partnership limited by shares incorporated under the laws of Luxembourg, and Trinseo Materials Finance, Inc., a Delaware corporation, and not their subsidiaries. All financial data provided in this Quarterly Report is the financial data of the Company, unless otherwise indicated.

Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”). In June 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LLC (“Bain Capital”) acquired an ownership interest in our business through an indirect ownership interest in us. During 2016, Bain Capital Everest Manager Holding SCA (“the former Parent”), an affiliate of Bain Capital, sold its entire ownership interest in the Company pursuant to the Company’s shelf registration statement filed with the SEC.

Definitions of capitalized terms not defined herein appear in the notes to our condensed consolidated financial statements.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 under Part I, Item IA— “Risk Factors”, and elsewhere within this Quarterly Report.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$410,137	$465,114
Accounts receivable, net of allowance for doubtful accounts (March 31, 2017: $2,979; December 31, 2016: $3,138)	698,784	564,428
Inventories	481,112	385,345
Other current assets	15,613	17,999
Total current assets	1,605,646	1,432,886
Investments in unconsolidated affiliates	160,649	191,418
Property, plant and equipment, net of accumulated depreciation (March 31, 2017: $443,120; December 31, 2016: $420,343)	519,890	513,757
Other assets
Goodwill	29,992	29,485
Other intangible assets, net	174,421	177,345
Deferred income tax assets—noncurrent	32,791	40,187
Deferred charges and other assets	30,213	24,412
Total other assets	267,417	271,429
Total assets	$2,553,602	$2,409,490
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,000	$5,000
Accounts payable	423,000	378,029
Income taxes payable	29,640	23,784
Accrued expenses and other current liabilities	125,330	135,357
Total current liabilities	582,970	542,170
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,166,750	1,160,369
Deferred income tax liabilities—noncurrent	28,872	24,844
Other noncurrent obligations	240,935	237,054
Total noncurrent liabilities	1,436,557	1,422,267
Commitments and contingencies (Note 9)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000,000 shares authorized (March 31, 2017: 48,778 shares issued and 44,068 shares outstanding; December 31, 2016: 48,778 shares issued and 44,301 shares outstanding)	488	488
Additional paid-in-capital	574,671	573,662
Treasury shares, at cost (March 31, 2017: 4,710 shares; December 31, 2016: 4,477 shares)	(233,850)	(217,483)
Retained earnings	362,153	258,540
Accumulated other comprehensive loss	(169,387)	(170,154)
Total shareholders’ equity	534,075	445,053
Total liabilities and shareholders’ equity	$2,553,602	$2,409,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$1,104,490	$894,084
Cost of sales	906,688	754,412
Gross profit	197,802	139,672
Selling, general and administrative expenses	60,436	54,486
Equity in earnings of unconsolidated affiliates	19,295	35,026
Operating income	156,661	120,212
Interest expense, net	18,200	18,896
Other expense (income), net	(8,133)	2,669
Income before income taxes	146,594	98,647
Provision for income taxes	29,300	21,900
Net income	$117,294	$76,747
Weighted average shares- basic	44,057	48,655
Net income per share- basic	$2.66	$1.58
Weighted average shares- diluted	45,313	49,086
Net income per share- diluted	$2.59	$1.56

Dividends per share	$0.30	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$117,294	$76,747
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three months ended March 31, 2017 and 2016, respectively):
Cumulative translation adjustments	4,201	13,423
Net loss on foreign exchange cash flow hedges	(4,810)	(7,425)
Pension and other postretirement benefit plans:
Net loss arising during period (net of tax of: 2017—$0; 2016—($0.5))	—	(800)
Amounts reclassified from accumulated other comprehensive income (loss)	1,376	540
Total other comprehensive income, net of tax	767	5,738
Comprehensive income	$118,061	$82,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2016	44,301	4,477	$488	$573,662	$(217,483)	$(170,154)	$258,540	$445,053
Net income	—	—	—	—	—	—	117,294	117,294
Other comprehensive income	—	—	—	—	—	767	—	767
Stock-based compensation activity	194	(194)	—	1,009	6,920	—	—	7,929
Purchase of treasury shares	(427)	427	—	—	(23,287)	—	—	(23,287)
Dividends on ordinary shares ($0.30 per share)	—	—	—	—	—	—	(13,681)	(13,681)
Balance at March 31, 2017	44,068	4,710	$488	$574,671	$(233,850)	$(169,387)	$362,153	$534,075
Balance at December 31, 2015	48,778	—	$488	$556,532	$—	$(149,717)	$(18,289)	$389,014
Adoption of new accounting standard(1)	—	—	—	915	—	—	(915)	—
Net income	—	—	—	—	—	—	76,747	76,747
Other comprehensive income	—	—	—	—	—	5,738	—	5,738
Stock-based compensation activity	—	—	—	5,593	—	—	—	5,593
Purchase of treasury shares	(1,600)	1,600	—	—	(57,008)	—	—	(57,008)
Balance at March 31, 2016	47,178	1,600	$488	$563,040	$(57,008)	$(143,979)	$57,543	$420,084

(1) Refer to Note 11 for discussion of adoption of Accounting Standards Update 2016-09.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$117,294	$76,747
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,720	23,120
Amortization of deferred financing fees and issuance discount	1,350	1,608
Deferred income tax	11,282	6,418
Stock-based compensation expense	4,730	5,593
Earnings of unconsolidated affiliates, net of dividends	(2,863)	(3,684)
Unrealized net losses (gains) on foreign exchange forward contracts	187	(447)
Gain on sale of businesses and other assets	(9,914)	—
Changes in assets and liabilities
Accounts receivable	(133,312)	(33,732)
Inventories	(91,621)	(7,162)
Accounts payable and other current liabilities	49,895	4,344
Income taxes payable	5,559	6,486
Other assets, net	(4,485)	(3,452)
Other liabilities, net	1,465	9,046
Cash provided by (used in) operating activities	(25,713)	84,885
Cash flows from investing activities
Capital expenditures	(36,044)	(26,437)
Proceeds from the sale of businesses and other assets	42,100	—
Distributions from unconsolidated affiliates	857	4,809
Cash provided by (used in) investing activities	6,913	(21,628)
Cash flows from financing activities
Short-term borrowings, net	(62)	(63)
Repayments of term loans	(1,250)	(1,250)
Purchase of treasury shares	(26,648)	(57,008)
Dividends paid	(13,252)	—
Proceeds from exercise of option awards	3,337	—
Withholding taxes paid on restricted share units	(138)	—
Cash used in financing activities	(38,013)	(58,321)
Effect of exchange rates on cash	1,836	2,192
Net change in cash and cash equivalents	(54,977)	7,128
Cash and cash equivalents—beginning of period	465,114	431,261
Cash and cash equivalents—end of period	$410,137	$438,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2017 and 2016 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2016 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

The December 31, 2016 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2016 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position or results. Refer to Note 11 and Note 13 for further information.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued guidance which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the FASB has issued certain clarifying updates to this guidance, which the Company will consider as part of our adoption. The Company expects to adopt this guidance for annual and interim periods beginning after December 31, 2017 by applying the modified retrospective transition approach. While our adoption efforts have progressed significantly, we have not yet reached a final conclusion on the expected impacts of adopting this new standard on our consolidated financial statements and disclosures, as well as on our underlying business processes and information technology systems.

In July 2015, the FASB issued guidance which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (“NRV”) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance effective January 1, 2017, and the adoption did not have a material impact to the Company’s financial position or results of operations.

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

In January 2017, the FASB issued guidance that revises the definition of a business in order to assist in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, fewer transactions are expected to be accounted for as business combinations. The Company adopted this guidance effective January 1, 2017. We expect this adoption could affect conclusions reached for future transactions in several areas, including acquisitions and disposals.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment by removing Step 2 of the test, which requires a hypothetical purchase price allocation. As a result, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this guidance effective January 1, 2017, which did not have a material impact to the Company’s financial position or results of operations.

In March 2017, the FASB issued guidance that requires employers to present the service cost component of net periodic benefit cost in the same statement of operations line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are to be presented outside of any subtotal of operating income. This presentation amendment is relevant to the Company and will be applied on a retrospective basis. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact of adopting this guidance on its results of operations.

NOTE 3—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the first quarter of 2017, the Company had two joint ventures: Americas Styrenics LLC (“Americas Styrenics”, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate”, a polycarbonate joint venture with Sumitomo Chemical Company Limited). Investments held in the unconsolidated affiliates are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment, and the results of Sumika Styron Polycarbonate were included within the Basic Plastics reporting segment until the Company sold its’ 50% share of the entity in January 2017. Refer to the discussion below for further information about the sale of the Company’s share in Sumika Styron Polycarbonate during the first quarter of 2017.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below. This table includes summarized financial information for Sumika Styron Polycarbonate through the date of sale in January 2017.

	Three Months Ended
	March 31,
	2017	2016
Sales	$433,946	$376,253
Gross profit	$20,588	$68,403
Net income	$6,328	$52,796

Americas Styrenics

As of March 31, 2017 and December 31, 2016, respectively, the Company’s investment in Americas Styrenics was $160.6 million and $149.7 million, which was $55.1 million and $71.2 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 3.5 years as of March 31, 2017. The Company received dividends from Americas Styrenics of $7.5 million and $30.0 million during the three months ended March 31, 2017 and 2016, respectively.

Sumika Styron Polycarbonate

On January 31, 2017, the Company completed the sale of its 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited for total sales proceeds of approximately $42.1 million. As a result, the Company recorded a gain on sale of $9.3 million during the three months ended March 31, 2017, which was included within “Other expense (income), net” in the condensed consolidated statement of operations and was allocated entirely to the Basic Plastics segment. In addition, the parties have entered into a long-term agreement to continue sourcing polycarbonate resin from Sumika Styron Polycarbonate to the Company’s Performance Plastics segment.

As of December 31, 2016, the Company’s investment in Sumika Styron Polycarbonate was $41.8 million. Due to the sale in January 2017, the Company no longer has an investment in Sumika Styron Polycarbonate as of March 31, 2017. The Company received dividends from Sumika Styron Polycarbonate of $9.8 million and $6.2 million during the three months ended March 31, 2017 and 2016, respectively. The dividend received during the three months ended March 31, 2017 from Sumika Styron Polycarbonate related to the Company’s proportionate share of earnings from the year ended December 31, 2016.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Finished goods	$242,108	$187,577
Raw materials and semi-finished goods	209,030	168,804
Supplies	29,974	28,964
Total	$481,112	$385,345

NOTE 5—DEBT

Refer to the Annual Report for definitions of capitalized terms not defined herein and further background on the Company’s debt facilities discussed below. The Company was in compliance with all debt related covenants as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, debt consisted of the following:

			March 31, 2017			December 31, 2016
	Interest Rate as of March 31, 2017	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2020 Revolving Facility(2)	Various	May 2020	$—	$—	$—	$—	$—	$—
2021 Term Loan B(3)	4.250%	November 2021	490,340	(8,731)	481,609	491,545	(9,159)	482,386
2022 Senior Notes
USD Notes	6.750%	May 2022	300,000	(5,503)	294,497	300,000	(5,726)	294,274
Euro Notes	6.375%	May 2022	400,958	(6,876)	394,082	394,275	(7,157)	387,118
Accounts Receivable Securitization Facility(4)	Various	May 2019	—	—	—	—	—	—
Other indebtedness	Various	Various	1,562	—	1,562	1,591	—	1,591
Total debt			$1,192,860	$(21,110)	$1,171,750	$1,187,411	$(22,042)	$1,165,369
Less: current portion					(5,000)			(5,000)
Total long-term debt, net of unamortized deferred financing fees					$1,166,750			$1,160,369

(1)

This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

(2)

The Company had $309.1 million (net of $15.9 million outstanding letters of credit) of funds available for borrowing under this facility as of March 31, 2017. Additionally, the Borrowers were required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

(3)

Carrying amounts presented above are net of an original issue discount, which was 0.25% of the original $500.0 million facility. This facility bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor. As of March 31, 2017, $5.0 million of the scheduled future payments related to this facility were classified as current debt on the Company’s condensed consolidated balance sheet.

(4)

This facility has a borrowing capacity of $200.0 million. As of March 31, 2017, the Company had approximately $139.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regards to outstanding borrowings, fixed interest charges are 2.6% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.4%.

NOTE 6—DERIVATIVE INSTRUMENTS

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

As of March 31, 2017, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $222.2 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2017.

March 31,
Buy / (Sell)	2017
Chinese Yuan	$(79,985)
Euro	$(63,617)
Indonesian Rupiah	$(27,316)
Swiss Franc	$19,083
Japanese Yen	$(10,163)
Turkish Lira	$(7,349)

Foreign Exchange Cash Flow Hedges

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income/loss (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open foreign exchange cash flow hedges as of March 31, 2017 have maturities occurring over a period of 9 months, and have a net notional U.S. dollar equivalent of $175.5 million.

Net Investment Hedge

The Company’s outstanding debt includes €375.0 million of Euro Notes (refer to Note 5 for details). As of March 31, 2017, the Company has designated a portion (€280 million) of the principal amount of these Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. As this debt was deemed to be a highly effective hedge, changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation gain of $9.5 million within AOCI as of March 31, 2017.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, net of tax, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended March 31,				Statement of Operations
	2017	2016	2017	2016	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(4,810)	$(7,425)	$2,451	$1,106	Cost of sales
Total	$(4,810)	$(7,425)	$2,451	$1,106
Net Investment Hedges
Euro Notes	$(4,990)	$(6,285)	$—	$—	Other expense (income), net
Total	$(4,990)	$(6,285)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(1,675)	$3,133	Other expense (income), net
Total	$—	$—	$(1,675)	$3,133

The Company recorded losses of $1.7 million and gains of $3.1 million during the three months ended March 31,

2017 and 2016, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The losses and gains from these forward contracts offset net foreign exchange transaction gains of $0.6 million and losses of $5.0 million, respectively, during the three months ended March 31, 2017 and 2016 which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of March 31, 2017, the Company has no ineffectiveness related to its foreign exchange cash flow hedges. Further, the Company expects to reclassify in the next twelve months an approximate $6.3 million net gain from AOCI into earnings related to the Company’s outstanding cash flow hedges as of March 31, 2017 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2017			December 31, 2016
	Foreign Exchange	Foreign Exchange		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1,236	$6,302	$7,538	$1,664	$11,018	$12,682
Deferred charges and other assets	—	—	—	—	—	—
Total asset derivatives	$1,236	$6,302	$7,538	$1,664	$11,018	$12,682
Liability Derivatives:
Accounts payable	$512	$—	$512	$511	$—	$511
Other noncurrent obligations	—	—	—	—	—	—
Total liability derivatives	$512	$—	$512	$511	$—	$511

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

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at March 31, 2017
Derivative assets	$14,511	$(6,973)	$7,538
Derivative liabilities	7,485	(6,973)	512

Balance at December 31, 2016
Derivative assets	$23,401	$(10,719)	$12,682
Derivative liabilities	11,230	(10,719)	511

Refer to Notes 7 and 15 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

NOTE 7—FAIR VALUE MEASUREMENTS

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1,236	$—	$1,236
Foreign exchange forward contracts—(Liabilities)	—	(512)	—	(512)
Foreign exchange cash flow hedges—Assets	—	6,302	—	6,302
Total fair value	$—	$7,026	$—	$7,026

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1,664	$—	$1,664
Foreign exchange forward contracts—(Liabilities)	—	(511)	—	(511)
Foreign exchange cash flow hedges—Assets	—	11,018	—	11,018
Total fair value	$—	$12,171	$—	$12,171

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2017 and December 31, 2016, respectively:

	As of	As of
	March 31, 2017	December 31, 2016
2022 Senior Notes
USD Notes	$316,875	$315,000
Euro Notes	429,013	424,437
2021 Term Loan B	496,472	498,041
Total fair value	$1,242,360	$1,237,478

The fair value of the Company’s Term Loan B, USD Notes, and Euro Notes (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of March 31, 2017 and December 31, 2016.

NOTE 8—PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2017	2016
Effective income tax rate	20.0%	22.2%

Provision for income taxes for the three months ended March 31, 2017 was $29.3 million, resulting in an effective tax rate of 20.0%. Provision for income taxes for the three months ended March 31, 2016 was $21.9 million, resulting in an effective tax rate of 22.2%.

The effective income tax rate was favorably impacted by the $9.3 million gain on sale of the Company’s 50% share in Sumika Styron Polycarbonate during the three months ended March 31, 2017, which was exempt from tax (refer to Note 3 for further information).

NOTE 9—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental conditions were retained by Dow and Dow has agreed to indemnify the Company from and against all environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of March 31, 2017 and December 31, 2016, the Company had no accrued obligations for environmental remediation and restoration costs.

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

NOTE 10—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended
	March 31,
	2017	2016
Defined Benefit Pension Plans
Service cost	$4,584	$4,071
Interest cost	1,081	1,360
Expected return on plan assets	(411)	(483)
Amortization of prior service credit	(471)	(478)
Amortization of net loss	1,357	1,038
Net settlement and curtailment loss(1)	129	—
Net periodic benefit cost	$6,269	$5,508

(1)

Represents a settlement loss of approximately $0.5 million triggered by benefit payments exceeding the sum of service and interest cost for one of the Company’s pension plans in Switzerland, partially offset by a curtailment gain of approximately $0.4 million related to a reduction in the number of participants in the Company’s pension plan in Japan.

	Three Months Ended
	March 31,
	2017	2016
Other Postretirement Plans
Service cost	$54	$63
Interest cost	63	121
Amortization of prior service cost	26	26
Amortization of net gain	(11)	(43)
Net periodic benefit cost	$132	$167

As of March 31, 2017 and December 31, 2016, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $199.2 million and $195.8 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions of approximately $5.2 million during the three months ended March 31, 2017. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $10.0 million to its defined benefit plans for the remainder of 2017.

NOTE 11—STOCK-BASED COMPENSATION

Restricted Share Units (RSUs)

During the three months ended March 31, 2017, the Company granted 97,468 RSUs at a weighted-average grant date fair value per unit of $71.45. Total compensation expense recognized for all outstanding RSUs was $1.9 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $15.4 million of total unrecognized compensation cost related to outstanding RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

Option Awards

During the three months ended March 31, 2017, the Company granted 191,565 option awards at a weighted-average grant date fair value per option award of $20.61. The following are the weighted-average assumptions used within the Black-Scholes pricing model for these option awards:

Three Months Ended
March 31,
2017
Expected term (in years)	5.50
Expected volatility	35.00%
Risk-free interest rate	2.19%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering (“IPO”) in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ stock that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the three months ended March 31, 2017 and 2016, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Total compensation expense for the option awards was $2.7 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $2.6 million of total unrecognized compensation cost related to the option awards, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Share Units (PSUs)

The Company granted PSUs for the first time during the three months ended March 31, 2017. The PSUs, which are granted to executives, cliff vest on the third anniversary of the date of grant, generally subject to the executive remaining continuously employed by the Company through the vesting date and achieving certain performance conditions. The number of the PSUs that vest upon completion of the service period can range from 0 to 200 percent of the original grant, subject to certain limitations, contingent upon the Company’s total shareholder return (“TSR”) during the performance period relative to a pre-defined set of industry peer companies. Upon a termination of employment due to the executive’s death or retirement, or termination in connection with a change in control or other factors prior to the vesting date, the PSUs will vest in full or in part, depending on the type of termination and the achievement of the performance conditions. Dividends equivalents will accumulate on PSUs during the vesting period, will be paid in cash upon vesting, and do not accrue interest. When PSUs vest, shares will be issued from the existing pool of treasury shares.

The fair value for PSU awards is computed using a Monte Carlo valuation model. During the three months ended March 31, 2017, the Company granted 50,937 PSUs at a weighted-average grant date fair value per award of $75.74. Total compensation expense recognized for PSUs was $0.2 million for the three months ended March 31, 2017. As of March 31, 2017, there was $3.7 million of total unrecognized compensation cost related to outstanding PSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

Adoption of Accounting Standards Update

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

NOTE 12—RELATED PARTY TRANSACTIONS

In March 2016, the former Parent sold 10,600,000 ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. In connection with this offering, and under the terms of the agreement associated with its formation, the Company incurred advisory, accounting, legal and printing expenses on behalf of the former Parent of $1.9 million during the three months ended March 31, 2016. These expenses were included within “Selling, general and administrative expenses” on the condensed consolidated statement of operations for the three months ended March 31, 2016. Due to the additional secondary offerings completed during the year ended December 31, 2016, the former Parent no longer has an ownership interest in the Company as of March 31, 2017. Refer to Note 16 for further information.

NOTE 13—SEGMENTS

Effective October 1, 2016, the Company realigned its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. This change in segments is being made to provide increased clarity and understanding around the drivers of profitability and cash flow of the Company. The previous Basic Plastics & Feedstocks segment was split into three new segments: Basic Plastics, which includes polystyrene, copolymers, and polycarbonate; Feedstocks, which represents the Company’s styrene monomer business; and Americas Styrenics, which reflects the equity earnings from its 50%-owned styrenics joint venture. In addition, certain highly differentiated acrylonitrile-butadiene-styrene, or ABS, supplied into Performance Plastics markets, which was previously included in the results of Basic Plastics & Feedstocks, is now included in Performance Plastics. Finally, the Latex segment was renamed to Latex Binders. In conjunction with the segment realignment, the Company also changed its primary measure of segment operating performance from EBITDA to Adjusted EBITDA. Refer to the discussion below for further information about Adjusted EBITDA.

The information in the tables below has been retroactively adjusted to reflect the changes in reporting segments and segment operating performance.

The Latex Binders segment produces styrene-butadiene latex, or SB latex, and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Synthetic Rubber segment produces synthetic rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Performance Plastics segment produces highly engineered compounds and blends and some specialized ABS grades for automotive end markets, as well as consumer electronics, medical, electrical and lighting, collectively consumer essential markets, or CEM. The Basic Plastics segment produces styrenic polymers, including polystyrene, basic ABS, and styrene-acrylonitrile, or SAN, products, as well as polycarbonate, or PC, all of which are used as inputs in a variety of end use markets. The Basic Plastics segment also included the results of our previously 50%-owned joint venture, Sumika Styron Polycarbonate, until the Company sold its share in the entity in January 2017 (refer to Note 3 for further information). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, solution styrene-butadiene rubber, or SSBR, etc. Lastly, the Americas Styrenics segment consists solely of the operations of our 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

Asset, capital expenditure, and intersegment sales information is not reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, the Company has not disclosed this information for each reportable segment.

	Performance Materials			Basic Plastics & Feedstocks
	Latex	Synthetic	Performance	Basic		Americas	Corporate
Three Months Ended	Binders	Rubber	Plastics	Plastics	Feedstocks	Styrenics	Unallocated	Total
March 31, 2017
Sales to external customers	$288,931	$163,361	$184,551	$380,751	$86,896	$—	$—	$1,104,490
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	810	—	18,485	—	19,295
Adjusted EBITDA(1)	36,815	46,270	26,875	38,861	41,896	18,485
Investment in unconsolidated affiliates	—	—	—	—	—	160,649	—	160,649
Depreciation and amortization	5,663	8,379	2,378	3,690	2,477	—	2,133	24,720
March 31, 2016
Sales to external customers	$209,481	$102,197	$168,629	$342,629	$71,148	$—	$—	$894,084
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	2,093	—	32,933	—	35,026
Adjusted EBITDA(1)	18,767	23,079	35,086	37,767	20,810	32,933
Investment in unconsolidated affiliates	—	—	—	34,915	—	146,796	—	181,711
Depreciation and amortization	6,280	8,043	1,544	3,583	2,866	—	804	23,120

(1)The Company’s primary measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring and other items. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations. Adjusted EBITDA is useful for analytical purposes; however, it should not be considered an alternative to the Company’s reported GAAP results, as there are limitations in using such financial measures. Other companies in the industry may define Adjusted EBITDA differently than the Company, and as a result, it may be difficult to use Adjusted EBITDA, or similarly named financial measures, that other companies may use to compare the performance of those companies to the Company’s segment performance.

The reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows:

	March 31,
	2017	2016
Income before income taxes	$146,594	$98,647
Interest expense, net	18,200	18,896
Depreciation and amortization	24,720	23,120
Corporate Unallocated(2)	27,465	25,217
Adjusted EBITDA Addbacks(3)	(7,777)	2,562
Segment Adjusted EBITDA	$209,202	$168,442

(2)Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(3)Adjusted EBITDA addbacks for the three months ended March 31, 2017 and 2016 are as follows:

	March 31,
(in millions)	2017	2016
Net gain on disposition of businesses and assets (Note 3)	$(9.9)	$—
Restructuring and other charges (Note 14)	2.1	0.7
Other items(a)	—	1.8
Total Adjusted EBITDA Addbacks	$(7.8)	$2.5

(a)

For the three months ended March 31, 2016, other items includes $1.8 million of fees incurred in conjunction with the Company’s secondary offering completed in March 2016. Refer to Note 12 for further information.

NOTE 14—RESTRUCTURING

Terneuzen Compounding Restructuring

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art manufacturing facility to replace its existing facility in Terneuzen, The Netherlands. The new facility is expected to start up in the first half of 2018, with substantive production at the existing facility expected to cease by June 2018, followed by decommissioning activities through the end of 2018.

For the three months ended March 31, 2017, the Company recorded $0.6 million of accelerated depreciation charges on assets at the existing facility and $0.6 million of contract termination charges. These charges were included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations and allocated entirely to the Performance Plastics segment. Contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

The Company expects to incur incremental accelerated depreciation charges of $2.8 million and estimated decommissioning and other charges of approximately $1.5 million throughout 2017 and 2018, the majority of which are expected to be paid in 2018.

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

For the three months ended March 31, 2017, the Company recorded restructuring charges of $0.2 million related to employee termination benefit charges and $0.6 million of decommissioning and other charges. No charges were incurred during the three months ended March 31, 2016. These charges were included in “Selling, general and administrative expenses” in the condensed consolidated statement of operations and were allocated entirely to the Latex Binders segment. Employee and contract termination benefits charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet as of March 31, 2017.

The following table provides a rollforward of the liability balances associated with the Livorno plant restructuring for the three months ended March 31, 2017:

	Balance at			Balance at
	December 31, 2016	Expenses	Deductions	March 31, 2017
Employee termination benefit charges	$4,632	$152	$(4,313)	$471
Contract termination charges	269	—	—	269
Other(1)	—	584	(584)	—
Total	$4,901	$736	$(4,897)	$740

(1)Includes decommissioning charges incurred, primarily related to labor and third party service costs.

The Company expects to incur incremental employee termination benefit charges of $0.6 million throughout 2017, which are expected to be paid in early 2018. Lastly, the Company also expects to incur additional decommissioning costs associated with this plant shutdown in 2017, the cost of which will be expensed as incurred, within the Latex Binders segment.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2017 and 2016	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2016	$(118,922)	$(63,504)	$12,272	$(170,154)
Other comprehensive income (loss)	4,201	—	(2,359)	1,842
Amounts reclassified from AOCI to net income (1)	—	1,376	(2,451)	(1,075)
Balance as of March 31, 2017	$(114,721)	$(62,128)	$7,462	$(169,387)

Balance as of December 31, 2015	$(109,120)	$(46,166)	$5,569	$(149,717)
Other comprehensive income (loss)	13,423	(800)	(6,319)	6,304
Amounts reclassified from AOCI to net income (1)	—	540	(1,106)	(566)
Balance as of March 31, 2016	$(95,697)	$(46,426)	$(1,856)	$(143,979)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three months ended March 31, 2017 and 2016, respectively:

	Amount Reclassified from AOCI
AOCI Components	Three Months Ended March 31,		Statement of Operations
	2017	2016	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(2,451)	$(1,106)	Cost of sales
Total before tax	(2,451)	(1,106)
Tax effect	—	—	Provision for income taxes
Total, net of tax	$(2,451)	$(1,106)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(446)	$(452)	(a)
Net actuarial loss	1,576	1,254	(a)
Net settlement and curtailment loss	648	—	(a)
Total before tax	1,778	802
Tax effect	(402)	(262)	Provision for income taxes
Total, net of tax	$1,376	$540

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 10).

NOTE 16—SHAREHOLDERS’ EQUITY

Secondary Offerings

During the year ended December 31, 2016, the former Parent sold 37,269,567 ordinary shares pursuant to the Company’s shelf registration statement filed with the SEC. As such, the former Parent no longer holds an ownership interest in the Company.

Share Repurchases

Under authorization from the Company’s shareholders and board of directors, the Company may purchase ordinary shares from its shareholders in open market transactions. Repurchased shares are recorded at cost within “Treasury shares” in the condensed consolidated balance sheet. The following table summarizes the repurchase transactions settled by the Company during the three months ended March 31, 2017 and 2016.

Three Months Ended	Number of Shares Repurchased		Aggregate Purchase Price
March 31, 2017	427,205		$26,648
March 31, 2016	1,600,000	(1)	$57,008

(1)	Shares repurchased in conjunction with the secondary offering completed in March 2016. Refer to the Annual Report for further details related to this offering.

Dividends

Under authorization from the Company’s shareholders, the Company may declare dividends on its’ ordinary shares. The following table summarizes the Company’s dividends during the three months ended March 31, 2017. No declarations were made during the three months ended March 31, 2016.

Month of Declaration	Date of Record	Date of Payment	Dividends per Share(1)	Total Dividends
December 2016	January 11, 2017	January 25, 2017	$0.30	$13,252
February 2017	April 11, 2017	April 25, 2017	$0.30	$13,681	(2)

(1)

The Company may distribute cash to shareholders under Luxembourg law via repayments of equity or an allocation of statutory profits. Since the Company began paying dividends, all distributions have been considered repayments of equity under Luxembourg law.

(2)	This amount was recorded within “Accrued expenses and other current liabilities” on the Company’s condensed consolidated balance sheet as of March 31, 2017.

NOTE 17—EARNINGS PER SHARE

Basic earnings per ordinary share (“basic EPS”) is computed by dividing net income available to ordinary shareholders by the weighted average number of the Company’s ordinary shares outstanding for the applicable period. Diluted earnings per ordinary share (“diluted EPS”) is calculated using net income available to ordinary shareholders divided by diluted weighted-average ordinary shares outstanding during each period, which includes unvested RSUs, option awards, and PSUs. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential ordinary shares would have an anti-dilutive effect.

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Earnings:
Net income	$117,294	$76,747
Shares:
Weighted-average ordinary shares outstanding	44,057	48,655
Dilutive effect of RSUs, option awards, and PSUs*	1,256	431
Diluted weighted-average ordinary shares outstanding	45,313	49,086
Income per share:
Income per share—basic	$2.66	$1.58
Income per share—diluted	$2.59	$1.56

* Refer to Note 11 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016 were 0.2 million and zero, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2017 Year-to-Date Highlights

The first quarter of 2017 resulted in continued strong performance for Trinseo, noting net income of $117.3 million and Adjusted EBITDA of $181.7 million. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance. Other highlights for the year are described below.

Sale of Sumika Styron Polycarbonate

On January 31, 2017, the Company completed the sale of its 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited for total sales proceeds of approximately $42.1 million. As a result, the Company recorded a gain on sale of $9.3 million during the three months ended March 31, 2017. In addition, the parties have entered into a long-term agreement to continue sourcing polycarbonate resin from Sumika Styron Polycarbonate to the Company’s Performance Plastics segment.

Share Repurchases and Dividends

During the three months ended March 31, 2017, under existing authority from its board of directors, the Company purchased 427,205 ordinary shares from its shareholders through a combination of open market transactions for an aggregate purchase price of $26.6 million. Also, in February 2017, the Company’s board of directors declared a dividend of $0.30 per ordinary share payable in cash on April 25, 2017 to shareholders of record as of April 11, 2017.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2017	Percentage	2016	Percentage
Net sales	$1,104.5	100.0%	$894.1	100.0%
Cost of sales	906.7	82.1%	754.4	84.4%
Gross profit	197.8	17.9%	139.7	15.6%
Selling, general and administrative expenses	60.4	5.5%	54.5	6.1%
Equity in earnings of unconsolidated affiliates	19.3	1.7%	35.0	3.9%
Operating income	156.7	14.1%	120.2	13.4%
Interest expense, net	18.2	1.6%	18.9	2.1%
Other expense (income), net	(8.1)	(0.7)%	2.7	0.3%
Income before income taxes	146.6	13.2%	98.6	11.0%
Provision for income taxes	29.3	2.7%	21.9	2.4%
Net income	$117.3	10.5%	$76.7	8.6%

2017 vs. 2016

Net Sales

Of the 23.5% increase, 26.9% was due to higher selling prices primarily from the pass through of higher raw material costs, including higher styrene and butadiene costs to customers across our segments. Offsetting this increase from selling prices was a decrease of 1.3% due to sales volume, as decreases in Basic Plastics and Feedstocks sales volumes were partially offset by increases in Synthetic Rubber and Performance Plastics sales volume. In addition, a decrease of 2.1% was due to an unfavorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar.

Cost of Sales

Of the 20.2% increase, 22.8% was attributable to higher prices for raw materials, primarily butadiene and styrene monomer, and 0.7% was due to increased fixed costs. These increases were partially offset by a 1.4% decrease due to lower sales volume, as decreases in Basic Plastics and Feedstocks sales volumes were partially offset by increases in Synthetic Rubber and Performance Plastics sales volume. In addition, a decrease of 2.1% was due to a favorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar.

Gross Profit

The increase was primarily attributable to higher margins, especially within Feedstocks and Latex Binders. Higher sales volume in Synthetic Rubber, Performance Plastics, and Latex Binders, was partially offset by lower sales volume and margins in Basic Plastics and lower margins in Performance Plastics, as well as by styrene outages in Feedstocks and Americas Styrenics (discussed in our segment discussion below). Also offsetting this increase was an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

Selling, General and Administrative Expenses

The majority of this increase is driven by $1.6 million of increased restructuring charges, primarily related to the Company’s decision to cease manufacturing activities at our latex facility in Livorno, Italy, as well as charges related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands. Refer to Note 14 in the condensed consolidated financial statements for further information. Also driving this change were increased employee benefit costs and costs from additional resources supporting growth initiatives.

Equity in Earnings of Unconsolidated Affiliates

Equity earnings decreased in 2017, as equity earnings from Americas Styrenics decreased from $32.9 million in 2016 to $18.5 million in 2017, primarily due to the planned and extended first quarter styrene outage at its St. James, LA, facility. Additionally, equity earnings from Sumika Styron Polycarbonate decreased from $2.1 million in 2016 to $0.8 million in 2017, as the Company completed the sale of its 50% share in the entity to Sumitomo Chemical Company Limited in January 2017 and therefore did not have an ownership interest in the joint venture for the entire three months ended March 31, 2017. Refer to Note 3 in the condensed consolidated financial statements for further information.

Interest Expense, Net

The decrease in interest expense was primarily attributable to lower deferred financing fee amortization recorded into interest expense from our Accounts Receivable Securitization Facility and lower interest expense incurred on the Company’s 2021 Term Loan B as a result of quarterly principal repayments.

Other Expense (Income), net

Other income, net for the three months ended March 31, 2017 was $8.1 million, primarily driven by a $9.3 million gain related to the sale of the Company’s 50% share in Sumika Styron Polycarbonate in January 2017 (refer to Note 3 in the condensed consolidated financial statements for further information). Additionally, net foreign exchange transaction losses for the period were $1.1 million, which included $0.6 million of foreign exchange transaction gains primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $1.7 million of losses from our foreign exchange forward contracts.

Other expense, net for the three months ended March 31, 2016 was $2.7 million, which consisted primarily of net foreign exchange transaction losses of approximately $1.9 million and other expenses of $0.8 million. Included in these net losses of $1.9 million were foreign exchange transactions losses of $5.0 million, primarily driven by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by gains of $3.1 million recorded during the period related to the Company’s foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2017 totaled $29.3 million resulting in an effective tax rate of 20.0%. Provision for income taxes for the three months ended March 31, 2016 totaled $21.9 million resulting in an effective tax rate of 22.2%.

The increase in provision for income taxes was primarily driven by the $48.0 million increase in income before income taxes, from $98.6 million for the three months ended March 31, 2016 to $146.6 million for the three months ended March 31, 2017. Included in the $48.0 million increase in income before income taxes is the $9.3 million gain on sale of our 50% share in Sumika Styron Polycarbonate during the three months ended March 31, 2017, which was exempt from tax.

Selected Segment Information

Effective October 1, 2016, the Company realigned its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. The Company’s reportable segments are now as follows: Latex Binders, Synthetic Rubber, Performance Plastics, Basic Plastics, Feedstocks, and Americas Styrenics. In conjunction with this segment realignment, the Company changed its primary measure of segment operating performance to Adjusted EBITDA. Refer to the Annual Report for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2017 and 2016, which have been recast to reflect the above changes. Inter-segment sales have been eliminated. Refer to Note 13 in the condensed consolidated financial statements for further information on these changes, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

Latex Binders Segment

Our Latex Binders segment produces SB latex and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications, such as adhesive, building and construction and the technical textile paper market.

	Three Months Ended
	March 31,		Percentage Change
(in millions)	2017	2016	2017 vs. 2016
Net sales	$288.9	$209.5	37.9%
Adjusted EBITDA	$36.8	$18.8	95.7%
Adjusted EBITDA margin	12.7%	9.0%

2017 vs. 2016

Of the 37.9% increase in net sales, 39.2% was due to higher selling prices, primarily due to the pass through of higher butadiene and styrene costs to our customers. Also driving this increase was a 0.4% overall increase in volumes, which includes higher sales volume to Asia, Europe, and North America that more than offset decreases from the prior year divestiture of our business in Brazil. Offsetting these volume and price increases was a 1.7% decrease due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The increase in Adjusted EBITDA was driven by margin improvements of $17.6 million during the period, primarily due to improved market conditions in all regions, especially in Asia. Additionally, fixed cost improvements contributed to 2.7% of the increase, which includes the impact of the sale of our business in Brazil as well as the termination of production at our Livorno, Italy facility. Refer to Note 14 in the condensed consolidated financial statements for further information.

Synthetic Rubber Segment

Our Synthetic Rubber segment produces styrene-butadiene and polybutadiene-based rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR, lithium polybutadiene rubber, or Li-PBR, and neodymium polybutadiene rubber, or Nd-PBR, while also producing core products, such as emulsion styrene-butadiene rubber, or ESBR.

	Three Months Ended
	March 31,		Percentage Change
(in millions)	2017	2016	2017 vs. 2016
Net sales	$163.4	$102.2	59.9%
Adjusted EBITDA	$46.3	$23.1	100.4%
Adjusted EBITDA margin	28.3%	22.6%

2017 vs. 2016

Of the 59.9% increase in net sales, 45.3% was due to higher selling prices, primarily resulting from the pass through of higher butadiene and styrene costs to customers. Additionally, 18.9% of the increase was due to higher sales volume driven by higher customer demand for SSBR and ESBR due to the growing performance tire market, as well as higher sales of Ni-PBR as production decreased in the prior year due to Nd-PBR plant trials. These increases were partially offset by a 4.3% decrease due to unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The increase in Adjusted EBITDA was primarily driven by improved margins which contributed to 111.7% of the increase, mainly from favorable raw material timing net of unfavorable price lag. Higher sales volume contributed to 10.5% of the increase, primarily related to higher demand for SSBR and ESBR from the growing performance tire market. Partially offsetting these increases was an 18.4% decrease due to higher production costs.

Performance Plastics Segment

Our Performance Plastics segment consists of compounds and blends and some specialized ABS grades. We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, electrical and lighting, collectively referred to as consumer essential markets.

	Three Months Ended
	March 31,		Percentage Change
(in millions)	2017	2016	2017 vs. 2016
Net sales	$184.6	$168.6	9.5%
Adjusted EBITDA	$26.9	$35.1	(23.4)%
Adjusted EBITDA margin	14.6%	20.8%

2017 vs. 2016

Of the 9.5% increase in net sales, 10.3% was due to increased sales volume, primarily related to higher sales to the automotive market in Europe and North America, which more than offset a 3.0% negative impact from the prior year divestiture of our business in Brazil. Additionally, higher selling prices contributed to 0.5% of the increase, due to the pass through of higher raw material costs to our customers. Partially offsetting these increases was a 1.4% decrease due to unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The decrease in Adjusted EBITDA was driven by a 41.7% decrease due to lower margins, including unfavorable price lag and higher raw material costs. Partially offsetting this decrease was an 18.3% increase due to increased sales volume growth to the automotive markets in Europe and North America.

Basic Plastics Segment

The Basic Plastics segment produces styrenic polymers, including polystyrene, basic ABS, and SAN products, as well as PC, all of which are used as inputs in a variety of end use markets. The Basic Plastics segment also included the results of our previously 50%-owned joint venture Sumika Styron Polycarbonate prior to its sale in January 2017 for total sales proceeds of approximately $42.1 million. Refer to Note 3 in the condensed consolidated financial statements for further information.

	Three Months Ended
	March 31,		Percentage Change
(in millions)	2017	2016	2017 vs. 2016
Net sales	$380.7	$342.7	11.1%
Adjusted EBITDA	$38.9	$37.8	2.9%
Adjusted EBITDA margin	10.2%	11.0%

2017 vs. 2016

Of the 11.1% increase in net sales, 24.7% was due to higher selling prices driven by the pass through of higher styrene costs to customers. This increase was partially offset by an 11.5% decrease due to lower sales volume, primarily related to lower polystyrene sales in Europe and Asia, where lower demand was driven by rising prices. Additionally, an unfavorable currency impact resulted in a 2.1% decrease as the euro weakened in comparison to the U.S. dollar.

Adjusted EBITDA increased slightly, with higher margins contributing to an increase of 24.4% primarily due to favorable raw material timing, partially offset by an 11.2% decrease due to lower sales volume, primarily related to Europe and Asia polystyrene sales, as sharply rising styrene prices resulted in lower customer demand. Additionally, higher fixed costs, mainly from start-up costs incurred related to our new ABS capacity in Asia, contributed to a decrease of 5.7%. Also offsetting this overall increase was a 3.4% decrease as we sold our share in Sumika Styron Polycarbonate in January 2017 and therefore did not have an ownership interest in the joint venture for the entire three months ended March 31, 2017.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, SSBR, etc.

	Three Months Ended
	March 31,		Percentage Change
(in millions)	2017	2016	2017 vs. 2016
Net sales	$86.9	$71.1	22.2%
Adjusted EBITDA	$41.9	$20.8	101.4%
Adjusted EBITDA margin	48.2%	29.3%

2017 vs. 2016

Of the 22.2% increase in net sales, 37.0% was due to higher selling prices, primarily driven by the pass through of higher styrene costs to customers. Partially offsetting this increase was a 13.6% decrease due to lower styrene-related sales volume and a 1.3% decrease driven by an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The increase in Adjusted EBITDA was driven by a 112.6% increase due to higher margins in styrene driven by current market conditions, including favorable raw material timing. This increase was slightly offset by a 7.2% decrease due to higher fixed costs, primarily from the planned maintenance outage at our facility in Terneuzen, The Netherlands.

Americas Styrenics Segment

The Americas Styrenics segment consists solely of the operations of our 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America. Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products, as well as a key raw material for the production of polystyrene. Major applications for the polystyrene products Americas Styrenics produces include appliances, food packaging, food service disposables, consumer electronics and building and construction materials.

	Three Months Ended
	March 31,		Percentage Change
(in millions)	2017	2016	2017 vs. 2016
Adjusted EBITDA*	$18.5	$32.9	(43.8)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

2017 vs. 2016

The decrease in Adjusted EBITDA was due to decreased equity earnings from our joint venture Americas Styrenics, primarily due to the planned first quarter styrene outage at its St. James, LA, facility, which was extended in order to complete repairs on critical equipment. The facility came back online at full production in early April 2017. As a result of this extended outage, the Company incurred an unfavorable impact of approximately $15.0 million to Adjusted EBITDA in the first quarter of 2017.

Non-GAAP Performance Measures

We present Adjusted EBITDA as a non-GAAP financial performance measure, which we define as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring and other items. In doing so, we are providing management, investors, and credit rating agencies with an indicator of our ongoing performance and business trends, removing the impact of transactions and events that we would not consider a part of our core operations.

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

Adjusted EBITDA is calculated as follows for the years ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net income	$117.3	$76.7
Interest expense, net	18.2	18.9
Provision for income taxes	29.3	21.9
Depreciation and amortization	24.7	23.2
EBITDA(a)	$189.5	$140.7
Net gain on disposition of businesses and assets(b)	(9.9)	—
Restructuring and other charges(c)	2.1	0.7
Other items(d)	—	1.8
Adjusted EBITDA	$181.7	$143.2

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
(b)

Net gain on disposition of businesses and assets during the three months ended March 31, 2017 relates primarily to sale of our 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited, for which the Company recorded a gain on sale of $9.3 million during the period. Refer to Note 3 in the condensed consolidated financial statements for further information.

(c)

Restructuring and other charges for the three months ended March 31, 2017 relate to employee termination benefit and decommissioning charges incurred in connection with the decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy, as well as contract termination charges related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands. Refer to Note 14 in the condensed consolidated financial statements for further information. Restructuring and other charges for the three months ended March 31, 2016 relate primarily to employee termination benefit and decommissioning charges incurred in connection with the Allyn’s Point shutdown within our latex binders business.

(d)

Other items for the three months ended March 31, 2016 relate to fees incurred in conjunction with the Company’s secondary offering completed during the period. Refer to Note 12 in the condensed consolidated financial statements for further information.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2017 and 2016, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$(25.7)	$84.9
Investing activities	6.9	(21.6)
Financing activities	(38.0)	(58.3)
Effect of exchange rates on cash	1.8	2.1
Net change in cash and cash equivalents	$(55.0)	$7.1

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 totaled $25.7 million, inclusive of $7.5 million in dividends from Americas Styrenics, as well as dividends from Sumika Styron Polycarbonate, $8.9 million of which were classified as operating activities, with the remaining $0.9 million classified as investing activities. Refer to Note 3 in the condensed consolidated financial statements for further information.

Net cash used in operating assets and liabilities for the three months ended March 31, 2017 totaled $172.5 million, the most significant drivers of which were increases in accounts receivable of $133.3 million and inventories of $91.6 million, respectively, offset by an increase in accounts payable and other current liabilities of $49.9 million. The increase in accounts receivable was primarily due to higher net sales (due to increased raw material prices) and lower collections, due to timing, during the first quarter of 2017 compared to the fourth quarter of 2016. The increase in inventories was primarily due to increases in raw material prices. The increase in accounts payable and other current liabilities was also driven by increases in raw material prices as well as timing of vendor payments.

Net cash provided by operating activities during the three months ended March 31, 2016 totaled $84.9 million, driven by the overall strong earnings for the period. Also driving the strong positive cash from operating activities for the period was $30.0 million in dividends from Americas Styrenics. Net cash used in operating assets and liabilities for the three months ended March 31, 2016 totaled $24.5 million, the most significant driver of which was an increase in accounts receivable of $33.7 million. The increase in accounts receivable is primarily due to timing of customer payments, as net sales for the first quarter of 2016 remained relatively flat when compared to the fourth quarter of 2015.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 totaled $6.9 million, primarily driven by proceeds received of $42.1 million from the sale of the Company’s 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited, offset by capital expenditures of $36.0 million during the period.

Net cash used in investing activities for the three months ended March 31, 2016 totaled $21.6 million, driven by capital expenditures of $26.4 million during the period, a significant portion of which related to our project to upgrade our legacy enterprise resource planning environment to the latest version of SAP. Partially offsetting these capital expenditures were dividends received from Sumika Styron Polycarbonate during the quarter, $4.8 million of which were classified as investing activities, with the remaining $1.4 million classified as operating activities.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2017 totaled $38.0 million. This activity was primarily driven by $26.6 million of payments related to the repurchase of ordinary shares during the period and $13.3 million of dividends paid (see Note 16 to the condensed consolidated financial statements), as well as $1.3 million of principal payments related to our 2021 Term Loan B. Partially offsetting these uses of cash was $3.3 million of proceeds received from the exercise of option awards.

Net cash used in financing activities during the three months ended March 31, 2016 totaled $58.3 million. This activity was primarily driven by $57.0 million of payments related to the repurchase of ordinary shares during the period (see Note 16 to the condensed consolidated financial statements) as well as $1.3 million of principal payments related to our 2021 Term Loan B.

Free Cash Flow

We use Free Cash Flow as a non-GAAP measure to evaluate and discuss the Company’s liquidity position and results. Free Cash Flow is defined as cash from operating activities, less capital expenditures. We believe that Free Cash Flow provides an indicator of the Company’s ongoing ability to generate cash through core operations, as it excludes the cash impacts of various financing transactions as well as cash flows from business combinations that are not considered organic in nature. We also believe that Free Cash Flow provides management and investors with a useful analytical indicator of our ability to service our indebtedness, pay dividends (when declared), and meet our ongoing cash obligations.

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

Prior period information below has been recast from its previous presentation to reflect the Company’s current method for calculating Free Cash Flow. Prior to the third quarter of 2016, we calculated Free Cash Flow as cash from both operating and investing activities less the impact of changes in restricted cash. The Company believes our revised method is more aligned to investors’ common understanding of Free Cash Flow and allows for easier comparisons between the Company and its peers. Additionally, the Company has not reported material restricted cash balances since 2012 and is not expected to do so under its current practices.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Cash provided by (used in) operating activities	$(25.7)	$84.9
Capital expenditures	(36.0)	(26.4)
Free Cash Flow	$(61.7)	$58.5

Capital Resources and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, to service our outstanding indebtedness, and to fund dividend payments to our shareholders. Our sources of liquidity include cash on hand, cash flow from operations, which we expect to be positive for full year 2017, and amounts available under the Senior Credit Facility and the Accounts Receivable Securitization Facility.

As of March 31, 2017 and December 31, 2016, we had $1,192.9 million and $1,187.4 million, respectively, in outstanding indebtedness and $1,022.7 million and $890.7 million, respectively, in working capital. In addition, as of March 31, 2017 and December 31, 2016, we had $103.8 million and $88.8 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

Refer to our Annual Report for a detailed description of the Company’s debt structure, borrowing rates, and expected future payment obligations.

The following table outlines our outstanding indebtedness as of March 31, 2017 and December 31, 2016 and the associated interest expense, including amortization of deferred financing fees, and effective interest rates for such borrowings as of March 31, 2017 and December 31, 2016. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2017			December 31, 2016
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2021 Term Loan B	$490.3	4.3%	$5.7	$491.5	4.3%	$23.3
2020 Revolving Facility	—	—	0.8	—	—	3.3
2022 Senior Notes
USD Notes	300.0	6.8%	5.3	300.0	6.8%	21.1
Euro Notes	401.0	6.4%	6.7	394.3	6.4%	27.4
Accounts Receivable Securitization Facility	—	—	0.7	—	—	3.3
Other indebtedness*	1.6	4.8%	—	1.6	4.8%	0.1
Total	$1,192.9		$19.2	$1,187.4		$78.5

*For the three months ended March 31, 2017, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2020 Revolving Facility, which matures in May 2020, and has a borrowing capacity of $325.0 million. As of March 31, 2017, the Company had no outstanding borrowings, and had $309.1 million (net of $15.9 million outstanding letters of credit) of funds available for borrowing under the 2020 Revolving Facility.  Further, as of March 31, 2017, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

We also continue to maintain our Accounts Receivable Securitization Facility set to mature in May 2019, under which our borrowing capacity is $200.0 million. As of March 31, 2017, there were no amounts outstanding under the

Accounts Receivable Securitization Facility, with approximately $139.2 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.

Our other borrowing arrangements include our $500.0 million 2021 Term Loan B (maturing in November 2021), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal, and our 2022 Senior Notes (maturing in May 2022), whose U.S. dollar equivalent outstanding amount as of March 31, 2017 totaled $701.0 million.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of March 31, 2017, the Company was in compliance with all of these debt covenant requirements. Refer to the Annual Report for further information on the details of these covenant requirements.

Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios.

We and our subsidiaries, affiliates or significant shareholders may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions, exchange transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (the “Issuers” of our 2022 Senior Notes and “Borrowers” under our Senior Credit Facility) are dependent upon the cash generation and receipt of distributions and dividends or other payments from our subsidiaries and joint venture in order to satisfy their debt obligations. There are no known significant restrictions by third parties on the ability of subsidiaries of the Company to disburse or dividend funds to the Issuers and the Borrowers in order to satisfy these obligations. However, as the Company’s subsidiaries are located in a variety of jurisdictions, the Company can give no assurances that its subsidiaries will not face transfer restrictions in the future due to regulatory or other reasons beyond our control.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2017. However, we can make no assurances that, in the future, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, our current indebtedness may limit our ability to procure additional financing in the future.

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. As discussed in Note 16 to the condensed consolidated financial statements, in January 2017, the Company paid a dividend of $0.30 per ordinary share (totaling $13.3 million), with an additional dividend to shareholders of $0.30 per ordinary share declared in February 2017 (to be paid in April 2017). These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

We believe that funds provided by operations, our existing cash and cash equivalent balances, borrowings available under our 2020 Revolving Facility and borrowings available under our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions.

Contractual Obligations and Commercial Commitments

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Item 1A of our Annual Report for the year ended December 31, 2016, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended March 31, 2017 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2017	330,160	$62.41	330,160	2,001,907	(1)
February 1 - February 28, 2017	—	$—	—	2,001,907	(1)
March 1 - March 31, 2017	41,545	$64.55	41,545	1,960,362	(1)
Total	371,705	$62.65	371,705

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

Date: May 3, 2017

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

10.1†	Form of Restricted Stock Unit Agreement for Directors

10.2†	Form of Restricted Stock Unit Award Agreement for Executives

10.3†	Form of Non-Statutory Stock Option Award Agreement for Executives

10.4†	Form of Performance Award Stock Unit Agreement for Executives

10.5†	Form of Restricted Stock Unit Award Agreement for Employees

10.6†	Form of Non-Statutory Stock Option Award Agreement for Employees

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.