Form 10-Q
period 2017-06-30
Trinseo S.A.
filed 2017-08-03
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 1, 2017, there were 43,772,953 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2017

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$399,928	$465,114
Accounts receivable, net of allowance for doubtful accounts (June 30, 2017: $3,670; December 31, 2016: $3,138)	723,264	564,428
Inventories	473,936	385,345
Other current assets	14,366	17,999
Total current assets	1,611,494	1,432,886
Investments in unconsolidated affiliates	153,077	191,418
Property, plant and equipment, net of accumulated depreciation (June 30, 2017: $479,983; December 31, 2016: $420,343)	556,481	513,757
Other assets
Goodwill	31,990	29,485
Other intangible assets, net	178,270	177,345
Deferred income tax assets—noncurrent	37,095	40,187
Deferred charges and other assets	32,847	24,412
Total other assets	280,202	271,429
Total assets	$2,601,254	$2,409,490
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,000	$5,000
Accounts payable	394,033	378,029
Income taxes payable	34,066	23,784
Accrued expenses and other current liabilities	127,322	135,357
Total current liabilities	560,421	542,170
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,192,844	1,160,369
Deferred income tax liabilities—noncurrent	30,325	24,844
Other noncurrent obligations	257,391	237,054
Total noncurrent liabilities	1,480,560	1,422,267
Commitments and contingencies (Note 8)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000,000 shares authorized (June 30, 2017: 48,778 shares issued and 43,733 shares outstanding; December 31, 2016: 48,778 shares issued and 44,301 shares outstanding)	488	488
Additional paid-in-capital	575,011	573,662
Treasury shares, at cost (June 30, 2017: 5,045 shares; December 31, 2016: 4,477 shares)	(258,913)	(217,483)
Retained earnings	406,270	258,540
Accumulated other comprehensive loss	(162,583)	(170,154)
Total shareholders’ equity	560,273	445,053
Total liabilities and shareholders’ equity	$2,601,254	$2,409,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,145,199	$969,694	$2,249,689	$1,863,778
Cost of sales	1,019,992	799,954	1,926,680	1,554,366
Gross profit	125,207	169,740	323,009	309,412
Selling, general and administrative expenses	55,384	52,249	115,820	106,735
Equity in earnings of unconsolidated affiliates	29,927	38,602	49,222	73,628
Operating income	99,750	156,093	256,411	276,305
Interest expense, net	18,719	18,814	36,919	37,710
Other expense (income), net	2,072	12,875	(6,061)	15,544
Income before income taxes	78,959	124,404	225,553	223,051
Provision for income taxes	18,800	28,600	48,100	50,500
Net income	$60,159	$95,804	$177,453	$172,551
Weighted average shares- basic	43,902	46,952	43,979	47,803
Net income per share- basic	$1.37	$2.04	$4.03	$3.61
Weighted average shares- diluted	44,995	47,857	45,165	48,554
Net income per share- diluted	$1.34	$2.00	$3.93	$3.55

Dividends per share	$0.36	$0.30	$0.66	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$60,159	$95,804	$177,453	$172,551
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three and six months ended June 30, 2017 and 2016, respectively):
Cumulative translation adjustments	18,974	(11,005)	23,175	2,418
Net gain (loss) on foreign exchange cash flow hedges	(12,966)	6,029	(17,776)	(1,396)
Pension and other postretirement benefit plans:
Net loss arising during period (net of tax of: 2017—$0 and $0; 2016—$0 and ($0.5))	—	—	—	(800)
Amounts reclassified from accumulated other comprehensive income (loss)	796	539	2,172	1,079
Total other comprehensive income (loss), net of tax	6,804	(4,437)	7,571	1,301
Comprehensive income	$66,963	$91,367	$185,024	$173,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2016	44,301	4,477	$488	$573,662	$(217,483)	$(170,154)	$258,540	$445,053
Net income	—	—	—	—	—	—	177,453	177,453
Other comprehensive income	—	—	—	—	—	7,571	—	7,571
Stock-based compensation activity	327	(327)	—	1,349	11,624	—	—	12,973
Purchase of treasury shares	(895)	895	—	—	(53,054)	—	—	(53,054)
Dividends on ordinary shares ($0.66 per share)	—	—	—	—	—	—	(29,723)	(29,723)
Balance at June 30, 2017	43,733	5,045	$488	$575,011	$(258,913)	$(162,583)	$406,270	$560,273
Balance at December 31, 2015	48,778	—	$488	$556,532	$—	$(149,717)	$(18,289)	$389,014
Adoption of new accounting standard	—	—	—	915	—	—	(915)	—
Net income	—	—	—	—	—	—	172,551	172,551
Other comprehensive income	—	—	—	—	—	1,301	—	1,301
Stock-based compensation activity	16	(16)	—	8,143	686	—	—	8,829
Purchase of treasury shares	(2,391)	2,391	—	—	(94,362)	—	—	(94,362)
Dividends on ordinary shares ($0.30 per share)	—	—	—	—	—	—	(13,920)	(13,920)
Balance at June 30, 2016	46,403	2,375	$488	$565,590	$(93,676)	$(148,416)	$139,427	$463,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$177,453	$172,551
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,044	47,973
Amortization of deferred financing fees and issuance discount	2,719	3,134
Deferred income tax	8,862	10,684
Stock-based compensation expense	7,687	8,816
Earnings of unconsolidated affiliates, net of dividends	4,709	(12,287)
Unrealized net losses on foreign exchange forward contracts	5,011	3,965
Loss (gain) on sale of businesses and other assets	(10,275)	12,915
Changes in assets and liabilities
Accounts receivable	(137,696)	(52,954)
Inventories	(66,802)	(16,685)
Accounts payable and other current liabilities	(9,779)	(1,098)
Income taxes payable	9,089	(1,005)
Other assets, net	(6,215)	(7,060)
Other liabilities, net	781	10,758
Cash provided by operating activities	36,588	179,707
Cash flows from investing activities
Capital expenditures	(74,286)	(53,153)
Proceeds from the sale of businesses and other assets	43,680	129
Distributions from unconsolidated affiliates	857	4,809
Cash used in investing activities	(29,749)	(48,215)
Cash flows from financing activities
Short-term borrowings, net	(126)	(126)
Repayments of term loans	(2,500)	(2,500)
Purchase of treasury shares	(56,415)	(94,362)
Dividends paid	(26,473)	—
Proceeds from exercise of option awards	5,984	87
Withholding taxes paid on restricted share units	(288)	(74)
Cash used in financing activities	(79,818)	(96,975)
Effect of exchange rates on cash	7,793	(565)
Net change in cash and cash equivalents	(65,186)	33,952
Cash and cash equivalents—beginning of period	465,114	431,261
Cash and cash equivalents—end of period	$399,928	$465,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2017 and 2016 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2016 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

The December 31, 2016 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2016 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position or results. Refer to Note 12 for further information.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued guidance which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the FASB has issued certain clarifying updates to this guidance, which the Company will consider as part of our adoption, which will be effective as of January 1, 2018. The Company has completed its scoping assessment for the adoption of this guidance by conducting surveys with relevant stakeholders in the business, including commercial and finance leadership, reviewing a representative sample of revenue arrangements across all businesses, and identifying a set of applicable qualitative revenue recognition changes related to the new standard update.  In completing this phase, the Company has concluded that it will adopt this new guidance applying the modified retrospective approach.  The Company remains in the process of establishing and documenting key accounting policies, assessing new disclosure requirements, and evaluating impacts on business process, information technology, and controls, and determining the quantitative impact resulting from the adoption of this new standard.

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

In August 2016, the FASB issued guidance that aims to eliminate diversity in practice for how certain cash receipts and payments are presented and classified in the consolidated statements of cash flows. This guidance is effective for public companies for annual and interim periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted using a retrospective approach, and provides for certain practical expedients. Additionally, the FASB has issued further guidance related to the presentation of restricted cash on the consolidated statements of cash flows. While the Company continues to assess the timing and related impact of adopting this guidance on its consolidated statement of cash flows, the most significant expected impact on the Company’s financial statements will be the requirement to classify debt prepayment or extinguishment costs as financing cash outflows, as opposed to the Company’s prior classification of these types of costs within operating activities.

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

NOTE 3—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the six months ended June 30, 2017, the Company had two joint ventures: Americas Styrenics LLC (“Americas Styrenics”, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate”, a polycarbonate joint venture with Sumitomo Chemical Company Limited). Investments held in the unconsolidated affiliates are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment, and the results of Sumika Styron Polycarbonate were included within the Basic Plastics reporting segment until the Company sold its 50% share of the entity in January 2017. Refer to the discussion below for further information about the sale of the Company’s share in Sumika Styron Polycarbonate during the first quarter of 2017.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below. This table includes summarized financial information for Sumika Styron Polycarbonate through the date of sale in January 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales	$476,882	$405,351	$910,828	$781,603
Gross profit	$65,170	$87,867	$85,758	$156,271
Net income	$54,121	$71,015	$60,449	$123,812

Americas Styrenics

As of June 30, 2017 and December 31, 2016, respectively, the Company’s investment in Americas Styrenics was $153.1 million and $149.7 million, which was $52.3 million and $71.2 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 3.3 years as of June 30, 2017. The Company received dividends from Americas Styrenics of $37.5 million and $45.0 million during the three and six months ended June 30, 2017, respectively, compared to $30.0 million and $60.0 million during the three and six months ended June 30, 2016, respectively.

Sumika Styron Polycarbonate

On January 31, 2017, the Company completed the sale of its 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited for total sales proceeds of approximately $42.1 million. As a result, the Company recorded a gain on sale of $9.3 million during the six months ended June 30, 2017, which was included within “Other expense (income), net” in the condensed consolidated statement of operations and was allocated entirely to the Basic Plastics segment. In addition, the parties have entered into a long-term agreement to continue sourcing polycarbonate resin from Sumika Styron Polycarbonate to the Company’s Performance Plastics segment.

As of December 31, 2016, the Company’s investment in Sumika Styron Polycarbonate was $41.8 million. Due to the sale in January 2017, the Company no longer has an investment in Sumika Styron Polycarbonate as of June 30, 2017. The Company received dividends from Sumika Styron Polycarbonate of zero and $9.8 million during the three and six months ended June 30, 2017,  respectively, compared to  zero and $6.2 million during the three and six months ended June 30, 2016, respectively. The dividend received during the six months ended June 30, 2017 from Sumika Styron Polycarbonate related to the Company’s proportionate share of earnings for the year ended December 31, 2016.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Finished goods	$242,824	$187,577
Raw materials and semi-finished goods	199,324	168,804
Supplies	31,788	28,964
Total	$473,936	$385,345

NOTE 5—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, debt consisted of the following:

			June 30, 2017			December 31, 2016
	Interest Rate as of June 30, 2017	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2020 Revolving Facility(2)	Various	May 2020	$—	$—	$—	$—	$—	$—
2021 Term Loan B(3)	4.476%	November 2021	489,136	(8,292)	480,844	491,545	(9,159)	482,386
2022 Senior Notes
USD Notes	6.750%	May 2022	300,000	(5,277)	294,723	300,000	(5,726)	294,274
Euro Notes	6.375%	May 2022	427,301	(6,590)	420,711	394,275	(7,157)	387,118
Accounts Receivable Securitization Facility(4)	Various	May 2019	—	—	—	—	—	—
Other indebtedness	Various	Various	1,566	—	1,566	1,591	—	1,591
Total debt			$1,218,003	$(20,159)	$1,197,844	$1,187,411	$(22,042)	$1,165,369
Less: current portion					(5,000)			(5,000)
Total long-term debt, net of unamortized deferred financing fees					$1,192,844			$1,160,369

(1)

This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

(2)

The Company had $308.1 million (net of $16.9 million outstanding letters of credit) of funds available for borrowing under this facility as of June 30, 2017. Additionally, the Borrowers were required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

(3)

Carrying amounts presented above are net of an original issue discount, which was 0.25% of the original $500.0 million facility. This facility bears an interest rate of LIBOR plus 3.25%, subject to a 1.00% LIBOR floor. As of June 30, 2017, $5.0 million of the scheduled future payments related to this facility were classified as current debt on the Company’s condensed consolidated balance sheet.

(4)

This facility has a borrowing capacity of $200.0 million. As of June 30, 2017, the Company had approximately $151.3 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regards to outstanding borrowings, fixed interest charges are 2.6% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.4%.

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

As of June 30, 2017, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $302.1 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2017.

June 30,
Buy / (Sell)	2017
Euro	$(146,217)
Chinese Yuan	$(74,647)
Indonesian Rupiah	$(33,617)
Swiss Franc	$18,686
Japanese Yen	$(7,706)

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

Open foreign exchange cash flow hedges as of June 30, 2017 have maturities occurring over a period of 18 months, and have a net notional U.S. dollar equivalent of $255.0 million.

Net Investment Hedge

The Company’s outstanding debt includes €375.0 million of Euro Notes (refer to Note 5 for details). As of June 30, 2017, the Company has designated a portion (€280 million) of the principal amount of these Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. As this debt was deemed to be a highly effective hedge, changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation loss of $10.2 million within AOCI as of June 30, 2017.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, net of tax, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended June 30,				Statement of Operations
	2017	2016	2017	2016	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(12,966)	$6,029	$1,009	$(735)	Cost of sales
Total	$(12,966)	$6,029	$1,009	$(735)
Net Investment Hedges
Euro Notes	$(19,670)	$3,798	$—	$—	Other expense (income), net
Total	$(19,670)	$3,798	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(8,835)	$(2,138)	Other expense (income), net
Total	$—	$—	$(8,835)	$(2,138)

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Six Months Ended June 30,				Statement of Operations
	2017	2016	2017	2016	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(17,776)	$(1,396)	$3,460	$370	Cost of sales
Total	$(17,776)	$(1,396)	$3,460	$370
Net Investment Hedges
Euro Notes	$(24,660)	$(2,487)	$—	$—	Other expense (income), net
Total	$(24,660)	$(2,487)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(10,510)	$995	Other expense (income), net
Total	$—	$—	$(10,510)	$995

The Company recorded losses of $8.8 million and $10.5 million during the three and six months ended June 30, 2017, respectively, and losses of $2.1 million and gains of $1.0 million during the three and six months ended June 30, 2016, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction gains of $7.3 million and $7.9 million during the three and six months ended June 30, 2017, respectively, and gains of $2.3 million and losses of $2.6 million during the three and six months ended June 30, 2016, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of June 30, 2017, the Company has no ineffectiveness related to its foreign exchange cash flow hedges. Further, the Company expects to reclassify in the next twelve months an approximate $4.7 million net loss from AOCI into earnings related to the Company’s outstanding cash flow hedges as of June 30, 2017 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2017			December 31, 2016
	Foreign Exchange	Foreign Exchange		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$514	$—	$514	$1,664	$11,018	$12,682
Deferred charges and other assets	—	—	—	—	—	—
Total asset derivatives	$514	$—	$514	$1,664	$11,018	$12,682
Liability Derivatives:
Accounts payable	$4,830	$4,745	$9,575	$511	$—	$511
Other noncurrent obligations	—	2,069	2,069	—	—	—
Total liability derivatives	$4,830	$6,814	$11,644	$511	$—	$511

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

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at June 30, 2017
Derivative assets	$1,289	$(775)	$514
Derivative liabilities	12,419	(775)	11,644

Balance at December 31, 2016
Derivative assets	$23,401	$(10,719)	$12,682
Derivative liabilities	11,230	(10,719)	511

Refer to Notes 7 and 14 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$514	$—	$514
Foreign exchange forward contracts—(Liabilities)	—	(4,830)	—	(4,830)
Foreign exchange cash flow hedges—(Liabilities)	—	(6,814)	—	(6,814)
Total fair value	$—	$(11,130)	$—	$(11,130)

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1,664	$—	$1,664
Foreign exchange forward contracts—(Liabilities)	—	(511)	—	(511)
Foreign exchange cash flow hedges—Assets	—	11,018	—	11,018
Total fair value	$—	$12,171	$—	$12,171

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2017 and December 31, 2016, respectively:

	As of	As of
	June 30, 2017	December 31, 2016
2022 Senior Notes
USD Notes	$318,750	$315,000
Euro Notes	456,187	424,437
2021 Term Loan B	494,596	498,041
Total fair value	$1,269,533	$1,237,478

The fair value of the Company’s Term Loan B, USD Notes, and Euro Notes (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of June 30, 2017 and December 31, 2016.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental conditions were retained by Dow and Dow has agreed to indemnify the Company from and against all environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of June 30, 2017 and December 31, 2016, the Company had no accrued obligations for environmental remediation and restoration costs.

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

NOTE 9—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Defined Benefit Pension Plans
Service cost	$4,707	$4,211	$9,291	$8,282
Interest cost	1,111	1,408	2,192	2,768
Expected return on plan assets	(423)	(499)	(835)	(982)
Amortization of prior service credit	(482)	(493)	(953)	(971)
Amortization of net loss	1,395	1,073	2,753	2,111
Net settlement and curtailment loss(1)	—	—	129	—
Net periodic benefit cost	$6,308	$5,700	$12,577	$11,208

(1)

Represents a settlement loss of approximately $0.5 million triggered by benefit payments exceeding the sum of service and interest cost for one of the Company’s pension plans in Switzerland, partially offset by a curtailment gain of approximately $0.4 million related to a reduction in the number of participants in the Company’s pension plan in Japan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Other Postretirement Plans
Service cost	$54	$65	$108	$128
Interest cost	63	129	126	250
Amortization of prior service cost	25	26	51	52
Amortization of net gain	(10)	(43)	(21)	(86)
Net periodic benefit cost	$132	$177	$264	$344

As of June 30, 2017 and December 31, 2016, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $211.7 million and $195.8 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions and benefit payments to unfunded plans of approximately $5.0 million and $10.2 million during the three and six months ended June 30, 2017, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $5.5 million to its defined benefit plans for the remainder of 2017.

NOTE 10—STOCK-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s stock-based compensation programs included in the tables below.

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 as well as unrecognized compensation cost as of June 30, 2017:

					As of
	Three Months Ended		Six Months Ended		June 30, 2017
	June 30,		June 30,		Unrecognized	Weighted
	2017	2016	2017	2016	Compensation Cost	Average Years
RSUs	$2,135	$1,355	$4,008	$2,349	$12,854	2.0
Options	502	763	3,207	4,135	2,094	1.5
PSUs	321	—	472	—	3,386	2.6
Restricted Stock Awards issued by Former Parent	—	1,104	—	2,332	—	—
Total Stock-based Compensation Expense	$2,958	$3,222	$7,687	$8,816

The following table summarizes awards granted and the respective weighted-average grant date fair value for the six months ended June 30, 2017:

	Six Months Ended
	June 30, 2017
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	110,117	$70.87
Options	191,565	20.61
PSUs	50,937	75.74

Option Awards

The following are the weighted-average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the six months ended June 30, 2017:

Six Months Ended
June 30,
2017
Expected term (in years)	5.50
Expected volatility	35.00%
Risk-free interest rate	2.19%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering (“IPO”) in June 2014, there is limited publicly available trading history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ stock that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the six months ended June 30, 2017, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The Company granted PSUs for the first time during the six months ended June 30, 2017. The PSUs, which are granted to executives, cliff vest on the third anniversary of the date of grant, generally subject to the executive remaining continuously employed by the Company through the vesting date and achieving certain performance conditions. The number of the PSUs that vest upon completion of the service period can range from 0 to 200 percent of the original grant, subject to certain limitations, contingent upon the Company’s total shareholder return (“TSR”) during the performance period relative to a pre-defined set of industry peer companies. Upon a termination of employment due to the executive’s death or retirement, or termination in connection with a change in control or other factors prior to the vesting date, the PSUs will vest in full or in part, depending on the type of termination and the achievement of the performance conditions. Dividend equivalents will accumulate on PSUs during the vesting period, will be paid in cash upon vesting, and do not accrue interest. When PSUs vest, shares will be issued from the existing pool of treasury shares. The fair value for PSU awards is computed using a Monte Carlo valuation model.

NOTE 11—DIVESTITURES

During the second quarter of 2016, the Company signed a definitive agreement to sell Trinseo do Brasil Comercio de Produtos Quimicos Ltda. (“Trinseo Brazil”), its primary operating entity in Brazil, including both a latex binders and automotive business. The sale closed on October 1, 2016.

As a result of this agreement, during the three and six months ended June 30, 2016, the Company recorded impairment charges for the estimated loss on sale of approximately $12.9 million within “Other expense (income), net” in the condensed consolidated statement of operations. These charges, which are subject to certain post-closing settlement activities, were allocated as $8.6 million, $4.0 million, and $0.3 million to the Performance Plastics segment, Latex Binders segment, and Corporate, respectively.  During the year ended December 31, 2016, the Company received $1.8 million in proceeds from the sale of these businesses, with an additional $1.5 million received during the six months ended June 30, 2017.

NOTE 12—SEGMENTS

Effective October 1, 2016, the Company realigned its reporting segments to reflect the new model under which the business is now managed and results are reviewed by the chief executive officer, who is the Company’s chief operating decision maker. This change in segments was made to provide increased clarity and understanding around the indicators of profitability and cash flow of the Company. The previous Basic Plastics & Feedstocks segment was split into three new segments: Basic Plastics, which includes polystyrene, copolymers, and polycarbonate; Feedstocks, which represents the Company’s styrene monomer business; and Americas Styrenics, which reflects the equity earnings from its 50%-owned styrenics joint venture. In addition, certain highly differentiated acrylonitrile-butadiene-styrene, or ABS, supplied into Performance Plastics markets, which was previously included in the results of Basic Plastics & Feedstocks, is now included in Performance Plastics. Finally, the Latex segment was renamed to Latex Binders. In conjunction with the segment realignment, the Company also changed its primary measure of segment operating performance from EBITDA to Adjusted EBITDA. Refer to the discussion below for further information about Adjusted EBITDA.

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

	Performance Materials			Basic Plastics & Feedstocks
	Latex	Synthetic	Performance	Basic		Americas	Corporate
Three Months Ended	Binders	Rubber	Plastics	Plastics	Feedstocks	Styrenics	Unallocated	Total
June 30, 2017
Sales to external customers	$291,530	$174,009	$190,173	$382,460	$107,027	$—	$—	$1,145,199
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	29,927	—	29,927
Adjusted EBITDA(1)	36,070	27,689	23,489	31,768	(1,151)	29,927
Investment in unconsolidated affiliates	—	—	—	—	—	153,077	—	153,077
Depreciation and amortization	5,761	8,688	2,466	4,130	3,092	—	2,187	26,324
June 30, 2016
Sales to external customers	$232,471	$111,391	$183,891	$363,325	$78,616	$—	$—	$969,694
Equity in earnings of unconsolidated affiliates	—	—	—	926	—	37,676	—	38,602
Adjusted EBITDA(1)	21,461	30,216	38,472	43,150	32,548	37,676
Investment in unconsolidated affiliates	—	—	—	35,842	—	154,472	—	190,314
Depreciation and amortization	5,881	8,892	1,589	3,941	2,760	—	1,790	24,853

	Performance Materials			Basic Plastics & Feedstocks
	Latex	Synthetic	Performance	Basic		Americas	Corporate
Six Months Ended	Binders	Rubber	Plastics	Plastics	Feedstocks	Styrenics	Unallocated	Total
June 30, 2017
Sales to external customers	$580,461	$337,371	$374,724	$763,210	$193,923	$—	$—	$2,249,689
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	810	—	48,412	—	49,222
Adjusted EBITDA(1)	72,885	73,959	50,364	70,629	40,745	48,412
Investment in unconsolidated affiliates	—	—	—	—	—	153,077	—	153,077
Depreciation and amortization	11,424	17,067	4,844	7,820	5,568	—	4,321	51,044
June 30, 2016
Sales to external customers	$441,952	$213,588	$352,520	$705,954	$149,764	$—	$—	$1,863,778
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	3,019	—	70,609	—	73,628
Adjusted EBITDA(1)	40,228	53,295	73,558	80,917	53,358	70,609
Investment in unconsolidated affiliates	—	—	—	35,842	—	154,472	—	190,314
Depreciation and amortization	12,161	16,935	3,133	7,525	5,626	—	2,593	47,973

(1)The Company’s primary measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring; acquisition related costs and other items. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations. Adjusted EBITDA is useful for analytical purposes; however, it should not be considered an alternative to the Company’s reported GAAP results, as there are limitations in using such financial measures. Other companies in the industry may define Adjusted EBITDA differently than the Company, and as a result, it may be difficult to use Adjusted EBITDA, or similarly named financial measures, that other companies may use to compare the performance of those companies to the Company’s segment performance.

The reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income before income taxes	$78,959	$124,404	$225,553	$223,051
Interest expense, net	18,719	18,814	36,919	37,710
Depreciation and amortization	26,324	24,853	51,044	47,973
Corporate Unallocated(2)	21,559	21,153	49,024	46,370
Adjusted EBITDA Addbacks(3)	2,231	14,299	(5,546)	16,861
Segment Adjusted EBITDA	$147,792	$203,523	$356,994	$371,965

(2)Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(3)Adjusted EBITDA addbacks for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net (gain) loss on disposition of businesses and assets (Notes 3 and 11)	$—	$12.9	$(9.9)	$12.9
Restructuring and other charges (Note 13)	1.1	1.1	3.3	1.8
Acquisition transaction and integration costs(a)	1.1	—	1.1	—
Other items(b)	—	0.3	—	2.2
Total Adjusted EBITDA Addbacks	$2.2	$14.3	$(5.5)	$16.9
(a)

Acquisition transaction and integration costs for the three and six months ended June 30, 2017 relate to advisory and professional fees incurred in conjunction with the Company’s acquisition of API Applicazioni Plastiche Industriali S.p.A (“API Plastics”), which closed on July 10, 2017. Refer to Note 16 for further information.

(b)	Other items for the three and six months ended June 30, 2016 relate to fees incurred in conjunction with the Company’s secondary offerings completed during these periods.

NOTE 13—RESTRUCTURING

Refer to the Annual Report for details regarding the Company’s previously announced restructuring activities included in the tables below. New restructuring activities are discussed in greater detail below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations.

The following table provides detail of the Company’s restructuring charges for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Life-to-date
	2017	2016	2017	2016	Charges	Segment
Terneuzen Compounding Restructuring(1)
Asset impairment/accelerated depreciation	$574	$—	$1,131	$—	$1,131
Employee termination benefits	156	—	156	—	156
Contract terminations	—	—	590	—	590
Decommissioning and other	—	—	—	—	626
Terneuzen Subtotal	$730	$—	$1,877	$—	$2,503	Performance Plastics
Livorno Plant Restructuring(2)
Asset impairment/accelerated depreciation	$—	$—	$—	$—	$14,345
Employee termination benefits	206	—	358	—	4,990
Contract terminations	—	—	—	—	269
Decommissioning and other	479	—	1,063	—	1,740
Livorno Subtotal	$685	$—	$1,421	$—	$21,344	Latex Binders
Other Restructurings	349	1,101	1,164	2,233		Various
Total Restructuring Charges	$1,764	$1,101	$4,462	$2,233

(1)

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. The Company expects to incur incremental accelerated depreciation charges of $2.4 million and estimated decommissioning and other charges of approximately $1.3 million throughout 2017 and 2018, the majority of which are expected to be paid in 2018.

(2)

In August 2016, the Company announced its plan to cease manufacturing activities at its latex binders manufacturing facility in Livorno, Italy. The Company expects to incur incremental employee termination benefit charges of $0.4 million throughout 2017, which are expected to be paid in early 2018. The Company also expects to incur additional decommissioning costs associated with this plant shutdown in 2017, the cost of which will be expensed as incurred.

The following table provides a rollforward of the liability balances associated with the Company’s restructuring activities as of June 30, 2017. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

	Balance at			Balance at
	December 31, 2016	Expenses	Deductions(1)	June 30, 2017
Employee termination benefits	$5,021	$2,102	$(5,563)	$1,560
Contract terminations	269	590	(127)	732
Decommissioning and other	—	1,360	(1,360)	—
Total	$5,290	$4,052	$(7,050)	$2,292

(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2017 and 2016	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of March 31, 2017	$(114,721)	$(62,128)	$7,462	$(169,387)
Other comprehensive income (loss)	18,974	—	(11,957)	7,017
Amounts reclassified from AOCI to net income (1)	—	796	(1,009)	(213)
Balance as of June 30, 2017	$(95,747)	$(61,332)	$(5,504)	$(162,583)

Balance as of March 31, 2016	$(95,697)	$(46,426)	$(1,856)	$(143,979)
Other comprehensive income (loss)	(11,005)	—	5,294	(5,711)
Amounts reclassified from AOCI to net income (1)	—	539	735	1,274
Balance as of June 30, 2016	$(106,702)	$(45,887)	$4,173	$(148,416)

	Cumulative	Pension & Other	Foreign Exchange
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2017 and 2016	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2016	$(118,922)	$(63,504)	$12,272	$(170,154)
Other comprehensive income (loss)	23,175	—	(14,316)	8,859
Amounts reclassified from AOCI to net income (1)	—	2,172	(3,460)	(1,288)
Balance as of June 30, 2017	$(95,747)	$(61,332)	$(5,504)	$(162,583)

Balance as of December 31, 2015	$(109,120)	$(46,166)	$5,569	$(149,717)
Other comprehensive income (loss)	2,418	(800)	(1,026)	592
Amounts reclassified from AOCI to net income (1)	—	1,079	(370)	709
Balance as of June 30, 2016	$(106,702)	$(45,887)	$4,173	$(148,416)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and six months ended June 30, 2017 and 2016, respectively:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations
	2017	2016	2017	2016	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(1,009)	$735	$(3,460)	$(370)	Cost of sales
Total before tax	(1,009)	735	(3,460)	(370)
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$(1,009)	$735	$(3,460)	$(370)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(456)	$(467)	$(902)	$(920)	(a)
Net actuarial loss	1,613	1,265	3,189	2,519	(a)
Net settlement and curtailment loss	—	—	648	—	(a)
Total before tax	1,157	798	2,935	1,599
Tax effect	(361)	(259)	(763)	(520)	Provision for income taxes
Total, net of tax	$796	$539	$2,172	$1,079

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 9).

NOTE 15—EARNINGS PER SHARE

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

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Earnings:
Net income	$60,159	$95,804	$177,453	$172,551
Shares:
Weighted-average ordinary shares outstanding	43,902	46,952	43,979	47,803
Dilutive effect of RSUs, option awards, and PSUs	1,093	905	1,186	751
Diluted weighted-average ordinary shares outstanding	44,995	47,857	45,165	48,554
Income per share:
Income per share—basic	$1.37	$2.04	$4.03	$3.61
Income per share—diluted	$1.34	$2.00	$3.93	$3.55

* Refer to Note 10 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share were 0.3 million and 0.2 million for the three and six months ended June 30, 2017, respectively, and zero million and zero million for the three and six months ended June 30, 2016, respectively.

NOTE 16—SUBSEQUENT EVENTS

On July 10, 2017, the Company completed the acquisition of API Applicazioni Plastiche Industriali S.p.A, or API Plastics, for a purchase price of $83.8 million, net of cash acquired, subject to certain customary post-closing adjustments. API Plastics, based in Mussolente, Italy, is a manufacturer of soft-touch polymers and bioplastics, such as thermoplastic elastomers (“TPEs”). TPEs are often molded over rigid plastics such as ABS and PC/ABS, which presents opportunities for complementary technology product offerings within our Performance Plastics segment. The acquisition was funded through existing cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2017 Year-to-Date Highlights

In the second quarter of 2017, Trinseo recognized net income of $60.2 million and Adjusted EBITDA of $126.2 million. On a year-to-date basis, we recognized net income of $177.5 million and Adjusted EBITDA of $308.0 million. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Acquisition of API Plastics

On July 10, 2017, the Company completed the acquisition of API Applicazioni Plastiche Industriali S.p.A, or API Plastics,  for a purchase price of $83.8 million, net of cash acquired,  subject to certain customary post-closing adjustments. API Plastics, based in Mussolente, Italy, is a  manufacturer of soft-touch polymers and bioplastics, such as thermoplastic elastomers, or TPEs. TPEs are often molded over rigid plastics such as ABS and PC/ABS, which presents opportunities for complementary technology product offerings within our Performance Plastics segment.

Sale of Sumika Styron Polycarbonate

On January 31, 2017, the Company completed the sale of its 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited for total sales proceeds of approximately $42.1 million. As a result, the Company recorded a gain on sale of $9.3 million during the six months ended June 30, 2017. In addition, the parties have entered into a long-term agreement to continue sourcing polycarbonate resin from Sumika Styron Polycarbonate to the Company’s Performance Plastics segment.

Share Repurchases and Dividends

In June 2017, the Company’s board of directors authorized an increase to our quarterly dividend, from $0.30 per share to $0.36 per share, a 20% increase. In addition, the board of directors authorized the repurchase of up to two million shares of the Company’s ordinary shares.

During the six months ended June 30, 2017, under existing authority from its board of directors, the Company purchased 894,604 ordinary shares from its shareholders through a combination of open market transactions for an aggregate purchase price of $56.4 million. Additionally, during the six months ended June 30, 2017, the Company’s board of directors declared quarterly dividends for an aggregate value of $0.66 per ordinary share, or $29.7 million, $16.5 million of which remained accrued as of June 30, 2017.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2017	%	2016	%	2017	%	2016	%
Net sales	$1,145.2	100%	$969.7	100%	$2,249.7	100%	$1,863.8	100%
Cost of sales	1,020.0	89%	800.0	83%	1,926.7	86%	1,554.4	83%
Gross profit	125.2	11%	169.7	18%	323.0	14%	309.4	17%
Selling, general and administrative expenses	55.4	5%	52.2	5%	115.8	5%	106.7	6%
Equity in earnings of unconsolidated affiliates	29.9	3%	38.6	4%	49.2	2%	73.6	4%
Operating income	99.7	9%	156.1	16%	256.4	12%	276.3	15%
Interest expense, net	18.7	2%	18.8	2%	36.9	2%	37.7	2%
Other expense (income), net	2.0	0%	12.9	1%	(6.1)	(0)%	15.5	1%
Income before income taxes	79.0	7%	124.4	13%	225.6	10%	223.1	12%
Provision for income taxes	18.8	2%	28.6	3%	48.1	2%	50.5	3%
Net income	$60.2	5%	$95.8	10%	$177.5	8%	$172.6	9%

Three Months Ended - June 30, 2017 vs. June 30, 2016

Net Sales

Of the 18% increase, 21% was due to higher selling prices primarily from the pass through of higher raw material costs, including higher styrene and butadiene costs to customers across our segments. Additionally, 1% of the increase was due to slightly higher sales volume, as increases in Synthetic Rubber, Performance Plastics, and Feedstocks sales volume were mostly offset by decreases in Latex Binders and Basic Plastics sales volume. Offsetting these increases in net sales was a 2% decrease related to the prior year divestiture of our business in Brazil, as well as a 2% decrease due to an unfavorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar.

Cost of Sales

Of the 28% increase, 33% was attributable to higher prices for raw materials, primarily butadiene and styrene monomer. This increase was partially offset by a 1% decrease due to sales volume mix, as well as a 2% decrease due to the prior year divestiture of our business in Brazil. In addition, a decrease of 3% was due to a favorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar.

Gross Profit

This decrease was primarily due to unfavorable raw material timing impacts, net of a favorable price lag impact, which contributed significantly to lower margins within Feedstocks, Basic Plastics, and Synthetic Rubber.  Partially offsetting these timing impacts were higher sales volume in Synthetic Rubber and Performance Plastics as well as higher margins within Latex Binders. Other contributing factors to the overall decrease were margin compression in Performance Plastics and lower sales volume in Basic Plastics and Latex Binders.

Selling, General and Administrative Expenses

The majority of the increase is due to costs from additional resources supporting growth initiatives as well as transaction and integration costs incurred in connection with the Company’s acquisition of API Plastics, which closed in July 2017. Additionally, restructuring charges increased $0.7 million, primarily related to the Company’s decision in August 2016 to cease manufacturing activities at our latex facility in Livorno, Italy, as well as charges related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands, which was announced in March 2017. Refer to Notes 16 and 13, respectively, in the condensed consolidated financial statements for further information.

Equity in Earnings of Unconsolidated Affiliates

Equity earnings decreased in 2017, as equity earnings from Americas Styrenics decreased from $37.7 million in 2016 to $29.9 million in 2017, primarily due to lower margins on second quarter sales of styrene purchased during the first quarter maintenance-related outage at the St. James, LA, facility in a decreasing price environment. Additionally, equity earnings from Sumika Styron Polycarbonate decreased from $0.9 million in 2016 to zero in 2017, as the Company completed the sale of its 50% share in the entity to Sumitomo Chemical Company Limited in January 2017 and therefore did not have an ownership interest in the joint venture during the three months ended June 30, 2017. Refer to Note 3 in the condensed consolidated financial statements for further information.

Interest Expense, Net

The slight decrease in interest expense was primarily attributable to lower deferred financing fee amortization recorded into interest expense from our Accounts Receivable Securitization Facility.

Other Expense (Income), net

Other expense, net for the three months ended June 30, 2017 was $2.0 million, which consisted primarily of net foreign exchange transaction losses of approximately $1.5 million and other expenses of $0.5 million. Included in these net losses of $1.5 million were foreign exchange transactions gains of $7.3 million, primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by losses of $8.8 million from our foreign exchange forward contracts.

Other expense, net for the three months ended June 30, 2016 was $12.9 million, which includes an impairment charge for the estimated loss on sale of our latex and automotive businesses in Brazil of approximately $12.9 million, as well as other expenses of $0.2 million. Refer to Note 11 in the condensed consolidated financial statements for further information. These losses were slightly offset by net foreign exchange transaction gains of approximately $0.2 million. Included in this net gain of $0.2 million were foreign exchange transactions gains of $2.3 million, primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by losses of $2.1 million from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2017 totaled $18.8 million resulting in an effective tax rate of 23.8%. Provision for income taxes for the three months ended June 30, 2016 totaled $28.6 million resulting in an effective tax rate of 23.0%.

The decrease in provision for income taxes was primarily due to the $45.4 million decrease in income before income taxes.

Six Months Ended - June 30, 2017 vs. June 30, 2016

Net Sales

Of the 21% increase, 24% was due to higher selling prices primarily from the pass through of higher raw material costs, including higher styrene and butadiene costs to customers across our segments. Additionally, 1% of the increase was due to slightly higher sales volume, as increases in Synthetic Rubber, Performance Plastics, and Feedstocks sales volume were mostly offset by a decrease in Basic Plastics sales volume. Offsetting these increases in net sales was a 2% decrease related to the prior year divestiture of our business in Brazil, as well as a 2% decrease due to an unfavorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar.

Cost of Sales

Of the 24% increase, 28% was attributable to higher prices for raw materials, primarily butadiene and styrene monomer. This increase was partially offset by a 2% decrease due to the prior year divestiture of our business in Brazil as well as a 2% decrease due to a favorable currency impact across our segments, as the euro weakened in comparison to the U.S. dollar.

Gross Profit

The increase was primarily attributable to higher year-to-date margins, especially within the Latex Binders and Synthetic Rubber segments. Higher sales volume in Synthetic Rubber and Performance Plastics was partially offset by lower sales volume in Basic Plastics, as well as margin compression in Performance Plastics and lower styrene margins in Feedstocks, in addition to the styrene outage in Americas Styrenics. Also offsetting this net increase was an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

Selling, General and Administrative Expenses

Increased restructuring charges contributed to $2.2 million of this increase, primarily related to the Company’s decision to cease manufacturing activities at our latex facility in Livorno, Italy, as well as charges related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands. Additionally, the increase includes costs from additional resources supporting growth initiatives as well as transaction and integration costs incurred in connection with Company’s acquisition of API Plastics, which closed in July 2017. Refer to Notes 13 and 16, respectively, in the condensed consolidated financial statements for further information.

Equity in Earnings of Unconsolidated Affiliates

Equity earnings decreased in 2017, as equity earnings from Americas Styrenics decreased from $70.6 million in 2016 to $48.4 million in 2017, primarily due to the planned and extended first quarter styrene outage at its St. James, LA, facility, including lower margins on second quarter sales of styrene purchased during the outage. Additionally, equity earnings from Sumika Styron Polycarbonate decreased from $3.0 million in 2016 to $0.8 million in 2017, as the Company completed the sale of its 50% share in the entity to Sumitomo Chemical Company Limited in January 2017 and therefore did not have an ownership interest in the joint venture for the majority of the six months ended June 30, 2017. Refer to Note 3 in the condensed consolidated financial statements for further information.

Interest Expense, Net

The decrease in interest expense was primarily attributable to lower deferred financing fee amortization recorded into interest expense from our Accounts Receivable Securitization Facility and lower interest expense incurred on the Company’s Euro Notes as a result of fluctuations in the euro foreign exchange rate.

Other Expense (Income), net

Other income, net for the six months ended June 30, 2017 was $6.1 million, which primarily includes a $9.3 million gain related to the sale of the Company’s 50% share in Sumika Styron Polycarbonate in January 2017 (refer to Note 3 in the condensed consolidated financial statements for further information). Additionally, net foreign exchange transaction losses for the period were $2.6 million, which included $7.9 million of foreign exchange transaction gains primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $10.5 million of losses from our foreign exchange forward contracts.

Other expense, net for the six months ended June 30, 2016 was $15.5 million, which includes an impairment charge for the estimated loss on sale of our latex and automotive businesses in Brazil of approximately $12.9 million, as well as other expenses of $1.0 million. Refer to Note 11 in the condensed consolidated financial statements for further information. Adding to these losses were net foreign exchange transaction losses of $1.6 million. Included in these net losses of $1.6 million were foreign exchange transactions losses of $2.6 million, primarily due to by the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by gains of $1.0 million from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2017 totaled $48.1 million resulting in an effective tax rate of 21.3%. Provision for income taxes for the six months ended June 30, 2016 totaled $50.5 million resulting in an effective tax rate of 22.6%.

The decrease in provision for income taxes was primarily due to a lower amount of income before income taxes subject to tax.  Included in the $225.6 million income before income taxes for the six months ended June 30, 2017 is the $9.3 million gain on sale of our 50% share in Sumika Styron Polycarbonate, which was exempt from tax.  Conversely, included in the $223.1 million income before income taxes for the six months ended June 30, 2016 was an in impairment charge of $12.9 million for the estimated loss on sale of Trinseo Brazil, which did not provide a tax benefit to the Company.

2017 Outlook

We expect continued strong fundamental business performance over the remainder of 2017. However, due to recent sharp volatility in the prices of our key raw materials, we expect our results for the second half of 2017 to be impacted by unfavorable raw material timing, net of favorable price lag. We continue to make strong progress on the growth initiatives within our Performance Materials segments, including our recently completed acquisition of API Plastics, to go along with our other investments such as the SSBR expansion and pilot plant, new ABS capacity in China, and new product and application growth initiatives. Additionally, we expect to continue our strategy of balanced cash deployment and maximizing shareholder value, noting the recent approval from our board of directors of a 20% dividend increase as well as an increased repurchase authorization of 2 million shares.

Selected Segment Information

Effective October 1, 2016, the Company realigned its reporting segments to reflect the new model under which the business is now managed and results are reviewed by the chief executive officer, who is the Company’s chief operating decision maker. The Company’s reportable segments are now as follows: Latex Binders, Synthetic Rubber, Performance Plastics, Basic Plastics, Feedstocks, and Americas Styrenics. In conjunction with this segment realignment, the Company changed its primary measure of segment operating performance to Adjusted EBITDA. Refer to the Annual Report for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2017 and 2016, which have been recast to reflect the above changes. Inter-segment sales have been eliminated. Refer to Note 12 in the condensed consolidated financial statements for further information on these changes, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

Latex Binders Segment

Our Latex Binders segment produces SB latex and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications, such as adhesive, building and construction and the technical textile paper market.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$291.5	$232.5	25%	$580.5	$442.0	31%
Adjusted EBITDA	$36.1	$21.5	68%	$72.9	$40.2	81%
Adjusted EBITDA margin	12%	9%		13%	9%

Three Months Ended - June 30, 2017 vs. June 30, 2016

Of the 25% increase in net sales, 36% was due to higher selling prices, primarily due to the pass through of higher butadiene and styrene costs to our customers. Offsetting this increase was a 5% decrease due to lower sales volume from North America paper customer destocking and a declining market. Additionally, 4% of the decrease was due to the prior year divestiture of our business in Brazil and 2% of the decrease was due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The increase in Adjusted EBITDA was due to margin improvements of $17.7 million, an 82% increase, which included favorable raw material timing, net of price lag, as market conditions have improved, particularly in Asia. Higher margins were also the result of continued diversification of our chemistries and markets as well as higher operating rates. Additionally, fixed cost improvements contributed to 8% of the increase. Lastly, the prior year divestiture of our business in Brazil resulted in a 5% decrease in Adjusted EBITDA.

Six Months Ended - June 30, 2017 vs. June 30, 2016

Of the 31% increase in net sales, 37% was due to higher selling prices, primarily due to the pass through of higher butadiene and styrene costs to our customers. Offsetting this increase was a 4% decrease due to the prior year divestiture of our business in Brazil as well as a 2% decrease due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The increase in Adjusted EBITDA was due to margin improvements of $34.9 million, an 87% increase, primarily due to favorable raw material timing, net of price lag, as market conditions have improved, particularly in Asia. Higher margins were also the result of continued diversification of our chemistries and markets as well as higher operating rates. Additionally, fixed cost improvements contributed to 2% of the increase. Lastly, the prior year divestiture of our business in Brazil resulted in a 3% decrease in Adjusted EBITDA.

Synthetic Rubber Segment

Our Synthetic Rubber segment produces styrene-butadiene and polybutadiene-based rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR, lithium polybutadiene rubber, or Li-PBR, nickel polybutadiene rubber, or Ni-PBR, and neodymium polybutadiene rubber, or Nd-PBR, while also producing core products, such as emulsion styrene-butadiene rubber, or ESBR.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$174.0	$111.4	56%	$337.4	$213.6	58%
Adjusted EBITDA	$27.7	$30.2	(8)%	$74.0	$53.3	39%
Adjusted EBITDA margin	16%	27%		22%	25%

Three Months Ended - June 30, 2017 vs. June 30, 2016

Of the 56% increase in net sales, 53% was due to higher selling prices, primarily resulting from the pass through of higher butadiene and styrene costs to customers. Additionally, 8% of the increase was due to higher sales volume which was a result of higher customer demand for SSBR due to the growing performance tire market, as well as higher sales of Ni-PBR, noting decreased production in the prior year to allow for Nd-PBR trials. These increases were partially offset by a 4% decrease due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The decrease in Adjusted EBITDA was primarily due to unfavorable raw material timing, partly offset by favorable price lag, which led to a 29% decrease due to margin. Offsetting this decrease was a 25% increase due to higher sales volume and favorable product mix, primarily related to higher demand for SSBR and Ni-PBR.

Six Months Ended - June 30, 2017 vs. June 30, 2016

Of the 58% increase in net sales, 49% was due to higher selling prices, primarily resulting from the pass through of higher butadiene and styrene costs to customers. Additionally, 14% of the increase was due to higher sales volume which was a result of higher customer demand for SSBR and ESBR, as well as higher sales of Ni-PBR, noting decreased production in the prior year to allow for Nd-PBR trials. These increases were partially offset by a 4% decrease due to an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The increase in Adjusted EBITDA was primarily due to improved year-to-date margins, which contributed to 27% of the increase, mainly from favorable raw material timing, net of unfavorable price lag. Higher sales volume contributed to 23% of the increase, primarily related to higher demand for SSBR, ESBR, and Ni-PBR. Partially offsetting these increases was a 10% decrease due to higher production costs.

Performance Plastics Segment

Our Performance Plastics segment consists of compounds and blends and some specialized ABS grades. We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, electrical and lighting, collectively referred to as consumer essential markets.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$190.2	$183.9	3%	$374.7	$352.5	6%
Adjusted EBITDA	$23.5	$38.5	(39)%	$50.4	$73.6	(32)%
Adjusted EBITDA margin	12%	21%		13%	21%

Three Months Ended - June 30, 2017 vs. June 30, 2016

Of the 3% increase in net sales, 6% was due to higher selling prices due to the pass through of higher raw material costs to our customers, as well as a 3% increase due to increased sales volume as a result of higher volumes sold to the automotive market in North America and the consumer electronics market in Asia. Partially offsetting these increases was a 4% decrease due to the prior year divestiture of our business in Brazil and a 1% unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The decrease in Adjusted EBITDA was due to a 39% decrease, primarily due to margin compression from increased costs of raw materials, such as polycarbonate, not all of which was able to be passed through to our customers. Partially offsetting these decreases was a 3% increase due to increased sales volumes to the automotive market in North America and the consumer electronics market in Asia and a 2% increase related to the prior year divestiture of our business in Brazil.

Six Months Ended - June 30, 2017 vs. June 30, 2016

Of the 6% increase in net sales, 3% was due to higher selling prices due to the pass through of higher raw material costs to our customers as well as an 8% increase due to increased sales volume, primarily related to higher sales to the automotive markets in Europe and North America, the electrical and medical markets in Europe, and the consumer electronics market in Asia. Partially offsetting these increases was a 3% decrease due to the prior year divestiture of our business in Brazil and a 1% unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The decrease in Adjusted EBITDA was due to a 42% decrease in margins from unfavorable raw material timing, net of price lag unfavorable price lag, as well as margin compression from increased costs of raw materials, such as polycarbonate, not all of which was able to be passed through to our customers. Partially offsetting this decrease was a 13% increase due to increased sales volume growth to the automotive markets in Europe and North America and a 3% increase related to the prior year divestiture of our business in Brazil.

Basic Plastics Segment

The Basic Plastics segment produces styrenic polymers, including polystyrene, basic ABS, and SAN products, as well as PC, all of which are used as inputs in a variety of end use markets. The Basic Plastics segment also included the results of our previously 50%-owned joint venture Sumika Styron Polycarbonate prior to its sale in January 2017. Refer to Note 3 in the condensed consolidated financial statements for further information.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$382.5	$363.3	5%	$763.2	$705.9	8%
Adjusted EBITDA	$31.8	$43.1	(26)%	$70.6	$80.9	(13)%
Adjusted EBITDA margin	8%	12%		9%	11%

Three Months Ended - June 30, 2017 vs. June 30, 2016

Of the 5% increase in net sales, 11% was due to higher selling prices due to the pass through of higher styrene costs to customers. This increase was partially offset by a 3% decrease due to lower sales volume, primarily related to lower polystyrene sales volume in Asia, as we have increased our focus on higher margin business, as well as lower external polycarbonate sales volume due to higher internal utilization. Additionally, an unfavorable currency impact resulted in a 2% decrease as the euro weakened in comparison to the U.S. dollar.

Adjusted EBITDA decreased 26%, primarily due to unfavorable raw material timing resulting in lower margins, which contributed to a 15% decrease, while lower sales volume contributed to 7% of the decrease. The sale of Sumika Styron Polycarbonate in the current year resulted in a 2% decrease in Adjusted EBITDA.

Six Months Ended - June 30, 2017 vs. June 30, 2016

Of the 8% increase in net sales, 18% was due to higher selling prices due to the pass through of higher styrene costs to customers. This increase was partially offset by a 7% decrease due to lower sales volume, primarily related to lower polystyrene sales in Asia, as we have increased our focus on higher margin business. Additionally, an unfavorable currency impact resulted in a 2% decrease as the euro weakened in comparison to the U.S. dollar.

The decrease in Adjusted EBITDA was due to an 11% decrease related to lower sales volume, primarily related to Europe and Asia polystyrene sales, with competitor supply outages in Europe in the prior year and with an increased focus on higher margins in Asia. Higher fixed costs, including start-up costs incurred related to our new ABS capacity in Asia, contributed to a decrease of 3% while the sale of Sumika Styron Polycarbonate in the current year resulted in a 3% decrease in Adjusted EBITDA. Partially offsetting these decreases was a 5% increase due to higher year-to-date margins, primarily due to favorable raw material timing.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, SSBR, etc.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$107.0	$78.6	36%	$193.9	$149.8	29%
Adjusted EBITDA	$(1.2)	$32.5	(104)%	$40.7	$53.4	(24)%
Adjusted EBITDA margin	(1)%	41%		21%	36%

Three Months Ended - June 30, 2017 vs. June 30, 2016

Of the 36% increase in net sales, 16% was due to higher selling prices, primarily due to the pass through of higher styrene costs to customers, as well as a 22% increase due to higher styrene-related sales volume. Partially offsetting these increases was a 2% decrease as a result of an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The decrease in Adjusted EBITDA was due to a 98% decrease as a result of lower styrene margins, including unfavorable raw material timing, as well as a 4% decrease due to higher maintenance-related fixed costs.

Six Months Ended - June 30, 2017 vs. June 30, 2016

Of the 29% increase in net sales, 27% was due to higher selling prices, primarily due to the pass through of higher styrene costs to customers, as well as a 4% increase due to higher styrene-related sales volume. Partially offsetting these increases was a 2% decrease as a result of an unfavorable currency impact as the euro weakened in comparison to the U.S. dollar.

The decrease in Adjusted EBITDA was due to a 16% decrease as a result of lower styrene margins, including unfavorable raw material timing, as well as a 6% decrease due to higher maintenance-related fixed costs.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Adjusted EBITDA*	$29.9	$37.7	(21)%	$48.4	$70.6	(31)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

Three Months Ended - June 30, 2017 vs. June 30, 2016

The decrease in Adjusted EBITDA was primarily due to lower margins on second quarter sales of styrene purchased during the first quarter maintenance-related outage at the St. James, LA, styrene facility in a decreasing price environment.

Six Months Ended - June 30, 2017 vs. June 30, 2016

The decrease in Adjusted EBITDA was primarily due to the planned first quarter styrene outage at its St. James, LA, facility, which was extended in order to complete repairs on critical equipment. The facility came back online at full production in early April 2017. As a result of this extended outage, the Company incurred an unfavorable impact of approximately $23 million to Adjusted EBITDA through the second quarter of 2017.

Non-GAAP Performance Measures

We present Adjusted EBITDA as a non-GAAP financial performance measure, which we define as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring; acquisition related costs and other items. In doing so, we are providing management, investors, and credit rating agencies with an indicator of our ongoing performance and business trends, by removing the impact of transactions and events that we would not consider a part of our core operations.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net income	$60.2	$95.8	$177.5	$172.6
Interest expense, net	18.7	18.8	36.9	37.7
Provision for income taxes	18.8	28.6	48.1	50.5
Depreciation and amortization	26.3	24.9	51.0	47.9
EBITDA(a)	$124.0	$168.1	$313.5	$308.7
Net loss (gain) on disposition of businesses and assets(b)	—	12.9	(9.9)	12.9
Restructuring and other charges(c)	1.1	1.1	3.3	1.8
Acquisition transaction and integration costs(d)	1.1	—	1.1	—
Other items(e)	—	0.3	—	2.2
Adjusted EBITDA	$126.2	$182.4	$308.0	$325.6

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

(b)

Net gain on disposition of businesses and assets during the six months ended June 30, 2017 relates primarily to the sale of our 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited, for which the Company recorded a gain on sale of $9.3 million during the period. Refer to Note 3 in the condensed consolidated financial statements for further information. During the three and six months ended June 30, 2016, the Company recorded an impairment charge for the estimated loss on sale of our primary operating entity in Brazil, which includes both latex and automotive businesses, of approximately $12.9 million. Refer to Note 11 in the condensed consolidated financial statements for further information.

(c)

Restructuring and other charges for the three and six months ended June 30, 2017 primarily relate to employee termination benefit and decommissioning charges incurred in connection with the decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy, as well as contract termination charges related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands. Refer to Note 13 in the condensed consolidated financial statements for further information. Restructuring and other charges for the three and six months ended June 30, 2016 primarily relate to employee termination benefit and decommissioning charges incurred in connection with the Allyn’s Point shutdown within our latex binders business, as well as employee termination benefit charges related to the elimination of certain corporate functions as a result of the sale of our latex and automotive businesses in Brazil.

Note that the accelerated depreciation charges incurred as part of both the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands as well as the Allyn’s Point shutdown are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption.

(d)

Acquisition transaction and integration costs for the three and six months ended June 30, 2017 relate to advisory and professional fees incurred in conjunction with the Company’s acquisition of API Plastics, which closed in July 2017. Refer to Note 16 in the condensed consolidated financial statements for further information.

(e)	Other items for the three and six months ended June 30, 2016 relate to fees incurred in conjunction with the Company’s secondary offerings completed during these periods.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2017 and 2016, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$36.6	$179.7
Investing activities	(29.7)	(48.2)
Financing activities	(79.8)	(97.0)
Effect of exchange rates on cash	7.7	(0.5)
Net change in cash and cash equivalents	$(65.2)	$34.0

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2017 totaled $36.6 million, inclusive of $45.0 million in dividends from Americas Styrenics, as well as dividends from Sumika Styron Polycarbonate, $8.9 million of which were classified as operating activities, with the remaining $0.9 million classified as investing activities. Refer to Note 3 in the condensed consolidated financial statements for further information. Net cash used in operating assets and liabilities for the six months ended June 30, 2017 totaled $210.6 million, due primarily to increases in accounts receivable of $137.7 million and inventories of $66.8 million, respectively. The increases in accounts receivable and inventories were primarily due to increased raw material prices.

Net cash provided by operating activities during the six months ended June 30, 2016 totaled $179.7 million, due primarily to earnings for the period. Also impacting cash flows from operating activities for the period was $60.0 million in dividends from Americas Styrenics. Net cash used in operating assets and liabilities for the six months ended June 30, 2016 totaled $68.0 million, due primarily to increases in accounts receivable of $53.0 million and inventories of $16.7 million, respectively. The increase in accounts receivable was primarily due to higher net sales during the second quarter of 2016, compared to the fourth quarter of 2015, due primarily to increasing raw material prices as well as volume increases.  The increase in inventory was primarily due to increasing raw material prices.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 totaled $29.7 million, primarily from capital expenditures of $74.3 million during the period, partially offset by proceeds received of $42.1 million from the sale of the Company’s 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited.

Net cash used in investing activities for the six months ended June 30, 2016 totaled $48.2 million, primarily from capital expenditures of $53.2 million during the period, a significant portion of which related to our project to upgrade our legacy ERP environment to the latest version of SAP.  Partially offsetting these capital expenditures were dividends received from Sumika Styron Polycarbonate during the period, $4.8 million of which were classified as investing activities on the condensed consolidated statement of cash flows, with the remaining $1.4 million classified as operating activities.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2017 totaled $79.8 million. This activity was primarily due to $56.4 million of payments related to the repurchase of ordinary shares during the period and $26.5 million of dividends paid, as well as $2.5 million of principal payments related to our 2021 Term Loan B. Partially offsetting these uses of cash was $6.0 million of proceeds received from the exercise of option awards.

Net cash used in financing activities during the six months ended June 30, 2016 totaled $97.0 million. This activity was primarily due to $94.4 million of payments related to the repurchase of ordinary shares during the period as well as $2.5 million of principal payments related to our 2021 Term Loan B.

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

	Six Months Ended
	June 30,
(in millions)	2017	2016
Cash provided by operating activities	$36.6	$179.7
Capital expenditures	(74.3)	(53.2)
Free Cash Flow	$(37.7)	$126.5

Refer to the discussion above for significant impacts to cash provided by operating activities for the six months ended June 30, 2017 and 2016, respectively.

Capital Resources and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, to service our outstanding indebtedness, and to fund dividend payments to our shareholders. Our sources of liquidity include cash on hand, cash flow from operations, and amounts available under the Senior Credit Facility and the Accounts Receivable Securitization Facility.

As of June 30, 2017 and December 31, 2016, we had $1,218.0 million and $1,187.4 million, respectively, in outstanding indebtedness and $1,051.1 million and $890.7 million, respectively, in working capital. In addition, as of June 30, 2017 and December 31, 2016, we had $91.5 million and $88.8 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

Refer to our Annual Report for a detailed description of the Company’s debt structure, borrowing rates, and expected future payment obligations.

The following table outlines our outstanding indebtedness as of June 30, 2017 and December 31, 2016 and the associated interest expense, including amortization of deferred financing fees, and effective interest rates for such borrowings as of June 30, 2017 and December 31, 2016. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2017			December 31, 2016
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2021 Term Loan B	$489.1	4.3%	$11.5	$491.5	4.3%	$23.3
2020 Revolving Facility	—	—	1.7	—	—	3.3
2022 Senior Notes
USD Notes	300.0	6.8%	10.6	300.0	6.8%	21.1
Euro Notes	427.3	6.4%	13.5	394.3	6.4%	27.4
Accounts Receivable Securitization Facility	—	—	1.4	—	—	3.3
Other indebtedness*	1.6	4.8%	—	1.6	4.8%	0.1
Total	$1,218.0		$38.7	$1,187.4		$78.5

*For the six months ended June 30, 2017, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2020 Revolving Facility, which matures in May 2020, and has a borrowing capacity of $325.0 million. As of June 30, 2017, the Company had no outstanding borrowings, and had $308.1 million (net of $16.9 million outstanding letters of credit) of funds available for borrowing under the 2020 Revolving Facility.  Further, as of June 30, 2017, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2020 Revolving Facility equal to 0.375% per annum.

We also continue to maintain our Accounts Receivable Securitization Facility set to mature in May 2019, under which our borrowing capacity is $200.0 million. As of June 30, 2017, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $151.3 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.

Our other borrowing arrangements include our $500.0 million 2021 Term Loan B (maturing in November 2021), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal, and our 2022 Senior Notes (maturing in May 2022), whose U.S. dollar equivalent outstanding amount as of June 30, 2017 totaled $727.3 million.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of June 30, 2017, the Company was in compliance with all of these debt covenant requirements. Refer to the Annual Report for further information on the details of these covenant requirements.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. In April 2017, the Company paid a dividend of $0.30 per ordinary share (totaling $13.7 million), with an additional dividend to shareholders of $0.36 per ordinary share declared in June 2017 (to be paid in July 2017). These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report, we are exposed to changes in interest rates and foreign currency exchange rates as well as changes in the prices of certain commodities that we use in production. There have been no material changes in our exposure to market risks from the information provided within our Annual Report, except to our risks related to changes in the prices of certain commodities that we use in the production of our products.

Commodity Price Risk

We purchase certain raw materials such as benzene, ethylene, butadiene, BPA and styrene primarily under short- and long-term supply contracts. The pricing terms for these raw material purchases are generally determined based on commodity indices and prevailing market conditions within the relevant geography. The selling prices of our products are generally based, in part, on the current or forecasted costs of our key raw materials, but are often subject to a predetermined lag period for the pass through of these costs.  As such, during periods of significant raw material price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in passing through raw material costs, primarily benzene, ethylene, butadiene, and styrene. Assuming no changes in sales price, volume or mix, a hypothetical 10% change in the market price of our raw materials would have impacted cost of sales by $155 million for the six months ended June 30, 2017.

We mitigate the risk of volatility in commodity prices where possible by passing changes in raw material costs through to our customers by adjusting our prices or including provisions in our contracts that allow us to adjust prices in such a circumstance or by including pricing formulas which utilize commodity indices. Nevertheless, we may be subject to the timing differences described above for the pass through of these costs. In addition, even when raw material costs may be passed on to our customers, during periods of high raw material price volatility, customers without minimum purchase requirements with us may choose to delay purchases of our materials or, in some cases, substitute purchases of our materials with less costly products.

We do not enter into derivative financial instruments for trading or speculative purposes to manage our commodity price risk relating to our raw material contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended June 30, 2017 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2017	111,300	$64.34	111,300	1,849,062	(1)
May 1 - May 31, 2017	280,366	$63.25	280,366	1,568,696	(1)
June 1 - June 30, 2017	75,733	$64.35	75,733	2,000,000	(2)
Total	467,399	$63.69	467,399

(1)

The general meeting of our shareholders on June 21, 2016 authorized the Company to repurchase up to 4.5 million ordinary shares at a price per share of not less than $1.00 and not more than $1,000. This authorization ends on June 21, 2018 or on the date of its renewal by a subsequent general meeting of shareholders. On November 1, 2016 the Company announced that the board of directors had authorized the Company to repurchase, subject to market and other conditions, the remaining shares left under the 2016 share repurchase authorization.

(2)

The general meeting of our shareholders on June 21, 2017 authorized the Company to sunset the 2016 share repurchase authorization and replace it with a new authorization to repurchase up to 4.0 million ordinary shares at a price per share of not less than $1.00 and not more than $1,000. This authorization ends on June 21, 2020 or on the date of its renewal by a subsequent general meeting of shareholders. On June 22, 2017 the Company announced that the board of directors had authorized the Company to repurchase, subject to market and other conditions, up to 2.0 million shares over the subsequent 18 months under the 2017 share repurchase authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 3, 2017

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Barry J. Niziolek
Name:	Barry J. Niziolek
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1†	Amended and Restated Articles of Association of Trinseo S.A.

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, dated as of May 5, 2015 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed May 11, 2015)

4.3†

First Supplemental Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, dated as of July 30, 2015

4.4†

Second Supplemental Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, dated as of June 9, 2017

10.1†	Form of Indemnification Agreement for Directors and Officers

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.