Form 10-Q
period 2017-09-30
Trinseo S.A.
filed 2017-11-03
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017, there were 43,704,689 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2017

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

Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”). In June 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LLC (“Bain Capital”) acquired an ownership interest in our business through an indirect ownership interest in us. During 2016, Bain Capital Everest Manager Holding SCA (“the former Parent”), an affiliate of Bain Capital, sold its entire ownership interest in the Company pursuant to the Company’s shelf registration statement filed with the Securities and Exchange Commission (“SEC”).

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”) filed with the SEC on March 1, 2017 under Part I, Item IA— “Risk Factors”, and elsewhere within this Quarterly Report.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$318,703	$465,114
Accounts receivable, net of allowance for doubtful accounts (September 30, 2017: $6,045; December 31, 2016: $3,138)	719,094	564,428
Inventories	483,158	385,345
Other current assets	24,591	17,999
Total current assets	1,545,546	1,432,886
Investments in unconsolidated affiliates	161,883	191,418
Property, plant and equipment, net of accumulated depreciation (September 30, 2017: $505,100; December 31, 2016: $420,343)	600,067	513,757
Other assets
Goodwill	62,774	29,485
Other intangible assets, net	207,819	177,345
Deferred income tax assets—noncurrent	46,942	40,187
Deferred charges and other assets	31,521	24,412
Total other assets	349,056	271,429
Total assets	$2,656,552	$2,409,490
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$7,000	$5,000
Accounts payable	415,709	378,029
Income taxes payable	32,006	23,784
Accrued expenses and other current liabilities	140,988	135,357
Total current liabilities	595,703	542,170
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,165,924	1,160,369
Deferred income tax liabilities—noncurrent	40,332	24,844
Other noncurrent obligations	284,551	237,054
Total noncurrent liabilities	1,490,807	1,422,267
Commitments and contingencies (Note 10)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000,000 shares authorized (September 30, 2017: 48,778 shares issued and 43,703 shares outstanding; December 31, 2016: 48,778 shares issued and 44,301 shares outstanding)	488	488
Additional paid-in-capital	576,790	573,662
Treasury shares, at cost (September 30, 2017: 5,075 shares; December 31, 2016: 4,477 shares)	(263,673)	(217,483)
Retained earnings	423,456	258,540
Accumulated other comprehensive loss	(167,019)	(170,154)
Total shareholders’ equity	570,042	445,053
Total liabilities and shareholders’ equity	$2,656,552	$2,409,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,096,582	$935,410	$3,346,271	$2,799,188
Cost of sales	949,457	795,026	2,876,137	2,349,392
Gross profit	147,125	140,384	470,134	449,796
Selling, general and administrative expenses	65,732	73,900	181,552	180,635
Equity in earnings of unconsolidated affiliates	43,807	36,686	93,029	110,314
Operating income	125,200	103,170	381,611	379,475
Interest expense, net	18,436	18,832	55,355	56,542
Loss on extinguishment of long-term debt	65,260	—	65,260	—
Other expense (income), net	(11)	1,084	(6,072)	16,628
Income before income taxes	41,515	83,254	267,068	306,305
Provision for income taxes	8,300	16,000	56,400	66,500
Net income	$33,215	$67,254	$210,668	$239,805
Weighted average shares- basic	43,745	45,865	43,900	47,152
Net income per share- basic	$0.76	$1.47	$4.80	$5.09
Weighted average shares- diluted	44,782	46,961	45,046	48,041
Net income per share- diluted	$0.74	$1.43	$4.68	$4.99

Dividends per share	$0.36	$0.30	$1.02	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unless otherwise stated)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$33,215	$67,254	$210,668	$239,805
Other comprehensive income (loss), net of tax (tax amounts shown in millions below for the three and nine months ended September 30, 2017 and 2016, respectively):
Cumulative translation adjustments	(1,561)	1,488	21,614	3,906
Net loss on cash flow hedges	(3,715)	(2,280)	(21,491)	(3,676)
Pension and other postretirement benefit plans:
Net loss arising during period (net of tax of: 2017—$0 and $0; 2016—$0 and ($0.5))	—	—	—	(800)
Amounts reclassified from accumulated other comprehensive income (loss)	840	533	3,012	1,612
Total other comprehensive income (loss), net of tax	(4,436)	(259)	3,135	1,042
Comprehensive income	$28,779	$66,995	$213,803	$240,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2016	44,301	4,477	$488	$573,662	$(217,483)	$(170,154)	$258,540	$445,053
Net income	—	—	—	—	—	—	210,668	210,668
Other comprehensive income	—	—	—	—	—	3,135	—	3,135
Stock-based compensation activity	440	(440)	—	3,128	15,674	—	—	18,802
Purchase of treasury shares	(1,038)	1,038	—	—	(61,864)	—	—	(61,864)
Dividends on ordinary shares ($1.02 per share)	—	—	—	—	—	—	(45,752)	(45,752)
Balance at September 30, 2017	43,703	5,075	$488	$576,790	$(263,673)	$(167,019)	$423,456	$570,042
Balance at December 31, 2015	48,778	—	$488	$556,532	$—	$(149,717)	$(18,289)	$389,014
Adoption of new accounting standard	—	—	—	915	—	—	(915)	—
Net income	—	—	—	—	—	—	239,805	239,805
Other comprehensive income	—	—	—	—	—	1,042	—	1,042
Stock-based compensation activity	25	(25)	—	14,057	914	—	—	14,971
Purchase of treasury shares	(4,150)	4,150	—	—	(194,079)	—	—	(194,079)
Dividends on ordinary shares ($0.60 per share)	—	—	—	—	—	—	(27,316)	(27,316)
Balance at September 30, 2016	44,653	4,125	$488	$571,504	$(193,165)	$(148,675)	$193,285	$423,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$210,668	$239,805
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	80,220	71,744
Amortization of deferred financing fees and issuance discount	3,968	4,469
Deferred income tax	(2,636)	9,895
Stock-based compensation expense	10,752	14,842
Earnings of unconsolidated affiliates, net of dividends	(4,097)	(8,972)
Unrealized net losses (gains) on foreign exchange forward contracts	(2,804)	3,533
Loss on extinguishment of long-term debt	65,260	—
Loss (gain) on sale of businesses and other assets	(10,473)	13,091
Impairment charges	4,293	14,310
Changes in assets and liabilities
Accounts receivable	(92,776)	(30,229)
Inventories	(57,315)	(27,605)
Accounts payable and other current liabilities	(989)	23,138
Income taxes payable	6,297	3,973
Other assets, net	(14,407)	(18,426)
Other liabilities, net	(1,116)	11,130
Cash provided by operating activities	194,845	324,698
Cash flows from investing activities
Capital expenditures	(108,875)	(82,678)
Cash paid to acquire a business, net of cash acquired	(79,650)	—
Proceeds from the sale of businesses and other assets	46,166	174
Distributions from unconsolidated affiliates	857	4,809
Cash used in investing activities	(141,502)	(77,695)
Cash flows from financing activities
Deferred financing fees	(19,175)	—
Short-term borrowings, net	(191)	(126)
Purchase of treasury shares	(65,225)	(194,079)
Dividends paid	(42,231)	(13,920)
Proceeds from exercise of option awards	8,349	203
Withholding taxes paid on restricted share units	(302)	(74)
Net proceeds from issuance of 2024 Term Loan B	700,000	—
Repayments of 2021 Term Loan B	(492,500)	(3,750)
Net proceeds from issuance of 2025 Senior Notes	500,000	—
Repayments of 2022 Senior Notes	(745,950)	—
Prepayment penalty on long-term debt	(52,978)	—
Cash used in financing activities	(210,203)	(211,746)
Effect of exchange rates on cash	10,449	(231)
Net change in cash and cash equivalents	(146,411)	35,026
Cash and cash equivalents—beginning of period	465,114	431,261
Cash and cash equivalents—end of period	$318,703	$466,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2017 and 2016 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements and, therefore, these statements should be read in conjunction with the 2016 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

The December 31, 2016 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2016 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position or results. Refer to Note 14 for further information.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued guidance which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the FASB has issued certain clarifying updates to this guidance, which the Company will consider as part of our adoption, which will be effective as of January 1, 2018. The Company has completed its scoping assessment for the adoption of this guidance by conducting surveys with relevant stakeholders in the business, including commercial and finance leadership, reviewing a representative sample of revenue arrangements across all businesses, and identifying a set of applicable qualitative revenue recognition changes related to the new standard update.  In completing this phase, the Company has identified its major revenue streams, which are concentrated within individual product sales within each of our reportable segments. As a result of this work, the Company has concluded that it will adopt this new guidance applying the modified retrospective approach.  The Company remains in the process of establishing and documenting key accounting policies, assessing new disclosure requirements, and evaluating impacts on business processes, information technology, and controls resulting from the adoption of this new standard. Additionally, while our final assessment has not been completed, we continue to progress in the quantification of the impacts that this standard will have on our consolidated financial statements and are refining certain estimates that will be used in order to calculate such impacts.

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

In August 2016, the FASB issued guidance that aims to eliminate diversity in practice for how certain cash receipts and payments are presented and classified in the consolidated statements of cash flows. Additionally, the FASB has issued further guidance related to the presentation of restricted cash on the consolidated statements of cash flows. The Company adopted this guidance effective September 30, 2017. The most significant impact of this adoption to the Company was the requirement to classify debt prepayment or extinguishment costs, which the Company had historically classified within cash flows from operating activities, as financing cash outflows. This change is reflected in the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2017, including the impacts of the Company’s debt refinancing during the third quarter of 2017 (refer to Note 5 for further information). While this adoption was applied using the retrospective approach, there were no transactions during the nine months ended September 30, 2016 that required the condensed consolidated statement of cash flows for that period to be recast.

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

In March 2017, the FASB issued guidance that requires employers to present the service cost component of net periodic benefit cost in the same statement of operations line item as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are to be presented outside of any subtotal of operating income. This presentation amendment is relevant to the Company and will be applied on a retrospective basis. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact of adopting this guidance on its results of operations.

In August 2017, the FASB issued significant amendments to existing hedge accounting guidance. Among other things, this guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend presentation and disclosure requirements, and change how companies assess effectiveness. This guidance is required for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the timing and related impact of adopting this guidance on its financial position and results of operations.

NOTE 3—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the nine months ended September 30, 2017, the Company had two joint ventures: Americas Styrenics LLC (“Americas Styrenics”, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP) and Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate”, a polycarbonate joint venture with Sumitomo Chemical Company Limited). Investments held in the unconsolidated affiliates are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment, and the results of Sumika Styron Polycarbonate were included within the Basic Plastics reporting segment until the Company sold its 50% share of the entity in January 2017. Refer to the discussion below for further information about the sale of the Company’s share in Sumika Styron Polycarbonate during the first quarter of 2017.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below. This table includes summarized financial information for Sumika Styron Polycarbonate through the date of sale in January 2017.

Three Months Ended	Nine Months Ended
September 30,	September 30,

	2017	2016	2017	2016
Sales	$458,744	$460,305	$1,369,572	$1,241,908
Gross profit	$90,594	$84,095	$176,352	$240,366
Net income	$81,059	$65,041	$141,508	$188,853

Americas Styrenics

As of September 30, 2017 and December 31, 2016, respectively, the Company’s investment in Americas Styrenics was $161.9 million and $149.7 million, which was $49.1 million and $71.2 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 3.1 years as of September 30, 2017. The Company received dividends from Americas Styrenics of $35.0 million and $80.0 million during the three and nine months ended September 30, 2017, respectively, compared to $40.0 million and $100.0 million during the three and nine months ended September 30, 2016, respectively.

Sumika Styron Polycarbonate

On January 31, 2017, the Company completed the sale of its 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited for total sales proceeds of approximately $42.1 million. As a result, the Company recorded a gain on sale of $9.3 million during the nine months ended September 30, 2017, which was included within “Other expense (income), net” in the condensed consolidated statement of operations and was allocated entirely to the Basic Plastics segment. In addition, the parties have entered into a long-term agreement to continue sourcing polycarbonate resin from Sumika Styron Polycarbonate to the Company’s Performance Plastics segment.

As of December 31, 2016, the Company’s investment in Sumika Styron Polycarbonate was $41.8 million. Due to the sale in January 2017, the Company no longer has an investment in Sumika Styron Polycarbonate as of September 30, 2017. The Company received dividends from Sumika Styron Polycarbonate of zero and $9.8 million during the three and nine months ended September 30, 2017,  respectively, compared to  zero and $6.2 million during the three and nine months ended September 30, 2016, respectively. The dividend received during the nine months ended September 30, 2017 from Sumika Styron Polycarbonate related to the Company’s proportionate share of earnings for the year ended December 31, 2016.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Finished goods	$239,663	$187,577
Raw materials and semi-finished goods	211,186	168,804
Supplies	32,309	28,964
Total	$483,158	$385,345

NOTE 5—DEBT

Refer to discussion below for details of the Company’s debt refinancing that occurred during the third quarter of 2017. For definitions of capitalized terms not included herein, refer to the Annual Report. The Company was in compliance with all debt related covenants as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, debt consisted of the following:

			September 30, 2017
	Interest Rate as of September 30, 2017	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2022 Revolving Facility(2)	Various	September 2022	$—	$—	$—
2024 Term Loan B(3)	3.735%	September 2024	700,000	(18,957)	681,043
2025 Senior Notes	5.375%	September 2025	500,000	(9,600)	490,400
Accounts Receivable Securitization Facility(4)	Various	May 2019	—	—	—
Other indebtedness	Various	Various	1,481	—	1,481
Total debt			$1,201,481	$(28,557)	$1,172,924
Less: current portion					(7,000)
Total long-term debt, net of unamortized deferred financing fees					$1,165,924

			December 31, 2016
	Interest Rate as of December 31, 2016	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
2020 Senior Credit Facility
2020 Revolving Facility	Various	May 2020	$—	$—	$—
2021 Term Loan B	4.250%	November 2021	491,545	(9,159)	482,386
2022 Senior Notes
USD Notes	6.750%	May 2022	300,000	(5,726)	294,274
Euro Notes	6.375%	May 2022	394,275	(7,157)	387,118
Accounts Receivable Securitization Facility	Various	May 2019	—	—	—
Other indebtedness	Various	Various	1,591	—	1,591
Total debt			$1,187,411	$(22,042)	$1,165,369
Less: current portion					(5,000)
Total long-term debt, net of unamortized deferred financing fees					$1,160,369

(1)

This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

(2)

The Company had $357.2 million (net of $17.8 million outstanding letters of credit) of funds available for borrowing under this facility as of September 30, 2017. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

(3)

The 2024 Term Loan B bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor. As of September 30, 2017, $7.0 million of the scheduled future payments related to this facility were classified as current debt on the Company’s condensed consolidated balance sheet.

(4)

This facility has a borrowing capacity of $200.0 million. As of September 30, 2017, the Company had approximately $148.8 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regards to outstanding borrowings, fixed interest charges are 2.6% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.4%.

2020 Senior Credit Facility

On May 5, 2015, the Company entered into a credit agreement which included $825.0 million of senior secured financing (the “2020 Senior Credit Facility”), inclusive of a $325.0 million revolving credit facility maturing in May 2020 (the “2020 Revolving Facility”) and a $500.0 million senior secured term loan B facility maturing in November 2021 (the “2021 Term Loan B”).

In September 2017, upon completion of the refinancing transactions discussed below, the Company terminated the 2020 Senior Credit Facility. Prior to this termination, the Company had no outstanding borrowings under the 2020 Revolving Facility and had $490.0 million outstanding under the 2021 Term Loan B, excluding unamortized original issue discount. As a result of this termination, the Company recognized a $0.8 million loss on extinguishment of long-term debt, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees and unamortized original issue discount related to the 2021 Term Loan B. The remaining unamortized deferred financing fees and unamortized original issue discount for both the 2020 Revolving Facility and 2021 Term Loan B remain capitalized and will be amortized along with new deferred financing fees over the life of the new facilities, discussed in further detail below.

Senior Credit Facility

On September 6, 2017, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Borrowers” or “Issuers”), both wholly-owned subsidiaries of the Company, entered into a senior secured credit agreement (the “Credit Agreement”), which provides senior secured financing of up to $1,075.0 million (the “Senior Credit Facility”). The Senior Credit Facility provides for senior secured financing consisting of a (i) $375.0 million revolving credit facility, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility maturing in September 2022 (the “2022 Revolving Facility”) and a (ii) $700.0 million senior secured term loan B facility maturing in September 2024 (the “2024 Term Loan B”). Amounts under the 2022 Revolving Facility are available in U.S. dollars and euros.

The 2024 Term Loan B bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor. Further, the 2024 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2024 Term Loan B, with the balance to be paid at maturity.

Loans under the 2022 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBO rate loans, which bear interest at a rate per annum equal to the LIBO rate plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).

The Senior Credit Facility is collateralized by a security interest in substantially all of the assets of the Borrowers, and the guarantors thereunder, including Trinseo Materials S.à r.l., certain Luxembourg subsidiaries and certain foreign subsidiaries organized in the United States, The Netherlands, Hong Kong, Singapore, Ireland, Germany and Switzerland.

 The Senior Credit Facility requires the Borrowers and their restricted subsidiaries to comply with customary affirmative, negative and financial covenants, including limitations on their abilities to incur liens; make certain loans and investments; incur additional debt (including guarantees or other contingent obligations); merge, consolidate liquidate or dissolve; transfer or sell assets; pay dividends and other distributions to shareholders or make certain other restricted payments; enter into transactions with affiliates; restrict any restricted subsidiary from paying dividends or making other distributions or agree to certain negative pledge clauses; materially alter the business we conduct; prepay certain other indebtedness; amend certain material documents; and change our fiscal year.

The 2022 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2022 Revolving Facility exceeds 30% of the $375.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter end, then the Borrowers’ first lien net leverage ratio may not exceed 2.00 to 1.00. As of September 30, 2017, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

Fees incurred in connection with the issuance of the 2024 Term Loan B were $12.3 million. Due to a portion of the 2024 Term Loan B meeting the criteria for modification accounting, $1.2 million of these fees were expensed and included within “Other expense (income), net” in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. The remaining $11.1 million of fees were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet, to be amortized along with the remaining $8.1 million of unamortized deferred financing fees from the 2021 Term Loan B. Capitalized fees related to the 2024 Term Loan B are being amortized over the 7.0 year term of the facility using the effective interest method.

Fees incurred in connection with the issuance of the 2022 Revolving Facility were $0.8 million and were capitalized and recorded within “Deferred charges and other assets” in the condensed consolidated balance sheets. The new capitalized fees related to the 2022 Revolving Facility (along with $4.0 million of unamortized deferred financing fees from the 2020 Revolving Facility) are being amortized over the 5.0 year term of the facility using the straight-line method. Amortization of deferred financing fees are recorded within “Interest expense, net” in the condensed consolidated statements of operations.

 2022 Senior Notes

In May 2015, the Company issued $300.0 million aggregate principal amount of 6.750% senior notes due May 1, 2022 (the “USD Notes”) and €375.0 million aggregate principal amount of 6.375% senior notes due May 1, 2022 (the “Euro Notes”, and together with the USD Notes, the “2022 Senior Notes”).

On September 7, 2017, using the net proceeds from the issuance of the 2024 Term Loan B, together with the net proceeds from the issuance of the 2025 Senior Notes (defined and discussed below), and available cash, the Company redeemed all outstanding borrowings under the 2022 Senior Notes, totaling $746.0 million in USD-equivalent principal, together with a total combined call premium of $53.0 million (with a redemption price of approximately 106.572% on the USD Notes and a redemption price of approximately 107.459% on the Euro Notes), and accrued and unpaid interest thereon of $17.0 million, using applicable foreign exchange rates.

As a result of this redemption, during the three months ended September 30, 2017, the Company recorded a loss on extinguishment of long-term debt of $64.5 million, which includes the above $53.0 million call premium and an $11.5 million write-off of unamortized deferred financing fees related to the 2022 Senior Notes.

2025 Senior Notes

On August 29, 2017, the Issuers executed an indenture pursuant to which they issued $500.0 million aggregate principal amount of 5.375% senior notes due 2025 (the “2025 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2025 Senior Notes is payable semi-annually on May 3 and November 3 of each year, commencing on May 3, 2018. The 2025 Senior Notes mature on September 1, 2025.

At any time prior to September 1, 2020, the Issuers may redeem the 2025 Senior Notes in whole or in part, at their option, at a redemption price equal to 100% of the principal amount of such notes plus the relevant applicable premium as of, and accrued and unpaid interest to, but not including, the redemption date. At any time and from time to time after September 1, 2020, the Issuers may redeem the 2025 Senior Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed to, but not including, the redemption date:

12-month period commencing September 1 in Year	Percentage
2020	102.688%
2021	101.792%
2022	100.896%
2023 and thereafter	100.000%

At any time prior to September 1, 2020, the Issuers may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes at a redemption price equal to 105.375%, plus accrued and unpaid interest to, but not including, the redemption date, with the aggregate gross proceeds from certain equity offerings.

The 2025 Senior Notes are the Issuers’ senior unsecured obligations and rank equally in right of payment with all of the Issuers’ existing and future indebtedness that is not expressly subordinated in right of payment thereto. The 2025 Senior Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) the Issuers’ existing and future secured indebtedness, including the Company’s accounts receivable facility and the Issuers’ Senior Credit Facility (discussed above), to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of the Issuers’ non-guarantor subsidiaries.

The Indenture contains customary covenants that, among other things, limit the Issuers’ and certain of their subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the 2025 Senior Notes have investment grade ratings (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2025 Senior Notes are downgraded to below an investment grade rating, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of September 30, 2017, the Company was in compliance with all debt covenant requirements under the Indenture.

Fees and expenses incurred in connection with the issuance of the 2025 Senior Notes were $9.7 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet, and are being amortized into “Interest expense, net” in the condensed consolidated statements of operations over their 8.0 year term using the effective interest method.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill by segment from December 31, 2016 to September 30, 2017:

	Performance Materials			Basic Plastics & Feedstocks
	Latex	Synthetic	Performance	Basic		Americas
	Binders	Rubber	Plastics	Plastics	Feedstocks	Styrenics	Total
Balance at December 31, 2016	$11,544	$8,177	$4,210	$5,554	$—	$—	$29,485
Acquisition (Note 13)	—	—	28,598	—	—	—	28,598
Foreign currency impact	1,415	1,002	1,592	682	—	—	4,691
Balance at September 30, 2017	$12,959	$9,179	$34,400	$6,236	$—	$—	$62,774

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of September 30, 2017 and December 31, 2016, respectively:

		September 30, 2017			December 31, 2016
	Estimated	Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology(1)	9 - 15	$198,535	$(91,078)	$107,457	$166,230	$(72,159)	$94,071
Customer Relationships(1)	19	14,520	(171)	14,349	—	—	—
Manufacturing Capacity Rights	6	22,426	(12,728)	9,698	19,977	(8,908)	11,069
Software	5 - 10	87,412	(22,617)	64,795	82,275	(15,095)	67,180
Software in development	N/A	8,617	—	8,617	4,751	—	4,751
Other(1)	3	3,056	(153)	2,903	274	—	274
Total		$334,566	$(126,747)	$207,819	$273,507	$(96,162)	$177,345

(1)	Balances as of September 30, 2017 include assets acquired related to the acquisition of API Applicazioni Plastiche Industriali S.p.A (“API Plastics”). Refer to Note 13 for further information.

Amortization expense on other intangible assets totaled $7.2 million and $19.6 million for the three and nine months ended September 30, 2017, respectively, and $5.0 million and $15.2 million for the three and nine months ended September 30, 2016.

In addition to the significant accounting policies disclosed in Note 2 in our Annual Report, Basis of Presentation and Summary of Significant Accounting Policies, the Company notes the following significant accounting policies related to certain definite-lived intangible assets, for which we had substantial activity during the quarter ended September 30, 2017 as a result of the API Plastics acquisition.

Developed Technology

Acquired developed technology is recorded at fair value upon acquisition and is amortized using the straight-line method over the estimated useful life ranging from 9 years to 15 years. We determine amortization periods for developed technology based on our assessment of various factors impacting estimated useful lives and timing and extent of estimated cash flows of the acquired assets. This includes estimates of expected period of future economic benefit and competitive advantage related to existing processes and procedures at the date of acquisition. Significant changes to any of these factors may result in a reduction in the useful life of these assets.

Customer Relationships

Customer relationships are recorded at fair value upon acquisition and are amortized using the straight-line method over the estimated useful life of 19 years. We determine amortization periods for customer relationships based on our assessment of various factors impacting estimated useful lives and timing and extent of estimated cash flows of the acquired assets. This includes estimates of expected period of future economic benefit and customer retention rates. Significant changes to any of these factors may result in a reduction in the useful life of these assets.

NOTE 7—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates and interest rate risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts and interest rate swap agreements. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded on the condensed consolidated balance sheets at fair value.

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

As of September 30, 2017, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $327.9 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2017.

September 30,
Buy / (Sell)	2017
Euro	$(161,885)
Chinese Yuan	$(58,335)
Indonesian Rupiah	$(29,493)
Swiss Franc	$16,762
Korean Won	$(10,983)

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

Open foreign exchange cash flow hedges as of September 30, 2017 have maturities occurring over a period of 15 months, and have a net notional U.S. dollar equivalent of $196.5 million.

Interest Rate Swaps

As discussed in Note 5, on September 6, 2017, the Company issued the 2024 Term Loan B, which bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor. In order to reduce the variability in interest payments associated with the Company’s variable rate debt, during the third quarter of 2017, the Company entered into certain interest rate swap agreements to convert a portion of these variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to interest expense in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

As of September 30, 2017, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature over a period of five years.

Net Investment Hedge

Through August 31, 2017, the Company had designated a portion (€280 million) of the original principal amount of the Company’s previous €375.0 million Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. Effective September 1, 2017, the Company de-designated the Euro Notes as a net investment hedge of the Issuers’ net investment in certain European subsidiaries, as the Euro Notes were redeemed on September 7, 2017 (refer to Note 5 for further information). Through the date of de-designation, this hedge was deemed to be highly effective, and changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation loss of $24.1 million within AOCI as of September 30, 2017.

On August 29, 2017, the Issuers executed an indenture pursuant to which they issued the $500.0 million 5.375% 2025 Senior Notes (refer to Note 5 for further information). Subsequently, on September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (“CCS”), swapping USD principal and interest payments on the newly issued 2025 Senior Notes for euro-denominated payments. Under the terms of the CCS, the Company has notionally exchanged $500.0 million at an interest rate of 5.375% for €420 million at a weighted-average interest rate of 3.45% for approximately five years.

Effective September 1, 2017, the Company designated the full notional amount of the CCS (€420 million) as a hedge of the Issuers’ net investment in certain European subsidiaries. As the CCS were deemed to be highly effective hedges, changes in the fair value of the CCS were recorded as cumulative foreign currency translation loss of $7.1 million within AOCI as of September 30, 2017.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, net of tax, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended September 30,				Statement of Operations
	2017	2016	2017	2016	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(4,458)	$(2,280)	$(2,666)	$245	Cost of sales
Interest rate swaps	743	—	(6)	—	Interest expense, net
Total	$(3,715)	$(2,280)	$(2,672)	$245
Net Investment Hedges
Euro Notes	$(13,924)	$(2,128)	$—	$—
Cross-currency swaps (CCS)	(7,112)	—	—	—
Total	$(21,036)	$(2,128)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(6,526)	$1,060	Other expense (income), net
Total	$—	$—	$(6,526)	$1,060

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Nine Months Ended September 30,				Statement of Operations
	2017	2016	2017	2016	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(22,234)	$(3,676)	$794	$616	Cost of sales
Interest rate swaps	743	—	(6)	—	Interest expense, net
Total	$(21,491)	$(3,676)	$788	$616
Net Investment Hedges
Euro Notes	$(38,584)	$(4,615)	$—	$—
Cross-currency swaps (CCS)	(7,112)	—	—	—
Total	$(45,696)	$(4,615)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(17,036)	$2,054	Other expense (income), net
Total	$—	$—	$(17,036)	$2,054

The Company recorded losses of $6.5 million and $17.0 million during the three and nine months ended September 30, 2017, respectively, and gains of $1.1 million and $2.1 million during the three and nine months ended September 30, 2016, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction gains of $8.2 million and $16.1 million during the three and nine months ended September 30, 2017, respectively, and losses of $1.5 million and $4.1 million during the three and nine months ended September 30, 2016, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of September 30, 2017, the Company had no ineffectiveness related to its derivatives designated as hedging instruments. Further, the Company expects to reclassify in the next twelve months an approximate $10.3 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of September 30, 2017 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2017					December 31, 2016
	Foreign Exchange	Foreign Exchange	Interest	Cross-		Foreign Exchange	Foreign Exchange
	Forward	Cash Flow	Rate	Currency		Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Swaps	Swaps	Total	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$3,368	$—	$—	$6,420	$9,788	$1,664	$11,018	$12,682
Deferred charges and other assets	—	—	1,432	—	1,432	—	—	—
Total asset derivatives	$3,368	$—	$1,432	$6,420	$11,220	$1,664	$11,018	$12,682
Liability Derivatives:
Accounts payable	$117	$9,612	$688	$—	$10,417	$511	$—	$511
Other noncurrent obligations	—	2,148	—	13,531	15,679	—	—	—
Total liability derivatives	$117	$11,760	$688	$13,531	$26,096	$511	$—	$511

Forward contracts, interest rate swaps, and cross currency swaps are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As such, in accordance with the Company’s accounting policy, we record these derivative instruments on a net basis by counterparty within the condensed consolidated balance sheet. Information regarding the gross amounts of the Company’s derivative instruments and the amounts offset in the condensed consolidated balance sheets is as follows:

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at September 30, 2017
Derivative assets	$12,793	$(1,573)	$11,220
Derivative liabilities	27,669	(1,573)	26,096

Balance at December 31, 2016
Derivative assets	$23,401	$(10,719)	$12,682
Derivative liabilities	11,230	(10,719)	511

Refer to Notes 8 and 16 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$3,368	$—	$3,368
Foreign exchange forward contracts—(Liabilities)	—	(117)	—	(117)
Foreign exchange cash flow hedges—(Liabilities)	—	(11,760)	—	(11,760)
Interest rate swaps—Assets	—	1,432	—	1,432
Interest rate swaps—(Liabilities)	—	(688)	—	(688)
Cross-currency swaps—Assets	—	6,420	—	6,420
Cross-currency swaps—(Liabilities)	—	(13,531)	—	(13,531)
Total fair value	$—	$(14,876)	$—	$(14,876)

	December 31, 2016
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1,664	$—	$1,664
Foreign exchange forward contracts—(Liabilities)	—	(511)	—	(511)
Foreign exchange cash flow hedges—Assets	—	11,018	—	11,018
Total fair value	$—	$12,171	$—	$12,171

The Company uses an income approach to value its derivative instruments, utilizing discounted cash flow techniques, considering the terms of the contract and observable market information available as of the reporting date, such as interest rate yield curves and currency spot and forward rates. Significant inputs to the valuation for these derivative instruments are obtained from broker quotations or from listed or over-the-counter market data, and are classified as Level 2 in the fair value hierarchy.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2017 and December 31, 2016, respectively:

	As of	As of
	September 30, 2017	December 31, 2016
2025 Senior Notes	$515,625	$—
2022 Senior Notes
USD Notes	—	315,000
Euro Notes	—	424,437
2024 Term Loan B	707,441	—
2021 Term Loan B	—	498,041
Total fair value	$1,223,066	$1,237,478

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of September 30, 2017 and December 31, 2016.

NOTE 9—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective income tax rate	20.0%	19.2%	21.1%	21.7%

Provision for income taxes for the three and nine months ended September 30, 2017 were $8.3 million, resulting in an effective tax rate of 20.0%, and $56.4 million, resulting in an effective tax rate of 21.1%, respectively. Provision for income taxes for the three and nine months ended September 30, 2016 were $16.0 million, resulting in an effective tax rate of 19.2%, and $66.5 million, resulting in an effective tax rate of 21.7%, respectively.

While the effective tax rate for the three and nine months ended September 30, 2017 and 2016 remained relatively consistent, the rate was impacted by non-recurring items in both periods.

The effective tax rate for the three and nine months ended September 30, 2017 was impacted by payments made of $10.9 million related to a portion of the fees associated with the call premium paid to retire the Company’s 2022 Senior Notes, which are not anticipated to provide a tax benefit to the Company in the future (refer to Note 5 for further information). The effective tax rate for the three and nine months ended September 30, 2016 was impacted by an impairment charge of $0.3 million and $13.2 million, respectively, for the estimated loss on sale of Trinseo Brazil. Refer to Note 13 for further information.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental conditions were retained by Dow and Dow has agreed to indemnify the Company from and against all environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of September 30, 2017 and December 31, 2016, the Company had no accrued obligations for environmental remediation and restoration costs.

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

NOTE 11—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Defined Benefit Pension Plans
Service cost	$5,000	$4,156	$14,291	$12,438
Interest cost	1,184	1,391	3,376	4,160
Expected return on plan assets	(450)	(492)	(1,285)	(1,474)
Amortization of prior service credit	(503)	(488)	(1,456)	(1,459)
Amortization of net loss	1,479	1,058	4,232	3,169
Net settlement and curtailment loss(1)	—	—	129	—
Net periodic benefit cost	$6,710	$5,625	$19,287	$16,834

(1)

Represents a settlement loss of approximately $0.5 million triggered by benefit payments exceeding the sum of service and interest cost for one of the Company’s pension plans in Switzerland, partially offset by a curtailment gain of approximately $0.4 million related to a reduction in the number of participants in the Company’s pension plan in Japan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Other Postretirement Plans
Service cost	$53	$67	$161	$196
Interest cost	63	135	189	385
Amortization of prior service cost	26	25	77	77
Amortization of net gain	(11)	(43)	(32)	(128)
Net periodic benefit cost	$131	$184	$395	$530

As of September 30, 2017 and December 31, 2016, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $221.6 million and $195.8 million, respectively. The net periodic benefit costs are recognized in the condensed consolidated statement of operations as “Cost of sales” and “Selling, general and administrative expenses.”

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.7 million and $11.9 million during the three and nine months ended September 30, 2017, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $4.0 million to its defined benefit plans for the remainder of 2017.

NOTE 12—STOCK-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s stock-based compensation programs included in the tables below.

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016, as well as unrecognized compensation cost as of September 30, 2017:

					As of
	Three Months Ended		Nine Months Ended		September 30, 2017
	September 30,		September 30,		Unrecognized	Weighted
	2017	2016	2017	2016	Compensation Cost	Average Years
RSUs	$2,287	$1,476	$6,295	$3,826	$11,682	1.8
Options	454	733	3,661	4,867	1,659	1.4
PSUs	324	—	796	—	3,062	2.4
Restricted Stock Awards issued by Former Parent	—	3,817	—	6,149	—	—
Total Stock-based Compensation Expense	$3,065	$6,026	$10,752	$14,842

The following table summarizes awards granted and the respective weighted-average grant date fair value for the nine months ended September 30, 2017:

	Nine Months Ended
	September 30, 2017
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	110,767	$70.85
Options	192,546	20.61
PSUs	50,937	75.74

Option Awards

The following are the weighted-average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the nine months ended September 30, 2017:

Nine Months Ended
September 30,
2017
Expected term (in years)	5.50
Expected volatility	35.00%
Risk-free interest rate	2.19%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering (“IPO”) in June 2014, there is limited publicly available trading history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ stock that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the nine months ended September 30, 2017, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The Company granted PSUs for the first time during the nine months ended September 30, 2017. The PSUs, which are granted to executives, cliff vest on the third anniversary of the date of grant, generally subject to the executive remaining continuously employed by the Company through the vesting date and achieving certain performance conditions. The number of the PSUs that vest upon completion of the service period can range from 0 to 200 percent of the original grant, subject to certain limitations, contingent upon the Company’s total shareholder return (“TSR”) during the performance period relative to a pre-defined set of industry peer companies. Upon a termination of employment due to the executive’s death or retirement, or termination in connection with a change in control or other factors prior to the vesting date, the PSUs will vest in full or in part, depending on the type of termination and the achievement of the performance conditions. Dividend equivalents will accumulate on PSUs during the vesting period, will be paid in cash upon vesting, and do not accrue interest. When PSUs vest, shares will be issued from the existing pool of treasury shares. The fair value for PSU awards is computed using a Monte Carlo valuation model.

NOTE 13—ACQUISITIONS AND DIVESTITURES

Acquisition of API Plastics

On July 10, 2017, the Company acquired 100% of the equity interests of API Applicazioni Plastiche Industriali S.p.A, or API Plastics, a privately held company. The gross purchase price for the acquisition was $90.5 million, inclusive of $8.4 million of cash acquired, yielding a net purchase price of $82.1 million. These amounts are subject to certain customary post-closing adjustments. During the nine months ended September 30, 2017, the Company paid $79.7 million for this acquisition, leaving an additional $2.4 million of unpaid purchase price accrued, which is expected to be paid during the fourth quarter of 2017. API Plastics, based in Mussolente, Italy, is a manufacturer of soft-touch polymers and bioplastics, such as thermoplastic elastomers (“TPEs”). TPEs can be molded over rigid plastics such as ABS and PC/ABS, which presents opportunities for complementary technology product offerings within our Performance Plastics segment. The acquisition was funded through existing cash on hand.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income and cost approaches (or a combination thereof). Fair values were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment.

The purchase price allocation is based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. Additional information is being gathered to finalize these preliminary measurements, particularly with respect to property, plant and equipment, intangible assets, inventory, deferred income taxes and income taxes payable. Further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed, including goodwill, during the measurement period.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

July 10,
2017
Cash and cash equivalents	$8,431
Accounts receivable	16,484
Inventories	10,282
Other current assets	728
Property, plant, and equipment	24,146
Other intangible assets(1)
Customer relationships	14,000
Developed technology	11,500
Other amortizable intangible assets	2,700
Total fair value of assets acquired	$88,271

Accounts payable	$12,219
Income taxes payable	202
Accrued expenses and other current liabilities	1,416
Deferred income tax liabilities—noncurrent	11,262
Other noncurrent obligations	1,277
Total fair value of liabilities assumed	$26,376
Net identifiable assets acquired	$61,895
Goodwill(2)	28,598
Net assets acquired	$90,493

(1)	The expected lives of the acquired intangible assets are 19 years for customer relationships, 9 years for developed technology, and 3 years for other amortizable intangible assets.
(2)

Goodwill consists of expected operating synergies resulting from combining API Plastics with our existing businesses, and is allocated entirely to the Performance Plastics segment. None of the goodwill related to this acquisition will be deductible for income tax purposes.

During the three and nine months ended September 30, 2017, transaction and integration costs related to advisory and professional fees incurred in conjunction with the API Plastics acquisition were $2.4 million and $3.5 million, respectively, and were included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. Additionally, during the three and nine months ended September 30, 2017, the Company recorded a $1.3 million non-cash fair value inventory adjustment related to the API Plastics acquisition which was included within “Cost of sales” in the condensed consolidated statement of operations.

Pro forma results of operations information has not been presented, as the effect of the API Plastics acquisition is not material. The operating results of API Plastics are included within the Company's condensed consolidated statement of operations since the acquisition date of July 10, 2017 and were not material to the Company's results for the three and nine months ended September 30, 2017.

Divestiture of Brazil Business

During the second quarter of 2016, the Company signed a definitive agreement to sell Trinseo do Brasil Comercio de Produtos Quimicos Ltda. (“Trinseo Brazil”), its primary operating entity in Brazil, including both a latex binders and automotive business. The sale closed on October 1, 2016.

As a result of this agreement, during the three and nine months ended September 30, 2016, the Company recorded impairment charges for the estimated loss on sale of approximately $0.3 million, and $13.2 million, respectively, within “Other expense (income), net” in the condensed consolidated statement of operations. The $13.2 million charge was allocated as $8.4 million, $4.2 million, and $0.6 million to the Performance Plastics segment, Latex Binders segment, and Corporate, respectively. During the year ended December 31, 2016, the Company received $1.8 million in proceeds from the sale of these businesses, with an additional $1.7 million received during the nine months ended September 30, 2017.

NOTE 14—SEGMENTS

Effective October 1, 2016, the Company realigned its reporting segments to reflect the new model under which the business is managed and results are reviewed by the chief executive officer, who is the Company’s chief operating decision maker. This change in segments was made to provide increased clarity and understanding around the indicators of profitability and cash flow of the Company. The previous Basic Plastics & Feedstocks segment was split into three new segments: Basic Plastics, which includes polystyrene, copolymers, and polycarbonate; Feedstocks, which represents the Company’s styrene monomer business; and Americas Styrenics, which reflects the equity earnings from its 50%-owned styrenics joint venture. In addition, certain highly differentiated acrylonitrile-butadiene-styrene, or ABS, supplied into Performance Plastics markets, which was previously included in the results of Basic Plastics & Feedstocks, is now included in Performance Plastics. Finally, the Latex segment was renamed to Latex Binders. In conjunction with the segment realignment, the Company also changed its primary measure of segment operating performance from EBITDA to Adjusted EBITDA. Refer to the discussion below for further information about Adjusted EBITDA.

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

	Performance Materials			Basic Plastics & Feedstocks
	Latex	Synthetic	Performance	Basic		Americas	Corporate
Three Months Ended	Binders	Rubber	Plastics	Plastics	Feedstocks	Styrenics	Unallocated	Total
September 30, 2017
Sales to external customers	$266,260	$118,684	$206,999	$393,622	$111,017	$—	$—	$1,096,582
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	43,807	—	43,807
Adjusted EBITDA(1)	32,343	(5,579)	29,436	42,062	45,597	43,807
Investment in unconsolidated affiliates	—	—	—	—	—	161,883	—	161,883
Depreciation and amortization	6,046	8,960	4,102	4,274	3,603	—	2,191	29,176
September 30, 2016
Sales to external customers	$242,600	$112,690	$175,355	$323,729	$81,036	$—	$—	$935,410
Equity in earnings of unconsolidated affiliates	—	—	—	2,356	—	34,330	—	36,686
Adjusted EBITDA(1)	29,815	28,491	30,187	34,134	12,729	34,330
Investment in unconsolidated affiliates	—	—	—	38,197	—	148,802	—	186,999
Depreciation and amortization	5,742	9,138	1,372	4,057	2,446	—	1,016	23,771

	Performance Materials			Basic Plastics & Feedstocks
	Latex	Synthetic	Performance	Basic		Americas	Corporate
Nine Months Ended	Binders	Rubber	Plastics	Plastics	Feedstocks	Styrenics	Unallocated	Total
September 30, 2017
Sales to external customers	$846,721	$456,055	$581,724	$1,156,831	$304,940	$—	$—	$3,346,271
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	810	—	92,219	—	93,029
Adjusted EBITDA(1)	105,228	68,381	79,799	112,691	86,342	92,219
Investment in unconsolidated affiliates	—	—	—	—	—	161,883	—	161,883
Depreciation and amortization	17,469	26,027	8,947	12,094	9,172	—	6,511	80,220
September 30, 2016
Sales to external customers	$684,552	$326,278	$527,875	$1,029,683	$230,800	$—	$—	$2,799,188
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	5,375	—	104,939	—	110,314
Adjusted EBITDA(1)	70,042	81,787	103,745	115,050	66,087	104,939
Investment in unconsolidated affiliates	—	—	—	38,197	—	148,802	—	186,999
Depreciation and amortization	17,904	26,073	4,505	11,581	8,071	—	3,610	71,744

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

The reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income before income taxes	$41,515	$83,254	$267,068	$306,305
Interest expense, net	18,436	18,832	55,355	56,542
Depreciation and amortization	29,176	23,771	80,220	71,744
Corporate Unallocated(2)	21,864	26,397	70,888	72,766
Adjusted EBITDA Addbacks(3)	76,675	17,432	71,129	34,293
Segment Adjusted EBITDA	$187,666	$169,686	$544,660	$541,650

(2)Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(3)Adjusted EBITDA addbacks for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Loss on extinguishment of long-term debt (Note 5)	$65.3	$—	$65.3	$—
Net loss (gain) on disposition of businesses and assets (Notes 3 and 13)	0.2	0.3	(9.7)	13.2
Restructuring and other charges (Note 15)	1.5	16.8	4.8	18.6
Acquisition transaction and integration costs (Note 13)	3.8	—	4.9	—
Asset impairment charges or write-offs(a)	4.3	—	4.3	—
Other items(b)	1.6	0.3	1.6	2.5
Total Adjusted EBITDA Addbacks	$76.7	$17.4	$71.2	$34.3
(a)	Asset impairment charges for the three and nine months ended September 30, 2017 primarily relate to the impairment of certain long-lived assets in the Company’s Performance Plastics segment.
(b)

Other items for the three and nine months ended September 30, 2017 primarily relate to fees incurred in conjunction with the Company’s debt refinancing which was completed during the third quarter of 2017 (refer to Note 5 for further information). Other items for the three and nine months ended September 30, 2016 primarily relate to fees incurred in conjunction with the Company’s secondary offerings completed during these periods.

NOTE 15—RESTRUCTURING

Refer to the Annual Report for details regarding the Company’s previously announced restructuring activities included in the tables below. New restructuring activities are discussed in greater detail below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations.

The following table provides detail of the Company’s restructuring charges for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2017	2016	2017	2016	Charges	Segment
Terneuzen Compounding Restructuring(1)
Asset impairment/accelerated depreciation	$614	$—	$1,745	$—	$1,745
Employee termination benefits	170	—	326	—	326
Contract terminations	—	—	590	—	590
Decommissioning and other	192	—	192	—	818
Terneuzen Subtotal	$976	$—	$2,853	$—	$3,479	Performance Plastics
Livorno Plant Restructuring(2)
Asset impairment/accelerated depreciation	$—	$14,345	$—	$14,345	$14,345
Employee termination benefits	220	1,405	579	1,405	5,211
Contract terminations	—	269	—	269	269
Decommissioning and other	633	64	1,695	64	2,372
Livorno Subtotal	$853	$16,083	$2,274	$16,083	$22,197	Latex Binders
Other Restructurings	288	759	1,453	2,989		Various
Total Restructuring Charges	$2,117	$16,842	$6,580	$19,072

(1)

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. The new facility is expected to start up by the end of 2018, with substantive production at the existing facility expected to cease by December 2018, followed by decommissioning activities in 2019. The Company expects to incur incremental accelerated depreciation charges of approximately $1.9 million through the end of 2018, as well as estimated decommissioning and other charges of approximately $1.2 million throughout 2019, the majority of which are expected to be paid in late 2018 and throughout 2019.

(2)

In August 2016, the Company announced its plan to cease manufacturing activities at its latex binders manufacturing facility in Livorno, Italy. The Company expects to incur incremental employee termination benefit charges of $0.2 million throughout 2017, which are expected to be paid in early 2018. The Company also expects to incur additional decommissioning costs associated with this plant shutdown in 2017, the cost of which will be expensed as incurred.

The following table provides a rollforward of the liability balances associated with the Company’s restructuring activities as of September 30, 2017. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

	Balance at			Balance at
	December 31, 2016	Expenses	Deductions(1)	September 30, 2017
Employee termination benefits	$5,021	$2,492	$(5,674)	$1,839
Contract terminations	269	590	(122)	737
Decommissioning and other	—	2,474	(2,474)	—
Total	$5,290	$5,556	$(8,270)	$2,576

(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2017 and 2016	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2017	$(95,747)	$(61,332)	$(5,504)	$(162,583)
Other comprehensive income (loss)	(1,561)	—	(6,387)	(7,948)
Amounts reclassified from AOCI to net income (1)	—	840	2,672	3,512
Balance as of September 30, 2017	$(97,308)	$(60,492)	$(9,219)	$(167,019)

Balance as of June 30, 2016	$(106,702)	$(45,887)	$4,173	$(148,416)
Other comprehensive income (loss)	1,488	—	(2,035)	(547)
Amounts reclassified from AOCI to net income (1)	—	533	(245)	288
Balance as of September 30, 2016	$(105,214)	$(45,354)	$1,893	$(148,675)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2017 and 2016	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2016	$(118,922)	$(63,504)	$12,272	$(170,154)
Other comprehensive income (loss)	21,614	—	(20,703)	911
Amounts reclassified from AOCI to net income (1)	—	3,012	(788)	2,224
Balance as of September 30, 2017	$(97,308)	$(60,492)	$(9,219)	$(167,019)

Balance as of December 31, 2015	$(109,120)	$(46,166)	$5,569	$(149,717)
Other comprehensive income (loss)	3,906	(800)	(3,060)	46
Amounts reclassified from AOCI to net income (1)	—	1,612	(616)	996
Balance as of September 30, 2016	$(105,214)	$(45,354)	$1,893	$(148,675)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and nine months ended September 30, 2017 and 2016, respectively:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
	2017	2016	2017	2016	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$2,666	$(245)	$(794)	$(616)	Cost of sales
Interest rate swaps	6	—	6	—	Interest expense, net
Total before tax	2,672	(245)	(788)	(616)
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$2,672	$(245)	$(788)	$(616)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(477)	$(461)	$(1,379)	$(1,382)	(a)
Net actuarial loss	1,697	1,250	4,886	3,770	(a)
Net settlement and curtailment loss	—	—	648	—	(a)
Total before tax	1,220	789	4,155	2,388
Tax effect	(380)	(256)	(1,143)	(776)	Provision for income taxes
Total, net of tax	$840	$533	$3,012	$1,612

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 11).

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Earnings:
Net income	$33,215	$67,254	$210,668	$239,805
Shares:
Weighted-average ordinary shares outstanding	43,745	45,865	43,900	47,152
Dilutive effect of RSUs, option awards, and PSUs	1,037	1,096	1,146	889
Diluted weighted-average ordinary shares outstanding	44,782	46,961	45,046	48,041
Income per share:
Income per share—basic	$0.76	$1.47	$4.80	$5.09
Income per share—diluted	$0.74	$1.43	$4.68	$4.99

* Refer to Note 12 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share were 0.2 million for the both the three and nine months ended September 30, 2017, respectively, and zero for both the three and nine months ended September 30, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2017 Year-to-Date Highlights

In the third quarter of 2017, Trinseo recognized net income of $33.2 million and Adjusted EBITDA of $165.8 million. On a year-to-date basis, we recognized net income of $210.7 million and Adjusted EBITDA of $473.8 million. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

2017 Debt Refinancing

During the three and nine months ended September 30, 2017, the Company executed a refinancing of its debt, including:

•	Issuing $500.0 million aggregate principal amount of 5.375% 2025 Senior Notes;
•

Entering the new Senior Credit Facility, which consists of the $375.0 million 2022 Revolving Facility and the $700.0 million 2024 Term Loan B, bearing an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor; and

•

Using the net proceeds from the above along with available cash to redeem all outstanding indebtedness under its existing 2022 Senior Notes and to repay all outstanding borrowings under its existing 2020 Senior Credit Facility, together with a $53.0 million call premium on the 2022 Senior Notes, accrued and unpaid interest, and fees and other expenses related to the refinancing.

Additionally, on September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (CCS), swapping USD principal and interest payments on the newly issued 2025 Senior Notes for euro-denominated payments. Refer to Note 7 in the condensed consolidated financial statements for further details.

The Company expects the aggregate cash interest savings from the refinancing and CCS to be approximately $25.0 million annually at current LIBO rates.

As a result of the refinancing, the Company recorded a loss on extinguishment of long-term debt of $65.3 million during the three and nine months ended September 30, 2017. Refer to Note 5 in the condensed consolidated financial statements for further information.

Acquisition of API Plastics

On July 10, 2017, the Company completed the acquisition of API Applicazioni Plastiche Industriali S.p.A, or API Plastics,  for a gross purchase price of $90.5 million, inclusive of $8.4 million of cash acquired, yielding a net purchase price of $82.1 million which is subject to certain customary post-closing adjustments. API Plastics, based in Mussolente, Italy, is a  manufacturer of soft-touch polymers and bioplastics, such as thermoplastic elastomers, or TPEs. TPEs can be molded over rigid plastics such as ABS and PC/ABS, which presents opportunities for complementary technology product offerings within our Performance Plastics segment. Refer to Note 13 in the condensed consolidated financial statements for further information.

Sale of Sumika Styron Polycarbonate

On January 31, 2017, the Company completed the sale of its 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited for total sales proceeds of approximately $42.1 million. As a result, the Company recorded a gain on sale of $9.3 million during the nine months ended September 30, 2017. In addition, the parties have entered into a long-term agreement to continue sourcing polycarbonate resin from Sumika Styron Polycarbonate to the Company’s Performance Plastics segment.

Share Repurchases and Dividends

In June 2017, the Company’s board of directors authorized an increase to our quarterly dividend, from $0.30 per share to $0.36 per share, a 20% increase. In addition, the board of directors authorized the repurchase of up to two million of the Company’s ordinary shares.

During the nine months ended September 30, 2017, under existing authority from its board of directors, the Company purchased 1,038,259 ordinary shares from its shareholders through a combination of open market transactions for an aggregate purchase price of $65.2 million. Additionally, during the nine months ended September 30, 2017, the Company’s board of directors declared quarterly dividends for an aggregate value of $1.02 per ordinary share, or $45.8 million.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated.

References to portfolio adjustments below represent the impacts of the Company’s acquisition and divestiture activity, including the sale of our business in Brazil during 2016, the sale of our joint venture Sumika Styron Polycarbonate during 2017, and the acquisition of API Plastics during 2017. Refer to the condensed consolidated financial statements for further information.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2017	%	2016	%	2017	%	2016	%
Net sales	$1,096.6	100%	$935.4	100%	$3,346.3	100%	$2,799.2	100%
Cost of sales	949.5	87%	795.0	85%	2,876.1	86%	2,349.4	84%
Gross profit	147.1	13%	140.4	15%	470.2	14%	449.8	16%
Selling, general and administrative expenses	65.7	6%	73.9	8%	181.6	5%	180.6	7%
Equity in earnings of unconsolidated affiliates	43.8	4%	36.7	4%	93.0	3%	110.3	4%
Operating income	125.2	11%	103.2	11%	381.6	12%	379.5	14%
Interest expense, net	18.4	2%	18.8	2%	55.4	2%	56.5	2%
Loss on extinguishment of long-term debt	65.3	6%	—	—%	65.3	2%	—	—%
Other expense (income), net	—	—%	1.1	0%	(6.2)	(0)%	16.7	1%
Income before income taxes	41.5	4%	83.3	9%	267.1	8%	306.3	11%
Provision for income taxes	8.3	1%	16.0	2%	56.4	2%	66.5	2%
Net income	$33.2	3%	$67.3	7%	$210.7	6%	$239.8	8%

Three Months Ended - September 30, 2017 vs. September 30, 2016

Net Sales

Of the 17% increase, 13% was due to higher selling prices primarily from the pass through of higher raw material costs, including higher styrene and butadiene costs to customers across our segments. Additionally, 2% of the increase was due to slightly higher sales volume, as increases in Performance Plastics and Basic Plastics sales volume were mostly offset by decreases in Latex Binders and Synthetic Rubber sales volume. A favorable currency impact increased sales by 3% as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. Offsetting these increases in net sales was a net 1% decrease related to portfolio adjustments.

Cost of Sales

Of the 19% increase, 12% was attributable to higher prices for raw materials, primarily related to styrene monomer and butadiene, and an additional 2% of the increase was due to increased sales volume, primarily in Performance Plastics and Basic Plastics. An unfavorable currency impact increased cost of sales by 4% as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. Slightly higher fixed costs resulted in a 1% increase which was mostly offset by a decrease in cost of sales related to portfolio adjustments.

Gross Profit

This increase was primarily due to increased margins per unit sold, primarily within Feedstocks, due to unplanned industry production outages, including the impact of Hurricane Harvey, as well as within Basic Plastics and Latex Binders.

Selling, General and Administrative Expenses

The majority of the $8.2 million decrease is due to a reduction in restructuring charges of $14.7 million, noting $14.3 million in asset impairment charges recorded in the prior year as a result of our decision to cease manufacturing operations at our latex facility in Livorno, Italy. This reduction is partially offset by additional transaction and integration related costs of $2.4 million related to the API Plastics acquisition and $3.6 million of asset impairment charges on certain long-lived assets within the Performance Plastics segment during the third quarter of 2017. Refer to Notes 13 and 15 in the condensed consolidated financial statements for further information.

Equity in Earnings of Unconsolidated Affiliates

Equity earnings increased in 2017, as equity earnings from Americas Styrenics increased from $34.3 million in 2016 to $43.8 million in 2017, primarily due to higher styrene margin which was partially offset by lower polystyrene margin. Additionally, equity earnings from Sumika Styron Polycarbonate decreased from $2.4 million in 2016 to zero in 2017, as the Company completed the sale of its 50% share in the entity to Sumitomo Chemical Company Limited in January 2017, and therefore did not have an ownership interest in the joint venture during the three months ended September 30, 2017. Refer to Note 3 in the condensed consolidated financial statements for further information.

Interest Expense, Net

Interest expense was relatively flat, noting that the Company’s debt refinancing during the third quarter of 2017 did not occur until later in the period, and therefore did not have a significant impact on interest expense for the three months ended September 30, 2017. Refer to Note 5 in the condensed consolidated financial statements for further information.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $65.3 million for the three months ended September 30, 2017, which related to the Company’s debt refinancing during the third quarter of 2017. This amount was comprised of a $53.0 million call premium paid to retire the Company’s 2022 Senior Notes and a $11.5 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.8 million of unamortized deferred financing fees and unamortized original issue discount related to the termination of the Company’s 2021 Term Loan B.

Other Expense (Income), net

Other income, net for the three months ended September 30, 2017 was less than $0.1 million, which consisted primarily of net foreign exchange transaction gains of approximately $1.7 million offset by other expenses of $1.7 million. Included in the net foreign exchange transaction gains of $1.7 million were foreign exchange transactions gains of $8.2 million, primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by losses of $6.5 million from our foreign exchange forward contracts. Other expenses of $1.7 million primarily includes $1.2 million of fees incurred in conjunction with the Company’s debt refinancing during the third quarter of 2017.

Other expense, net for the three months ended September 30, 2016 was $1.1 million, which consisted primarily of net foreign exchange transaction losses of approximately $0.4 million, additional impairment charges of $0.3 million for the estimated loss on sale of the Company’s latex and automotive businesses in Brazil, and other expenses. Refer to Note 13 in the condensed consolidated financial statements for further information. Included in the net foreign exchange losses of $0.4 million were foreign exchange transaction losses of $1.5 million, primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by gains of $1.1 million from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2017 totaled $8.3 million resulting in an effective tax rate of 20.0%. Provision for income taxes for the three months ended September 30, 2016 totaled $16.0 million resulting in an effective tax rate of 19.2%.

The decrease in provision for income taxes was primarily driven by the $41.8 million decrease in income before income taxes,  due predominantly to costs incurred related to the Company’s debt refinancing that occurred during the third quarter of 2017. Refer to Note 5 in the condensed consolidated financial statements for further information.

Nine Months Ended - September 30, 2017 vs. September 30, 2016

Net Sales

Of the 20% increase, 20% was due to higher selling prices primarily from the pass through of higher raw material costs, including higher styrene and butadiene costs to customers across our segments. Additionally, 1% of the increase was due to slightly higher sales volume, as increases in Performance Plastics and Synthetic Rubber sales volume were partially offset by decreases in Latex Binders and Basic Plastics sales volume. Offsetting these increases in net sales was a net 1% decrease related to portfolio adjustments.

Cost of Sales

Of the 22% increase, 23% was attributable to higher prices for raw materials, primarily related to styrene monomer and butadiene, and an additional 1% of the increase was due to increased sales volume, primarily in Performance Plastics and Synthetic Rubber. Portfolio adjustments resulted in a 1% decrease in cost of sales, which was mostly offset by a slight increase in fixed costs.

Gross Profit

The increase was primarily attributable to higher year-to-date margins per unit sold, especially within the Latex Binders and Feedstocks segments, due to more favorable market conditions. Higher sales volume in Synthetic Rubber and Performance Plastics was partially offset by lower sales volume in Basic Plastics and Latex Binders, as well as margin compression in Performance Plastics due to higher raw material costs.

Selling, General and Administrative Expenses

The $1.0 million year-over-year increase is comprised of several offsetting factors. Restructuring expenses decreased by $12.5 million, noting $16.1 million in asset impairment and other charges recorded in the prior year as a result of our decision to cease manufacturing operations at our latex facility in Livorno, Italy, partially offset by $2.9 million in charges in the current year related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands. Offsetting the decrease in restructuring expenses were increased costs incurred supporting growth initiatives of approximately $4.0 million, transaction and integration related costs of $3.5 million related to the API Plastics acquisition, and $3.6 million of asset impairment charges on certain long-lived assets within the Performance Plastics segment. Refer to Notes 13 and 15 in the condensed consolidated financial statements for further information.

Equity in Earnings of Unconsolidated Affiliates

Equity earnings decreased in 2017, as equity earnings from Americas Styrenics decreased from $104.9 million in 2016 to $92.2 million in 2017, primarily due to the planned and extended first quarter styrene outage at its St. James, LA facility, including lower margins on second quarter sales of styrene purchased during the outage. Additionally, equity earnings from Sumika Styron Polycarbonate decreased from $5.4 million in 2016 to $0.8 million in 2017, as the Company completed the sale of its 50% share in the entity to Sumitomo Chemical Company Limited in January 2017, and therefore did not have an ownership interest in the joint venture for the majority of the nine months ended September 30, 2017. Refer to Note 3 in the condensed consolidated financial statements for further information.

Interest Expense, Net

This slight decrease was primarily attributable to lower deferred financing fee amortization recorded into interest expense from our Accounts Receivable Securitization Facility. As the Company’s debt refinancing during the third quarter of 2017 did not occur until later in the period, there was no significant impact on interest expense for the nine months ended September 30, 2017. Refer to Note 5 in the condensed consolidated financial statements for further information.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $65.3 million for the nine months ended September 30, 2017, which related to the Company’s debt refinancing during the third quarter of 2017. This amount was comprised of a $53.0 million call premium paid to retire the Company’s 2022 Senior Notes and a $11.5 million write-off of unamortized deferred financing fees related to these notes, as well as the write-off of $0.8 million of unamortized deferred financing fees and unamortized original issue discount related to the termination of the Company’s 2021 Term Loan B.

Other Expense (Income), net

Other income, net for the nine months ended September 30, 2017 was $6.2 million, which primarily includes a $9.3 million gain related to the sale of the Company’s 50% share in Sumika Styron Polycarbonate in January 2017 (refer to Note 3 in the condensed consolidated financial statements for further information). Additionally, net foreign exchange transaction losses for the period were $0.9 million, which included $16.1 million of foreign exchange transaction gains primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $17.0 million of losses from our foreign exchange forward contracts. Additionally, other expenses included $1.2 million of fees incurred in conjunction with the Company’s debt refinancing during the third quarter of 2017.

Other expense, net for the nine months ended September 30, 2016 was $16.7 million, which includes an impairment charge for the estimated loss on sale of our latex and automotive businesses in Brazil of approximately $13.2 million. Refer to Note 13 in the condensed consolidated financial statements for further information. Adding to these losses were net foreign exchange transaction losses of $2.0 million. Included in these net losses of $2.0 million were foreign exchange transactions losses of $4.1 million, primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by gains of $2.1 million from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2017 totaled $56.4 million resulting in an effective tax rate of 21.1%. Provision for income taxes for the nine months ended September 30, 2016 totaled $66.5 million resulting in an effective tax rate of 21.7%.

The decrease in provision for income taxes was primarily driven by the $39.2 million decrease in income before income taxes, due predominantly to costs incurred related to the Company’s debt refinancing that occurred during the third quarter of 2017. Refer to Note 5 in the condensed consolidated financial statements for further information.

Outlook

Overall, we expect continued strong fundamental business performance through the remainder of 2017. European styrene monomer margin over raw materials is forecast to decline in the fourth quarter from third quarter levels by approximately $110 per ton, on average, as offline capacity begins to come back online. Additionally, in the fourth quarter, the Company will open a new SSBR pilot plant in Germany. This incremental capacity will allow for more efficient use of our production facilities and help speed up innovation in the performance tires market and will also deliver sufficient quantities of new SSBR formulations required for real-life tire testing.

Profitability should be higher in 2018 due mainly to Performance Materials growth initiatives and continued, strong supply and demand dynamics in Basic Plastics & Feedstocks.

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

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2017 and 2016, which have been recast to reflect the above changes. Inter-segment sales have been eliminated. Refer to Note 14 in the condensed consolidated financial statements for further information on these changes, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

References to portfolio adjustments below represent the impacts of the Company’s acquisition and divestiture activity, including the sale of our business in Brazil during 2016, the sale of our joint venture Sumika Styron Polycarbonate during 2017, and the acquisition of API Plastics during 2017. Refer to the condensed consolidated financial statements for further information.

Latex Binders Segment

Our Latex Binders segment produces SB latex and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications, such as adhesive, building and construction and the technical textile paper market.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$266.3	$242.6	10%	$846.7	$684.6	24%
Adjusted EBITDA	$32.3	$29.8	8%	$105.2	$70.0	50%
Adjusted EBITDA margin	12%	12%		12%	10%

Three Months Ended - September 30, 2017 vs. September 30, 2016

Net sales increased 10% from the prior year, due mostly to higher selling prices, which resulted in a 15% increase. These higher selling prices were primarily due to the pass through of higher butadiene and styrene costs to our customers. Offsetting this increase was a 4% decrease due to lower sales volume to the North America paper and carpet markets, as well as an additional 4% decrease due to portfolio adjustments. A favorable currency impact increased net sales by 2% as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

The increase in Adjusted EBITDA of 8% was due to margin improvements of $9.8 million, a 33% increase, primarily due to better market conditions in Asia, partially offset by lower sales volume, which resulted in a 12% decrease. Increased fixed costs resulted in a 9% decrease in Adjusted EBITDA, while portfolio adjustments resulted in an additional 4% decrease in Adjusted EBITDA.

Nine Months Ended - September 30, 2017 vs. September 30, 2016

Of the 24% increase in net sales, 29% was due to higher selling prices, primarily due to the pass through of higher butadiene and styrene costs to our customers. Offsetting this increase was a 4% decrease due to portfolio adjustments and a 1% decrease in sales volume.

Adjusted EBITDA increased by $35.2 million, or 50%, year-over-year primarily due to margin improvements of $44.3 million, or 63%, particularly in Asia, resulting from favorable market conditions. Partially offsetting these margin improvements was a 7% decrease due to lower sales volume, primarily within the North America and European paper and carpet markets, and a 3% decrease due to increased fixed costs. Portfolio adjustments resulted in a 4% decrease to Adjusted EBITDA.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$118.7	$112.7	5%	$456.1	$326.3	40%
Adjusted EBITDA	$(5.6)	$28.5	(120)%	$68.4	$81.8	(16)%
Adjusted EBITDA margin	(5)%	25%		15%	25%

Three Months Ended - September 30, 2017 vs. September 30, 2016

Net sales increased 5% from the prior year, with higher selling prices contributing to 9% of the increase, primarily resulting from the pass through of higher butadiene and styrene costs to customers. A favorable currency impact increased net sales by 5% as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. Offsetting these increases was an 8% decrease due to lower sales volume, primarily from customer destocking in SSBR.

The majority of the overall $34.1 million decrease in Adjusted EBITDA was due to unfavorable raw material timing, due to rapidly declining butadiene prices, which led to a $23.9 million decrease related to margin as higher cost raw materials purchased in previous periods were reflected in our cost of goods sold during the third quarter. Additionally, lower sales volume, primarily from customer destocking in SSBR, contributed to a $7.2 million decrease.

Nine Months Ended - September 30, 2017 vs. September 30, 2016

Net sales increased 40% from the prior year, with higher selling prices contributing to 34% of the increase, primarily resulting from the pass through of higher butadiene and styrene costs to customers. Additionally, 6% of the increase was due to higher sales volume which was a result of higher customer demand for SSBR and ESBR, as well as higher sales of Ni-PBR, noting decreased production in the prior year to allow for Nd-PBR trials.

The majority of the overall $13.4 million decrease in Adjusted EBITDA was primarily due to unfavorable raw material timing resulting from declining butadiene prices during the period, net of favorable price lag, which resulted in a 14% decrease due to lower margins. Higher fixed costs, primarily from growth initiatives, resulted in a 9% decrease in Adjusted EBITDA. These decreases were partially offset by higher sales volume primarily related to higher demand for SSBR, ESBR, and Ni-PBR, which resulted in a 6% increase in Adjusted EBITDA.

Performance Plastics Segment

Our Performance Plastics segment consists of compounds and blends and some specialized ABS grades. We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, electrical and lighting, collectively referred to as consumer essential markets. In July 2017, the Company completed the acquisition of API Plastics, the results of which are reported within the Performance Plastics segment. Refer to Note 13 in the condensed consolidated financial statements for further information.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$207.0	$175.4	18%	$581.7	$527.9	10%
Adjusted EBITDA	$29.4	$30.2	(3)%	$79.8	$103.7	(23)%
Adjusted EBITDA margin	14%	17%		14%	20%

Three Months Ended - September 30, 2017 vs. September 30, 2016

Of the 18% increase in net sales, 7% was due to higher selling prices due to the pass through of higher raw material costs to our customers, as well as a 7% increase due to increased sales volume as a result of higher volumes sold to the automotive market in North America and the consumer electronics market in Asia. A favorable currency impact increased net sales by 3% as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis with an additional 1% increase due to portfolio adjustments.

The slight decrease in Adjusted EBITDA was due to several offsetting factors. A 14% increase in Adjusted EBITDA was due to increased sales volume to the automotive market in North America and the consumer electronics market in Asia, with an additional 2% net increase due to portfolio adjustments. Offsetting these increases was a 12% decrease due to margin compression from increased costs of raw materials, such as polycarbonate, not all of which were able to be passed through to our customers. Additionally, an inventory build during 2016 resulted in increased fixed cost absorption in the prior year, contributing to an overall 8% decrease in Adjusted EBITDA in the current year related to fixed costs.

Nine Months Ended - September 30, 2017 vs. September 30, 2016

Of the 10% increase in net sales, 5% was due to higher selling prices due to the pass through of higher raw material costs to our customers, as well as an 8% increase due to increased sales volume, primarily related to higher sales to the automotive markets in Europe and North America and the consumer electronics market in Asia. Portfolio adjustments resulted in a 2% decrease in net sales.

The overall decrease in Adjusted EBITDA of $23.9 million was the result of several factors. Unfavorable raw material timing led to lower margins for the period. In addition, the Company experienced margin compression from increased costs of raw materials, not all of which were able to be passed through to our customers. These two factors contributed to a combined 33% decrease in Adjusted EBITDA compared to the prior year. Additionally, increased fixed costs contributed to a 6% decrease in Adjusted EBITDA. Partially offsetting these decreases was a 13% increase due to increased sales volume growth to the automotive markets in Europe and North America and a 3% increase due to portfolio adjustments.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$393.6	$323.7	22%	$1,156.9	$1,029.6	12%
Adjusted EBITDA	$42.1	$34.2	23%	$112.7	$115.1	(2)%
Adjusted EBITDA margin	11%	11%		10%	11%

Three Months Ended - September 30, 2017 vs. September 30, 2016

Of the 22% increase in net sales, 10% was due to higher selling prices due to the pass through of higher styrene costs to customers and 7% was due to higher polystyrene and copolymer sales volume. Additionally, a favorable currency impact increased net sales by 4% as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

Adjusted EBITDA increased 23%, or $7.9 million, of which 21% was due to higher margins, particularly in polycarbonate due to very tight market conditions. An additional 13% increase was due to higher sales volume, particularly in copolymers. Partially offsetting these increases was a 6% decrease due to increased fixed costs, which includes start-up costs incurred related to our new ABS capacity in Asia, and a 7% decrease due to portfolio adjustments, which included the impact of the sale of Sumika Styron Polycarbonate during the first quarter of 2017.

Nine Months Ended - September 30, 2017 vs. September 30, 2016

Of the 12% increase in net sales, 16% was due to higher selling prices due to the pass through of increased raw material costs to customers, primarily styrene. This increase was partially offset by a 3% decrease due to lower sales volume, primarily related to lower polystyrene sales in Asia, as we have increased our focus on higher margin business.

The slight decrease in Adjusted EBITDA was partly due to several offsetting factors. Firstly, an 11% increase in Adjusted EBITDA was due to higher year-to-date margins, primarily within ABS and polycarbonate. However, this increase was offset by lower sales volume, which resulted in a decrease of 4%, primarily related to Europe and Asia polystyrene sales, with competitor supply outages in Europe in the prior year and with an increased focus on higher margins in Asia. Higher fixed costs, including start-up costs incurred related to our new ABS capacity in Asia, contributed to an additional decrease of 4%. Portfolio adjustments resulted in a 4% decrease in Adjusted EBITDA, due to the sale of Sumika Styron Polycarbonate during the first quarter of 2017.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, SSBR, etc.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Net sales	$111.0	$81.0	37%	$304.9	$230.8	32%
Adjusted EBITDA	$45.6	$12.7	259%	$86.3	$66.1	31%
Adjusted EBITDA margin	41%	16%		28%	29%

Three Months Ended - September 30, 2017 vs. September 30, 2016

The 37% increase in net sales was almost entirely due to the pass through of higher styrene prices, which contributed to 33% of the increase. A favorable currency impact increased net sales by 4% as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

The increase in Adjusted EBITDA was primarily due to higher styrene margin due to unplanned industry production outages, including the impact of Hurricane Harvey, which resulted in a $33.1 million increase in Adjusted EBITDA, slightly offset by a $1.4 million decrease due to higher maintenance-related fixed costs.

Nine Months Ended - September 30, 2017 vs. September 30, 2016

The 32% increase in net sales was almost entirely due to the pass through of higher styrene prices, which contributed to 30% of the increase. Higher styrene-related sales volume also resulted in a 3% increase in net sales.

The increase in Adjusted EBITDA was primarily due to higher margins as a result of favorable market conditions, which resulted in a 38% increase in Adjusted EBITDA, slightly offset by a 7% decrease due to higher maintenance-related fixed costs.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2017	2016	% Change	2017	2016	% Change
Adjusted EBITDA*	$43.8	$34.3	28%	$92.2	$104.9	(12)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

Three Months Ended - September 30, 2017 vs. September 30, 2016

The increase in Adjusted EBITDA was primarily due to higher styrene sales volume, including impacts from a stronger export market, as well as higher styrene margin as a result of unplanned industry supply outages, including the impact of Hurricane Harvey, which was offset by lower polystyrene margin.

Nine Months Ended – September 30, 2017 vs. September 30, 2016

The decrease in Adjusted EBITDA was primarily due to the planned first quarter styrene outage at the Americas Styrenics St. James, LA facility, which was extended in order to complete repairs on critical equipment. The facility came back online at full production in early April 2017. As a result of this extended outage, the Company incurred an unfavorable impact of approximately $23 million to Adjusted EBITDA.

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net income	$33.2	$67.3	$210.7	$239.8
Interest expense, net	18.4	18.8	55.4	56.5
Provision for income taxes	8.3	16.0	56.4	66.5
Depreciation and amortization	29.2	23.8	80.1	71.8
EBITDA(a)	$89.1	$125.9	$402.6	$434.6
Loss on extinguishment of long-term debt	65.3	—	65.3	—
Net loss (gain) on disposition of businesses and assets(b)	0.2	0.3	(9.7)	13.2
Restructuring and other charges(c)	1.5	16.8	4.8	18.6
Acquisition transaction and integration costs(d)	3.8	—	4.9	—
Asset impairment charges or write-offs(e)	4.3	—	4.3	—
Other items(f)	1.6	0.3	1.6	2.5
Adjusted EBITDA	$165.8	$143.3	$473.8	$468.9

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

(b)

Net gain on disposition of businesses and assets during the nine months ended September 30, 2017 relates primarily to the sale of our 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited, for which the Company recorded a gain on sale of $9.3 million during the period. Refer to Note 3 in the condensed consolidated financial statements for further information. During the nine months ended September 30, 2016, the Company recorded an impairment charge for the estimated loss on sale of our primary operating entity in Brazil, which includes both latex and automotive businesses, of approximately $13.2 million. Refer to Note 13 in the condensed consolidated financial statements for further information.

(c)

Restructuring and other charges for the three and nine months ended September 30, 2017 primarily relate to employee termination benefit and decommissioning charges incurred in connection with the decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy, as well as employee termination benefit charges and contract termination charges related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands. Refer to Note 15 in the condensed consolidated financial statements for further information. Restructuring and other charges for the three and nine months ended September 30, 2016 relate primarily to $16.1 million in charges incurred in connection with the Livorno, Italy action noted above, consisting of an impairment charge for unrecoverable net book value of property, plant, and equipment and other assets, as well as employee and contract termination charges. The remaining restructuring charges for the three and nine months ended September 30, 2016 relate to employee termination benefit and decommissioning charges incurred in connection with the Allyn’s Point shutdown within our latex binders business, as well as employee termination benefit charges related to the elimination of certain corporate functions as a result of the sale of our latex and automotive businesses in Brazil.

Note that the accelerated depreciation charges incurred as part of both the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands as well as the Allyn’s Point shutdown are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption.

(d)

Acquisition transaction and integration costs for the three and nine months ended September 30, 2017 relate to advisory and professional fees and a non-cash fair value inventory adjustment incurred in conjunction with the Company’s acquisition of API Plastics, which closed in July 2017. Refer to Note 13 in the condensed consolidated financial statements for further information.

(e)	Asset impairment charges for the three and nine months ended September 30, 2017 relate to the impairment of certain long-lived assets within the Company’s Performance Plastics segment.
(f)

Other items for the three and nine months ended September 30, 2017 primarily relate to fees incurred in conjunction with the Company’s debt refinancing which was completed during the third quarter of 2017. Other items for the three and nine months ended September 30, 2016 primarily relate to fees incurred in conjunction with the Company’s secondary offerings completed during these periods.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2017 and 2016, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$194.8	$324.7
Investing activities	(141.5)	(77.7)
Financing activities	(210.2)	(211.7)
Effect of exchange rates on cash	10.5	(0.3)
Net change in cash and cash equivalents	$(146.4)	$35.0

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2017 totaled $194.8 million, inclusive of $80.0 million in dividends from Americas Styrenics, as well as dividends from Sumika Styron Polycarbonate, $8.9 million of which were classified as operating activities, with the remaining $0.9 million classified as investing activities. Refer to Note 3 in the condensed consolidated financial statements for further information. Net cash used in operating assets and liabilities for the nine months ended September 30, 2017 totaled $160.3 million, due primarily to increases in accounts receivable of $92.8 million and inventories of $57.3 million, respectively. The increases in accounts receivable and inventories were primarily due to increased raw material prices.

Net cash provided by operating activities during the nine months ended September 30, 2016 totaled $324.7 million, due primarily to earnings for the period. Also impacting cash flows from operating activities for the period was $100.0 million in dividends from Americas Styrenics. Net cash used in operating assets and liabilities for the nine months ended September 30, 2016 totaled $38.0 million, due primarily to increases in accounts receivable of $30.2 million and inventories of $27.6 million, respectively,  offset by an increase in accounts payable and other current liabilities of $23.1 million. The increase in accounts receivable was primarily due to higher net sales during the third quarter of 2016, compared to the fourth quarter of 2015, due primarily to increasing raw material prices as well as volume increases.  The increase in inventory was primarily due to increasing raw material prices,  and the increase in accounts payable and other current liabilities is primarily due to timing of payments, as well as increases in prices for raw materials purchases.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 totaled $141.5 million, resulting from capital expenditures of $108.9 million and cash paid to acquire API Plastics of $79.7 million during the period, net of cash acquired (refer to Note 13 in the condensed consolidated financial statements for further information). Offsetting these uses of cash were primarily proceeds received of $42.1 million from the sale of the Company’s 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited.

Net cash used in investing activities for the nine months ended September 30, 2016 totaled $77.7 million, primarily from capital expenditures of $82.7 million during the period, a significant portion of which related to our project to upgrade our legacy ERP environment to the latest version of SAP.  Partially offsetting these capital expenditures were dividends received from Sumika Styron Polycarbonate during the period, $4.8 million of which were classified as investing activities on the condensed consolidated statement of cash flows, with the remaining $1.4 million classified as operating activities.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2017 totaled $210.2 million. The most significant activity during the period related to the third quarter debt refinancing, which included net proceeds of $1,200.0 million from the issuance of our 2024 Term Loan B and our 2025 Senior Notes, offset by the retirement of our existing 2021 Term Loan B and 2022 Senior Notes totaling $1,238.5 million and deferred financing fees paid in conjunction with the refinancing of $19.2 million. As a result of the redemption of the 2022 Senior Notes, the Company paid a call premium of $53.0 million during the period. Additionally, the Company paid $65.2 million related to the repurchase of ordinary shares and also paid $42.2 million of dividends. Partially offsetting these uses of cash was $8.3 million of proceeds received from the exercise of option awards.

Net cash used in financing activities during the nine months ended September 30, 2016 totaled $211.7 million. This activity was primarily due to  $194.1 million of payments related to the repurchase of ordinary shares during the period and $13.9 million of dividends paid, as well as $3.8 million of principal payments related to our 2021 Term Loan B.

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

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Cash provided by operating activities	$194.8	$324.7
Capital expenditures	(108.9)	(82.7)
Free Cash Flow	$85.9	$242.0

Refer to the discussion above for significant impacts to cash provided by operating activities for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, we had $1,201.5 million and $1,187.4 million, respectively, in outstanding indebtedness and $949.8 million and $890.7 million, respectively, in working capital. In addition, as of September 30, 2017 and December 31, 2016, we had $106.9 million and $88.8 million of foreign cash and cash equivalents on our balance sheet, respectively, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As noted in Note 5 of the condensed consolidated financial statements, the Company completed a debt refinancing during the third quarter of 2017, the results of which are reflected in the table below. For definitions of capitalized terms not included herein, refer to the Annual Report.

The following table outlines our outstanding indebtedness as of September 30, 2017 and December 31, 2016 and the associated interest expense, including amortization of deferred financing fees. Effective interest rates for the borrowings included in the table below are for the nine months ended September 30, 2017 and the year ended December 31, 2016. Note that the effective interest rates below exclude the impact of deferred financing fee amortization.

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2017			December 31, 2016
		Effective			Effective
		Interest	Interest		Interest	Interest
(dollars in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$700.0	3.7%	$2.0	$—	—	$—
2022 Revolving Facility	—	—	0.2	—	—	—
2020 Senior Credit Facility
2021 Term Loan B	—	4.3%	15.9	491.5	4.3%	23.3
2020 Revolving Facility	—	—	2.3	—	—	3.3
2025 Senior Notes	500.0	5.4%	2.6	—	—	—
2022 Senior Notes
USD Notes	—	6.8%	14.4	300.0	6.8%	21.1
Euro Notes	—	6.4%	18.8	394.3	6.4%	27.4
Accounts Receivable Securitization Facility	—	—	2.2	—	—	3.3
Other indebtedness	1.5	4.8%	0.1	1.6	4.8%	0.1
Total	$1,201.5		$58.5	$1,187.4		$78.5

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022, and has a borrowing capacity of $375.0 million. As of September 30, 2017, the Company had no outstanding borrowings, and had $357.2 million (net of $17.8 million outstanding letters of credit) of funds available for borrowing under the 2022 Revolving Facility.  Further, as of September 30, 2017, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

We also continue to maintain our Accounts Receivable Securitization Facility set to mature in May 2019, under which our borrowing capacity is $200.0 million. As of September 30, 2017, there were no amounts outstanding under the Accounts Receivable Securitization Facility, with approximately $148.8 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.

Our other borrowing arrangements include our $700.0 million 2024 Term Loan B (maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal, and our 2025 Senior Notes (maturing in September 2025), which totaled $500.0 million as of September 30, 2017.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of September 30, 2017, the Company was in compliance with all of these debt covenant requirements. Refer to Note 5 of the condensed consolidated financial statements for further information on the details of these covenant requirements.

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

Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (the “Issuers” of our 2025 Senior Notes and “Borrowers” under our Senior Credit Facility) are dependent upon the cash generation and receipt of distributions and dividends or other payments from our subsidiaries and joint venture in order to satisfy their debt obligations. There are no known significant restrictions by third parties on the ability of subsidiaries of the Company to disburse or dividend funds to the Issuers and the Borrowers in order to satisfy these obligations. However, as the Company’s subsidiaries are located in a variety of jurisdictions, the Company can give no assurances that its subsidiaries will not face transfer restrictions in the future due to regulatory or other reasons beyond our control.

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the nine months ended September 30, 2017, the Company declared total dividends of $1.02 per ordinary share (totaling $45.8 million), of which $16.8 million remains accrued as of September 30, 2017, the majority of which will be paid in October 2017. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2017. We believe that funds provided by operations, our existing cash and cash equivalent balances, borrowings available under our 2022 Revolving Facility and borrowings available under our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. Nevertheless, our ability to generate future cash and to pay our indebtedness and fund other liquidation needs is subject to certain risks described under “Part I, Item 1A-“Risk Factors” of our Annual Report.

Contractual Obligations and Commercial Commitments

Other than the impact of the Company’s debt refinancing during the third quarter of 2017, which included the issuance of our 2025 Senior Notes and 2024 Term Loan B, accompanied by the retirement of our 2022 Senior Notes and the 2021 Term Loan B (discussed in Note 5 to the condensed consolidated financial statements), there have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report.

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

We describe our significant accounting policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report, while we discuss our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report. There have been no material revisions to the critical accounting policies as filed in our Annual Report,  other than the impacts to our accounting policies from our acquisition of API Plastics during the third quarter of 2017, discussed within Note 6 to the condensed consolidated financial statements, and the following addition to our critical accounting estimates as a result of this transaction.

Business Combinations

Acquisitions that qualify as a business combination are accounted for using the purchase accounting method. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair value as of the date of acquisition. Goodwill is recorded as the difference in the fair value of the acquired assets and liabilities assumed (net assets acquired) and the purchase price. Goodwill is not amortized, but is reviewed for impairment annually as of October 1st, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. Refer to the critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report for further information regarding the Company’s goodwill impairment testing methodology and significant judgments and assumptions applied.

Under the purchase accounting method, the Company completes valuation procedures for an acquisition, often with the assistance of third-party valuation specialists, to determine the fair value of the assets acquired and liabilities assumed. These valuation procedures require management to make assumptions and apply significant judgment to estimate the fair value of the assets acquired and liabilities assumed. If the estimates or assumptions used should significantly change, the resulting differences could materially affect the fair value of net assets.

Specifically, the calculation of the fair value of tangible assets, including property, plant and equipment, utilizes the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The calculation of the fair value of identified intangible assets is determined using cash flow models following the income approach. Significant inputs include estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates, and terminal values, all of which require significant management judgment. Definite-lived intangible assets, which are primarily comprised of developed technology, customer relationships, manufacturing capacity rights, and software, are amortized over their estimated useful lives using the straight-line method and are assessed for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Recoverability of assets that will continue to be used in ongoing operations is measured by comparing the carrying value of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying value of the asset exceeds its undiscounted future cash flows and the carrying value is not considered recoverable, impairment may exist. An impairment loss, if any, is measured as the excess of the asset’s carrying value over its fair value, generally based on a discounted future cash flow method, independent appraisals, etc.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 2 to our condensed consolidated financial statements, included elsewhere within this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report, we are exposed to changes in interest rates and foreign currency exchange rates as well as changes in the prices of certain commodities that we use in production. There have been no material changes in our exposure to market risks from the information provided within our Annual Report and our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

As discussed in Note 13 to the condensed consolidated financial statements, in July 2017, the Company completed the acquisition of API Plastics. As permitted by the SEC, management has elected to exclude this acquisition from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2017. The Company began to integrate API Plastics into its internal control over financial reporting structure subsequent to the acquisition date and expects to complete this integration by June 2018.

Aside from the API Plastics changes discussed above, there have been no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended September 30, 2017 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2017	—	$—	—	2,000,000	(1)
August 1 - August 31, 2017	143,655	$61.32	143,655	1,856,345	(1)
September 1 - September 30, 2017	—	$—	—	1,856,345	(1)
Total	143,655	$61.32	143,655

(1)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 3, 2017)

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 5, 2017)

10.1

Credit Agreement among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of September 6, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 7, 2017)

10.2	Form of Cross-Currency Rate Swap Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 7, 2017)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 3, 2017

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Barry J. Niziolek
Name:	Barry J. Niziolek
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)