Form 10-Q
period 2018-03-31
Trinseo S.A.
filed 2018-05-03
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of May 1, 2018, there were 43,177,966 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2018

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

Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”). In June 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LP (“Bain Capital”) acquired an ownership interest in our business through an indirect ownership interest in us. During 2016, Bain Capital Everest Manager Holding SCA (“the former Parent”), an affiliate of Bain Capital, divested its entire ownership interest in the Company in a series of secondary offerings to the market.

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018. The Company may distribute cash to shareholders under Luxembourg law via repayments of equity or an allocation of statutory profits. Since the Company began paying dividends, all distributions have been considered repayments of equity under Luxembourg law.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report filed with the SEC on March 1, 2018 under Part I, Item IA— “Risk Factors” and elsewhere within this Quarterly Report.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$398.9	$432.8
Accounts receivable, net of allowance for doubtful accounts (March 31, 2018: $5.1; December 31, 2017: $5.6)	728.7	685.5
Inventories	588.3	510.4
Other current assets	18.7	17.5
Total current assets	1,734.6	1,646.2
Investments in unconsolidated affiliates	168.1	152.5
Property, plant and equipment, net of accumulated depreciation (March 31, 2018: $556.5; December 31, 2017: $523.7)	635.2	627.0
Other assets
Goodwill	74.2	72.5
Other intangible assets, net	206.9	207.5
Deferred income tax assets	34.7	35.5
Deferred charges and other assets	32.7	30.8
Total other assets	348.5	346.3
Total assets	$2,886.4	$2,772.0
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$7.0	$7.0
Accounts payable	454.2	436.8
Income taxes payable	36.9	35.9
Accrued expenses and other current liabilities	135.3	146.9
Total current liabilities	633.4	626.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,164.0	1,165.0
Deferred income tax liabilities	51.4	49.2
Other noncurrent obligations	281.9	256.4
Total noncurrent liabilities	1,497.3	1,470.6
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (March 31, 2018: 48.8 shares issued and 43.4 shares outstanding; December 31, 2017: 48.8 shares issued and 43.4 shares outstanding)	0.5	0.5
Additional paid-in-capital	566.6	578.8
Treasury shares, at cost (March 31, 2018: 5.4 shares; December 31, 2017: 5.4 shares)	(299.5)	(286.8)
Retained earnings	632.4	527.9
Accumulated other comprehensive loss	(144.3)	(145.6)
Total shareholders’ equity	755.7	674.8
Total liabilities and shareholders’ equity	$2,886.4	$2,772.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$1,121.6	$1,104.5
Cost of sales	946.4	905.5
Gross profit	175.2	199.0
Selling, general and administrative expenses	64.4	59.6
Equity in earnings of unconsolidated affiliates	45.5	19.3
Operating income	156.3	158.7
Interest expense, net	14.9	18.2
Other income, net	(3.8)	(6.1)
Income before income taxes	145.2	146.6
Provision for income taxes	24.9	29.3
Net income	$120.3	$117.3
Weighted average shares- basic	43.4	44.1
Net income per share- basic	$2.77	$2.66
Weighted average shares- diluted	44.4	45.3
Net income per share- diluted	$2.71	$2.59

Dividends per share	$0.36	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$120.3	$117.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(2.1)	4.2
Net gain (loss) on cash flow hedges	2.8	(4.8)
Pension and other postretirement benefit plans:
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	1.4
Total other comprehensive income, net of tax	1.3	0.8
Comprehensive income	$121.6	$118.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	43.4	5.4	$0.5	$578.8	$(286.8)	$(145.6)	$527.9	$674.8
Net income	—	—	—	—	—	—	120.3	120.3
Other comprehensive income	—	—	—	—	—	1.3	—	1.3
Stock-based compensation activity	0.3	(0.3)	—	(12.2)	11.5	—	—	(0.7)
Purchase of treasury shares	(0.3)	0.3	—	—	(24.2)	—	—	(24.2)
Dividends on ordinary shares ($0.36 per share)	—	—	—	—	—	—	(15.8)	(15.8)
Balance at March 31, 2018	43.4	5.4	$0.5	$566.6	$(299.5)	$(144.3)	$632.4	$755.7
Balance at December 31, 2016	44.3	4.5	$0.5	$573.7	$(217.5)	$(170.2)	$261.2	$447.7
Net income	—	—	—	—	—	—	117.3	117.3
Other comprehensive income	—	—	—	—	—	0.8	—	0.8
Stock-based compensation activity	0.2	(0.2)	—	1.0	6.9	—	—	7.9
Purchase of treasury shares	(0.4)	0.4	—	—	(23.3)	—	—	(23.3)
Dividends on ordinary shares ($0.30 per share)	—	—	—	—	—	—	(13.7)	(13.7)
Balance at March 31, 2017	44.1	4.7	$0.5	$574.7	$(233.9)	$(169.4)	$364.8	$536.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$120.3	$117.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31.9	24.7
Amortization of deferred financing fees and issuance discount	1.1	1.4
Deferred income tax	2.5	11.3
Stock-based compensation expense	5.5	4.7
Earnings of unconsolidated affiliates, net of dividends	(15.5)	(2.9)
Unrealized net losses on foreign exchange forward contracts	0.1	0.2
Gain on sale of businesses and other assets	(0.5)	(9.9)
Changes in assets and liabilities
Accounts receivable	(32.7)	(133.3)
Inventories	(70.3)	(91.6)
Accounts payable and other current liabilities	3.0	49.9
Income taxes payable	0.8	5.6
Other assets, net	(1.3)	(4.5)
Other liabilities, net	(4.1)	1.4
Cash provided by (used in) operating activities	40.8	(25.7)
Cash flows from investing activities
Capital expenditures	(30.6)	(36.0)
Proceeds from the sale of businesses and other assets	0.5	42.1
Distributions from unconsolidated affiliates	—	0.8
Cash provided by (used in) investing activities	(30.1)	6.9
Cash flows from financing activities
Short-term borrowings, net	(0.1)	(0.1)
Purchase of treasury shares	(23.8)	(26.6)
Dividends paid	(16.2)	(13.3)
Proceeds from exercise of option awards	1.9	3.4
Withholding taxes paid on restricted share units	(8.0)	(0.1)
Repayments of 2024 Term Loan B	(1.8)	—
Repayments of 2021 Term Loan B	—	(1.3)
Cash used in financing activities	(48.0)	(38.0)
Effect of exchange rates on cash	3.4	1.8
Net change in cash and cash equivalents	(33.9)	(55.0)
Cash and cash equivalents—beginning of period	432.8	465.1
Cash and cash equivalents—end of period	$398.9	$410.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2018 and 2017 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2017 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

The December 31, 2017 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2017 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s financial position or results. Refer to Notes 2, 7, and 15 for further information.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued guidance (“Topic 606”) which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance, which the FASB issued certain clarifying updates for, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 effective January 1, 2018, electing to apply the modified retrospective approach only to contracts that were not completed as of the date of initial application at the individual contract level, rather than applying the portfolio approach. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting standards (“Topic 605”). As a result of our implementation procedures, we have determined that the cumulative effect to retained earnings from initially applying Topic 606 was immaterial and therefore, no adjustment was recorded. Furthermore, based on current contracts with customers, we do not expect the adoption of the new revenue standard to have a material impact to our financial statements on an ongoing basis. Refer to Note 3 for new disclosure requirements in effect as a result of this adoption.

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

In March 2017, the FASB issued guidance that requires employers to present the service cost component of net periodic benefit cost in the same statement of operations line item as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are to be presented outside of any subtotal of operating income. This guidance also requires employers to prospectively only consider the service cost component of net periodic benefit cost for potential capitalization into assets, with all other components of net periodic benefit cost being ineligible for capitalization. The Company adopted this guidance effective January 1, 2018 on a retrospective basis. As a result of this adoption, for the three months ended March 31, 2017, the Company reclassified net periodic benefit cost of $1.2 million from “Cost of sales” and $0.8 million from “Selling, general and administrative expenses” to “Other income, net” within the condensed consolidated statements of operations. The change related to capitalization guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued significant amendments to its existing hedge accounting guidance. Among other things, this guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend presentation and disclosure requirements, and change how companies assess effectiveness. This guidance is required for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt this guidance effective April 1, 2018, and is in the process of evaluating the ongoing impact to the Company’s consolidated financial statements.

In February 2018, the FASB issued guidance to address certain stranded income tax effects in accumulated other comprehensive income/loss (“AOCI”) resulting from the enactment of the U.S. “Tax Cuts and Jobs Act” signed into law on December 22, 2017. The amendment provides financial statement preparers with an option to reclassify stranded tax effects within AOCI, resulting from the reduction of the U.S. federal corporate income tax rate, to retained earnings. The amendment also includes disclosure requirements regarding the Company’s accounting policy for releasing income tax effects from AOCI. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, and the provisions of the amendment should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. While the Company is still evaluating the provisions of this amendment, should the Company choose to adopt this guidance, it is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 — NET SALES

As discussed in Note 2, effective January 1, 2018, the Company adopted accounting guidance, Topic 606, issued by the FASB related to the recognition of revenue from contracts with customers. The Company’s accounting policy and practical expedient elections related to revenue recognition, including those elected as a result of the adoption of Topic 606, are summarized as follows.

Sales are recognized at a point when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, and when the Company’s related performance obligation is satisfied under the terms of the contract. Standard terms of delivery are included in contracts of sale, order confirmation documents, and invoices. Sales and other taxes that the Company collects concurrent with sales-producing activities are excluded from “Net sales” and included as a component of “Cost of sales” in the condensed consolidated statements of operations. Additionally, freight and any directly related costs of transporting finished products to customers are accounted for as fulfilment costs and are also included within “Cost of sales”. The amount of net sales recognized varies with changes in returns, rebates, cash sales incentives, and other allowances offered to customers based on the Company's experience.

The Company has elected to apply the following practical expedients as allowed under Topic 606:

•

The incremental costs of obtaining contracts are expensed as incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less, and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

•

When the period between customer payment and transfer of goods/services is determined to be one year or less at contract inception, the promised amount of consideration under the contract is not adjusted for the effects of a significant financing component.

•

In consideration of the disclosure requirements regarding the transaction price and expected period of recognition of remaining performance obligations that are unsatisfied as of the end of a reporting period, the Company has elected the following optional exemptions:

o

The Company will not disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts with an original expected duration of one year or less, which applies to the vast majority of the Company’s contracts with customers.

o

For contracts with customers containing variable consideration (via enforceable minimum volume requirements) and an original expected duration greater than one year, the Company will not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts with customers, each unit of production generally represents a separate performance obligation, the pricing for which is based on current or forecasted raw material prices, often using formulas that utilize commodity indices. Therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. The variable consideration in these contracts is resolved typically at the issuance of a purchase order or as of the date of revenue recognition.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31, 2018
	Latex	Synthetic	Performance
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
United States	$64.3	$—	$84.1	$0.2	$3.7	$152.3
Europe	113.3	149.2	249.2	148.2	57.9	717.8
Asia-Pacific	74.3	—	47.3	91.2	13.0	225.8
Rest of World	3.4	—	22.3	—	—	25.7
Total	$255.3	$149.2	$402.9	$239.6	$74.6	$1,121.6

	Three Months Ended
	March 31, 2017(1)
	Latex	Synthetic	Performance
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
United States	$76.0	$—	$82.8	$0.2	$3.8	$162.8
Europe	119.5	163.4	199.4	140.1	34.7	657.1
Asia-Pacific	89.0	—	32.7	88.1	48.4	258.2
Rest of World	4.4	—	22.0	—	—	26.4
Total	$288.9	$163.4	$336.9	$228.4	$86.9	$1,104.5

(1)	As the Company has adopted Topic 606 utilizing the modified retrospective approach, amounts for the three months ended March 31, 2017 above are disclosed as recognized under Topic 605.

For all material contracts with customers, control is transferred and sales are recognized at a point in time, when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 50 days as of March 31, 2018), also varying by segment and region.

Certain of the Company’s contracts with customers contain multiple performance obligations, most commonly due to the sale of multiple distinct products. The transaction price within these contracts is allocated between these separate and distinct products based on their stand-alone selling prices, as defined within the contract. The Company’s products are typically sold at observable stand-alone sales values, which are used to determine the estimated stand-alone selling price. The stand-alone selling prices of the Company’s products are generally based, in part, on the current or forecasted costs of key raw materials, but are often subject to a predetermined lag period for the pass through of these costs. As such, contracts with customers typically include provisions that allow for the changes in stand-alone selling prices to reflect the pass through of changes in raw material costs, often using pricing formulas that utilize commodity indices.

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the

Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the three months ended March 31, 2018, the impact of recognizing changes in selling prices related to prior periods was immaterial.

NOTE 4—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is currently supplemented by one joint venture, Americas Styrenics LLC (“Americas Styrenics”, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP). Previously, the Company also had a 50% share in Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate”, a polycarbonate, or PC, joint venture with Sumitomo Chemical Company Limited), until the sale of the Company’s investment in the joint venture during the first quarter of 2017 (refer to discussion below for further information). Investments held in unconsolidated affiliates are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment. The results of Sumika Styron Polycarbonate were included within the Performance Plastics reporting segment (as recast due to the segment realignment effective January 1, 2018 discussed further in Note 15) until the Company sold its share of the entity during the first quarter of 2017.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below. This table includes summarized financial information for Sumika Styron Polycarbonate through the date of sale in January 2017.

	Three Months Ended
	March 31,
	2018	2017
Sales	$486.6	$433.9
Gross profit	$95.2	$20.6
Net income	$85.7	$6.3

Americas Styrenics

As of March 31, 2018 and December 31, 2017, respectively, the Company’s investment in Americas Styrenics was $168.1 million and $152.5 million, which was $43.8 million and $46.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 2.6 years as of March 31, 2018. The Company received dividends from Americas Styrenics of $30.0 million and $7.5 million during the three months ended March 31, 2018 and 2017, respectively.

Sumika Styron Polycarbonate

On January 31, 2017, the Company completed the sale of its 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited for total sales proceeds of approximately $42.1 million. As a result, the Company recorded a gain on sale of $9.3 million during the three months ended March 31, 2017, which was included within “Other income, net” in the condensed consolidated statement of operations and was allocated entirely to the Performance Plastics segment (as recast under the segment realignment discussed further in Note 15). In addition, the parties entered into a long-term agreement to continue sourcing PC resin from Sumika Styron Polycarbonate to the Company’s Performance Plastics segment.

Due to the sale in January 2017, the Company no longer had an investment in Sumika Styron Polycarbonate as of December 31, 2017. The Company received dividends from Sumika Styron Polycarbonate of $9.8 million during the three months ended March 31, 2017 related to the Company’s proportionate share of earnings from the year ended December 31, 2016.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2018	2017
Finished goods	$285.6	$250.9
Raw materials and semi-finished goods	265.1	226.7
Supplies	37.6	32.8
Total	$588.3	$510.4

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, debt consisted of the following:

			March 31, 2018			December 31, 2017
	Interest Rate as of March 31, 2018	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2022 Revolving Facility(2)	Various	September 2022	$—	$—	$—	$—	$—	$—
2024 Term Loan B(3)	4.377%	September 2024	696.5	(17.8)	678.7	698.3	(18.3)	680.0
2025 Senior Notes	5.375%	September 2025	500.0	(9.1)	490.9	500.0	(9.4)	490.6
Accounts Receivable Securitization Facility(4)	Various	May 2019	—	—	—	—	—	—
Other indebtedness	Various	Various	1.4	—	1.4	1.4	—	1.4
Total debt			$1,197.9	$(26.9)	$1,171.0	$1,199.7	$(27.7)	$1,172.0
Less: current portion					(7.0)			(7.0)
Total long-term debt, net of unamortized deferred financing fees					$1,164.0			$1,165.0

(1)

This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

(2)

Under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $359.9 million (net of $15.1 million outstanding letters of credit) as of March 31, 2018. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

(3)

The 2024 Term Loan B bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor. As of March 31, 2018, $7.0 million of the scheduled future payments related to this facility were classified as current debt on the Company’s condensed consolidated balance sheet.

(4)

This facility had a borrowing capacity of $150.0 million as of March 31, 2018. Additionally, as of March 31, 2018, the Company had accounts receivable available to support this facility in excess of its borrowing capacity, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.0%.

.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2017 to March 31, 2018. Prior period balances in this table have been recast in conjunction with the segment realignment that occurred during the first quarter of 2018. Refer to Note 15 for further information.

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2017	$16.5	$11.7	$39.6	$4.7	$—	$—	$72.5
Foreign currency impact	0.4	0.3	0.9	0.1	—	—	1.7
Balance at March 31, 2018	$16.9	$12.0	$40.5	$4.8	$—	$—	$74.2

NOTE 8—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates and interest rate risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts and interest rate swap agreements. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded on the condensed consolidated balance sheets at fair value. Refer to Note 9 for fair value disclosures related to these instruments.

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on our balance sheet against corresponding assets of the same currency such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment.

As of March 31, 2018, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $334.7 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2018:

March 31,
Buy / (Sell)	2018
Euro	$(129.4)
Chinese Yuan	$(78.2)
Swiss Franc	$54.6
Taiwan Dollar	$14.4
Indonesian Rupiah	$(14.0)

Open foreign exchange forward contracts as of March 31, 2018 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of March 31, 2018 had maturities occurring over a period of nine months, and had a net notional U.S. dollar equivalent of $162.0 million.

Interest Rate Swaps

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

As of March 31, 2018, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature over a period of five years. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (1.88% as of March 31, 2018) from the counterparties.

Net Investment Hedge

Through August 31, 2017, the Company had designated a portion (€280 million) of the original principal amount of the Company’s previous €375.0 million Euro Notes as a hedge of the foreign currency exposure of the Issuers’ net investment in certain European subsidiaries. Effective September 1, 2017, the Company de-designated the Euro Notes as a net investment hedge of the Issuers’ net investment in certain European subsidiaries, as the Euro Notes were redeemed on September 7, 2017. Through the date of de-designation, this hedge was deemed to be highly effective, and changes in the Euro Notes’ carrying value resulting from fluctuations in the euro exchange rate were recorded as cumulative foreign currency translation loss of $24.1 million within AOCI as of December 31, 2017.

On August 29, 2017, the Issuers executed an indenture pursuant to which they issued the $500.0 million 5.375% 2025 Senior Notes. Subsequently, on September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (“CCS”), swapping USD principal and interest payments on the newly issued 2025 Senior Notes for euro-denominated payments. Under the terms of the CCS, the Company has notionally exchanged $500.0 million at an interest rate of 5.375% for €420 million at a weighted average interest rate of 3.45% for approximately five years.

Effective September 1, 2017, the Company designated the full notional amount of the CCS (€420 million) as a hedge of the Issuers’ net investment in certain European subsidiaries. As the CCS were deemed to be highly effective hedges, changes in the fair value of the CCS were recorded as cumulative foreign currency translation loss of $38.0 million within AOCI as of March 31, 2018.

Summary of Derivative Instruments

Information regarding changes in the fair value of the Company’s derivative instruments, net of tax, including those not designated for hedge accounting treatment, is as follows:

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	AOCI on Balance Sheet		Statement of Operations
	Three Months Ended March 31,				Statement of Operations
	2018	2017	2018	2017	Classification
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(0.5)	$(4.8)	$(3.7)	$2.5	Cost of sales
Interest rate swaps	3.3	—	(0.1)	—	Interest expense, net
Total	$2.8	$(4.8)	$(3.8)	$2.5
Net Investment Hedges
Euro Notes	$—	$(5.0)	$—	$—
Cross-currency swaps (CCS)	(20.4)	—	—	—
Total	$(20.4)	$(5.0)	$—	$—
Not Designated as Cash Flow Hedges
Foreign exchange forward contracts	$—	$—	$(5.3)	$(1.7)	Other income, net
Total	$—	$—	$(5.3)	$(1.7)

The Company recorded losses of $5.3 million and $1.7 million during the three months ended March 31, 2018 and

2017, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The losses from these forward contracts offset net foreign exchange transaction gains of $10.4 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

As of March 31, 2018, the Company had no ineffectiveness related to its derivatives designated as hedging instruments. Further, the Company expects to reclassify in the next twelve months an approximate $11.5 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of March 31, 2018 based on current foreign exchange rates.

The following table summarizes the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2018					December 31, 2017
	Foreign	Foreign				Foreign	Foreign
	Exchange	Exchange	Interest	Cross-		Exchange	Exchange	Interest	Cross-
Balance Sheet	Forward	Cash Flow	Rate	Currency		Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.3	$—	$0.6	$10.4	$11.3	$0.1	$—	$—	$10.8	$10.9
Deferred charges and other assets	—	—	5.6	—	5.6	—	—	3.0	—	3.0
Total asset derivatives	$0.3	$—	$6.2	$10.4	$16.9	$0.1	$—	$3.0	$10.8	$13.9
Liability Derivatives:
Accounts payable	$2.8	$12.1	$—	$—	$14.9	$2.5	$11.1	$0.1	$—	$13.7
Other noncurrent obligations	—	—	—	48.3	48.3	—	—	—	28.3	28.3
Total liability derivatives	$2.8	$12.1	$—	$48.3	$63.2	$2.5	$11.1	$0.1	$28.3	$42.0

Forward contracts, interest rate swaps, and cross currency swaps are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As such, in accordance with the Company’s accounting policy, these derivative instruments are recorded on a net basis by counterparty within the condensed consolidated balance sheets. Information regarding the gross amounts of the Company’s derivative instruments and the amounts offset in the condensed consolidated balance sheets is as follows:

	Gross Amounts	Gross Amounts	Net Amounts
	Recognized in the	Offset in the	Presented in the
	Balance Sheet	Balance Sheet	Balance Sheet
Balance at March 31, 2018
Derivative assets - Current	$11.4	$(0.1)	$11.3
Derivative assets - Non-Current	5.6	—	5.6
Derivative liabilities - Current	15.0	(0.1)	14.9
Derivative liabilities - Non-Current	48.3	—	48.3

Balance at December 31, 2017
Derivative assets - Current	$11.5	$(0.6)	$10.9
Derivative assets - Non-Current	3.0	—	3.0
Derivative liabilities - Current	14.3	(0.6)	13.7
Derivative liabilities - Non-Current	28.3	—	28.3

Refer to Notes 9 and 17 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

NOTE 9—FAIR VALUE MEASUREMENTS

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.3	$—	$0.3
Foreign exchange forward contracts—(Liabilities)	—	(2.8)	—	(2.8)
Foreign exchange cash flow hedges—(Liabilities)	—	(12.1)	—	(12.1)
Interest rate swaps—Assets	—	6.2	—	6.2
Cross-currency swaps—Assets	—	10.4	—	10.4
Cross-currency swaps—(Liabilities)	—	(48.3)	—	(48.3)
Total fair value	$—	$(46.3)	$—	$(46.3)

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(2.5)	—	(2.5)
Foreign exchange cash flow hedges—(Liabilities)	—	(11.1)	—	(11.1)
Interest rate swaps—Assets	—	3.0	—	3.0
Interest rate swaps—(Liabilities)	—	(0.1)	—	(0.1)
Cross-currency swaps—Assets	—	10.8	—	10.8
Cross-currency swaps—(Liabilities)	—	(28.3)	—	(28.3)
Total fair value	$—	$(28.1)	$—	$(28.1)

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2018 and December 31, 2017, respectively:

	As of	As of
	March 31, 2018	December 31, 2017
2025 Senior Notes	$495.2	$518.8
2024 Term Loan B	701.7	705.7
Total fair value	$1,196.9	$1,224.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of March 31, 2018 and December 31, 2017.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2018	2017
Effective income tax rate	17.1%	20.0%

Provision for income taxes for the three months ended March 31, 2018 totaled $24.9 million, resulting in an effective tax rate of 17.1%. Provision for income taxes for the three months ended March 31, 2017 totaled $29.3 million, resulting in an effective tax rate of 20.0%.

The decrease in the effective tax rate for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily driven by the reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017. The decrease related to the reduction in the U.S. federal corporate tax rate effective in 2018 was partially offset by the $9.3 million gain on sale of the Company’s 50% share in Sumika Styron Polycarbonate during the three months ended March 31, 2017, which was exempt from tax (refer to Note 4 for further information).

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental conditions were retained by Dow and Dow has agreed to indemnify the Company from and against all environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of March 31, 2018 and December 31, 2017, the Company had no accrued obligations for environmental remediation and restoration costs.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from 1 to 4 years. In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the annual commitment as disclosed in the Notes to Consolidated Financial Statements included in the Annual Report.

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

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended
	March 31,
	2018	2017
Defined Benefit Pension Plans
Service cost	$3.1	$4.6
Interest cost	1.3	1.1
Expected return on plan assets	(0.6)	(0.4)
Amortization of prior service credit	(0.3)	(0.5)
Amortization of net loss	1.0	1.4
Net settlement and curtailment loss(1)	—	0.1
Net periodic benefit cost	$4.5	$6.3

(1)

Represents a settlement loss of approximately $0.5 million triggered by benefit payments exceeding the sum of service and interest cost for one of the Company’s pension plans in Switzerland, partially offset by a curtailment gain of approximately $0.4 million related to a reduction in the number of participants in the Company’s pension plan in Japan.

	Three Months Ended
	March 31,
	2018	2017
Other Postretirement Plans
Service cost	$—	$0.1
Interest cost	0.1	0.1
Amortization of prior service cost	—	—
Amortization of net gain	—	—
Net periodic benefit cost	$0.1	$0.2

In accordance with recently issued accounting standards, service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses” whereas all other components of net periodic benefit cost are included within “Other income, net” in the condensed consolidated statements of operations. Refer to Note 2 for further information.

As of March 31, 2018 and December 31, 2017, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $195.2 million and $188.7 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.0 million during the three months ended March 31, 2018. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $4.5 million to its defined benefit plans for the remainder of 2018.

NOTE 13—STOCK-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s stock-based compensation programs included in the tables below.

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2018 and 2017, as well as unrecognized compensation cost as of March 31, 2018:

			As of
	Three Months Ended		March 31, 2018
	March 31,		Unrecognized	Weighted
	2018	2017	Compensation Cost	Average Years
RSUs	$2.2	$1.9	$14.9	2.2
Options	2.8	2.6	2.9	1.6
PSUs	0.5	0.2	6.7	2.5
Total stock-based compensation expense	$5.5	$4.7

The following table summarizes awards granted and the respective weighted average grant date fair value for the three months ended March 31, 2018:

	Three Months Ended
	March 31, 2018
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	97,676	$81.20
Options	202,963	22.29
PSUs	50,289	88.51

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the three months ended March 31, 2018:

Three Months Ended
March 31,
2018
Expected term (in years)	5.50
Expected volatility	32.00%
Risk-free interest rate	2.71%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering (“IPO”) in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ stock that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the three months ended March 31, 2018, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the three months ended March 31, 2018:

Three Months Ended
March 31,
2018
Expected term (in years)	3.00
Expected volatility	36.00%
Risk-free interest rate	2.42%
Stock price	$81.20

Determining the fair value of PSUs requires considerable judgment, including estimating the expected volatility of the price of the Company’s ordinary shares, the correlation between the Company’s stock price and that of its peer companies, and the expected rate of interest. The expected volatility for each grant is determined based on the historical volatility of the Company’s ordinary shares. The expected term of PSUs represents the length of the performance period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a duration equivalent to the performance period. The stock price is the closing price of the Company’s ordinary shares on the grant date.

NOTE 14—ACQUISITIONS AND DIVESTITURES

Acquisition of API Plastics

On July 10, 2017, the Company acquired 100% of the equity interests of API Applicazioni Plastiche Industriali S.p.A, or API Plastics, a privately held company. The gross purchase price for the acquisition was $90.6 million, inclusive of $8.4 million of cash acquired, yielding a net purchase price of $82.3 million, all of which was paid for during the year ended December 31, 2017 (noting no cash flows during the three months ended March 31, 2017). API Plastics, based in Mussolente, Italy, is a manufacturer of soft-touch polymers and bioplastics, such as thermoplastic elastomers (“TPEs”), whose results are included within our Performance Plastics segment.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the first quarter of 2018, there were no changes to the purchase price allocation for the acquisition of API Plastics. However, further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed, including goodwill, during the measurement period. During the three months ended March 31, 2018, transaction and integration costs related to advisory and professional fees incurred in conjunction with the API Plastics acquisition were $0.3 million, and were included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. Refer to the Annual Report for further information.

NOTE 15—SEGMENTS

Through December 31, 2017, the Company operated under two divisions: Performance Materials and Basic Plastics & Feedstocks. The Performance Materials division included the following reporting segments: Latex Binders, Synthetic Rubber, and Performance Plastics. The Basic Plastics & Feedstocks division included the following reporting segments: Basic Plastics, Feedstocks, and Americas Styrenics.

Effective January 1, 2018, the Company realigned its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. Under this new segmentation, the Company will no longer have divisions, but will continue to report operating results for six segments, four of which remain unchanged from the Company’s prior segmentation: Latex Binders, Synthetic Rubber, Feedstocks, and Americas Styrenics. The results of our Polystyrene business, which was previously included within the results of the Basic Plastics segment, are now reported as a stand-alone segment. Performance Plastics, which previously consisted of compounds, blends, and ABS products sold to the automotive market, now includes the remaining portion of the Company’s ABS business, as well as the results of the Company’s SAN and PC businesses. This segmentation change will provide enhanced clarity to investors by concentrating the Company’s more specialized plastics into a single reporting segment, while also reducing complexity as PC and ABS are the primary inputs into the downstream production of the Company’s compounds and blends. The information in the tables below has been retroactively adjusted to reflect the changes in reporting segments.

The Latex Binders segment produces styrene-butadiene latex, or SB latex, and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Synthetic Rubber segment produces synthetic rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Performance Plastics segment produces highly engineered compounds and blends, and also includes our ABS, SAN, and PC businesses. The Performance Plastics segment, as recast, also included the results of our previously 50%-owned joint venture, Sumika Styron Polycarbonate, until the Company sold its share in the entity in January 2017 (refer to Note 4 for further information). Polystyrene is a stand-alone reporting segment, and includes a variety of general purpose polystyrenes, or GPPS, as well as HIPS, which is polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties. The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, solution styrene-butadiene rubber, or SSBR, etc. Lastly, the Americas Styrenics segment consists solely of the operations of our 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

Asset, capital expenditure, and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below.

	Latex	Synthetic	Performance			Americas	Corporate
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
March 31, 2018
Sales to external customers	$255.3	$149.2	$402.9	$239.6	$74.6	$—	$—	$1,121.6
Equity in earnings (losses) of unconsolidated affiliates	—	—	—	—	—	45.5	—	45.5
Adjusted EBITDA(1)	27.5	25.5	65.5	9.6	41.5	45.5
Investment in unconsolidated affiliates	—	—	—	—	—	168.1	—	168.1
Depreciation and amortization	6.1	11.2	6.4	2.9	3.0	—	2.3	31.9
March 31, 2017
Sales to external customers	$288.9	$163.4	$336.9	$228.4	$86.9	$—	$—	$1,104.5
Equity in earnings (losses) of unconsolidated affiliates	—	—	0.8	—	—	18.5	—	19.3
Adjusted EBITDA(1)	36.8	46.3	52.2	13.6	41.9	18.5
Investment in unconsolidated affiliates	—	—	—	—	—	160.6	—	160.6
Depreciation and amortization	5.7	8.4	4.0	2.0	2.5	—	2.1	24.7

(1)The Company’s primary measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and other items. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations. Other companies in the industry may define Segment Adjusted EBITDA differently than the Company, and as a result, it may be difficult to use Segment Adjusted EBITDA, or similarly named financial measures, that other companies may use to compare the performance of those companies to the Company’s segment performance.

The reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2018	2017
Income before income taxes	$145.2	$146.6
Interest expense, net	14.9	18.2
Depreciation and amortization	31.9	24.7
Corporate Unallocated(2)	20.1	27.6
Adjusted EBITDA Addbacks(3)	3.0	(7.8)
Segment Adjusted EBITDA	$215.1	$209.3

(2)Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(3)Adjusted EBITDA addbacks for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
Net gain on disposition of businesses and assets (Note 4)	$(0.5)	$(9.9)
Restructuring and other charges (Note 16)	0.5	2.1
Acquisition transaction and integration costs (Note 14)	0.3	—
Other items(a)	2.7	—
Total Adjusted EBITDA Addbacks	$3.0	$(7.8)

(a)

Other items for the three months ended March 31, 2018 relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services.

.

NOTE 16—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Cumulative
	March 31,		Life-to-date
	2018	2017	Charges	Segment
Terneuzen Compounding Restructuring(1)
Asset impairment/accelerated depreciation	$0.3	$0.6	$2.3
Employee termination benefits	0.1	—	0.7
Contract terminations	—	0.6	0.6
Decommissioning and other	—	—	0.8
Terneuzen Subtotal	$0.4	$1.2	$4.4	Performance Plastics
Livorno Plant Restructuring(2)
Asset impairment/accelerated depreciation	$—	$—	$14.3
Employee termination benefits	—	0.2	5.4
Contract terminations	—	—	0.3
Decommissioning and other	0.3	0.6	3.3
Livorno Subtotal	$0.3	$0.8	$23.3	Latex Binders
Other Restructurings	0.1	0.7		Various
Total Restructuring Charges	$0.8	$2.7

(1)

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. The new facility is expected to be operational by the end of 2018, with substantive production at the existing facility expected to cease by December 2018, followed by decommissioning activities in 2019. The Company expects to incur incremental accelerated depreciation charges of approximately $0.9 million through the end of 2018, as well as estimated employee termination benefit charges and decommissioning and other charges of approximately $0.9 million throughout 2019, the majority of which are expected to be paid throughout 2019.

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

The following table provides a rollforward of the liability balances associated with the Company’s restructuring activities as of March 31, 2018. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

	Balance at			Balance at
	December 31, 2017	Expenses	Deductions(1)	March 31, 2018
Employee termination benefits	$1.4	$0.1	$(0.6)	$0.9
Contract terminations	0.6	—	—	0.6
Decommissioning and other	—	0.4	(0.4)	—
Total	$2.0	$0.5	$(1.0)	$1.5

(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2018 and 2017	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2017	$(94.5)	$(45.0)	$(6.1)	$(145.6)
Other comprehensive income (loss)	(2.1)	—	(1.0)	(3.1)
Amounts reclassified from AOCI to net income (1)	—	0.6	3.8	4.4
Balance at March 31, 2018	$(96.6)	$(44.4)	$(3.3)	$(144.3)

Balance as of December 31, 2016	$(119.0)	$(63.5)	$12.3	$(170.2)
Other comprehensive income (loss)	4.2	—	(2.3)	1.9
Amounts reclassified from AOCI to net income (1)	—	1.4	(2.5)	(1.1)
Balance as of March 31, 2017	$(114.8)	$(62.1)	$7.5	$(169.4)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three months ended March 31, 2018 and 2017, respectively:

	Amount Reclassified from AOCI
AOCI Components	Three Months Ended March 31,		Statement of Operations
	2018	2017	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$3.7	$(2.5)	Cost of sales
Interest rate swaps	0.1	—	Interest expense, net
Total before tax	3.8	(2.5)
Tax effect	—	—	Provision for income taxes
Total, net of tax	$3.8	$(2.5)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.4)	(a)
Net actuarial loss	1.1	1.6	(a)
Net settlement and curtailment loss	—	0.6	(a)
Total before tax	0.9	1.8
Tax effect	(0.3)	(0.4)	Provision for income taxes
Total, net of tax	$0.6	$1.4

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

.

NOTE 18—EARNINGS PER SHARE

Basic earnings per ordinary share (“basic EPS”) is computed by dividing net income available to ordinary shareholders by the weighted average number of the Company’s ordinary shares outstanding for the applicable period. Diluted earnings per ordinary share (“diluted EPS”) is calculated using net income available to ordinary shareholders divided by diluted weighted average ordinary shares outstanding during each period, which includes unvested RSUs, option awards, and PSUs. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential ordinary shares would have an anti-dilutive effect.

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
(in millions, except per share data)	2018	2017
Earnings:
Net income	$120.3	$117.3
Shares:
Weighted average ordinary shares outstanding	43.4	44.1
Dilutive effect of RSUs, option awards, and PSUs*	1.0	1.2
Diluted weighted average ordinary shares outstanding	44.4	45.3
Income per share:
Income per share—basic	$2.77	$2.66
Income per share—diluted	$2.71	$2.59

* Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017 were 0.2 million and 0.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2018 Year-to-Date Highlights

In the first quarter of 2018, Trinseo recognized record net income of $120.3 million and Adjusted EBITDA of $195.0 million. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

New Segmentation

Through December 31, 2017, the Company operated under six reporting segments: Latex Binders, Synthetic Rubber, Performance Plastics, Basic Plastics, Feedstocks, and Americas Styrenics. Effective January 1, 2018, the Company realigned its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker.

Under this new segmentation, we will continue to report operating results for six segments, four of which will remain unchanged from the Company’s prior segmentation: Latex Binders, Synthetic Rubber, Feedstocks, and Americas Styrenics. The results of our Polystyrene business, which was previously included within the results of the Basic Plastics segment, is now reported as a stand-alone segment. Performance Plastics, which previously consisted of compounds, blends, and ABS products sold to the automotive market, now includes the remaining portion of our ABS business, as well as the results of our SAN and PC businesses. This segmentation change will provide enhanced clarity to investors by concentrating the Company’s more specialized plastics into a single reporting segment, while also reducing complexity as PC and ABS are the primary inputs into the downstream production of our compounds and blends.

Prior period financial information included within this Quarterly Report has been recast from its previous presentation to reflect the Company’s new organizational structure.

SSBR Capacity Expansion and Pilot Plant

During the first quarter of 2018, the Company completed the initial phase of its 50kT SSBR capacity expansion at its Schkopau, Germany facility, and also opened a new SSBR pilot plant at this same facility which will expedite the product development process from lab sample to commercialization by delivering sufficient quantities of new formulations without the need to interrupt production in our industrial lines.

Share Repurchases and Dividends

During the three months ended March 31, 2018, under existing authority from its board of directors, the Company purchased 306,613 ordinary shares from its shareholders through open market transactions for an aggregate purchase price of $23.8 million. Additionally, during the three months ended March 31, 2018, the Company’s board of directors declared quarterly dividends for an aggregate value of $0.36 per ordinary share, or $15.8 million.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated. As a result of recently adopted accounting guidance related to pension accounting, certain prior period financial information included in the sections below has been recast to conform to current year presentation. Refer to Note 2 in the condensed consolidated financial statements for further information.

References to portfolio adjustments below represent the impacts of the Company’s acquisition and divestiture activity, including the sale of our joint venture Sumika Styron Polycarbonate and the acquisition of API Plastics, both of which occurred during 2017. Refer to the condensed consolidated financial statements for further information.

	Three Months Ended
	March 31,
(in millions)	2018	%	2017	%
Net sales	$1,121.6	100%	$1,104.5	100%
Cost of sales	946.4	84%	905.5	82%
Gross profit	175.2	16%	199.0	18%
Selling, general and administrative expenses	64.4	6%	59.6	5%
Equity in earnings of unconsolidated affiliates	45.5	4%	19.3	2%
Operating income	156.3	14%	158.7	15%
Interest expense, net	14.9	1%	18.2	2%
Other income, net	(3.8)	—%	(6.1)	(1)%
Income before income taxes	145.2	13%	146.6	14%
Provision for income taxes	24.9	2%	29.3	3%
Net income	$120.3	11%	$117.3	11%

Three Months Ended – March 31, 2018 vs. March 31, 2017

Net Sales

Of the 2% increase, 10% of the increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. This increase was offset by a 5% decrease due to lower sales volume, primarily in the Latex Binders, Feedstocks, and Synthetic Rubber segments (discussed further below), as well as a 5% decrease due to the pass through of lower raw material costs, primarily related to styrene monomer and butadiene.

Cost of Sales

Of the 5% increase, 10% of the increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis, and 1% of the increase was related to the acquisition of API Plastics. Partially offsetting these increases was a 4% decrease due to lower sales volume, primarily in the Latex Binders, Feedstocks, and Synthetic Rubber segments, as well as a 4% decrease due to lower raw materials costs, primarily related to styrene monomer and butadiene.

Gross Profit

The decrease was primarily attributable to raw material timing impacts, which provided a net favorable impact in the prior year in comparison to a net unfavorable impact in the current year, as well as lower sales volume and margins particularly within the Latex Binders and Synthetic Rubber segments (discussed further below).

Selling, General and Administrative Expenses

The $4.8 million year-over-year increase is comprised of several offsetting factors. Higher advisory and professional fees resulted in an approximate $2.0 million increase, primarily related to fees incurred in conjunction with the Company’s recently initiated project to complete the transition of business and technical services from Dow, as well as fees related to certain growth initiatives. Additionally, increases of $2.0 million and $0.8 million, respectively, were noted due to the acquisition of API Plastics, which did not occur until the third quarter of 2017, and higher stock-based compensation expense. Partially offsetting these increases were lower restructuring charges, which decreased by $1.9 million, noting lower accelerated depreciation and contract termination charges in the current year related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands, as well as lower overall decommissioning and employee termination benefit charges related to our decision to cease manufacturing operations at our latex facility in Livorno, Italy (refer to Note 16 in the condensed consolidated financial statements for further information).

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings primarily resulted from higher equity earnings from Americas Styrenics, which increased from $18.5 million in 2017 to $45.5 million in 2018, primarily due to the impact from an extended prior year styrene outage at its St. James, LA facility.

Interest Expense, Net

The decrease was primarily attributable to a reduction in interest rates from the Company’s debt refinancing during the third quarter of 2017.

Other Income, net

Other income, net for the three months ended March 31, 2018 was $3.8 million, which primarily includes net foreign exchange transaction gains for the period of $5.1 million. Net foreign exchange transactions gains included $10.4 million of foreign exchange transaction gains primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $5.3 million of losses from our foreign exchange forward contracts. Additionally, $1.7 million of expense is included within “Other income, net” for all of the non-service cost components of net periodic benefit cost.

Other income, net for the three months ended March 31, 2017 was $6.1 million, primarily due to a $9.3 million gain related to the sale of the Company’s 50% share in Sumika Styron Polycarbonate in January 2017 (refer to Note 4 in the condensed consolidated financial statements for further information). Net foreign exchange transaction losses for the period were $1.1 million, which included $0.6 million of foreign exchange transactions gains primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $1.7 million of losses from our foreign exchange forward contracts. Additionally, $2.0 million of expense is included within “Other income, net” for all of the non-service cost components of net periodic benefit cost.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2018 totaled $24.9 million, resulting in an effective tax rate of 17.1%. Provision for income taxes for the three months ended March 31, 2017 totaled $29.3 million, resulting in an effective tax rate of 20.0%.

The decrease in provision for income taxes for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily driven by the reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017.

Included in income before incomes taxes for the three months ended March 31, 2017 was the $9.3 million gain on sale of our 50% share in Sumika Styron Polycarbonate, which was exempt from tax.

Outlook

Overall, we expect continued strong performance across our portfolio during the second quarter and through the remainder of 2018. Styrene margins have remained healthy to start the second quarter and business fundamentals remain solid which should lead to robust profitability in the first half of the year. In addition, we continue to expect strong cash generation for the year and remain focused on the right balance of growth and returning cash to shareholders.

Selected Segment Information

As discussed above, effective January 1, 2018, the Company realigned its organizational structure to include the following reporting segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2018 and 2017, which have been recast to reflect the Company’s new organizational structure. Inter-segment sales have been eliminated. Refer to Note 15 in the condensed consolidated financial statements for further information on these changes, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

References to portfolio adjustments below represent the impacts of the Company’s acquisition and divestiture activity, including the sale of our joint venture Sumika Styron Polycarbonate and the acquisition of API Plastics, both of which occurred during 2017. Refer to the condensed consolidated financial statements for further information.

Latex Binders Segment

Our Latex Binders segment produces SB latex and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications, such as adhesive, building and construction, and the technical textile paper market.

	Three Months Ended
	March 31,
($ in millions)	2018	2017	% Change
Net sales	$255.3	$288.9	(12)%
Adjusted EBITDA	$27.5	$36.8	(25)%
Adjusted EBITDA margin	11%	13%

Three Months Ended – March 31, 2018 vs. March 31, 2017

Of the 12% decrease in net sales, 9% was due to lower sales volume, particularly to the paper and carpet markets in North America and Europe, and 9% of the decrease was due to the pass through of lower raw material costs. These decreases were partially offset by a 6% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

Adjusted EBITDA decreased by 25% primarily due to lower sales volume, including impacts related to paper production unit closures and coated paper market declines, which resulted in a 20% decrease. Additionally, lower margins due mainly to raw material dynamics resulted in a 16% decrease in Adjusted EBITDA. These decreases were partially offset by a 6% increase due to fixed cost improvements, as well as a 4% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

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

	Three Months Ended
	March 31,
($ in millions)	2018	2017	% Change
Net sales	$149.2	$163.4	(9)%
Adjusted EBITDA	$25.5	$46.3	(45)%
Adjusted EBITDA margin	17%	28%

Three Months Ended – March 31, 2018 vs. March 31, 2017

Net sales decreased 9% from the prior year, primarily due to the pass through of lower raw material cost, particularly butadiene, which resulted in a 15% decrease. Additionally, 6% of the net sales decrease resulted from lower sales volume, primarily related to ESBR sales volume as export sales opportunities were favorable in the prior year. These decreases were partially offset by a 13% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

The majority of the decrease in Adjusted EBITDA was due to unfavorable raw material timing, primarily resulting from rapidly increasing butadiene prices in the prior year, as well as lower margins on export sales due to very favorable conditions in the prior year, which resulted in a combined $19.2 million, or 42% decrease, in the current period. An overall decrease in sales volume, particularly lower ESBR sales volume, partially offset by record SSBR sales volume, resulted in a 6% decrease. Currency impacts resulted in a 3% increase as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

Performance Plastics Segment

Our Performance Plastics segment consists of compounds and blends, and also includes our ABS, SAN, and PC businesses. We are a producer of highly engineered compounds and blends for various markets including automotive, consumer electronics, medical, electrical and lighting. In July 2017, the Company completed the acquisition of API Plastics, the results of which are reported within the Performance Plastics segment. Additionally, the Performance Plastics segment, as recast, also includes the results of our previously 50%-owned joint venture Sumika Styron Polycarbonate prior to its sale in January 2017. Refer to Notes 4 and 14 in the condensed consolidated financial statements for further information.

	Three Months Ended
	March 31,
($ in millions)	2018	2017	% Change
Net sales	$402.9	$336.9	20%
Adjusted EBITDA	$65.5	$52.2	25%
Adjusted EBITDA margin	16%	15%

Three Months Ended – March 31, 2018 vs. March 31, 2017

Of the 20% increase in net sales, 12% of the increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis, and 3% of the increase was due to higher polycarbonate pricing as well as the pass through of higher raw material costs to our customers. Additionally, the Company’s acquisition of API Plastics resulted in a 4% increase in net sales.

The overall 25% increase in Adjusted EBITDA was the result of several factors. Higher margins, primarily from polycarbonate due to very tight market conditions, resulted in a 6% increase, and portfolio adjustments resulted in a net 2% increase for the period. Additionally, improved fixed costs resulted in an 8% increase, while currency impacts resulted in a 12% increase, as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. Partially offsetting these increases was a 2% decrease due to slightly lower sales volume.

Polystyrene Segment

Our product offerings in our Polystyrene segment include a variety of general purpose polystyrenes, or GPPS, and HIPS, which is polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties.

These products provide customers with performance and aesthetics at a low cost across applications, including appliances, packaging, including food packaging and food service disposables, consumer electronics, and building and construction materials.

	Three Months Ended
	March 31,
($ in millions)	2018	2017	% Change
Net sales	$239.6	$228.4	5%
Adjusted EBITDA	$9.6	$13.6	(29)%
Adjusted EBITDA margin	4%	6%

Three Months Ended – March 31, 2018 vs. March 31, 2017

Of the 5% increase in net sales, 10% of the increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. This increase was partially offset by a 4% decrease in net sales due to the pass through of lower raw material costs to our customers, as well as a 1% decrease due to lower sales volume, particularly related to sales in Europe.

The 29% decrease in Adjusted EBITDA was primarily due to net unfavorable raw material timing, noting a net favorable timing impact in the prior year due to increasing raw material costs. This unfavorable raw material timing, which was partially offset by higher margins in Europe in the current year, resulted in a 30% decrease. Additionally, increased fixed costs resulted in a 3% decrease. These decreases were partially offset by a 4% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, SSBR, etc.

	Three Months Ended
	March 31,
($ in millions)	2018	2017	% Change
Net sales	$74.6	$86.9	(14)%
Adjusted EBITDA	$41.5	$41.9	(1)%
Adjusted EBITDA margin	56%	48%

Three Months Ended – March 31, 2018 vs. March 31, 2017

Of the 14% decrease in net sales, lower styrene related sales volume resulted in a 15% decrease, and the pass through of lower raw material costs resulted in a 10% decrease. These decreases were partially offset by a 10% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

Adjusted EBITDA was flat year over year, as higher styrene production volume in the current year offset favorable raw material timing in the prior year.

Americas Styrenics Segment

The Americas Styrenics segment consists solely of the equity earnings from of our 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America. Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products, as well as a key raw material for the production of polystyrene. Major applications for the polystyrene products Americas Styrenics produces include appliances, food packaging, food service disposables, consumer electronics, and building and construction materials.

	Three Months Ended
	March 31,
($ in millions)	2018	2017	% Change
Adjusted EBITDA*	$45.5	$18.5	146%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

Three Months Ended – March 31, 2018 vs. March 31, 2017

The increase in Adjusted EBITDA was mainly due to an extended production outage in the prior year at the Americas Styrenics St. James, LA facility, as well as higher styrene spot sales margins in the current year, including impacts from a stronger export market.

Non-GAAP Performance Measures

We present Adjusted EBITDA as a non-GAAP financial performance measure, which we define as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and other items. In doing so, we are providing management, investors, and credit rating agencies with an indicator of our ongoing performance and business trends, removing the impact of transactions and events that we would not consider a part of our core operations.

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

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net income	$120.3	$117.3
Interest expense, net	14.9	18.2
Provision for income taxes	24.9	29.3
Depreciation and amortization	31.9	24.7
EBITDA(a)	$192.0	$189.5
Net gain on disposition of businesses and assets(b)	(0.5)	(9.9)
Restructuring and other charges(c)	0.5	2.1
Acquisition transaction and integration costs(d)	0.3	—
Other items(e)	2.7	—
Adjusted EBITDA	$195.0	$181.7

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

(b)

Net gain on disposition of businesses and assets during the three months ended March 31, 2017 relates to the sale of our 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited, for which the Company recorded a gain on sale of $9.3 million. Refer to Note 4 in the condensed consolidated financial statements for further information.

(c)

Restructuring and other charges for the three months ended March 31, 2018 and 2017 primarily relate to decommissioning, contract termination, and employee termination benefit charges incurred in connection with the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands as well as the Company’s decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 16 in the condensed consolidated financial statements for further information.

(d)

Acquisition transaction and integration costs for the three months ended March 31, 2018 relate to advisory and professional fees incurred in conjunction with the Company’s acquisition of API Plastics. Refer to Note 14 in the condensed consolidated financial statements for further information.

(e)

Other items for the three months ended March 31, 2018 relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2018 and 2017, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$40.8	$(25.7)
Investing activities	(30.1)	6.9
Financing activities	(48.0)	(38.0)
Effect of exchange rates on cash	3.4	1.8
Net change in cash and cash equivalents	$(33.9)	$(55.0)

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2018 totaled $40.8 million, inclusive of $30.0 million in dividends from Americas Styrenics. Net cash used in operating assets and liabilities for the three months ended March 31, 2018 totaled $104.6 million, noting increases in accounts receivable of $32.7 million and inventories of $70.3 million. Accounts receivable at the end of the first quarter increased relative to the end of 2017 primarily due to the pass through of increased raw material prices to our customers as well as increased sales volume. The increase in inventories was primarily due to an increase in forecasted sales volume as well as inventory build in anticipation of planned turnarounds during the second quarter.

Net cash used in operating activities during the three months ended March 31, 2017 totaled $25.7 million, inclusive of $7.5 million in dividends from Americas Styrenics, as well as dividends from Sumika Styron Polycarbonate, $8.9 million of which were classified as operating activities, with the remaining $0.8 million classified as investing activities. Refer to Note 4 in the condensed consolidated financial statements for further information. Net cash used in operating assets and liabilities for the three months ended March 31, 2017 totaled $172.5 million, noting increases in accounts receivable of $133.3 million and inventories of $91.6 million, offset by an increase in accounts payable and other current liabilities of $49.9 million. The increase in accounts receivable was primarily due to higher net sales (due to increased raw material prices) and lower collections, due to timing, during the first quarter of 2017 compared to the fourth quarter of 2016. The increase in inventories was primarily due to increases in raw material prices. The increase in accounts payable and other current liabilities was due to increases in raw material prices as well as timing of vendor payments.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 totaled $30.1 million, primarily resulting from capital expenditures of $30.6 million.

Net cash provided by investing activities during the three months ended March 31, 2017 totaled $6.9 million, primarily from proceeds received of $42.1 million related to the sale of the Company’s 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited, offset by capital expenditures of $36.0 million during the period.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018 totaled $48.0 million. This activity was primarily due to $23.8 million of payments related to the repurchase of ordinary shares, $16.2 million of dividends paid, and $1.8 million of principal payments related to our 2024 Term Loan B during the period. Additionally, net cash used in financing activities included $8.0 million of withholding taxes paid related to the vesting of certain RSUs during the period, partially offset by $1.9 million of proceeds received from the exercise of option awards.

Net cash used in financing activities during the three months ended March 31, 2017 totaled $38.0 million. This activity was primarily due to $26.6 million of payments related to the repurchase of ordinary shares during the period and $13.3 million of dividends paid, as well as $1.3 million of principal payments related to our 2021 Term Loan B. Partially offsetting these uses of cash was $3.4 million of proceeds received from the exercise of option awards.

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

	Three Months Ended
	March 31,
(in millions)	2018	2017
Cash provided by (used in) operating activities	$40.8	$(25.7)
Capital expenditures	(30.6)	(36.0)
Free Cash Flow	$10.2	$(61.7)

Refer to the discussion above for significant impacts to cash provided by (used in) operating activities for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, we had $1,197.9 million and $1,199.7 million, respectively, in outstanding indebtedness and $1,101.2 million and $1,019.6 million, respectively, in working capital. In addition, as of March 31, 2018 and December 31, 2017, we had $121.0 million and $128.3 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of March 31, 2018 and December 31, 2017 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization and certain other fees charged to interest expense (such as fees for unused commitment fees during the period). For definitions of capitalized terms not included herein, refer to the Annual Report.

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2018			December 31, 2017
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$696.5	4.2%	$7.9	$698.3	3.9%	$9.6
2022 Revolving Facility	—	—	0.7	—	—	1.0
2020 Senior Credit Facility
2021 Term Loan B	—	—	—	—	4.3%	15.9
2020 Revolving Facility	—	—	—	—	—	2.3
2025 Senior Notes	500.0	5.4%	7.0	500.0	5.4%	9.4
2022 Senior Notes
USD Notes	—	—	—	—	6.8%	14.4
Euro Notes	—	—	—	—	6.4%	18.8
Accounts Receivable Securitization Facility	—	—	0.4	—	—	2.8
Other indebtedness*	1.4	4.8%	—	1.4	4.8%	0.1
Total	$1,197.9		$16.0	$1,199.7		$74.3

*For the three months ended March 31, 2018, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022, and has a borrowing capacity of $375.0 million. As of March 31, 2018, the Company had no outstanding borrowings, and had $359.9 million (net of $15.1 million outstanding letters of credit) of funds available for borrowing under the 2022 Revolving Facility. Further, as of March 31, 2018, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. During the quarter ended March 31, 2018, the Company made principal payments of $1.8 million on the 2024 Term Loan B, with an additional $7.0 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of March 31, 2018.

Our 2025 Senior Notes, as issued under the Indenture, include $500.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2015. Interest on the 2025 Senior Notes is payable semi-annually on May 3 and November 3 of each year, commencing on May 3, 2018. These notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to the Annual Report for further information.

We also continue to maintain our Accounts Receivable Securitization Facility which matures in May 2019 and contains a borrowing capacity of $150.0 million. As of March 31, 2018, there were no amounts outstanding under this facility, and the Company had accounts receivable available to support this facility in excess of its borrowing capacity, based on the pool of eligible accounts receivable.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of March 31, 2018, the Company was in compliance with all of these debt covenant requirements. Refer to the Annual Report for further information on the details of these covenant requirements.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the three months ended March 31, 2018, the Company declared total dividends of $0.36 per ordinary share (totaling $15.8 million), all of which remains accrued as of March 31, 2018 and the majority of which will be paid in April 2018. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2018. We believe that funds provided by operations, our existing cash and cash equivalent balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. Nevertheless, our ability to generate future cash and to pay our indebtedness and fund other liquidation needs is subject to certain risks described under “Part I, Item 1A-“Risk Factors” of our Annual Report. As of March 31, 2018, we were in compliance with all the covenants and default provisions under our debt agreements.

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

We describe our significant accounting policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report, while we discuss our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report. There have been no material revisions to the significant accounting policies or critical accounting policies and estimates as filed in our Annual Report, other than the impacts to our significant accounting policies from the adoption of recent revenue accounting guidance effective January 1, 2018, discussed further within Notes 2 and 3 to the condensed consolidated financial statements.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 2 to our condensed consolidated financial statements, included elsewhere within this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” within our Annual Report, we are exposed to changes in interest rates and foreign currency exchange rates as well as changes in the prices of certain commodities that we use in production. There have been no material changes in our exposure to market risks from the information provided within our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Note 14 to the condensed consolidated financial statements, in July 2017, the Company completed the acquisition of API Plastics. As permitted by the SEC, management elected to exclude this acquisition from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2017. The Company is in the process of integrating API Plastics into its internal control over financial reporting structure and expects to complete this integration by June 2018.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Item 1A of our Annual Report for the year ended December 31, 2017, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended March 31, 2018 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2018	89,972	$77.23	89,972	1,420,116	(1)
February 1 - February 28, 2018	61,884	$77.60	61,884	1,358,232	(1)
March 1 - March 31, 2018	161,124	$77.54	161,124	1,197,108	(1)
Total	312,980	$77.46	312,980

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

10.2	Form of Cross-Currency Rate Swap Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 7, 2017)

10.3†	Amended and Restated Employment Agreement among Trinseo US Holding, Inc., Trinseo S.A., and Christopher D. Pappas, dated December 21, 2017

10.4†	Employment Agreement between Trinseo Europe GmbH and Alice Heezen, dated March 26, 2018

10.5†	Form of Restricted Stock Unit Award Agreement for Executives

10.6†	Form of Non-Statutory Stock Option Award Agreement for Executives

10.7†	Form of Performance Award Stock Unit Agreement for Executives

10.8†	Form of Restricted Stock Unit Award Agreement for Employees

10.9†	Form of Non-Statutory Stock Option Award Agreement for Employees

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 3, 2018

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Barry J. Niziolek
Name:	Barry J. Niziolek
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)