Form 10-Q
period 2018-06-30
Trinseo S.A.
filed 2018-08-03
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, there were 42,599,676 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2018

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report under Part II, Item 1A— “Risk Factors”, our Annual Report filed with the SEC on March 1, 2018 under Part I, Item IA— “Risk Factors”, and elsewhere within this Quarterly Report.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$451.4	$432.8
Accounts receivable, net of allowance for doubtful accounts (June 30, 2018: $5.0; December 31, 2017: $5.6)	763.3	685.5
Inventories	531.7	510.4
Other current assets	28.9	17.5
Total current assets	1,775.3	1,646.2
Investments in unconsolidated affiliates	163.8	152.5
Property, plant and equipment, net of accumulated depreciation (June 30, 2018: $557.9; December 31, 2017: $523.7)	600.4	627.0
Other assets
Goodwill	70.2	72.5
Other intangible assets, net	197.3	207.5
Deferred income tax assets	32.6	35.5
Deferred charges and other assets	35.2	30.8
Total other assets	335.3	346.3
Total assets	$2,874.8	$2,772.0
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$7.0	$7.0
Accounts payable	448.3	436.8
Income taxes payable	15.8	35.9
Accrued expenses and other current liabilities	146.7	146.9
Total current liabilities	617.8	626.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,162.6	1,165.0
Deferred income tax liabilities	44.7	49.2
Other noncurrent obligations	247.9	256.4
Total noncurrent liabilities	1,455.2	1,470.6
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (June 30, 2018: 48.8 shares issued and 43.0 shares outstanding; December 31, 2017: 48.8 shares issued and 43.4 shares outstanding)	0.5	0.5
Additional paid-in-capital	569.1	578.8
Treasury shares, at cost (June 30, 2018: 5.8 shares; December 31, 2017: 5.4 shares)	(333.3)	(286.8)
Retained earnings	713.4	527.9
Accumulated other comprehensive loss	(147.9)	(145.6)
Total shareholders’ equity	801.8	674.8
Total liabilities and shareholders’ equity	$2,874.8	$2,772.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$1,236.6	$1,145.2	$2,358.1	$2,249.7
Cost of sales	1,073.9	1,018.7	2,020.2	1,924.2
Gross profit	162.7	126.5	337.9	325.5
Selling, general and administrative expenses	61.7	54.7	126.1	114.3
Equity in earnings of unconsolidated affiliates	33.2	29.9	78.8	49.2
Operating income	134.2	101.7	290.6	260.4
Interest expense, net	10.8	18.7	25.7	36.9
Loss on extinguishment of long-term debt	0.2	—	0.2	—
Other expense (income), net	4.5	4.0	0.8	(2.1)
Income before income taxes	118.7	79.0	263.9	225.6
Provision for income taxes	20.4	18.8	45.3	48.1
Net income	$98.3	$60.2	$218.6	$177.5
Weighted average shares- basic	43.1	43.9	43.3	44.0
Net income per share- basic	$2.28	$1.37	$5.05	$4.03
Weighted average shares- diluted	43.8	45.0	44.2	45.2
Net income per share- diluted	$2.24	$1.34	$4.95	$3.93

Dividends per share	$0.40	$0.36	$0.76	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$98.3	$60.2	$218.6	$177.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(16.1)	19.0	(18.2)	23.2
Net gain (loss) on cash flow hedges	11.9	(13.0)	14.7	(17.8)
Pension and other postretirement benefit plans:
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	0.8	1.2	2.2
Total other comprehensive income (loss), net of tax	(3.6)	6.8	(2.3)	7.6
Comprehensive income	$94.7	$67.0	$216.3	$185.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	43.4	5.4	$0.5	$578.8	$(286.8)	$(145.6)	$527.9	$674.8
Net income	—	—	—	—	—	—	218.6	218.6
Other comprehensive loss	—	—	—	—	—	(2.3)	—	(2.3)
Stock-based compensation activity	0.4	(0.4)	—	(9.7)	12.7	—	—	3.0
Purchase of treasury shares	(0.8)	0.8	—	—	(59.2)	—	—	(59.2)
Dividends on ordinary shares ($0.76 per share)	—	—	—	—	—	—	(33.1)	(33.1)
Balance at June 30, 2018	43.0	5.8	$0.5	$569.1	$(333.3)	$(147.9)	$713.4	$801.8
Balance at December 31, 2016	44.3	4.5	$0.5	$573.7	$(217.5)	$(170.2)	$261.2	$447.7
Net income	—	—	—	—	—	—	177.5	177.5
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
Stock-based compensation activity	0.3	(0.3)	—	1.3	11.6	—	—	12.9
Purchase of treasury shares	(0.9)	0.9	—	—	(53.1)	—	—	(53.1)
Dividends on ordinary shares ($0.66 per share)	—	—	—	—	—	—	(29.7)	(29.7)
Balance at June 30, 2017	43.7	5.1	$0.5	$575.0	$(259.0)	$(162.6)	$409.0	$562.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$218.6	$177.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	64.3	51.0
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	0.9	2.7
Deferred income tax	0.4	8.9
Stock-based compensation expense	8.9	7.7
Earnings of unconsolidated affiliates, net of dividends	(11.3)	4.7
Unrealized net losses (gains) on foreign exchange forward contracts	(7.7)	5.0
Loss on extinguishment of long-term debt	0.2	—
Gain on sale of businesses and other assets	(0.5)	(10.3)
Impairment charges	0.4	—
Changes in assets and liabilities
Accounts receivable	(83.0)	(137.7)
Inventories	(31.0)	(66.8)
Accounts payable and other current liabilities	31.8	(9.8)
Income taxes payable	(20.2)	9.1
Other assets, net	(3.7)	(6.2)
Other liabilities, net	14.3	0.8
Cash provided by operating activities	182.4	36.6
Cash flows from investing activities
Capital expenditures	(59.5)	(74.3)
Proceeds from capital expenditures subsidy	1.0	—
Proceeds from the sale of businesses and other assets	1.8	43.7
Distributions from unconsolidated affiliates	—	0.9
Cash used in investing activities	(56.7)	(29.7)
Cash flows from financing activities
Deferred financing fees	(0.6)	—
Short-term borrowings, net	(0.1)	(0.1)
Purchase of treasury shares	(60.5)	(56.4)
Dividends paid	(31.8)	(26.5)
Proceeds from exercise of option awards	2.3	6.0
Withholding taxes paid on restricted share units	(8.3)	(0.3)
Net proceeds from issuance of 2024 Term Loan B	696.5	—
Repayments of 2024 Term Loan B	(700.0)	—
Repayments of 2021 Term Loan B	—	(2.5)
Cash used in financing activities	(102.5)	(79.8)
Effect of exchange rates on cash	(4.6)	7.7
Net change in cash and cash equivalents	18.6	(65.2)
Cash and cash equivalents—beginning of period	432.8	465.1
Cash and cash equivalents—end of period	$451.4	$399.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2018 and 2017 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2017 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

In March 2017, the FASB issued guidance that requires employers to present the service cost component of net periodic benefit cost in the same line item within the statements of operations as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are to be presented outside of any subtotal of operating income. This guidance also requires employers to prospectively only consider the service cost component of net periodic benefit cost for potential capitalization into assets, with all other components of net periodic benefit cost being ineligible for capitalization. The Company adopted this guidance effective January 1, 2018 on a retrospective basis. As a result of this adoption, for the three and six months ended June 30, 2017, the Company reclassified net periodic benefit cost of $1.3 million and $2.5 million, respectively, from “Cost of sales” and $0.7 million and $1.5 million, respectively, from “Selling, general and administrative expenses” to “Other expense (income), net” within the condensed consolidated statements of operations. The change related to capitalization guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued significant amendments to its existing hedge accounting guidance. Among other things, this guidance intends to make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend presentation and disclosure requirements, and changes how companies assess effectiveness. Specifically, the guidance eliminates the requirement to separately measure and record ineffectiveness for cash flow and net investment hedges. The Company adopted this guidance effective April 1, 2018. Based upon our hedging portfolio, this adoption did not result in any cumulative-effect adjustments to retained earnings. The amended presentation and disclosure guidance will be applied prospectively. Refer to Note 8 for further information regarding the impacts of this adoption as well as additional disclosures required by this standard.

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

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and six months ended June 30, 2018 and 2017, respectively:

	Latex	Synthetic	Performance
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
June 30, 2018
United States	$74.8	$—	$82.7	$—	$2.9	$160.4
Europe	119.1	155.3	245.2	164.6	55.3	739.5
Asia-Pacific	82.6	—	60.9	121.0	43.9	308.4
Rest of World	4.3	—	24.0	—	—	28.3
Total	$280.8	$155.3	$412.8	$285.6	$102.1	$1,236.6
June 30, 2017(1)
United States	$78.9	$—	$70.9	$0.5	$2.7	$153.0
Europe	128.9	174.0	211.0	143.1	49.4	706.4
Asia-Pacific	79.2	—	35.0	89.9	54.9	259.0
Rest of World	4.5	—	22.3	—	—	26.8
Total	$291.5	$174.0	$339.2	$233.5	$107.0	$1,145.2

	Latex	Synthetic	Performance
Six Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
June 30, 2018
United States	$139.1	$—	$166.8	$0.2	$6.6	$312.7
Europe	232.6	304.5	494.3	312.6	113.3	1,457.3
Asia-Pacific	156.8	—	108.2	212.4	56.8	534.2
Rest of World	7.6	—	46.3	—	—	53.9
Total	$536.1	$304.5	$815.6	$525.2	$176.7	$2,358.1
June 30, 2017(1)
United States	$155.0	$—	$153.7	$0.7	$6.7	$316.1
Europe	248.3	337.4	410.4	283.0	84.0	1,363.1
Asia-Pacific	168.2	—	67.8	178.0	103.2	517.2
Rest of World	9.0	—	44.3	—	—	53.3
Total	$580.5	$337.4	$676.2	$461.7	$193.9	$2,249.7

(1)	As the Company has adopted Topic 606 utilizing the modified retrospective approach, amounts for the three and six months ended June 30, 2017 above are disclosed as recognized under Topic 605.

For all material contracts with customers, control is transferred and sales are recognized at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 50 days as of June 30, 2018), also varying by segment and region.

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

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the three and six months ended June 30, 2018, the impact of recognizing changes in selling prices related to prior periods was immaterial.

NOTE 4—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is currently supplemented by one joint venture, Americas Styrenics LLC (“Americas Styrenics”, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP). Previously, the Company also had a 50% share in Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate”, a polycarbonate, or PC, joint venture with Sumitomo Chemical Company Limited), until the sale of the Company’s investment in the joint venture during the first quarter of 2017 (refer to discussion below for further information). Investments held in unconsolidated affiliates are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment. The results of Sumika Styron Polycarbonate were included within the Performance Plastics reporting segment (as recast, due to the segment realignment effective January 1, 2018 discussed further in Note 15) until the Company sold its share of the entity during the first quarter of 2017.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their stock are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below. This table includes summarized financial information for Sumika Styron Polycarbonate through the date of sale in January 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales	$481.5	$476.9	$968.1	$910.8
Gross profit	$73.0	$65.2	$168.2	$85.8
Net income	$58.7	$54.1	$144.4	$60.4

Americas Styrenics

As of June 30, 2018 and December 31, 2017, the Company’s investment in Americas Styrenics was $163.8 million and $152.5 million, respectively, which was $40.0 million and $46.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 2.4 years as of June 30, 2018. The Company received dividends from Americas Styrenics of $37.5 million and $67.5 million during the three and six months ended June 30, 2018, respectively, compared to $37.5 million and $45.0 million during the three and six months ended June 30, 2017, respectively.

Sumika Styron Polycarbonate

On January 31, 2017, the Company completed the sale of its 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited for total sales proceeds of approximately $42.1 million. As a result, the Company recorded a gain on sale of $9.3 million during the six months ended June 30, 2017, which was included within

“Other expense (income), net” in the condensed consolidated statements of operations and was allocated entirely to the Performance Plastics segment (as recast under the segment realignment discussed further in Note 15). In addition, the parties entered into a long-term agreement to continue sourcing PC resin from Sumika Styron Polycarbonate to the Company’s Performance Plastics segment.

Due to the sale in January 2017, the Company no longer had an investment in Sumika Styron Polycarbonate as of December 31, 2017. The Company received dividends from Sumika Styron Polycarbonate of zero and $9.8 million during the three and six months ended June 30, 2017 related to the Company’s proportionate share of earnings from the year ended December 31, 2016.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2018	2017
Finished goods	$265.6	$250.9
Raw materials and semi-finished goods	232.4	226.7
Supplies	33.7	32.8
Total	$531.7	$510.4

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, debt consisted of the following:

			June 30, 2018			December 31, 2017
	Interest Rate as of June 30, 2018	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2022 Revolving Facility(2)	Various	September 2022	$—	$—	$—	$—	$—	$—
2024 Term Loan B(3)	4.094%	September 2024	694.8	(17.6)	677.2	698.3	(18.3)	680.0
2025 Senior Notes	5.375%	September 2025	500.0	(8.9)	491.1	500.0	(9.4)	490.6
Accounts Receivable Securitization Facility(4)	Various	May 2019	—	—	—	—	—	—
Other indebtedness	Various	Various	1.3	—	1.3	1.4	—	1.4
Total debt			$1,196.1	$(26.5)	$1,169.6	$1,199.7	$(27.7)	$1,172.0
Less: current portion					(7.0)			(7.0)
Total long-term debt, net of unamortized deferred financing fees					$1,162.6			$1,165.0

(1)

This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

(2)

Under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $360.4 million (net of $14.6 million outstanding letters of credit) as of June 30, 2018. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

(3)	As of June 30, 2018, the 2024 Term Loan B bore an interest rate of LIBOR plus 2.00%, subject to a 0.00%

LIBOR floor. Refer to the discussion below for further information regarding the 2024 Term Loan B repricing that occurred during the second quarter of 2018. As of June 30, 2018, $7.0 million of the scheduled future payments related to this facility were classified as current debt on the Company’s condensed consolidated balance sheet.

(4)

This facility had a borrowing capacity of $150.0 million as of June 30, 2018. Additionally, as of June 30, 2018, the Company had accounts receivable available to support this facility in excess of its borrowing capacity, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.0%.

2024 Term Loan B Repricing

On May 22, 2018, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers” or the “Borrowers”), both wholly-owned subsidiaries of the Company, successfully repriced the effective interest rate on the Company’s 2024 Term Loan B from LIBOR plus 2.50% to LIBOR plus 2.00% (subject to a 0.00% LIBOR floor in both instances). All other key terms associated with the 2024 Term Loan B remained consistent with the terms that existed following the September 2017 refinancing of the Senior Credit Facility (refer to the Annual Report for further information).

As a result of this repricing, during the three months ended June 30, 2018, the Company recognized a $0.2 million loss on extinguishment of long-term debt, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2024 Term Loan B.

Fees incurred in connection with the repricing of the 2024 Term Loan B were $1.1 million, of which $0.5 million were expensed and included within “Other expense (income), net” in the condensed consolidated statement of operations for the three and six months ended June 30, 2018. The remaining $0.6 million of fees were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet, to be amortized along with the remaining $16.4 million of unamortized deferred financing fees related to the 2024 Term Loan B. Capitalized fees related to the 2024 Term Loan B are being amortized over the remainder of the original 7.0 year term of the facility using the effective interest method.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2017 to June 30, 2018. Prior period balances in this table have been recast in conjunction with the segment realignment that occurred during the first quarter of 2018. Refer to Note 15 for further information.

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2017	$16.5	$11.7	$39.6	$4.7	$—	$—	$72.5
Foreign currency impact	(0.4)	(0.2)	(1.6)	(0.1)	—	—	(2.3)
Balance at June 30, 2018	$16.1	$11.5	$38.0	$4.6	$—	$—	$70.2

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

As discussed in Note 2, the Company adopted recently issued hedge accounting guidance effective April 1, 2018. The impacts of this adoption are discussed further below.

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

As of June 30, 2018, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $654.1 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2018:

June 30,
Buy / (Sell)	2018
Euro	$(436.6)
Chinese Yuan	$(76.2)
Swiss Franc	$45.8
Taiwan Dollar	$21.0
Swedish Krona	$14.9

Open foreign exchange forward contracts as of June 30, 2018 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of June 30, 2018 had maturities occurring over a period of six months, and had a net notional U.S. dollar equivalent of $108.0 million.

Interest Rate Swaps

On September 6, 2017, the Company issued the 2024 Term Loan B, which currently bears an interest rate of LIBOR plus 2.00%, subject to a 0.00% LIBOR floor. In order to reduce the variability in interest payments associated with the Company’s variable rate debt, during the third quarter of 2017, the Company entered into certain interest rate swap agreements to convert a portion of these variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to interest expense in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

As of June 30, 2018, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature over a period of five years. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (2.09% as of June 30, 2018) from the counterparties.

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

On September 1, 2017, the Company designated the full notional amount of the CCS (€420 million) as a hedge of the Issuers’ net investment in certain European subsidiaries under the forward method, with all changes in the fair value of the CCS recorded as a component of AOCI, as the CCS were deemed to be highly effective hedges. A cumulative foreign currency translation loss of $38.0 million was recorded within AOCI related to the CCS through March 31, 2018.

Effective April 1, 2018, in conjunction with the adoption of recently issued hedging accounting guidance (see Note 2 for further information), the Company elected as an accounting policy to re-designate the CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of June 30, 2018, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election to be applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness will be recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method will be recognized in AOCI. Prior to the adoption of the new hedging accounting guidance on April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

As of April 1, 2018, the initial excluded component value related to the CCS was $23.6 million, which the Company has elected to amortize as a reduction of “Interest expense, net” in the condensed consolidated statements of operations using the straight-line method over the remaining term of the CCS. Additionally, the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of the CCS will also be recognized within “Interest expense, net” in the condensed consolidated statements of operations.

Summary of Derivative Instruments

The following tables present the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations for Derivative Instruments
	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Cost of sales	Interest expense, net	Other expense (income), net	Cost of sales	Interest expense, net	Other expense (income), net
Total amounts of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$1,073.9	$10.8	$4.5	$1,018.7	$18.7	$4.0

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(2.6)	$—	$—	$1.0	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$0.1	$—	$—	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain (loss) excluded from effectiveness testing	$—	$3.9	$—	$—	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$14.1	$—	$—	$(8.8)

	Location and Amount of Gain (Loss) Recognized in Statements of Operations for Derivative Instruments
	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Cost of sales	Interest expense, net	Other expense (income), net	Cost of sales	Interest expense, net	Other expense (income), net
Total amounts of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$2,020.2	$25.7	$0.8	$1,924.2	$36.9	$(2.1)

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(6.3)	$—	$—	$3.5	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—	$—	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain (loss) excluded from effectiveness testing	$—	$3.9	$—	$—	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$8.8	$—	$—	$(10.5)

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and six months ended June 30, 2018 and 2017:

	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$10.7	$(13.0)	$10.2	$(17.8)
Interest rate swaps	1.2	—	4.5	—
Total	$11.9	$(13.0)	$14.7	$(17.8)
Designated as Net Investment Hedges
Euro Notes	$—	$(19.7)	$—	$(24.7)
Cross currency swaps (CCS)	30.8	—	10.3	—
Total	$30.8	$(19.7)	$10.3	$(24.7)

The Company recorded gains of $14.1 million and $8.8 million during the three and six months ended June 30, 2018, respectively, and losses of $8.8 million and $10.5 million during the three and six months ended June 30, 2017, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction losses of $16.1 million and $5.7 million during the three and six months ended June 30, 2018, respectively, and gains of $7.3 million and $7.9 million during the three and six months ended June 30, 2017, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statement of cash flows.

The Company expects to reclassify in the next twelve months less than a $0.1 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of June 30, 2018 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2018
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$6.3	$1.1	$1.2	$7.9	$16.5
Deferred charges and other assets	—	—	6.3	—	6.3
Gross derivative asset position	6.3	1.1	7.5	7.9	22.8
Less: Counterparty netting	(0.9)	—	—	—	(0.9)
Net derivative asset position	$5.4	$1.1	$7.5	$7.9	$21.9
Liability Derivatives:
Accounts payable	$(1.0)	$(2.3)	$—	$—	$(3.3)
Other noncurrent obligations	—	—	—	(19.2)	(19.2)
Gross derivative liability position	(1.0)	(2.3)	—	(19.2)	(22.5)
Less: Counterparty netting	0.9	—	—	—	0.9
Net derivative liability position	$(0.1)	$(2.3)	$—	$(19.2)	$(21.6)
Total net derivative position	$5.3	$(1.2)	$7.5	$(11.3)	$0.3

	December 31, 2017
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.7	$—	$—	$10.8	$11.5
Deferred charges and other assets	—	—	3.0	—	3.0
Gross derivative asset position	0.7	—	3.0	10.8	14.5
Less: Counterparty netting	(0.6)	—	—	—	(0.6)
Net derivative asset position	$0.1	$—	$3.0	$10.8	$13.9
Liability Derivatives:
Accounts payable	$(3.1)	$(11.1)	$(0.1)	$—	$(14.3)
Other noncurrent obligations	—	—	—	(28.3)	(28.3)
Gross derivative liability position	(3.1)	(11.1)	(0.1)	(28.3)	(42.6)
Less: Counterparty netting	0.6	—	—	—	0.6
Net derivative liability position	$(2.5)	$(11.1)	$(0.1)	$(28.3)	$(42.0)
Total net derivative position	$(2.4)	$(11.1)	$2.9	$(17.5)	$(28.1)

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$5.4	$—	$5.4
Foreign exchange forward contracts—(Liabilities)	—	(0.1)	—	(0.1)
Foreign exchange cash flow hedges—Assets	—	1.1	—	1.1
Foreign exchange cash flow hedges—(Liabilities)	—	(2.3)	—	(2.3)
Interest rate swaps—Assets	—	7.5	—	7.5
Cross currency swaps—Assets	—	7.9	—	7.9
Cross currency swaps—(Liabilities)	—	(19.2)	—	(19.2)
Total fair value	$—	$0.3	$—	$0.3

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(2.5)	—	(2.5)
Foreign exchange cash flow hedges—(Liabilities)	—	(11.1)	—	(11.1)
Interest rate swaps—Assets	—	3.0	—	3.0
Interest rate swaps—(Liabilities)	—	(0.1)	—	(0.1)
Cross currency swaps—Assets	—	10.8	—	10.8
Cross currency swaps—(Liabilities)	—	(28.3)	—	(28.3)
Total fair value	$—	$(28.1)	$—	$(28.1)

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2018 and December 31, 2017, respectively:

	As of	As of
	June 30, 2018	December 31, 2017
2025 Senior Notes	$496.3	$518.8
2024 Term Loan B	696.5	705.7
Total fair value	$1,192.8	$1,224.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of June 30, 2018 and December 31, 2017.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Effective income tax rate	17.2%	23.8%	17.2%	21.3%

Provision for income taxes for the three and six months ended June 30, 2018 were $20.4 million and $45.3 million, each resulting in an effective tax rate of 17.2%. Provision for income taxes for the three and six months ended June 30, 2017 were $18.8 million, resulting in an effective tax rate of 23.8%, and $48.1 million, resulting in an effective tax rate of 21.3%, respectively.

The decrease in the effective tax rate for the three and six months ended June 30, 2018 as compared to the same periods in 2017 was primarily driven by the reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017. The decrease for the six months ended June 30, 2018 that related to the reduction in the U.S. federal corporate tax rate effective in 2018 was partially offset by the $9.3 million gain on sale of the Company’s 50% share in Sumika Styron Polycarbonate during the six months ended June 30, 2017, which was exempt from tax (refer to Note 4 for further information).

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental conditions were retained by Dow, and Dow has agreed to indemnify the Company from and against all environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of June 30, 2018 and December 31, 2017, the Company had no accrued obligations for environmental remediation and restoration costs.

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

Litigation Matters

From time to time, the Company may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as employees, product liability, antitrust/competition, past waste disposal practices and release of chemicals into the environment. While it is impossible at this time to determine with certainty the ultimate outcome of these routine claims, the Company does not believe that the ultimate resolution of these claims will have a material adverse effect on the Company’s results of operations, financial condition or cash flow. Legal costs, including those legal costs expected to be incurred in connection with a loss contingency, are expensed as incurred.

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Defined Benefit Pension Plans
Service cost	$3.1	$4.7	$6.2	$9.3
Interest cost	1.2	1.1	2.5	2.2
Expected return on plan assets	(0.5)	(0.4)	(1.1)	(0.8)
Amortization of prior service credit	(0.3)	(0.5)	(0.6)	(1.0)
Amortization of net loss	0.9	1.4	1.9	2.8
Net settlement and curtailment loss(1)	—	—	—	0.1
Net periodic benefit cost	$4.4	$6.3	$8.9	$12.6

(1)

Represents a settlement loss of approximately $0.5 million triggered by benefit payments exceeding the sum of service and interest cost for one of the Company’s pension plans in Switzerland, partially offset by a curtailment gain of approximately $0.4 million related to a reduction in the number of participants in the Company’s pension plan in Japan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Other Postretirement Plans
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.1	0.1
Amortization of prior service cost	—	—	0.1	0.1
Amortization of net gain	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3

In accordance with recently issued accounting standards, service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. Refer to Note 2 for further information.

As of June 30, 2018 and December 31, 2017, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $188.2 million and $188.7 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.1 million and $3.1 million during the three and six months ended June 30, 2018, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $3.2 million to its defined benefit plans for the remainder of 2018.

NOTE 13—STOCK-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s stock-based compensation programs included in the tables below.

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2018 and 2017, as well as unrecognized compensation cost as of June 30, 2018:

					As of
	Three Months Ended		Six Months Ended		June 30, 2018
	June 30,		June 30,		Unrecognized	Weighted
	2018	2017	2018	2017	Compensation Cost	Average Years
RSUs	$2.1	$2.1	$4.3	$4.0	$13.4	2.0
Options	0.6	0.5	3.4	3.2	2.3	1.5
PSUs	0.7	0.3	1.2	0.5	6.0	2.3
Total stock-based compensation expense	$3.4	$2.9	$8.9	$7.7

The following table summarizes awards granted and the respective weighted average grant date fair value for the six months ended June 30, 2018:

	Six Months Ended
	June 30, 2018
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	111,228	$79.94
Options	202,963	22.29
PSUs	50,289	88.51

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the six months ended June 30, 2018:

Six Months Ended
June 30,
2018
Expected term (in years)	5.50
Expected volatility	32.00%
Risk-free interest rate	2.71%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering (“IPO”) in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ stock that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the six months ended June 30, 2018, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the six months ended June 30, 2018:

Six Months Ended
June 30,
2018
Expected term (in years)	3.00
Expected volatility	36.00%
Risk-free interest rate	2.42%
Share price	$81.20

Determining the fair value of PSUs requires considerable judgment, including estimating the expected volatility of the price of the Company’s ordinary shares, the correlation between the Company’s share price and that of its peer companies, and the expected rate of interest. The expected volatility for each grant is determined based on the historical volatility of the Company’s ordinary shares. The expected term of PSUs represents the length of the performance period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a duration equivalent to the performance period. The share price is the closing price of the Company’s ordinary shares on the grant date.

NOTE 14—ACQUISITIONS AND DIVESTITURES

Acquisition of API Plastics

On July 10, 2017, the Company acquired 100% of the equity interests of API Applicazioni Plastiche Industriali S.p.A (“API Plastics”), a privately held company. The gross purchase price for the acquisition was $90.6 million, inclusive of $8.4 million of cash acquired, yielding a net purchase price of $82.3 million, all of which was paid for during the year ended December 31, 2017 (noting no cash flows during the six months ended June 30, 2017). API Plastics, based in Mussolente, Italy, is a manufacturer of soft-touch polymers and bioplastics, such as thermoplastic elastomers (“TPEs”), whose results are included within our Performance Plastics segment.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the six months ended June 30, 2018, there were no changes to the purchase price allocation for the acquisition of API Plastics. Transaction and integration costs related to advisory and professional fees incurred in conjunction with the API Plastics acquisition were $0.2 million and $0.6 million during the three and six months ended June 30, 2018, respectively, compared to $1.1 million during both the three and six months ended June 30, 2017, respectively, and were included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Refer to the Annual Report for further information.

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

Effective January 1, 2018, the Company realigned its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. Under this new segmentation, the Company will no longer have divisions, but will continue to report operating results for six segments, four of which remain unchanged from the Company’s prior segmentation: Latex Binders, Synthetic Rubber, Feedstocks, and Americas Styrenics. The results of our Polystyrene business, which were previously included within the results of the Basic Plastics segment, are now reported as a stand-alone segment. Performance Plastics, which previously consisted of compounds, blends, and ABS products sold to the automotive market, now includes the remaining portion of the Company’s ABS business, as well as the results of the Company’s SAN and PC businesses. This segmentation change will provide enhanced clarity to investors by concentrating the Company’s more specialized plastics into a single reporting segment, while also reducing complexity as PC and ABS are the primary inputs into the downstream production of the Company’s compounds and blends. The information in the tables below has been retroactively adjusted to reflect the changes in reporting segments.

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

Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below.

	Latex	Synthetic	Performance			Americas	Corporate
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
June 30, 2018
Sales to external customers	$280.8	$155.3	$412.8	$285.6	$102.1	$—	$—	$1,236.6
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	33.2	—	33.2
Adjusted EBITDA(1)	36.0	30.6	48.9	13.7	32.4	33.2
Investment in unconsolidated affiliates	—	—	—	—	—	163.8	—	163.8
Depreciation and amortization	6.3	11.3	6.7	2.9	3.0	—	2.1	32.3
June 30, 2017
Sales to external customers	$291.5	$174.0	$339.2	$233.5	$107.0	$—	$—	$1,145.2
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	29.9	—	29.9
Adjusted EBITDA(1)	36.1	27.7	48.5	6.8	(1.2)	29.9
Investment in unconsolidated affiliates	—	—	—	—	—	153.1	—	153.1
Depreciation and amortization	5.8	8.7	4.4	2.1	3.1	—	2.2	26.3

	Latex	Synthetic	Performance			Americas	Corporate
Six Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
June 30, 2018
Sales to external customers	$536.1	$304.5	$815.6	$525.2	$176.7	$—	$—	$2,358.1
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	78.8	—	78.8
Adjusted EBITDA(1)	63.5	56.2	114.3	23.3	73.9	78.8
Investment in unconsolidated affiliates	—	—	—	—	—	163.8	—	163.8
Depreciation and amortization	12.4	22.5	13.0	5.8	6.0	—	4.6	64.3
June 30, 2017
Sales to external customers	$580.5	$337.4	$676.2	$461.7	$193.9	$—	$—	$2,249.7
Equity in earnings of unconsolidated affiliates	—	—	0.8	—	—	48.4	—	49.2
Adjusted EBITDA(1)	72.9	74.0	100.5	20.5	40.7	48.4
Investment in unconsolidated affiliates	—	—	—	—	—	153.1	—	153.1
Depreciation and amortization	11.4	17.1	8.4	4.2	5.6	—	4.3	51.0

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

The reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income before income taxes	$118.7	$79.0	$263.9	$225.6
Interest expense, net	10.8	18.7	25.7	36.9
Depreciation and amortization	32.3	26.3	64.3	51.0
Corporate Unallocated(2)	24.6	21.6	44.9	49.0
Adjusted EBITDA Addbacks(3)	8.4	2.2	11.2	(5.5)
Segment Adjusted EBITDA	$194.8	$147.8	$410.0	$357.0

(2)Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(3)Adjusted EBITDA addbacks for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Loss on extinguishment of long-term debt (Note 6)	$0.2	$—	$0.2	$—
Net gain on disposition of businesses and assets (Note 4)	—	—	(0.5)	(9.9)
Restructuring and other charges (Note 16)	1.2	1.1	1.7	3.3
Acquisition transaction and integration costs (Note 14)	0.2	1.1	0.6	1.1
Other items(a)	6.8	—	9.2	—
Total Adjusted EBITDA Addbacks	$8.4	$2.2	$11.2	$(5.5)

(a)

Other items for the three and six months ended June 30, 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, as well as fees incurred in conjunction with the Company’s term loan repricing which was completed during the second quarter of 2018.

.

NOTE 16—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Life-to-date
	2018	2017	2018	2017	Charges	Segment
Terneuzen Compounding Restructuring(1)
Asset impairment/accelerated depreciation	$0.3	$0.6	$0.6	$1.1	$2.6
Employee termination benefits	0.2	0.2	0.3	0.2	0.8
Contract terminations	—	—	—	0.6	0.6
Decommissioning and other	0.2	—	0.2	—	1.0
Terneuzen Subtotal	$0.7	$0.8	$1.1	$1.9	$5.0	Performance Plastics
Livorno Plant Restructuring(2)
Asset impairment/accelerated depreciation	$0.4	$—	$0.4	$—	$14.7
Employee termination benefits	—	0.2	—	0.4	5.4
Contract terminations	—	—	—	—	0.3
Decommissioning and other	0.1	0.5	0.4	1.1	3.4
Livorno Subtotal	$0.5	$0.7	$0.8	$1.5	$23.8	Latex Binders
Other Restructurings	0.3	0.3	0.4	1.1		Various
Total Restructuring Charges	$1.5	$1.8	$2.3	$4.5

(1)

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. The new facility is expected to be operational by the end of 2018, with substantive production at the existing facility expected to cease by December 2018, followed by decommissioning activities in 2019. The Company expects to incur incremental accelerated depreciation charges of approximately $0.5 million through the end of 2018, as well as estimated employee termination benefit charges and decommissioning and other charges of approximately $0.7 million throughout 2019, the majority of which are expected to be paid throughout 2019.

(2)	In August 2016, the Company announced its plan to cease manufacturing activities at its latex binders manufacturing facility in Livorno, Italy. Production at the facility ceased in October 2016 and decommissioning activities began in the fourth quarter of 2016. In June 2018, the Company entered into a preliminary agreement to sell the land where the former facility is located, subject to certain activities being completed prior to closing. In conjunction with the execution of this agreement, the Company received approximately $1.3 million of the purchase price as a prepayment, which has been deferred and recorded within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet as of June 30, 2018. The Company expects to record an immaterial gain on sale when the transaction is completed.

Furthermore, as this sale is considered probable within one year of the balance sheet date, the Company recorded the $12.2 million of land as held-for-sale within “Other current assets”, as well as a deferred tax liability associated with that land of $2.9 million as held-for-sale within “Accrued expenses and other current liabilities”, on the condensed consolidated balance sheet as of June 30, 2018. The Company will continue to incur additional decommissioning costs associated with this plant shutdown through the closing date of the sale, the cost of which will be expensed as incurred.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of June 30, 2018. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.

	Balance at			Balance at
	December 31, 2017	Expenses	Deductions(1)	June 30, 2018
Employee termination benefits	$1.4	$0.3	$(0.8)	$0.9
Contract terminations	0.6	—	—	0.6
Decommissioning and other	—	1.0	(1.0)	—
Total	$2.0	$1.3	$(1.8)	$1.5

(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

.5

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2018 and 2017	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of March 31, 2018	$(96.6)	$(44.4)	$(3.3)	$(144.3)
Other comprehensive income (loss)	(16.1)	—	9.4	(6.7)
Amounts reclassified from AOCI to net income (1)	—	0.6	2.5	3.1
Balance as of June 30, 2018	$(112.7)	$(43.8)	$8.6	$(147.9)

Balance as of March 31, 2017	$(114.8)	$(62.1)	$7.5	$(169.4)
Other comprehensive income (loss)	19.0	—	(12.0)	7.0
Amounts reclassified from AOCI to net income (1)	—	0.8	(1.0)	(0.2)
Balance as of June 30, 2017	$(95.8)	$(61.3)	$(5.5)	$(162.6)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2018 and 2017	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2017	$(94.5)	$(45.0)	$(6.1)	$(145.6)
Other comprehensive income (loss)	(18.2)	—	8.4	(9.8)
Amounts reclassified from AOCI to net income (1)	—	1.2	6.3	7.5
Balance at June 30, 2018	$(112.7)	$(43.8)	$8.6	$(147.9)

Balance as of December 31, 2016	$(119.0)	$(63.5)	$12.3	$(170.2)
Other comprehensive income (loss)	23.2	—	(14.3)	8.9
Amounts reclassified from AOCI to net income (1)	—	2.2	(3.5)	(1.3)
Balance as of June 30, 2017	$(95.8)	$(61.3)	$(5.5)	$(162.6)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and six months ended June 30, 2018 and 2017, respectively:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI
AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2018	2017	2018	2017	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$2.6	$(1.0)	$6.3	$(3.5)	Cost of sales
Interest rate swaps	(0.1)	—	—	—	Interest expense, net
Total before tax	2.5	(1.0)	6.3	(3.5)
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$2.5	$(1.0)	$6.3	$(3.5)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.5)	$(0.5)	$(0.9)	(a)
Net actuarial loss	1.0	1.7	2.2	3.3	(a)
Net settlement and curtailment loss	—	—	—	0.6	(a)
Total before tax	0.8	1.2	1.7	3.0
Tax effect	(0.2)	(0.4)	(0.5)	(0.8)	Provision for income taxes
Total, net of tax	$0.6	$0.8	$1.2	$2.2

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

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

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2018	2017	2018	2017
Earnings:
Net income	$98.3	$60.2	$218.6	$177.5
Shares:
Weighted average ordinary shares outstanding	43.1	43.9	43.3	44.0
Dilutive effect of RSUs, option awards, and PSUs(1)	0.7	1.1	0.9	1.2
Diluted weighted average ordinary shares outstanding	43.8	45.0	44.2	45.2
Income per share:
Income per share—basic	$2.28	$1.37	$5.05	$4.03
Income per share—diluted	$2.24	$1.34	$4.95	$3.93

(1) Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share were 0.4 million and 0.2 million for the three and six months ended June 30, 2018, respectively, and 0.3 million and 0.2 million for the three and six months ended June 30, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2018 Year-to-Date Highlights

During the three and six months ended June 30, 2018, Trinseo recognized net income of $98.3 million and $218.6 million, respectively, and Adjusted EBITDA of $170.2 million and $365.1 million, respectively. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Term Loan Repricing

During the three months ended June 30, 2018, the Company executed a repricing of its 2024 Term Loan B, thereby reducing the stated interest rate on this facility from LIBOR plus 2.50% to LIBOR plus 2.00% (subject to a 0.00% LIBOR floor in both instances). At current LIBO rates, the Company expects an aggregate cash interest savings from this repricing of $3.5 million annually.

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

Share Repurchases and Dividends

During the six months ended June 30, 2018, under existing authority from its board of directors, the Company purchased approximately 0.8 million ordinary shares from its shareholders through open market transactions for an aggregate purchase price of $60.5 million. Additionally, during the six months ended June 30, 2018, the Company’s board of directors declared quarterly dividends for an aggregate value of $0.76 per ordinary share, or $33.1 million.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated. As a result of accounting guidance adopted in 2018 related to pension accounting, certain prior period financial information included in the sections below has been recast to conform to the current year presentation. Refer to Note 2 in the condensed consolidated financial statements for further information.

References to portfolio adjustments below represent the impacts of the Company’s acquisition and divestiture activity, including the sale of our joint venture Sumika Styron Polycarbonate and the acquisition of API Plastics, both of which occurred during 2017. Refer to the condensed consolidated financial statements for further information.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2018	%	2017	%	2018	%	2017	%
Net sales	$1,236.6	100%	$1,145.2	100%	$2,358.1	100%	$2,249.7	100%
Cost of sales	1,073.9	87%	1,018.7	89%	2,020.2	86%	1,924.2	86%
Gross profit	162.7	13%	126.5	11%	337.9	14%	325.5	14%
Selling, general and administrative expenses	61.7	5%	54.7	5%	126.1	5%	114.3	5%
Equity in earnings of unconsolidated affiliates	33.2	3%	29.9	3%	78.8	3%	49.2	2%
Operating income	134.2	11%	101.7	9%	290.6	12%	260.4	11%
Interest expense, net	10.8	1%	18.7	2%	25.7	1%	36.9	2%
Loss on extinguishment of long-term debt	0.2	—%	—	—%	0.2	—%	—	—%
Other expense (income), net	4.5	—%	4.0	—%	0.8	—%	(2.1)	—%
Income before income taxes	118.7	10%	79.0	7%	263.9	11%	225.6	9%
Provision for income taxes	20.4	2%	18.8	2%	45.3	2%	48.1	2%
Net income	$98.3	8%	$60.2	5%	$218.6	9%	$177.5	7%

Three Months Ended – June 30, 2018 vs. June 30, 2017

Net Sales

Of the 8% increase, a 3% increase was due to higher sales volume across all segments, with the exception of Feedstocks, and a 7% increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. Portfolio adjustments, which includes the acquisition of API Plastics during the third quarter of 2017, increased net sales by 1%. These increases were partially offset by a 3% decrease due to the pass through of lower raw material costs, primarily lower butadiene cost which was partially offset by higher styrene cost.

Cost of Sales

Of the 5% increase, a 6% increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis, and a 3% increase was due to higher sales volume, primarily within Performance Plastics and Polystyrene. Portfolio adjustments, which includes the acquisition of API Plastics during the third quarter of 2017, and increased fixed costs contributed to a combined 2% increase in cost of sales. Partially offsetting these increases was a 6% decrease due to lower raw materials costs, primarily related to butadiene.

Gross Profit

The increase was primarily attributable to higher styrene margins and favorable currency impacts. Additionally, gross profit increased from favorable net timing impacts in the current year, in comparison to unfavorable net timing impacts in the prior year. Lower margins outside of the Feedstocks segment, including impacts from raw material costs, were more than offset by higher sales volume across nearly all segments, except Feedstocks. See below for detailed segment discussion.

Selling, General and Administrative Expenses

The $7.0 million increase is comprised of several factors. The majority of the increase was due to higher advisory and professional fees, which resulted in an approximate $4.0 million increase, primarily related to fees incurred in conjunction with the Company’s recently initiated project to complete the transition of business and technical services from Dow, as well as fees related to certain growth initiatives. An increase of $0.5 million was due to the acquisition of API Plastics, which did not occur until the third quarter of 2017, with an additional increase of $0.5 million from higher stock-based compensation expense. The majority of the remaining increase was due to currency impacts on our euro based expenses, as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings was due to higher equity earnings from Americas Styrenics, which increased from $29.9 million in 2017 to $33.2 million in 2018, primarily due to lower margins in the prior year on second quarter sales of styrene purchased during an extended outage at its St. James, LA facility.

Interest Expense, Net

The decrease was primarily attributable to a reduction in interest rates from the Company’s debt refinancing during the third quarter of 2017.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $0.2 million for the three months ended June 30, 2018, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2024 Term Loan B repricing.

Other Expense (Income), net

Other expense, net for the three months ended June 30, 2018 was $4.5 million, which included net foreign exchange transaction losses for the period of $2.0 million. Net foreign exchange transaction losses included $16.1 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $14.1 million of gains from our foreign exchange forward contracts. Other expense, net for the period also included $1.6 million of expense related to the non-service cost components of net periodic benefit cost and $0.5 million of fees incurred in conjunction with the repricing of the Company’s 2024 Term Loan B during the second quarter of 2018.

Other expense, net for the three months ended June 30, 2017 was $4.0 million, which included net foreign exchange transaction losses for the period of $1.5 million. Net foreign exchange transaction losses included $7.3 million of foreign exchange transaction gains primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $8.8 million of losses from our foreign exchange forward contracts. Other expense, net for the period also included $2.0 million of expense related to the non-service cost components of net periodic benefit cost and other expenses of $0.5 million.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2018 totaled $20.4 million resulting in an effective tax rate of 17.2%. Provision for income taxes for the three months ended June 30, 2017 totaled $18.8 million resulting in an effective tax rate of 23.8%.

The increase in provision for income taxes was primarily driven by the $39.7 million increase in income before income taxes. This increase was partially offset by the impact from the reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the enactment of the “Tax Cuts and Jobs Act” signed into law on December 22, 2017.

Six Months Ended – June 30, 2018 vs. June 30, 2017

Net Sales

Of the 5% increase, 8% of the increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis, and 1% of the increase was related to the acquisition of API Plastics, which did not occur until the third quarter of 2017. These increases were partially offset by a 4% decrease due to the pass through of lower raw material costs, primarily related to butadiene cost, and a 1% decrease due to lower sales volume, with decreases in the Feedstocks, Latex Binders, and Synthetic Rubber segments mostly offset by increases in the Company’s remaining segments.

Cost of Sales

Of the 5% increase, 8% of the increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis, and 1% of the increase was related to the acquisition of API Plastics, which did not occur until the third quarter of 2017. Partially offsetting these increases was a 5% decrease due to lower raw materials costs, primarily related to butadiene.

Gross Profit

The increase was due mainly to improved performance in the Feedstocks and Performance Plastics segments, along with favorable currency impacts across all segments, as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis. These increases were partially offset by decreases in the Latex Binders and Synthetic Rubber segments. See below for detailed segment discussion.

Selling, General and Administrative Expenses

The $11.8 million increase is comprised of several offsetting factors. Higher advisory and professional fees resulted in an approximate $6.0 million increase, primarily related to fees incurred in conjunction with the Company’s recently initiated project to complete the transition of business and technical services from Dow, as well as fees related to certain growth initiatives. Additionally, increases of $2.5 million and $1.2 million, respectively, were incurred due to the acquisition of API Plastics, which did not occur until the third quarter of 2017, and higher stock-based compensation expense. Partially offsetting these increases was $2.2 million of lower restructuring charges, noting lower accelerated depreciation and contract termination charges in the current year related to the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands, as well as lower overall decommissioning and employee termination benefit charges related to our decision to cease manufacturing operations at our latex facility in Livorno, Italy (refer to Note 16 in the condensed consolidated financial statements for further information). The majority of the remaining increase was due to currency impacts on our euro based expenses, as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings primarily resulted from higher equity earnings from Americas Styrenics, which increased from $49.2 million in 2017 to $78.8 million in 2018, primarily due to the impact from an extended prior year styrene outage at its St. James, LA facility.

Interest Expense, Net

The decrease was primarily attributable to a reduction in interest rates from the Company’s debt refinancing during the third quarter of 2017.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $0.2 million for the six months ended June 30, 2018, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2024 Term Loan B repricing.

Other Expense (Income), net

Other expense, net for the six months ended June 30, 2018 was $0.8 million, which included $3.3 million of expense related to the non-service cost components of net periodic benefit cost and $0.5 million of fees incurred in conjunction with the repricing of the Company’s 2024 Term Loan B during the second quarter of 2018. These expenses were partially offset by net foreign exchange transaction gains for the period of $3.1 million. Net foreign exchange transactions gains included $5.7 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $8.8 million of gains from our foreign exchange forward contracts.

Other income, net for the six months ended June 30, 2017 was $2.1 million, which included a $9.3 million gain related to the sale of the Company’s 50% share in Sumika Styron Polycarbonate in January 2017 (refer to Note 4 in the condensed consolidated financial statements for further information). Additionally, net foreign exchange transaction losses for the period were $2.6 million, which included $7.9 million of foreign exchange transaction gains primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $10.5 million of losses from our foreign exchange forward contracts. Other income, net for the period also included $4.0 million of expense related to the non-service cost components of net periodic benefit cost.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2018 totaled $45.3 million resulting in an effective tax rate of 17.2%. Provision for income taxes for the six months ended June 30, 2017 totaled $48.1million resulting in an effective tax rate of 21.3%.

The decrease in provision for income taxes was primarily driven by the impact from the reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the enactment of the “Tax Cuts and Jobs Act” signed into law on December 22, 2017. Also included in income before incomes taxes for the six months ended June 30, 2017 was the $9.3 million gain on sale of our 50% share in Sumika Styron Polycarbonate, which was exempt from tax.

Outlook

Overall, the Company expects continued solid performance and cash generation during the third quarter and throughout the remainder of 2018. For the third quarter, profitability is expected to be sequentially lower due to seasonality, a lower level of planned styrene outages resulting in decreasing styrene margins within our Feedstocks segment, and a somewhat softer tire market demand impacting our Synthetic Rubber segment. The Company continues to expect growth in 2019 within its Latex Binders, Synthetic Rubber, and Performance Plastics segments, stable year-over-year performance within its Polystyrene and Americas Styrenics segments, and continued strong performance in its Feedstocks segment, excluding the approximately $20.0 million of favorable unplanned styrene outage impacts experienced in the first half of 2018.

Selected Segment Information

As discussed above, effective January 1, 2018, the Company realigned its organizational structure to include the following reporting segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2018 and 2017, which have been recast to reflect the Company’s new organizational structure. Inter-segment sales have been eliminated. Refer to Note 15 in the condensed consolidated financial statements for further information on these changes, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$280.8	$291.5	(4)%	$536.1	$580.5	(8)%
Adjusted EBITDA	$36.0	$36.1	(0)%	$63.5	$72.9	(13)%
Adjusted EBITDA margin	13%	12%		12%	13%

Three Months Ended – June 30, 2018 vs. June 30, 2017

Of the 4% decrease in net sales, 9% was due to the pass through of lower raw material costs, particularly butadiene. This decrease was partially offset by a 1% increase due to higher sales volume, primarily related to the carpet and adhesives and construction markets, as well as a 4% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

Adjusted EBITDA was flat year over year. Higher sales volume and favorable currency impacts, as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis, resulted in a 5% and 3% increase in Adjusted EBITDA, respectively. These increases were offset by unfavorable raw material impacts, including increasing butadiene cost in Asia, which resulted in a 7% decrease due to lower margins.

Six Months Ended – June 30, 2018 vs. June 30, 2017

Of the 8% decrease in net sales, 9% was due to the pass through of lower raw material costs, particularly butadiene, and 4% was due to lower sales volume, mainly to the Europe paper market, on a year-to-date basis. Partially offsetting these decreases was a 5% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

Adjusted EBITDA decreased by 13%, including a 12% decrease due to margins, which was primarily attributable to raw material cost dynamics. Additionally, lower sales volume, primarily to the Europe paper market, resulted in a 7% decrease in Adjusted EBITDA. Partially offsetting these decreases was a 2% increase due to fixed cost improvements as well as a 3% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

Synthetic Rubber Segment

Our Synthetic Rubber segment produces styrene-butadiene and polybutadiene-based rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR, nickel polybutadiene rubber, or Ni-PBR, and neodymium polybutadiene rubber, or Nd-PBR, while also producing core products, such as emulsion styrene-butadiene rubber, or ESBR.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$155.3	$174.0	(11)%	$304.5	$337.4	(10)%
Adjusted EBITDA	$30.6	$27.7	10%	$56.2	$74.0	(24)%
Adjusted EBITDA margin	20%	16%		18%	22%

Three Months Ended – June 30, 2018 vs. June 30, 2017

Net sales decreased 11% from the prior year, primarily due to the pass through of lower raw material cost, particularly butadiene, which resulted in a 21% decrease. This decrease was partially offset by a 2% increase due to higher sales volume, specifically higher SSBR and ESBR sales volume, as well as an 8% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

Of the 10% increase in Adjusted EBITDA, 3% was due to favorable net timing impacts, partially offset by lower margins across several products, including impacts from higher raw material and utility costs. Currency impacts resulted in a 6% increase, as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis, and lower fixed costs resulted in a 2% increase in Adjusted EBITDA.

Six Months Ended – June 30, 2018 vs. June 30, 2017

Net sales decreased 10% from the prior year, primarily due to the pass through of lower raw material cost, particularly butadiene, which resulted in an 18% decrease. Additionally, 2% of the decrease resulted from lower sales volume, primarily related to ESBR sales volume as export sales opportunities were more favorable in the prior year. These decreases were partially offset by a 10% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

The majority of the decrease in Adjusted EBITDA was due to unfavorable raw material timing, primarily resulting from rapidly increasing butadiene prices in the prior year, higher utility cost, and product mix, as well as lower margins on export sales due to very favorable conditions in the prior year, which resulted in a combined $22.9 million, or 31% decrease. Partially offsetting these decreases were a 5% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis, and a 2% increase from higher sales volume, primarily in SSBR.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$412.8	$339.2	22%	$815.6	$676.2	21%
Adjusted EBITDA	$48.9	$48.5	1%	$114.3	$100.5	14%
Adjusted EBITDA margin	12%	14%		14%	15%

Three Months Ended – June 30, 2018 vs. June 30, 2017

Of the 22% increase in net sales, 9% was due to higher sales volume, mainly from the Company’s ABS expansion in China, as well as an 8% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. Additionally, API Plastics resulted in a 4% increase and the pass through of higher raw material costs resulted in a 1% increase.

Adjusted EBITDA was relatively flat year over year. Higher sales volume, including the impact of the China ABS expansion, as well as the acquisition of API Plastics resulted in a combined 35% increase in Adjusted EBITDA. Currency impacts resulted in a 7% increase, as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. These impacts were mostly offset by lower margin, including higher fixed costs, as well as an approximate $10.0 million unfavorable impact from significant planned maintenance activities in the current year, which resulted in a combined 42% decrease in Adjusted EBITDA.

Six Months Ended – June 30, 2018 vs. June 30, 2017

Of the 21% increase in net sales, 4% was due to higher sales volume, mainly from the Company’s ABS expansion in China, and 10% was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis. Additionally, 2% of the increase was due to price increases, mainly from higher polycarbonate prices, as well as the pass through of higher raw material costs to our customers, and 4% of the increase was due to API Plastics.

The overall 14% increase in Adjusted EBITDA was the result of several factors. Higher sales volume, particularly from the Company’s ABS expansion in China, resulted in a 10% increase, and currency impacts resulted in a 9% increase, as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis. Portfolio adjustments resulted in a combined 3% increase in Adjusted EBITDA. Partially offsetting these increases were a 6% decrease from lower margins, primarily due to end market mix, and a 4% decrease from higher fixed costs, primarily due to significant planned maintenance activities in the current year.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$285.6	$233.5	22%	$525.2	$461.7	14%
Adjusted EBITDA	$13.7	$6.8	101%	$23.3	$20.5	14%
Adjusted EBITDA margin	5%	3%		4%	4%

Three Months Ended – June 30, 2018 vs. June 30, 2017

Of the 22% increase in net sales, 10% was due to higher sales volume, particularly in Asia, and 7% was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. Additionally, the pass through of higher raw material costs to our customers resulted in a 5% increase in net sales.

The increase in Adjusted EBITDA was primarily due to higher margins from favorable net timing impacts, which resulted in a 75% increase, as well as higher sales volume, particularly in Asia, which resulted in a 34% increase in Adjusted EBITDA. Currency impacts resulted in a 17% increase, as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis. These increases were partially offset by increased fixed costs, which decreased Adjusted EBITDA by 25%.

Six Months Ended – June 30, 2018 vs. June 30, 2017

Of the 14% increase in net sales, 5% was due to higher sales volume, particularly in Asia, and 8% was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

The 14% increase in Adjusted EBITDA was primarily due to higher sales volume, particularly in Asia, which resulted in an 11% increase, and currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis, which resulted in an 11% increase. Partially offsetting these increases was a 10% decrease due to increased fixed costs.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including, but not limited to, polystyrene, SB latex, ABS resins, and SSBR.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$102.1	$107.0	(5)%	$176.7	$193.9	(9)%
Adjusted EBITDA	$32.4	$(1.2)	2,800%	$73.9	$40.7	82%
Adjusted EBITDA margin	32%	(1)%		42%	21%

Three Months Ended – June 30, 2018 vs. June 30, 2017

Of the 5% decrease in net sales, lower styrene related sales volume resulted in a 22% decrease. This decrease was partially offset by the pass through of higher styrene prices, which resulted in a 12% increase, as well as a 5% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a quarter-to-date basis.

The increase in Adjusted EBITDA was mainly due to higher styrene margins resulting from continued strong demand which is increasing operating rates alongside limited supply additions, as well as favorable net timing impacts.

Six Months Ended – June 30, 2018 vs. June 30, 2017

Of the 9% decrease in net sales, lower styrene related sales volume resulted in a 19% decrease. The pass through of higher styrene prices resulted in a 2% increase, and currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis resulted in a 7% increase.

The increase in Adjusted EBITDA was mainly due to higher styrene margins and production volumes, primarily from continued strong demand which is increasing operating rates alongside limited supply additions.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Adjusted EBITDA*	$33.2	$29.9	11%	$78.8	$48.4	63%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

Three Months Ended – June 30, 2018 vs. June 30, 2017

The increase in Adjusted EBITDA was mainly due to higher styrene margin, including an unfavorable impact in the prior year from lower margin spot sales following a maintenance outage.

Six Months Ended – June 30, 2018 vs. June 30, 2017

The increase in Adjusted EBITDA was mainly due to an extended production outage in the prior year at the Americas Styrenics St. James, LA facility, as well as higher styrene margins in the current year.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net income	$98.3	$60.2	$218.6	$177.5
Interest expense, net	10.8	18.7	25.7	36.9
Provision for income taxes	20.4	18.8	45.3	48.1
Depreciation and amortization	32.3	26.3	64.3	51.0
EBITDA(a)	$161.8	$124.0	$353.9	$313.5
Loss on extinguishment of long-term debt	0.2	—	0.2	—
Net gain on disposition of businesses and assets(b)	—	—	(0.5)	(9.9)
Restructuring and other charges(c)	1.2	1.1	1.7	3.3
Acquisition transaction and integration costs(d)	0.2	1.1	0.6	1.1
Other items(e)	6.8	—	9.2	—
Adjusted EBITDA	$170.2	$126.2	$365.1	$308.0

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

(b)

Net gain on disposition of businesses and assets during the six months ended June 30, 2017 relates to the sale of our 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited, for which the Company recorded a gain on sale of $9.3 million. Refer to Note 4 in the condensed consolidated financial statements for further information.

(c)

Restructuring and other charges for the periods presented above primarily relate to decommissioning, contract termination, and employee termination benefit charges incurred in connection with the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands as well as the Company’s decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 16 in the condensed consolidated financial statements for further information.

(d)

Acquisition transaction and integration costs for the periods presented above relate to advisory and professional fees incurred in conjunction with the Company’s acquisition of API Plastics. Refer to Note 14 in the condensed consolidated financial statements for further information.

(e)

Other items for the three and six months ended June 30, 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, as well as fees incurred in conjunction with the Company’s 2024 Term Loan B repricing which was completed during the second quarter of 2018.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2018 and 2017, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$182.4	$36.6
Investing activities	(56.7)	(29.7)
Financing activities	(102.5)	(79.8)
Effect of exchange rates on cash	(4.6)	7.7
Net change in cash and cash equivalents	$18.6	$(65.2)

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2018 totaled $182.4 million, inclusive of $67.5 million in dividends from Americas Styrenics. Net cash used in operating assets and liabilities for the six months ended June 30, 2018 totaled $91.8 million, noting increases in accounts receivable of $83.0 million and inventories of $31.0 million, and decreases in income taxes payable of $20.2 million. This activity was partially offset by an increase in accounts payable and other current liabilities of $31.8 million. Accounts receivable at the end of the second quarter increased relative to the end of 2017 primarily due to the pass through of increased raw material prices to our customers as well as increased sales volume. The increase in inventories was primarily due to increased raw material prices, partially offset by the sale of inventory that had been built in anticipation of planned turnarounds which occurred during the second quarter. The decrease in income taxes payable was a result of payment of certain cash taxes during the second quarter in our primary operating jurisdictions. The increase in accounts payable was primarily due to increases in raw material prices as well as timing of vendor payments.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 totaled $56.7 million, primarily resulting from capital expenditures of $59.5 million. This was partially offset by proceeds received of $1.8 million from the sale of businesses and other assets, primarily comprised of $1.3 million received as a prepayment in connection with the Company’s preliminary agreement for the sale of certain land in Livorno, Italy (refer to Note 16 within the condensed consolidated financial statements for further information).

Net cash used in investing activities for the six months ended June 30, 2017 totaled $29.7 million, primarily from capital expenditures of $74.3 million during the period, partially offset by proceeds received of $42.1 million from the sale of the Company’s 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2018 totaled $102.5 million. This activity was primarily due to $60.5 million of payments related to the repurchase of ordinary shares, $31.8 million of dividends paid, and $3.5 million of net principal payments related to our 2024 Term Loan B during the period. Additionally, net cash used in financing activities included $8.3 million of withholding taxes paid related to the vesting of certain RSUs during the period, partially offset by $2.3 million of proceeds received from the exercise of option awards.

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

	Six Months Ended
	June 30,
(in millions)	2018	2017
Cash provided by operating activities	$182.4	$36.6
Capital expenditures	(59.5)	(74.3)
Free Cash Flow	$122.9	$(37.7)

Refer to the discussion above for significant impacts to cash provided by operating activities for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018 and December 31, 2017, we had $1,196.1 million and $1,199.7 million, respectively, in outstanding indebtedness and $1,157.5 million and $1,019.6 million, respectively, in working capital. In addition, as of June 30, 2018 and December 31, 2017, we had $117.4 million and $128.3 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of June 30, 2018 and December 31, 2017 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designating as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report.

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2018			December 31, 2017
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$694.8	4.2%	$15.9	$698.3	3.9%	$9.6
2022 Revolving Facility	—	—	1.4	—	—	1.0
2020 Senior Credit Facility
2021 Term Loan B	—	—	—	—	4.3%	15.9
2020 Revolving Facility	—	—	—	—	—	2.3
2025 Senior Notes	500.0	5.4%	10.0	500.0	5.4%	9.4
2022 Senior Notes
USD Notes	—	—	—	—	6.8%	14.4
Euro Notes	—	—	—	—	6.4%	18.8
Accounts Receivable Securitization Facility	—	—	0.8	—	—	2.8
Other indebtedness*	1.3	4.8%	—	1.4	4.8%	0.1
Total	$1,196.1		$28.1	$1,199.7		$74.3

*For the six months ended June 30, 2018, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022, and has a borrowing capacity of $375.0 million. As of June 30, 2018, the Company had no outstanding borrowings, and had

$360.4 million (net of $14.6 million outstanding letters of credit) of funds available for borrowing under the 2022 Revolving Facility. Further, as of June 30, 2018, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. During the second quarter of 2018, the Company executed a repricing of its 2024 Term Loan B, thereby reducing the stated interest rate on this facility from LIBOR plus 2.50% to LIBOR plus 2.00% (subject to a 0.00% LIBOR floor in both instances). Additionally, the Company made net principal payments of $3.5 million on the 2024 Term Loan B during the six months ended June 30, 2018, with an additional $7.0 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of June 30, 2018.

Our 2025 Senior Notes, as issued under the Indenture, include $500.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2015. Interest on the 2025 Senior Notes is payable semi-annually on May 3 and November 3 of each year, which commenced on May 3, 2018. These notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to our Annual Report for further information.

We also continue to maintain our Accounts Receivable Securitization Facility which matures in May 2019 and contains a borrowing capacity of $150.0 million. As of June 30, 2018, there were no amounts outstanding under this facility, and the Company had accounts receivable available to support this facility in excess of its borrowing capacity, based on the pool of eligible accounts receivable.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of June 30, 2018, the Company was in compliance with all of these debt covenant requirements. Refer to our Annual Report for further information on the details of these covenant requirements.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the six months ended June 30, 2018, the Company declared total dividends of $0.76 per ordinary share (totaling $33.1 million), $18.3 million of which remains accrued as of June 30, 2018 and the majority of which will be paid in July 2018. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2018. We believe that funds provided by operations, our existing cash and cash equivalent balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. Nevertheless, our ability to generate future cash and to pay our indebtedness and fund other liquidation needs is subject to certain risks described under Part I, Item 1A-“Risk Factors” of our Annual Report. As of June 30, 2018, we

were in compliance with all the covenants and default provisions under our debt agreements.

Contractual Obligations and Commercial Commitments

Other than the repricing of the Company’s 2024 Term Loan B, which was completed in May 2018 (refer to Note 6 in the condensed consolidated financial statements), there have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report.

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

We describe our significant accounting policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report, while we discuss our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report. There have been no material revisions to the significant accounting policies or critical accounting policies and estimates as filed in our Annual Report, other than the impacts to our significant accounting policies from the adoption of recent revenue accounting guidance adopted January 1, 2018 and recent hedge accounting guidance adopted April 1, 2018, discussed further within Notes 2, 3, and 8 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Note 14 to the condensed consolidated financial statements, in July 2017, the Company completed the acquisition of API Plastics. As permitted by the SEC, management elected to exclude this acquisition from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2017. As of June 30, 2018, the Company was in the process of finalizing the integration of API Plastics into its internal control system, which was completed in July 2018.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Item 1A of our Annual Report for the year ended December 31, 2017. The information presented below provides an update to, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Trinseo Europe GmbH, one of our subsidiaries, received a Request for Information from the European Commission Directorate General for Competition, involving commercial activity for styrene monomer. To the extent the European Commission’s inquiry would lead to findings that the Company’s subsidiary violated the law, the results of this finding could have a material adverse effect on our business, financial condition and results of operations.

On June 6, 2018, Trinseo Europe GmbH, a subsidiary of the Company, received a Request for Information in the form of a letter from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area. The Company is fully cooperating with the European Commissions’ request and has delivered all requested documents responsive to this request.

Notwithstanding the delivery of our response to the European Commission, this matter remains open with the European Commission. As a result, we are unable to make any predictions regarding the ultimate outcome of our response to the European Commission’s request.

Based on its findings, the European Commission may decide to: (i) require further information; (ii) conduct unannounced raids of the Company’s premises; (iii) adopt decisions imposing fines, interim measures to halt immediately any anti-competitive behavior, orders for the Company to cease anti-competitive activities, and/or certain behavioral or structural commitments from the Company; or (iv) take no further action. If Trinseo Europe GmbH is found to have violated one or more laws, it could also be subject to additional actions by local competition authorities.  European Commission inquiries or investigations can continue over a long period of time, which can divert the attention of our management from day-to-day operations and impose significant administrative burdens. Any of these consequences could damage our reputation and impair our ability to conduct business, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended June 30, 2018 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2018	261,581	$74.20	261,581	935,527	(1)
May 1 - May 31, 2018	209,653	$74.32	209,653	725,874	(1)
June 1 - June 30, 2018	—	$—	—	725,874	(1)
Total	471,234	$74.26	471,234

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

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 5, 2017)

10.1

Credit Agreement among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of September 6, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 7, 2017)

10.2†

Amendment to the Credit Agreement dated September 6, 2017 among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Materials   S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of May 22, 2018

10.3	Form of Cross Currency Rate Swap Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 7, 2017)

10.4†	Letter Agreement, dated June 18, 2018, between Trinseo S.A. and Angelo N. Chaclas, defining retirement for purpose of equity awards

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 3, 2018

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Barry J. Niziolek
Name:	Barry J. Niziolek
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)