Form 10-Q
period 2018-09-30
Trinseo S.A.
filed 2018-11-09
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

(610) 240-3200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻	

Non-accelerated filer	◻	Smaller reporting company	◻	Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of November 7, 2018, there were 42,320,717 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2018

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report under Part II, Item 1A— “Risk Factors”, our Annual Report filed with the SEC on March 1, 2018 under Part I, Item IA— “Risk Factors”, and our Quarterly Report filed with the SEC on August 3, 2018 under Part II, Item 1A – “Risk Factors”.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Investor Relations section of our website, www.trinseo.com, as soon as reasonably practicable after the reports are electronically filed or furnished with the SEC. We provide this website and information contained in or connected to it for informational purposes only. That information is not a part of this Quarterly Report.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$421.4	$432.8
Accounts receivable, net of allowance for doubtful accounts (September 30, 2018: $5.0; December 31, 2017: $5.6)	753.1	685.5
Inventories	585.6	510.4
Other current assets	39.0	17.5
Total current assets	1,799.1	1,646.2
Investments in unconsolidated affiliates	180.8	152.5
Property, plant and equipment, net of accumulated depreciation (September 30, 2018: $579.3; December 31, 2017: $523.7)	594.3	627.0
Other assets
Goodwill	69.9	72.5
Other intangible assets, net	195.7	207.5
Deferred income tax assets	32.5	35.5
Deferred charges and other assets	37.7	30.8
Total other assets	335.8	346.3
Total assets	$2,910.0	$2,772.0
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$7.0	$7.0
Accounts payable	459.9	436.8
Income taxes payable	19.6	35.9
Accrued expenses and other current liabilities	141.7	146.9
Total current liabilities	628.2	626.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,161.7	1,165.0
Deferred income tax liabilities	46.4	49.2
Other noncurrent obligations	247.5	256.4
Total noncurrent liabilities	1,455.6	1,470.6
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (September 30, 2018: 48.8 shares issued and 42.5 shares outstanding; December 31, 2017: 48.8 shares issued and 43.4 shares outstanding)	0.5	0.5
Additional paid-in-capital	572.2	578.8
Treasury shares, at cost (September 30, 2018: 6.3 shares; December 31, 2017: 5.4 shares)	(367.6)	(286.8)
Retained earnings	770.9	527.9
Accumulated other comprehensive loss	(149.8)	(145.6)
Total shareholders’ equity	826.2	674.8
Total liabilities and shareholders’ equity	$2,910.0	$2,772.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$1,199.7	$1,096.6	$3,557.8	$3,346.3
Cost of sales	1,068.1	948.1	3,088.3	2,872.3
Gross profit	131.6	148.5	469.5	474.0
Selling, general and administrative expenses	60.0	65.0	186.1	179.3
Equity in earnings of unconsolidated affiliates	34.5	43.8	113.3	93.0
Operating income	106.1	127.3	396.7	387.7
Interest expense, net	10.1	18.4	35.8	55.4
Loss on extinguishment of long-term debt	—	65.3	0.2	65.3
Other expense (income), net	2.1	2.1	2.9	(0.1)
Income before income taxes	93.9	41.5	357.8	267.1
Provision for income taxes	19.2	8.3	64.5	56.4
Net income	$74.7	$33.2	$293.3	$210.7
Weighted average shares- basic	42.6	43.7	43.0	43.9
Net income per share- basic	$1.75	$0.76	$6.82	$4.80
Weighted average shares- diluted	43.3	44.8	43.9	45.0
Net income per share- diluted	$1.72	$0.74	$6.68	$4.68

Dividends per share	$0.40	$0.36	$1.16	$1.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$74.7	$33.2	$293.3	$210.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(4.6)	(1.6)	(22.8)	21.6
Net gain (loss) on cash flow hedges	2.1	(3.7)	16.8	(21.5)
Pension and other postretirement benefit plans:
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	0.8	1.8	3.0
Total other comprehensive income (loss), net of tax	(1.9)	(4.5)	(4.2)	3.1
Comprehensive income	$72.8	$28.7	$289.1	$213.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	43.4	5.4	$0.5	$578.8	$(286.8)	$(145.6)	$527.9	$674.8
Net income	—	—	—	—	—	—	293.3	293.3
Other comprehensive loss	—	—	—	—	—	(4.2)	—	(4.2)
Stock-based compensation activity	0.4	(0.4)	—	(6.6)	13.4	—	—	6.8
Purchase of treasury shares	(1.3)	1.3	—	—	(94.2)	—	—	(94.2)
Dividends on ordinary shares ($1.16 per share)	—	—	—	—	—	—	(50.3)	(50.3)
Balance at September 30, 2018	42.5	6.3	$0.5	$572.2	$(367.6)	$(149.8)	$770.9	$826.2
Balance at December 31, 2016	44.3	4.5	$0.5	$573.7	$(217.5)	$(170.2)	$261.2	$447.7
Net income	—	—	—	—	—	—	210.7	210.7
Other comprehensive income	—	—	—	—	—	3.1	—	3.1
Stock-based compensation activity	0.4	(0.4)	—	3.1	15.7	—	—	18.8
Purchase of treasury shares	(1.0)	1.0	—	—	(61.9)	—	—	(61.9)
Dividends on ordinary shares ($1.02 per share)	—	—	—	—	—	—	(45.8)	(45.8)
Balance at September 30, 2017	43.7	5.1	$0.5	$576.8	$(263.7)	$(167.1)	$426.1	$572.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$293.3	$210.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	96.0	80.1
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	0.8	4.0
Deferred income tax	2.1	(2.6)
Stock-based compensation expense	12.3	10.8
Earnings of unconsolidated affiliates, net of dividends	(28.3)	(4.1)
Unrealized net gains on foreign exchange forward contracts	(5.4)	(2.8)
Loss on extinguishment of long-term debt	0.2	65.3
Gain on sale of businesses and other assets	(0.5)	(10.5)
Impairment charges	0.4	4.3
Changes in assets and liabilities
Accounts receivable	(77.8)	(92.8)
Inventories	(86.1)	(57.3)
Accounts payable and other current liabilities	46.4	(1.0)
Income taxes payable	(16.3)	6.3
Other assets, net	(17.2)	(14.4)
Other liabilities, net	18.6	(1.2)
Cash provided by operating activities	238.5	194.8
Cash flows from investing activities
Capital expenditures	(90.9)	(108.9)
Cash paid to acquire a business, net of cash acquired	—	(79.7)
Proceeds from capital expenditures subsidy	1.0	—
Proceeds from the sale of businesses and other assets	1.8	46.2
Distributions from unconsolidated affiliates	—	0.9
Cash used in investing activities	(88.1)	(141.5)
Cash flows from financing activities
Deferred financing fees	(0.6)	(19.2)
Short-term borrowings, net	(0.2)	(0.2)
Purchase of treasury shares	(95.5)	(65.2)
Dividends paid	(49.0)	(42.2)
Proceeds from exercise of option awards	2.6	8.3
Withholding taxes paid on restricted share units	(8.1)	(0.2)
Net proceeds from issuance of 2024 Term Loan B	696.5	700.0
Repayments of 2024 Term Loan B	(701.8)	—
Repayments of 2021 Term Loan B	—	(492.5)
Net proceeds from issuance of 2025 Senior Notes	—	500.0
Repayments of 2022 Senior Notes	—	(746.0)
Prepayment penalty on long-term debt	—	(53.0)
Cash used in financing activities	(156.1)	(210.2)
Effect of exchange rates on cash	(5.7)	10.5
Net change in cash and cash equivalents	(11.4)	(146.4)
Cash and cash equivalents—beginning of period	432.8	465.1
Cash and cash equivalents—end of period	$421.4	$318.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2018 and 2017 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2017 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

NOTE 2—RECENT ACCOUNTING GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued guidance (“Topic 606”) which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance, which the FASB issued certain clarifying updates for, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 effective January 1, 2018, electing to apply the modified retrospective approach only to contracts that were not completed as of the date of initial application at the individual contract level, rather than applying the portfolio approach. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting standards (“Topic 605”). As a result of the Company’s implementation procedures, the Company has determined that the cumulative effect to retained earnings from initially applying Topic 606 was immaterial and therefore, no adjustment was recorded. Furthermore, based on current contracts with customers, the Company does not expect the adoption of the new revenue standard to have a material impact to its financial statements on an ongoing basis. Refer to Note 3 for new disclosure requirements in effect as a result of this adoption.

In February 2016, the FASB issued guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize on the consolidated balance sheets lease liabilities and corresponding right-of-use assets for all leases with terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. Although early adoption is permitted, the Company will adopt this new guidance on the effective date for public companies of January 1, 2019. The new guidance must be adopted using a modified retrospective transition, applying the new standard to all leases existing at the date of initial application, which will be the effective date of January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has completed its risk assessment and scoping procedures for the adoption of this guidance through a number of procedures, including conducting surveys with relevant stakeholders in the business, evaluating its known lease population and data constraints, and selecting the leasing software tool that will be utilized in the adoption. The Company remains in the process of implementing this tool, evaluating available practical expedients and accounting policy elections, assessing new disclosure requirements, designing and implementing key controls, and quantifying the expected impact of the adoption on its consolidated financial statements.

However, as the Company is the lessee under various real estate, railcar, and other equipment leases, which it currently accounts for as operating leases, the Company currently anticipates the most significant impact of this adoption will be the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet.

In March 2017, the FASB issued guidance that requires employers to present the service cost component of net periodic benefit cost in the same line item within the statements of operations as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are to be presented outside of any subtotal of operating income. This guidance also requires employers to prospectively only consider the service cost component of net periodic benefit cost for potential capitalization into assets, with all other components of net periodic benefit cost being ineligible for capitalization. The Company adopted this guidance effective January 1, 2018 on a retrospective basis. As a result of this adoption, for the three and nine months ended September 30, 2017, the Company reclassified net periodic benefit cost of $1.4 million and $3.8 million, respectively, from “Cost of sales” and $0.7 million and $2.2 million, respectively, from “Selling, general and administrative expenses” to “Other expense (income), net” within the condensed consolidated statements of operations. The change related to capitalization guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued significant amendments to its existing hedge accounting guidance. Among other things, this guidance intends to make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend presentation and disclosure requirements, and changes how companies assess effectiveness. Specifically, the guidance eliminates the requirement to separately measure and record ineffectiveness for cash flow and net investment hedges. The Company adopted this guidance effective April 1, 2018. Based upon the Company’s hedging portfolio, this adoption did not result in any cumulative-effect adjustments to retained earnings. The amended presentation and disclosure guidance will be applied prospectively. Refer to Note 8 for further information regarding the impacts of this adoption as well as additional disclosures required by this standard.

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

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension plans or other postretirement plans. This amendment is effective for public companies for fiscal years ending after December 15, 2020. Early adoption is permitted, and the provisions of the amendment should be applied on a retrospective basis to all periods presented. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In August 2018, the FASB issued guidance which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard update is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  Entities may choose to adopt the new guidance either retrospectively or prospectively to eligible costs incurred on or after the date first applied. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

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

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2018 and 2017:

	Latex	Synthetic	Performance
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
September 30, 2018
United States	$77.3	$—	$87.0	$—	$3.0	$167.3
Europe	117.0	137.7	226.7	148.3	61.2	690.9
Asia-Pacific	80.0	—	62.7	104.0	66.8	313.5
Rest of World	3.7	—	24.3	—	—	28.0
Total	$278.0	$137.7	$400.7	$252.3	$131.0	$1,199.7
September 30, 2017(1)
United States	$73.7	$—	$76.8	$0.1	$3.5	$154.1
Europe	113.0	118.7	223.6	144.9	61.8	662.0
Asia-Pacific	75.3	—	39.1	93.4	45.7	253.5
Rest of World	4.3	—	22.7	—	—	27.0
Total	$266.3	$118.7	$362.2	$238.4	$111.0	$1,096.6

	Latex	Synthetic	Performance
Nine Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
September 30, 2018
United States	$216.3	$—	$253.7	$0.2	$9.6	$479.8
Europe	349.6	442.2	720.9	460.9	174.5	2,148.1
Asia-Pacific	236.9	—	171.0	316.4	123.6	847.9
Rest of World	11.4	—	70.6	—	—	82.0
Total	$814.2	$442.2	$1,216.2	$777.5	$307.7	$3,557.8
September 30, 2017(1)
United States	$228.7	$—	$230.6	$0.8	$10.2	$470.3
Europe	361.2	456.1	634.0	427.9	145.9	2,025.1
Asia-Pacific	243.6	—	106.8	271.5	148.8	770.7
Rest of World	13.2	—	67.0	—	—	80.2
Total	$846.7	$456.1	$1,038.4	$700.2	$304.9	$3,346.3

(1)	As the Company has adopted Topic 606 utilizing the modified retrospective approach, amounts for the three and nine months ended September 30, 2017 above are disclosed as recognized under Topic 605.

For all material contracts with customers, control is transferred and sales are recognized at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 53 days as of September 30, 2018), also varying by segment and region.

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

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the three and nine months ended September 30, 2018, the impact of recognizing changes in selling prices related to prior periods was immaterial.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales	$462.1	$458.7	$1,430.2	$1,369.6
Gross profit	$74.1	$90.6	$242.3	$176.4
Net income	$62.1	$81.1	$206.4	$141.5

Americas Styrenics

As of September 30, 2018 and December 31, 2017, the Company’s investment in Americas Styrenics was $180.8 million and $152.5 million, respectively, which was $36.6 million and $46.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 2.1 years as of September 30, 2018. The Company received dividends from Americas Styrenics of $17.5 million and $85.0 million during the three and nine months ended September 30, 2018, respectively, compared to $35.0 million and $80.0 million during the three and nine months ended September 30, 2017, respectively.

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

Due to the sale in January 2017, the Company no longer had an investment in Sumika Styron Polycarbonate as of December 31, 2017. The Company received dividends from Sumika Styron Polycarbonate of zero and $9.8 million during the three and nine months ended September 30, 2017, respectively, related to the Company’s proportionate share of earnings from the year ended December 31, 2016.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2018	2017
Finished goods	$292.7	$250.9
Raw materials and semi-finished goods	254.9	226.7
Supplies	38.0	32.8
Total	$585.6	$510.4

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, debt consisted of the following:

			September 30, 2018			December 31, 2017
	Interest Rate as of September 30, 2018	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2022 Revolving Facility(2)	Various	September 2022	$—	$—	$—	$—	$—	$—
2024 Term Loan B(3)	4.242%	September 2024	693.0	(16.9)	676.1	698.3	(18.3)	680.0
2025 Senior Notes	5.375%	September 2025	500.0	(8.6)	491.4	500.0	(9.4)	490.6
Accounts Receivable Securitization Facility(4)	Various	September 2021	—	—	—	—	—	—
Other indebtedness	Various	Various	1.2	—	1.2	1.4	—	1.4
Total debt			$1,194.2	$(25.5)	$1,168.7	$1,199.7	$(27.7)	$1,172.0
Less: current portion					(7.0)			(7.0)
Total long-term debt, net of unamortized deferred financing fees					$1,161.7			$1,165.0

(1)

This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

(2)

Under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $360.5 million (net of $14.5 million outstanding letters of credit) as of September 30, 2018. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

(3)	As of September 30, 2018, $7.0 million of the scheduled future payments related to this facility were classified as current debt on the Company’s condensed consolidated balance sheet.
(4)

This facility had a borrowing capacity of $150.0 million as of September 30, 2018. Additionally, as of September 30, 2018, the Company had accounts receivable available to support this facility in excess of its borrowing capacity, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.00%. As a result of an amendment that was executed during the third quarter of 2018, this facility now has a maturity date of September 2021.

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

As a result of this repricing, during the nine months ended September 30, 2018, the Company recognized a $0.2 million loss on extinguishment of long-term debt, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2024 Term Loan B.

Fees incurred in connection with the repricing of the 2024 Term Loan B were $1.1 million, of which $0.5 million were expensed and included within “Other expense (income), net” in the condensed consolidated statement of operations for the nine months ended September 30, 2018. The remaining $0.6 million of fees were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet, to be amortized along with the remaining $16.4 million of unamortized deferred financing fees related to the 2024 Term Loan B. Capitalized fees related to the 2024 Term Loan B continue to be amortized over the remainder of the original 7.0 year term of the facility using the effective interest method.

2017 Debt Refinancing

During the three and nine months ended September 30, 2017, the Company executed a refinancing of its debt. This included issuing $500.0 million aggregate principal amount of 5.375% 2025 Senior Notes as well as entering into a new

Senior Credit Facility, which consists of the $375.0 million 2022 Revolving Facility and the $700.0 million 2024 Term Loan B, bearing an interest rate of LIBOR plus 2.50% (prior to the 2018 repricing mentioned above), subject to a 0.00% LIBOR floor.

Using the net proceeds from the above along with available cash, the Company redeemed all outstanding indebtedness under its existing 2022 Senior Notes and repaid all outstanding borrowings under its existing 2020 Senior Credit Facility, together with a $53.0 million call premium on the 2022 Senior Notes, accrued and unpaid interest, and fees and other expenses related to the refinancing.

As a result of the refinancing, the Company recorded a loss on extinguishment of long-term debt of $65.3 million during the three and nine months ended September 30, 2017. Refer to the Annual Report for further information.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2017 to September 30, 2018. Prior period balances in this table have been recast in conjunction with the segment realignment that occurred during the first quarter of 2018. Refer to Note 15 for further information.

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2017	$16.5	$11.7	$39.6	$4.7	$—	$—	$72.5
Foreign currency impact	(0.4)	(0.3)	(1.8)	(0.1)	—	—	(2.6)
Balance at September 30, 2018	$16.1	$11.4	$37.8	$4.6	$—	$—	$69.9

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

As discussed in Note 2, the Company adopted new hedge accounting guidance effective April 1, 2018. The impacts of this adoption are discussed further below.

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment.

As of September 30, 2018, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $487.1 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2018:

September 30,
Buy / (Sell)	2018
Euro	$(301.1)
Chinese Yuan	$(54.1)
Swiss Franc	$51.4
Mexican Peso	$(13.1)
Indonesian Rupiah	$(11.5)

Open foreign exchange forward contracts as of September 30, 2018 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of September 30, 2018 had maturities occurring over a period of fifteen months, and had a net notional U.S. dollar equivalent of $124.8 million.

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

As of September 30, 2018, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature over a period of five years. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (2.24% as of September 30, 2018) from the counterparties.

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

On August 29, 2017, the Issuers executed an indenture pursuant to which they issued the $500.0 million 5.375% 2025 Senior Notes. Subsequently, on September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (“CCS”), swapping USD principal and interest payments on the newly issued 2025 Senior Notes for euro-denominated payments. Under the terms of the CCS, the Company has notionally exchanged $500.0 million at an interest rate of 5.375% for €420.0 million at a weighted average interest rate of 3.45% for approximately five years.

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

Effective April 1, 2018, in conjunction with the adoption of recently issued hedging accounting guidance (see Note 2 for further information), the Company elected as an accounting policy to re-designate the CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of September 30, 2018, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Prior to the adoption of the new hedging accounting guidance on April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

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

Summary of Derivative Instruments

The following tables present the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations for Derivative Instruments
	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Cost of sales	Interest expense, net	Other expense (income), net	Cost of sales	Interest expense, net	Other expense (income), net
Total amounts of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$1,068.1	$10.1	$2.1	$948.1	$18.4	$2.1

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of loss reclassified from AOCI into income	$(0.6)	$—	$—	$(2.7)	$—	$—
Interest rate swaps
Amount of gain reclassified from AOCI into income	$—	$0.1	$—	$—	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$3.8	$—	$—	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$8.2	$—	$—	$(6.5)

	Location and Amount of Gain (Loss) Recognized in Statements of Operations for Derivative Instruments
	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Cost of sales	Interest expense, net	Other expense (income), net	Cost of sales	Interest expense, net	Other expense (income), net
Total amounts of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$3,088.3	$35.8	$2.9	$2,872.3	$55.4	$(0.1)

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(6.8)	$—	$—	$0.8	$—	$—
Interest rate swaps
Amount of gain reclassified from AOCI into income	$—	$0.1	$—	$—	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$7.7	$—	$—	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$17.0	$—	$—	$(17.0)

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and nine months ended September 30, 2018 and 2017:

	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$1.2	$(4.5)	$11.3	$(22.2)
Interest rate swaps	0.9	0.8	5.5	0.7
Total	$2.1	$(3.7)	$16.8	$(21.5)
Designated as Net Investment Hedges
Euro Notes	$—	$(13.9)	$—	$(38.6)
Cross currency swaps (CCS)	(0.6)	(7.1)	9.7	(7.1)
Total	$(0.6)	$(21.0)	$9.7	$(45.7)

The Company recorded gains of $8.2 million and $17.0 million during the three and nine months ended September 30, 2018, respectively, and losses of $6.5 million and $17.0 million during the three and nine months ended September 30, 2017, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction losses of $6.9 million and $12.6 million during the three and nine months ended September 30, 2018, respectively, and gains of $8.2 million and $16.1 million during the three and nine months ended September 30, 2017, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statements of cash flows.

The Company expects to reclassify in the next twelve months an approximate $1.6 million net gain from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of September 30, 2018 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2018
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$4.4	$0.9	$1.6	$5.7	$12.6
Deferred charges and other assets	—	—	6.8	—	6.8
Gross derivative asset position	4.4	0.9	8.4	5.7	19.4
Less: Counterparty netting	(0.8)	(0.2)	—	—	(1.0)
Net derivative asset position	$3.6	$0.7	$8.4	$5.7	$18.4
Liability Derivatives:
Accounts payable	$(1.4)	$(0.9)	$—	$—	$(2.3)
Other noncurrent obligations	—	—	—	(16.2)	(16.2)
Gross derivative liability position	(1.4)	(0.9)	—	(16.2)	(18.5)
Less: Counterparty netting	0.8	0.2	—	—	1.0
Net derivative liability position	$(0.6)	$(0.7)	$—	$(16.2)	$(17.5)
Total net derivative position	$3.0	$—	$8.4	$(10.5)	$0.9

	December 31, 2017
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.7	$—	$—	$10.8	$11.5
Deferred charges and other assets	—	—	3.0	—	3.0
Gross derivative asset position	0.7	—	3.0	10.8	14.5
Less: Counterparty netting	(0.6)	—	—	—	(0.6)
Net derivative asset position	$0.1	$—	$3.0	$10.8	$13.9
Liability Derivatives:
Accounts payable	$(3.1)	$(11.1)	$(0.1)	$—	$(14.3)
Other noncurrent obligations	—	—	—	(28.3)	(28.3)
Gross derivative liability position	(3.1)	(11.1)	(0.1)	(28.3)	(42.6)
Less: Counterparty netting	0.6	—	—	—	0.6
Net derivative liability position	$(2.5)	$(11.1)	$(0.1)	$(28.3)	$(42.0)
Total net derivative position	$(2.4)	$(11.1)	$2.9	$(17.5)	$(28.1)

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$3.6	$—	$3.6
Foreign exchange forward contracts—(Liabilities)	—	(0.6)	—	(0.6)
Foreign exchange cash flow hedges—Assets	—	0.7	—	0.7
Foreign exchange cash flow hedges—(Liabilities)	—	(0.7)	—	(0.7)
Interest rate swaps—Assets	—	8.4	—	8.4
Cross currency swaps—Assets	—	5.7	—	5.7
Cross currency swaps—(Liabilities)	—	(16.2)	—	(16.2)
Total fair value	$—	$0.9	$—	$0.9

	December 31, 2017
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(2.5)	—	(2.5)
Foreign exchange cash flow hedges—(Liabilities)	—	(11.1)	—	(11.1)
Interest rate swaps—Assets	—	3.0	—	3.0
Interest rate swaps—(Liabilities)	—	(0.1)	—	(0.1)
Cross currency swaps—Assets	—	10.8	—	10.8
Cross currency swaps—(Liabilities)	—	(28.3)	—	(28.3)
Total fair value	$—	$(28.1)	$—	$(28.1)

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2018 and December 31, 2017, respectively:

	As of	As of
	September 30, 2018	December 31, 2017
2025 Senior Notes	$483.3	$518.8
2024 Term Loan B	694.3	705.7
Total fair value	$1,177.6	$1,224.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of September 30, 2018 and December 31, 2017.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Effective income tax rate	20.5%	20.0%	18.0%	21.1%

Provision for income taxes for the three and nine months ended September 30, 2018 were $19.2 million, resulting in an effective tax rate of 20.5%, and $64.5 million, resulting in an effective tax rate of 18.0%, respectively. Provision for income taxes for the three and nine months ended September 30, 2017 were $8.3 million, resulting in an effective tax rate of 20%, and $56.4 million, resulting in an effective tax rate of 21.1%, respectively.

The effective tax rate for the three and nine months ended September 30, 2018 was impacted by the reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the enactment of the “Tax Cuts and Jobs Act” signed into law on December 22, 2017. The effective tax rate for these periods was also impacted by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, where the statutory income tax rate is lower than the U.S. statutory income tax rate, as compared to the same periods in 2017.

The effective tax rate for the three and nine months ended September 30, 2017 was impacted by payments made of $10.9 million for the period ended September 30, 2017 related to a portion of the fees associated with the call premium paid to retire the Company’s 2022 Senior Notes, which are not anticipated to provide a tax benefit to the Company in the future. Additionally, the nine months ended September 30, 2017 was impacted by the $9.3 million gain on sale of the Company’s 50% share in Sumika Styron Polycarbonate during the nine months ended September 30, 2017, which was exempt from tax.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental conditions were retained by Dow, and Dow has agreed to indemnify the Company from and against all environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of September 30, 2018 and December 31, 2017, the Company had no accrued obligations for environmental remediation or restoration costs.

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

European Commission Request for Information

On June 6, 2018, Trinseo Europe GmbH, a subsidiary of the Company, received a Request for Information in the form of a letter from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area. In addition, the Company commenced an internal investigation into the matter and has discovered instances of inappropriate activity. The Company is fully cooperating with the European Commission and has delivered all requested documents responsive to its information request.

Notwithstanding the delivery of the Company’s response to the European Commission, this matter remains open with the European Commission. Based on its findings, the European Commission may decide to: (i) require further information; (ii) conduct unannounced raids of the Company’s premises; (iii) adopt decisions imposing fines, interim measures to halt immediately any anti-competitive behavior, orders for the Company to cease anti-competitive activities, and/or certain behavioral or structural commitments from the Company; or (iv) take no further action. As a result of the above factors, the Company is unable to predict the ultimate outcome of this matter or estimate the range of reasonably possible losses that could be incurred. However, any potential losses incurred could be material to the Company’s results of operations, balance sheet, and cash flows for the period in which they are resolved or become probable and reasonably estimable.

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Defined Benefit Pension Plans
Service cost	$3.0	$5.0	$9.2	$14.3
Interest cost	1.2	1.2	3.7	3.4
Expected return on plan assets	(0.5)	(0.5)	(1.6)	(1.3)
Amortization of prior service credit	(0.3)	(0.5)	(0.9)	(1.5)
Amortization of net loss	0.8	1.5	2.7	4.3
Net settlement and curtailment loss(1)	—	—	—	0.1
Net periodic benefit cost	$4.2	$6.7	$13.1	$19.3

(1)

Represents a settlement loss of approximately $0.5 million triggered by benefit payments exceeding the sum of service and interest cost for one of the Company’s pension plans in Switzerland, partially offset by a curtailment gain of approximately $0.4 million related to a reduction in the number of participants in the Company’s pension plan in Japan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Other Postretirement Plans
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Amortization of prior service cost	—	—	0.1	0.1
Amortization of net gain	—	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.4	$0.4

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

As of September 30, 2018 and December 31, 2017, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $190.2 million and $188.7 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.3 million and $4.4 million during the three and nine months ended September 30, 2018, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $1.9 million to its defined benefit plans for the remainder of 2018.

NOTE 13—STOCK-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s stock-based compensation programs included in the tables below.

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017, as well as unrecognized compensation cost as of September 30, 2018:

					As of
	Three Months Ended		Nine Months Ended		September 30, 2018
	September 30,		September 30,		Unrecognized	Weighted
	2018	2017	2018	2017	Compensation Cost	Average Years
RSUs	$2.3	$2.3	$6.6	$6.3	$12.4	2.0
Options	0.5	0.5	3.9	3.7	1.8	1.3
PSUs	0.6	0.3	1.8	0.8	6.6	2.3
Total stock-based compensation expense	$3.4	$3.1	$12.3	$10.8

The following table summarizes awards granted and the respective weighted average grant date fair value for the nine months ended September 30, 2018:

	Nine Months Ended
	September 30, 2018
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	131,240	$79.18
Options	202,963	22.29
PSUs	70,301	86.78

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the nine months ended September 30, 2018:

Nine Months Ended
September 30,
2018
Expected term (in years)	5.50
Expected volatility	32.00%
Risk-free interest rate	2.71%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering (“IPO”) in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ stock that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the nine months ended September 30, 2018, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the nine months ended September 30, 2018:

Nine Months Ended
September 30,
2018
Expected term (in years)	3.00
Expected volatility	35.03%
Risk-free interest rate	2.55%
Share Price	$79.42

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

NOTE 14—ACQUISITIONS AND DIVESTITURES

Acquisition of API Plastics

On July 10, 2017, the Company acquired 100% of the equity interests of API Applicazioni Plastiche Industriali S.p.A (“API Plastics”), a privately held company. The gross purchase price for the acquisition was $90.6 million, inclusive of $8.4 million of cash acquired, yielding a net purchase price of $82.3 million. During the nine months ended September 30, 2017, the Company paid $79.7 million for this acquisition, with an additional $2.6 million paid during the fourth quarter of 2017. API Plastics, based in Mussolente, Italy, is a manufacturer of soft-touch polymers and bioplastics, such as thermoplastic elastomers (“TPEs”), whose results are included within the Company’s Performance Plastics segment.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. There were no changes made to the purchase price allocation during the nine months ended September 30, 2018. As of September 30, 2018, the acquisition measurement period for API Plastics has ended and the values assigned to the assets acquired and liabilities assumed are final. Transaction and integration costs related to advisory and professional fees incurred in conjunction with the API Plastics acquisition were $0.1 million and $0.6 million during the three and nine months ended September 30, 2018, respectively, compared to $2.4 and $3.5 million during the three and nine months ended September 30, 2017, respectively, and were included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Refer to the Annual Report for further information.

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

Effective January 1, 2018, the Company realigned its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. Under this new segmentation, the Company will no longer have divisions, but will continue to report operating results for six segments, four of which remain unchanged from the Company’s prior segmentation: Latex Binders, Synthetic Rubber, Feedstocks, and Americas Styrenics. The results of the Company’s Polystyrene business, which were previously included within the results of the Basic Plastics segment, are now reported as a stand-alone segment. Performance Plastics, which previously consisted of compounds, blends, and ABS products sold to the automotive market, now includes the remaining portion of the Company’s ABS business, as well as the results of the Company’s SAN and PC businesses. This segmentation change will provide enhanced clarity to investors by concentrating the Company’s more specialized plastics into a single reporting segment, while also reducing complexity as PC and ABS are the primary inputs into the downstream production of the Company’s compounds and blends. The information in the tables below has been retroactively adjusted to reflect the changes in reporting segments.

The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Synthetic Rubber segment produces synthetic rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Performance Plastics segment produces highly engineered compounds and blends, and also includes the Company’s ABS, SAN, and PC businesses. The Performance Plastics segment, as recast, also included the results of the Company’s previously 50%-owned joint venture, Sumika Styron Polycarbonate, until the Company sold its share in the entity in January 2017 (refer to Note 4 for further information). Polystyrene is a stand-alone reporting segment, and includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, solution styrene-butadiene rubber (“SSBR”), etc. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below.

	Latex	Synthetic	Performance			Americas	Corporate
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
September 30, 2018
Sales to external customers	$278.0	$137.7	$400.7	$252.3	$131.0	$—	$—	$1,199.7
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	34.5	—	34.5
Adjusted EBITDA(1)	24.7	15.5	43.8	5.0	40.3	34.5
Investment in unconsolidated affiliates	—	—	—	—	—	180.8	—	180.8
Depreciation and amortization	6.2	10.6	6.9	2.9	2.9	—	2.3	31.8
September 30, 2017
Sales to external customers	$266.3	$118.7	$362.2	$238.4	$111.0	$—	$—	$1,096.6
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	43.8	—	43.8
Adjusted EBITDA(1)	32.3	(5.6)	62.4	9.1	45.6	43.8
Investment in unconsolidated affiliates	—	—	—	—	—	161.9	—	161.9
Depreciation and amortization	6.0	9.0	5.3	3.1	3.6	—	2.2	29.2

	Latex	Synthetic	Performance			Americas	Corporate
Nine Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
September 30, 2018
Sales to external customers	$814.2	$442.2	$1,216.2	$777.5	$307.7	$—	$—	$3,557.8
Equity in earnings of unconsolidated affiliates	—	—	—	—	—	113.3	—	113.3
Adjusted EBITDA(1)	88.2	71.6	158.2	28.0	114.3	113.3
Investment in unconsolidated affiliates	—	—	—	—	—	180.8	—	180.8
Depreciation and amortization	18.6	33.1	20.0	8.6	8.9	—	6.8	96.0
September 30, 2017
Sales to external customers	$846.7	$456.1	$1,038.4	$700.2	$304.9	$—	$—	$3,346.3
Equity in earnings of unconsolidated affiliates	—	—	0.8	—	—	92.2	—	93.0
Adjusted EBITDA(1)	105.2	68.4	162.9	29.6	86.3	92.2
Investment in unconsolidated affiliates	—	—	—	—	—	161.9	—	161.9
Depreciation and amortization	17.5	26.0	13.7	7.3	9.2	—	6.4	80.1

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

The reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income before income taxes	$93.9	$41.5	$357.8	$267.1
Interest expense, net	10.1	18.4	35.8	55.4
Depreciation and amortization	31.8	29.2	96.0	80.1
Corporate Unallocated(2)	20.9	21.8	65.6	70.8
Adjusted EBITDA Addbacks(3)	7.1	76.7	18.4	71.2
Segment Adjusted EBITDA	$163.8	$187.6	$573.6	$544.6

(2)Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(3)Adjusted EBITDA addbacks for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Loss on extinguishment of long-term debt (Note 6)	$—	$65.3	$0.2	$65.3
Net loss (gain) on disposition of businesses and assets (Note 4)	—	0.2	(0.5)	(9.7)
Restructuring and other charges (Note 16)	0.9	1.5	2.6	4.8
Acquisition transaction and integration costs (Note 14)	0.1	3.8	0.6	4.9
Asset impairment charges or write-offs(a)	—	4.3	—	4.3
Other items(b)	6.1	1.6	15.5	1.6
Total Adjusted EBITDA Addbacks	$7.1	$76.7	$18.4	$71.2
(a)	Asset impairment charges for the three and nine months ended September 30, 2017 primarily relate to the impairment of certain long-lived assets in the Company’s Performance Plastics segment.
(b)

Other items for the three and nine months ended September 30, 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services. Also included within other items for the nine months ended September 30, 2018 are fees incurred in conjunction with the Company’s 2024 Term Loan B repricing which was completed during the second quarter of 2018. Other items for the three and nine months ended September 30, 2017 primarily relate to fees incurred in conjunction with the Company’s debt refinancing which was completed during the third quarter of 2017.

NOTE 16—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2018	2017	2018	2017	Charges	Segment
Terneuzen Compounding Restructuring(1)
Asset impairment/accelerated depreciation	$0.3	$0.6	$0.8	$1.7	$2.9
Employee termination benefits	0.1	0.2	0.5	0.3	0.9
Contract terminations	—	—	—	0.6	0.6
Decommissioning and other	0.3	0.2	0.5	0.2	1.3
Terneuzen Subtotal	$0.7	$1.0	$1.8	$2.8	$5.7	Performance Plastics
Livorno Plant Restructuring(2)
Asset impairment/accelerated depreciation	$—	$—	$0.4	$—	$14.7
Employee termination benefits	—	0.2	—	0.6	5.4
Contract terminations	—	—	—	—	0.3
Decommissioning and other	0.2	0.6	0.6	1.7	3.6
Livorno Subtotal	$0.2	$0.8	$1.0	$2.3	$24.0	Latex Binders
Other Restructurings	0.3	0.3	0.7	1.5		Various
Total Restructuring Charges	$1.2	$2.1	$3.5	$6.6

(1)

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. The new facility is expected to be operational by the end of 2018 with ongoing customer qualifications into early 2019. Further, substantive production at the existing facility is expected to cease during the first half of 2019, followed by decommissioning activities in 2019 and 2020. The Company expects to incur incremental accelerated depreciation charges of approximately $0.3 million through the end of 2018, as well as decommissioning and other charges of approximately $0.6 million throughout 2019, the majority of which are expected to be paid throughout 2019.

(2)

In August 2016, the Company announced its plan to cease manufacturing activities at its latex binders manufacturing facility in Livorno, Italy. Production at the facility ceased in October 2016 and decommissioning activities began in the fourth quarter of 2016. In June 2018, the Company entered into a preliminary agreement to sell the land where the former facility is located, subject to certain activities being completed prior to closing. In conjunction with the execution of this agreement, the Company received approximately $1.3 million of the purchase price as a prepayment, which has been deferred and recorded within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet as of September 30, 2018. The Company expects to record an immaterial gain on sale when the transaction is completed.

Furthermore, as this sale is considered probable within one year of the balance sheet date, the Company recorded the $12.2 million of land as held-for-sale within “Other current assets”, as well as a deferred tax liability associated with that land of $2.9 million as held-for-sale within “Accrued expenses and other current liabilities”, on the condensed consolidated balance sheet as of September 30, 2018. The Company will continue to incur additional decommissioning costs associated with this plant shutdown through the closing date of the sale, the cost of which will be expensed as incurred.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of September 30, 2018. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2017	Expenses	Deductions(1)	September 30, 2018
Employee termination benefits	$1.4	$0.5	$(0.9)	$1.0
Contract terminations	0.6	—	—	0.6
Decommissioning and other	—	1.8	(1.8)	—
Total	$2.0	$2.3	$(2.7)	$1.6

(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2018 and 2017	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2018	$(112.7)	$(43.8)	$8.6	$(147.9)
Other comprehensive income (loss)	(4.6)	—	1.6	(3.0)
Amounts reclassified from AOCI to net income (1)	—	0.6	0.5	1.1
Balance as of September 30, 2018	$(117.3)	$(43.2)	$10.7	$(149.8)

Balance as of June 30, 2017	$(95.8)	$(61.3)	$(5.5)	$(162.6)
Other comprehensive loss	(1.6)	—	(6.4)	(8.0)
Amounts reclassified from AOCI to net income (1)	—	0.8	2.7	3.5
Balance as of September 30, 2017	$(97.4)	$(60.5)	$(9.2)	$(167.1)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2018 and 2017	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2017	$(94.5)	$(45.0)	$(6.1)	$(145.6)
Other comprehensive income (loss)	(22.8)	—	10.1	(12.7)
Amounts reclassified from AOCI to net income (1)	—	1.8	6.7	8.5
Balance at September 30, 2018	$(117.3)	$(43.2)	$10.7	$(149.8)

Balance as of December 31, 2016	$(119.0)	$(63.5)	$12.3	$(170.2)
Other comprehensive income (loss)	21.6	—	(20.7)	0.9
Amounts reclassified from AOCI to net income (1)	—	3.0	(0.8)	2.2
Balance as of September 30, 2017	$(97.4)	$(60.5)	$(9.2)	$(167.1)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and nine months ended September 30, 2018 and 2017:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2018	2017	2018	2017	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$0.6	$2.7	$6.8	$(0.8)	Cost of sales
Interest rate swaps	(0.1)	—	(0.1)	—	Interest expense, net
Total before tax	0.5	2.7	6.7	(0.8)
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$0.5	$2.7	$6.7	$(0.8)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.5)	$(0.7)	$(1.4)	(a)
Net actuarial loss	1.0	1.7	3.2	4.9	(a)
Net settlement and curtailment loss	—	—	—	0.6	(a)
Total before tax	0.8	1.2	2.5	4.1
Tax effect	(0.2)	(0.4)	(0.7)	(1.1)	Provision for income taxes
Total, net of tax	$0.6	$0.8	$1.8	$3.0

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2018	2017	2018	2017
Earnings:
Net income	$74.7	$33.2	$293.3	$210.7
Shares:
Weighted average ordinary shares outstanding	42.6	43.7	43.0	43.9
Dilutive effect of RSUs, option awards, and PSUs(1)	0.7	1.1	0.9	1.1
Diluted weighted average ordinary shares outstanding	43.3	44.8	43.9	45.0
Income per share:
Income per share—basic	$1.75	$0.76	$6.82	$4.80
Income per share—diluted	$1.72	$0.74	$6.68	$4.68

(1) Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded from the computation of diluted earnings per share was 0.2 million for both the three and nine months ended September 30, 2018, respectively, and 0.2 million for both the three and nine months ended September 30, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2018 Year-to-Date Highlights

During the three and nine months ended September 30, 2018, Trinseo recognized net income of $74.7 million and $293.3 million, respectively, and Adjusted EBITDA of $142.9 million and $508.0 million, respectively. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

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

Under this new segmentation, we present operating results for six segments, four of which will remain unchanged from the Company’s prior segmentation: Latex Binders, Synthetic Rubber, Feedstocks, and Americas Styrenics. The results of our Polystyrene business, which was previously included within the results of the Basic Plastics segment, is now reported as a stand-alone segment. Performance Plastics, which previously consisted of compounds, blends, and ABS products sold to the automotive market, now includes the remaining portion of our ABS business, as well as the results of our SAN and PC businesses. This segmentation change provides enhanced clarity to investors by concentrating the Company’s more specialized plastics into a single reporting segment, while also reducing complexity as PC and ABS are the primary inputs into the downstream production of our compounds and blends.

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

Share Repurchases and Dividends

During the nine months ended September 30, 2018, under existing authority from its board of directors, the Company purchased approximately 1.3 million ordinary shares from its shareholders through open market transactions for an aggregate purchase price of $95.5 million. Additionally, during the nine months ended September 30, 2018, the Company’s board of directors declared quarterly dividends for an aggregate value of $1.16 per ordinary share, or $50.3 million.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

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

References to portfolio adjustments below represent the impacts of the Company’s acquisition and divestiture activity, primarily related to the acquisition of API Plastics which occurred in July 2017. Refer to the condensed consolidated financial statements for further information.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2018	%	2017	%	2018	%	2017	%
Net sales	$1,199.7	100%	$1,096.6	100%	$3,557.8	100%	$3,346.3	100%
Cost of sales	1,068.1	89%	948.1	86%	3,088.3	87%	2,872.3	86%
Gross profit	131.6	11%	148.5	14%	469.5	13%	474.0	14%
Selling, general and administrative expenses	60.0	5%	65.0	6%	186.1	5%	179.3	5%
Equity in earnings of unconsolidated affiliates	34.5	3%	43.8	4%	113.3	3%	93.0	3%
Operating income	106.1	9%	127.3	12%	396.7	11%	387.7	12%
Interest expense, net	10.1	1%	18.4	2%	35.8	1%	55.4	2%
Loss on extinguishment of long-term debt	—	—%	65.3	6%	0.2	—%	65.3	—%
Other expense (income), net	2.1	—%	2.1	—%	2.9	—%	(0.1)	—%
Income before income taxes	93.9	8%	41.5	4%	357.8	10%	267.1	10%
Provision for income taxes	19.2	2%	8.3	1%	64.5	2%	56.4	2%
Net income	$74.7	6%	$33.2	3%	$293.3	8%	$210.7	8%

Three Months Ended – September 30, 2018 vs. September 30, 2017

Net Sales

Of the 9% increase in net sales, 7% was due to higher selling prices, primarily due to the pass through of higher raw material costs, primarily styrene and butadiene. An additional 3% increase in net sales was due to higher sales volume within the Performance Plastics, Synthetic Rubber, and Feedstocks segments, partially offset by lower sales volume within the Latex Binders and Polystyrene segments. See segment discussion below for further information.

Cost of Sales

Nearly all of the 13% increase in cost of sales was due to higher raw materials costs, primarily styrene and butadiene.

Gross Profit

The decrease in gross profit of 11% was primarily attributable to margin compression experienced during the period across all segments, with the exception of Synthetic Rubber. This was due to a combination of factors, including generally higher raw material costs and a slowdown in automotive markets, as well as slowdown in demand across numerous end markets in China due to ongoing trade uncertainty. In addition, in Polystyrene, we noted inventory destocking in the third quarter of 2018 as customers awaited lower styrene prices in the fourth quarter.

Selling, General and Administrative Expenses (SG&A)

The $5.0 million, or 8%, decrease in SG&A is due to several factors. During the prior year, $4.3 million of long-lived asset impairment charges were incurred within the Performance Plastics segment, which did not recur in the current year. Additionally, there were $3.3 million less employee incentive compensation and other personnel costs, as well as $1.0 million less restructuring charges during the three months ended September 30, 2018 than in the prior year.  Refer to Note 16 in the condensed consolidated financial statements for further information. Partially offsetting these decreases were higher advisory and professional fees, which resulted in an approximate $3.0 million increase in external spend, primarily related to fees incurred in conjunction with the Company’s recently initiated project to complete the transition of business and technical services from Dow, as well as fees related to certain growth initiatives.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $9.3 million was due entirely to lower equity earnings from Americas Styrenics in 2018, due to lower styrene production and lower polystyrene margins.

Interest Expense, Net

The decrease in interest expense, net of $8.3 million, or 45%, was primarily attributable to a reduction in interest rates from the Company’s debt refinancing during the third quarter of 2017, coupled with the benefits received from the cross currency swaps that the Company entered in September 2017, which are now recorded as a benefit within interest expense as a result of our adoption of new hedging accounting guidance during the second quarter of 2018. Refer to Note 8 in the condensed consolidated financial statements for further information.

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

Other Expense, net

Other expense, net for the three months ended September 30, 2018 was $2.1 million, which included $1.6 million of expense related to the non-service cost components of net periodic benefit cost, as well as other miscellaneous expenses of $1.8 million. Partially offsetting this amount were net foreign exchange transaction gains for the period of $1.3 million, comprised of $6.9 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $8.2 million of gains from our foreign exchange forward contracts.

Other expense, net for the three months ended September 30, 2017 was also $2.1 million, which included $2.1 million of expense related to the non-service cost components of net periodic benefit cost. This also included other expenses of $1.7 million, primarily from $1.2 million of fees incurred in conjunction with the Company’s debt refinancing during the third quarter of 2017. Partially offsetting these expenses were net foreign exchange transaction gains of approximately $1.7 million, which were comprised of foreign exchange transaction gains of $8.2 million, primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by losses of $6.5 million from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2018 totaled $19.2 million resulting in an effective tax rate of 20.5%. Provision for income taxes for the three months ended September 30, 2017 totaled $8.3 million resulting in an effective tax rate of 20.0%.

The increase in provision for income taxes was primarily driven by the $52.4 million increase in income before income taxes and by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, where the statutory income tax rate is lower than the U.S. statutory income tax rate. Included in income before income taxes for the three months ended September 30, 2017 were costs incurred related to our debt refinancing that occurred during the third quarter of 2017. This increase was partially offset by the impact from the reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the enactment of the “Tax Cuts and Jobs Act” signed into law on December 22, 2017.

Nine Months Ended – September 30, 2018 vs. September 30, 2017

Net Sales

Of the 6% increase in net sales, 5% was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis. The remaining 1% increase was due to the acquisition of API Plastics. Overall, the impact of sales volumes was not significant, as increases in the Performance Plastics and Polystyrene segments were offset by decreases in the Feedstocks, Latex Binders, and Synthetic Rubber segments. In total, selling prices did not have a significant effect on net sales, period-to-period, as increases in the Feedstocks, Polystyrene, and Performance Plastics segments were fully offset by decreases in the Synthetic Rubber and Latex Binders segments.

Cost of Sales

Of the 8% increase in cost of sales, 5% was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis. Additionally, 1% of the increase was due to higher sales volumes within the Performance Plastics and Polystyrene segments, partially offset by volume decreases within the Feedstocks and Latex Binders segments. Lastly, 1% of the increase was due to higher raw materials costs, primarily related to styrene.

Gross Profit

The decrease in gross profit of 1% included weaker performance within the Performance Plastics, Latex Binders, and Polystyrene segments, partially offset by stronger performance within the Feedstocks segment due to improved styrene margins in Europe and Asia. The weaker results were primarily due to lower margins, which were partially offset by higher sales volumes, mainly in Performance Plastics, as well as favorable currency impacts, as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis. Refer to segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $6.8 million, or 4%, increase in SG&A is due to several factors. Higher advisory and professional fees resulted in an approximate $8.2 million increase in external spend, primarily related to fees incurred in conjunction with the Company’s recently initiated project to complete the transition of business and technical services from Dow, as well as fees related to certain growth initiatives. Additionally, approximately $4.4 million of the increase was due to currency impacts on our euro based expenses, as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis, with an additional $3.2 million of depreciation compared to prior year. Partially offsetting these increases were $4.8 million less employee incentive compensation and other personnel costs as well as $3.1 million less restructuring charges during the three months ended September 30, 2018 than in the prior year. Lastly, during the prior year, $4.3 million of long-lived asset impairment charges were incurred within the Performance Plastics segment, which did not recur in the current year.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $20.3 million resulted from higher equity earnings from Americas Styrenics, primarily due to the impact from an extended prior year styrene outage at its St. James, LA facility.

Interest Expense, Net

The decrease in interest expense, net of $19.6 million was primarily attributable to a reduction in interest rates from the Company’s debt refinancing during the third quarter of 2017, coupled with the benefits received from the cross currency swaps that the Company entered in September 2017, which are now recorded as a benefit within interest expense as a result of our adoption of new hedging accounting guidance during the second quarter of 2018.  Refer to Note 8 in the condensed consolidated financial statements for further information.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $0.2 million for the nine months ended September 30, 2018, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2024 Term Loan B repricing during the second quarter of 2018.

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

Other Expense (Income), net

Other expense, net for the nine months ended September 30, 2018 was $2.9 million, which included $4.9 million of expense related to the non-service cost components of net periodic benefit cost and $0.5 million of fees incurred in conjunction with the repricing of the Company’s 2024 Term Loan B during the second quarter of 2018, and other miscellaneous expenses of $1.9 million. These expenses were partially offset by net foreign exchange transaction gains for the period of $4.4 million. Net foreign exchange transactions gains included $12.6 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $17.0 million of gains from our foreign exchange forward contracts.

Other income, net for the nine months ended September 30, 2017 was $0.1 million, which included a $9.3 million gain related to the sale of the Company’s 50% share in Sumika Polycarbonate in January 2017 (refer to Note 4 in the condensed consolidated financial statements for further information). Mostly offsetting this gain were $1.2 million of fees incurred in conjunction with the Company’s debt refinancing during the third quarter of 2017 and $6.0 million of expense related to the non-service cost components of net periodic benefit cost. Additionally, net foreign exchange transaction losses for the period were $0.9 million, which included $16.1 million of foreign exchange transaction gains primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $17.0 million of losses from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2018 totaled $64.5 million resulting in an effective tax rate of 18.0%. Provision for income taxes for the nine months ended September 30, 2017 totaled $56.4 million resulting in an effective tax rate of 21.1%.

The increase in provision for income taxes was primarily driven by the $90.7 million increase in income before income taxes. Included in income before income taxes for the nine months ended September 30, 2017 were costs incurred related to our debt refinancing that occurred during the third quarter of 2017.  This increase was partially offset by the impact from the reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, in accordance with the enactment of the “Tax Cuts and Jobs Act” signed into law on December 22, 2017.

Also included in income before incomes taxes for the nine months ended September 30, 2017 was the $9.3 million gain on sale of our 50% share in Sumika Styron Polycarbonate, which was exempt from tax.

Outlook

The Company is expecting sequentially lower profitability in the fourth quarter of 2018 due primarily to lower styrene margins. In the short term, the Company expects a continuation of the market conditions that affected the latter part of the third quarter; namely, generally higher raw material costs, a slowdown in the automotive and tire markets, and lower demand across numerous end markets in China due to ongoing trade uncertainty. However, more normal customer buying patterns are expected, as supply chains begin to normalize, automotive production increases in Europe, and as the impact of China stimulus programs begins to become apparent, which the Company expects to result in another year of solid earnings and strong cash generation in 2019.

Selected Segment Information

As discussed above, effective January 1, 2018, the Company realigned its organizational structure to include the following reporting segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2018 and 2017, which have been recast to reflect the Company’s new organizational structure. Inter-segment sales have been eliminated. Refer to Note 15 in the condensed consolidated financial statements for further information on these changes, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

Latex Binders Segment

Our Latex Binders segment produces SB latex and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications, such as adhesive, building and construction, and the technical textile paper market.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$278.0	$266.3	4%	$814.2	$846.7	(4)%
Adjusted EBITDA	$24.7	$32.3	(24)%	$88.2	$105.2	(16)%
Adjusted EBITDA margin	9%	12%		11%	12%

Three Months Ended – September 30, 2018 vs. September 30, 2017

Of the 4% increase in net sales, 8% was due to the pass through of higher raw material costs, particularly styrene and butadiene. This increase was partially offset by a 4% decrease due to lower sales volume, both in Europe from a declining paper market and in Asia due to global trade uncertainty.

Adjusted EBITDA decreased by $7.6 million, or 24%, including a 33% decrease due to lower margins in Asia, from increasing raw material cost as well as market uncertainty, as well as in North America, due to market competitiveness and product mix. Additionally, lower sales volume, due to the factors noted above, resulted in a 6% decrease in Adjusted EBITDA. Partially offsetting these decreases was a 16% increase due to fixed cost improvements.

Nine Months Ended – September 30, 2018 vs. September 30, 2017

Of the 4% decrease in net sales, 3% was due to lower pricing from the pass through of lower butadiene costs as well as competitive market conditions, and 4% was due to lower sales volume, mainly to the Europe paper market. Partially offsetting these decreases was a 3% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

Adjusted EBITDA decreased by $17.0 million, or 16%, including an 18% decrease due to margins, which was primarily attributable to more competitive pricing dynamics. Additionally, lower sales volume, primarily to the Europe paper market, resulted in a 7% decrease in Adjusted EBITDA. Partially offsetting these decreases was a 6% increase due to fixed cost improvements as well as a 2% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$137.7	$118.7	16%	$442.2	$456.1	(3)%
Adjusted EBITDA	$15.5	$(5.6)	377%	$71.6	$68.4	5%
Adjusted EBITDA margin	11%	(5)%		16%	15%

Three Months Ended – September 30, 2018 vs. September 30, 2017

Of the 16% increase in net sales, 13% was due to higher selling prices from the pass through of higher raw material cost, particularly styrene and butadiene. The remaining 3% increase in net sales was due to higher SSBR and ESBR sales volume.

Adjusted EBITDA increased by $21.1 million compared to the prior year.  Of this increase, $20.5 million was due to increased margins, noting that a very significant amount of unfavorable raw material timing was experienced in the prior year due to rapidly declining butadiene prices during that period. However, the year-over-year margin improvement due to differences in raw material timing was partially offset by margin compression from higher raw material costs and a generally weaker tire market during the quarter, particularly in Asia.

Nine Months Ended – September 30, 2018 vs. September 30, 2017

Net sales decreased 3% from the prior year, primarily due to the pass through of lower butadiene cost, which resulted in a 10% decrease. This decrease was partially offset by a 7% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

Adjusted EBITDA increased by $3.2 million, or 5%, compared to the prior year. Of this increase, 4% was driven by increased sales volumes due mainly to higher SSBR sales, while an additional 4% was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.  Partially offsetting these increases was a 2% decrease due to lower margins, and a 2% decrease resulting from comparatively higher fixed costs.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$400.7	$362.2	11%	$1,216.2	$1,038.4	17%
Adjusted EBITDA	$43.8	$62.4	(30)%	$158.2	$162.9	(3)%
Adjusted EBITDA margin	11%	17%		13%	16%

Three Months Ended – September 30, 2018 vs. September 30, 2017

Of the 11% increase in net sales, 8% was due to higher sales volume, mainly from the Company’s ABS expansion in China, as well as a 3% increase due to higher selling prices, primarily from the pass through of higher raw material costs to our customers.

Adjusted EBITDA decreased by $18.6 million, or 30%, due to several factors. Lower margins resulted in a $33.2 million, or 53%, decrease in Adjusted EBITDA, due to a combination of factors, including a slowdown in the automotive industry, higher raw material costs, and general market uncertainty in China due to ongoing trade dynamics.

Specifically, in our ABS business, the Company noted trade flows shift with more imports into Europe from Asia due to weak demand in China. The Company also noted margin compression in our polycarbonate business, where we saw increased supply enter an already weakened market. These impacts were partially offset by higher sales volume, including the impact of the China ABS expansion, which resulted in a $10.6 million, or 17%, increase in Adjusted EBITDA, as well as lower fixed costs, which resulted in a $2.8 million, or 4% increase.

Nine Months Ended – September 30, 2018 vs. September 30, 2017

Of the 17% increase in net sales, 6% was due to higher sales volume, mainly from the Company’s ABS expansion in China, and an additional 6% was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis. Additionally, 2% of the increase was due to price increases, mainly from higher polycarbonate prices, as well as the pass through of higher raw material costs to our customers, and 3% of the increase was due to the acquisition of API Plastics.

Adjusted EBITDA decreased by $4.7 million, or 3%, due to several factors. Lower margins resulted in a 22% decrease in Adjusted EBITDA, due to a combination of factors, including generally higher raw material costs, a slowdown in the automotive industry, and trade uncertainty in China, as well as end market mix. Partially offsetting this decrease were higher sales volume, particularly from the Company’s ABS expansion in China, which resulted in a 12% increase, and currency impacts which resulted in a 6% increase, as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis. An additional 3% increase to Adjusted EBITDA was the result of the acquisition of API Plastics.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$252.3	$238.4	6%	$777.5	$700.2	11%
Adjusted EBITDA	$5.0	$9.1	(45)%	$28.0	$29.6	(5)%
Adjusted EBITDA margin	2%	4%		4%	4%

Three Months Ended – September 30, 2018 vs. September 30, 2017

Of the 6% increase in net sales, 9% was due to the pass through of higher raw material costs to our customers, partially offset by a lower sales volume, particularly in Asia from weaker market conditions, as well as customer destocking in Europe, which led to a decrease in net sales of 3%.

The $4.1 million, or 45%, decrease in Adjusted EBITDA was primarily due to lower margins, which resulted in a $9.9 million decrease, as well as lower sales volume, which resulted in a $0.8 million decrease. Overall, market conditions were weaker during the quarter due to economic uncertainty in Asia as well as customer destocking in Europe in anticipation of lower polystyrene prices in the fourth quarter. These impacts led to the year-over-year decreases in volume and margin. Partially offsetting these decreases were fixed cost improvements, which increased Adjusted EBITDA by $6.1 million.

Nine Months Ended – September 30, 2018 vs. September 30, 2017

Of the 11% increase in net sales, 5% was due to currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis, 4% was due to higher selling prices due to the pass through of higher styrene costs to customers, and 2% was due to higher sales volume in Asia.

The $1.6 million, or 5%, decrease in Adjusted EBITDA was due to several factors. Lower margins, primarily from the weaker third quarter market conditions described above, resulted in an $8.8 million, or 30%, decrease. Offsetting this decrease were fixed cost reductions, which resulted in a $4.0 million, or 14% increase in Adjusted EBITDA, and currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis, which resulted in a $2.2 million, or 8%, increase in Adjusted EBITDA.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including, but not limited to, polystyrene, SB latex, ABS resins, and SSBR.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Net sales	$131.0	$111.0	18%	$307.7	$304.9	1%
Adjusted EBITDA	$40.3	$45.6	12%	$114.3	$86.3	32%
Adjusted EBITDA margin	31%	41%		37%	28%

Three Months Ended – September 30, 2018 vs. September 30, 2017

Of the 18% increase in net sales, 14% was due to higher styrene-related sales volumes, with the remaining 4% increase due to the pass through of higher styrene prices.

The decrease of $5.3 million, or 12%, in Adjusted EBITDA was mainly due to the fact that prior year results included a favorable net timing impact in comparison to a slightly unfavorable impact in the current year results. Excluding this impact, styrene margins were fairly flat, as higher margin in Asia was offset by lower margin in Europe. These impacts were partially offset by a $2.4 million impact from lower fixed costs in the current quarter.

Nine Months Ended – September 30, 2018 vs. September 30, 2017

The 1% increase in net sales was comprised of several mostly offsetting factors. The pass through of higher styrene prices resulted in a 4% increase, and currency impacts as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis resulted in a 5% increase. These increases were mostly offset by lower styrene related sales volume, which resulted in an 8% decrease.

The increase in Adjusted EBITDA of $28.0 million, or 32%, was mainly due to an 18% increase from higher styrene margins and production volumes, primarily from increasing operating rates, as well as currency impacts that resulted in a 10% increase, as the euro strengthened in comparison to the U.S. dollar on a year-to-date basis.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Adjusted EBITDA*	$34.5	$43.8	(21)%	$113.3	$92.2	23%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

Three Months Ended – September 30, 2018 vs. September 30, 2017

The decrease in Adjusted EBITDA was mainly due to lower styrene production as well as lower polystyrene margin.

Nine Months Ended – September 30, 2018 vs. September 30, 2017

The increase in Adjusted EBITDA was mainly due to an extended production outage in the prior year at the Americas Styrenics St. James, LA facility.

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income	$74.7	$33.2	$293.3	$210.7
Interest expense, net	10.1	18.4	35.8	55.4
Provision for income taxes	19.2	8.3	64.5	56.4
Depreciation and amortization	31.8	29.2	96.0	80.1
EBITDA(a)	$135.8	$89.1	$489.6	$402.6
Loss on extinguishment of long-term debt	—	65.3	0.2	65.3
Net gain on disposition of businesses and assets(b)	—	0.2	(0.5)	(9.7)
Restructuring and other charges(c)	0.9	1.5	2.6	4.8
Acquisition transaction and integration costs(d)	0.1	3.8	0.6	4.9
Asset impairment charges or write-offs(e)	—	4.3	—	4.3
Other items(f)	6.1	1.6	15.5	1.6
Adjusted EBITDA	$142.9	$165.8	$508.0	$473.8

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

(b)

Net gain on disposition of businesses and assets during the nine months ended September 30, 2017 relates to the sale of our 50% share in Sumika Styron Polycarbonate to Sumitomo Chemical Company Limited, for which we recorded a gain on sale of $9.3 million. Refer to Note 4 in the condensed consolidated financial statements for further information.

(c)

Restructuring and other charges for the periods presented above primarily relate to decommissioning, contract termination, and employee termination benefit charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 16 in the condensed consolidated financial statements for further information.

(d)

Acquisition transaction and integration costs for the periods presented above relate to advisory and professional fees incurred in conjunction with our acquisition of API Plastics. Additionally, the three and nine months ended September 30, 2017 include a non-cash fair value inventory adjustment incurred in conjunction with the acquisition of API Plastics. Refer to Note 14 in the condensed consolidated financial statements for further information.

(e)	Asset impairment charges for the three and nine months ended September 30, 2017 relate to the impairment of certain long-lived assets within our Performance Plastics segment.
(f)

Other items for the three and nine months ended September 30, 2018 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services. Also included within other items for the nine months ended September 30, 2018 are fees incurred in conjunction with the 2024 Term Loan B repricing which was completed during the second quarter of 2018. Other items for the three and nine months ended September 30, 2017 primarily relate to fees incurred in conjunction with the debt refinancing which was completed during the third quarter of 2017.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2018 and 2017, respectively. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$238.5	$194.8
Investing activities	(88.1)	(141.5)
Financing activities	(156.1)	(210.2)
Effect of exchange rates on cash	(5.7)	10.5
Net change in cash and cash equivalents	$(11.4)	$(146.4)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2018 totaled $238.5 million, inclusive of $85.0 million in dividends from Americas Styrenics. Net cash used in operating assets and liabilities for the nine months ended September 30, 2018 totaled $132.4 million, noting increases in accounts receivable of $77.8 million and inventories of $86.1 million, and a decrease in income taxes payable of $16.3 million. This activity was partially offset by an increase in accounts payable and other current liabilities of $46.4 million. Accounts receivable at the end of the third quarter increased relative to the end of 2017 primarily due to the pass through of increased raw material prices to our customers as well as increased sales volume, particularly within the Performance Plastics and Synthetic Rubber segments. The increase in inventories was primarily due to increased raw material prices as well as an increase in volumes, as during the third quarter, the Company experienced significant customer destocking in certain businesses, in anticipation of lower fourth quarter raw material prices. The decrease in income taxes payable was a result of payment of certain cash taxes during the second quarter in our primary operating jurisdictions. The increase in accounts payable was primarily due to increases in raw material prices as well as timing of vendor payments.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 totaled $88.1 million, primarily resulting from capital expenditures of $90.9 million. This was partially offset by proceeds received of $1.8 million from the sale of businesses and other assets, primarily comprised of $1.3 million received as a prepayment in connection with the Company’s preliminary agreement for the sale of certain land in Livorno, Italy (refer to Note 16 within the condensed consolidated financial statements for further information).

Net cash used in investing activities for the nine months ended September 30, 2017 totaled $141.5 million, resulting from capital expenditures of $108.9 million and cash paid to acquire API Plastics of $79.7 million during the period, net of cash acquired (refer to Note 14 in the condensed consolidated financial statements for further information). Offsetting these uses of cash were proceeds received of $42.1 million from the sale of the Company’s 50% share in Sumika Polycarbonate to Sumitomo Chemical Company Limited.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2018 totaled $156.1 million. This activity was primarily due to $95.5 million of payments related to the repurchase of ordinary shares, $49.0 million of dividends paid, and $5.3 million of net principal payments related to our 2024 Term Loan B during the period. Additionally, net cash used in financing activities included $8.1 million of withholding taxes paid related to the vesting of certain RSUs during the period, partially offset by $2.6 million of proceeds received from the exercise of option awards.

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

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Cash provided by operating activities	$238.5	$194.8
Capital expenditures	(90.9)	(108.9)
Free Cash Flow	$147.6	$85.9

Refer to the discussion above for significant impacts to cash provided by operating activities for the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018 and December 31, 2017, we had $1,194.2 million and $1,199.7 million, respectively, in outstanding indebtedness and $1,170.9 million and $1,019.6 million, respectively, in working capital. In addition, as of September 30, 2018 and December 31, 2017, we had $112.6 million and $128.3 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of September 30, 2018 and December 31, 2017 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designating as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report.

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2018			December 31, 2017
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$693.0	4.1%	$23.6	$698.3	3.9%	$9.6
2022 Revolving Facility	—	—	2.1	—	—	1.0
2020 Senior Credit Facility
2021 Term Loan B	—	—	—	—	4.3%	15.9
2020 Revolving Facility	—	—	—	—	—	2.3
2025 Senior Notes	500.0	5.4%	13.2	500.0	5.4%	9.4
2022 Senior Notes
USD Notes	—	—	—	—	6.8%	14.4
Euro Notes	—	—	—	—	6.4%	18.8
Accounts Receivable Securitization Facility	—	—	1.2	—	—	2.8
Other indebtedness*	1.2	4.8%	—	1.4	4.8%	0.1
Total	$1,194.2		$40.1	$1,199.7		$74.3

*For the nine months ended September 30, 2018, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022, and has a borrowing capacity of $375.0 million. As of September 30, 2018, the Company had no outstanding borrowings, and had

$360.5 million (net of $14.5 million outstanding letters of credit) of funds available for borrowing under the 2022 Revolving Facility. Further, as of September 30, 2018, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. During the second quarter of 2018, the Company executed a repricing of its 2024 Term Loan B, thereby reducing the stated interest rate on this facility from LIBOR plus 2.50% to LIBOR plus 2.00% (subject to a 0.00% LIBOR floor in both instances). Additionally, the Company made net principal payments of $5.3 million on the 2024 Term Loan B during the nine months ended September 30, 2018, with an additional $7.0 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of September 30, 2018.

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

We also continue to maintain our Accounts Receivable Securitization Facility which, as a result of an amendment to this agreement executed during the third quarter of 2018, matures in September 2021. The borrowing capacity of the Accounts Receivable Securitization Facility remains $150.0 million. As of September 30, 2018, there were no amounts outstanding under this facility, and the Company had accounts receivable available to support this facility in excess of its borrowing capacity, based on the pool of eligible accounts receivable.

The Senior Credit Facility and Indenture contain certain customary affirmative, negative and financial covenants. As of September 30, 2018, the Company was in compliance with all of these debt covenant requirements. Refer to our Annual Report for further information on the details of these covenant requirements.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the nine months ended September 30, 2018, the Company declared total dividends of $1.16 per ordinary share (totaling $50.3 million), $18.4 million of which remains accrued as of September 30, 2018 and the majority of which will be paid in October 2018. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2018. We believe that funds provided by operations, our existing cash and cash equivalent balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. Nevertheless, our ability to generate future cash and to pay our indebtedness and fund other liquidation needs is subject to certain risks described under Part I, Item 1A-“Risk Factors” of our Annual Report. As of September 30, 2018, we were in compliance with all the covenants and default provisions under our debt agreements.

Contractual Obligations and Commercial Commitments

Other than the repricing of the 2024 Term Loan B, which was completed in May 2018, and the amendment to the Accounts Receivable Securitization Facility to extend the maturity date, executed in September 2018 (refer to Note 6 in the condensed consolidated financial statements), there have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

As discussed in Note 14 to the condensed consolidated financial statements, in July 2017, the Company completed the acquisition of API Plastics. As permitted by the SEC, management elected to exclude this acquisition from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2017. In July 2018, the Company completed the integration of API Plastics into its internal control environment. Otherwise, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2017 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2018, for which there have been no material changes. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended September 30, 2018 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2018	399,817	$72.14	399,817	326,057	(1)
August 1 - August 31, 2018	84,100	$73.17	84,100	241,957	(1)
September 1 - September 30, 2018	—	$—	—	241,957	(1)
Total	483,917	$72.32	483,917

(1)

The general meeting of our shareholders on June 21, 2017 authorized the Company to sunset the 2016 share repurchase authorization and replace it with a new authorization to repurchase up to 4.0 million ordinary shares at a price per share of not less than $1.00 and not more than $1,000.00. This authorization ends on June 21, 2020 or on the date of its renewal by a subsequent general meeting of shareholders. On June 22, 2017 the Company announced that the board of directors had authorized the Company to repurchase, subject to market and other conditions, up to 2.0 million shares over the subsequent 18 months under the 2017 share repurchase authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 3, 2018)

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 5, 2017)

10.1

Credit Agreement among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of September 6, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 7, 2017)

10.2

Amendment to the Credit Agreement dated September 6, 2017 among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Materials   S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of May 22, 2018 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 3, 2018)

10.3	Form of Cross Currency Rate Swap Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 7, 2017)

10.4†

Deed of Amendment and Restatement, dated September 28, 2018, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc

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

Date: November 9, 2018

TRINSEO S.A.

By:	/s/ Christopher D. Pappas
Name:	Christopher D. Pappas
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Barry J. Niziolek
Name:	Barry J. Niziolek
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)