Form 10-Q
period 2019-03-31
Trinseo S.A.
filed 2019-05-03
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Ordinary Shares, par value $0.01 per share	TSE	New York Stock Exchange

As of April 30, 2019, there were 40,831,125 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2019

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

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The Company may distribute cash to shareholders under Luxembourg law via repayments of equity or an allocation of statutory profits. Since the Company began paying dividends, all distributions have been considered repayments of equity under Luxembourg law.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report filed with the SEC on February 28, 2019 under Part I, Item IA— “Risk Factors,” and elsewhere within this Quarterly Report.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$516.4	$452.3
Accounts receivable, net of allowance for doubtful accounts (March 31, 2019: $4.9; December 31, 2018: $6.1)	650.4	648.1
Inventories	447.9	510.4
Other current assets	25.4	20.5
Total current assets	1,640.1	1,631.3
Investments in unconsolidated affiliates	198.9	179.1
Property, plant and equipment, net of accumulated depreciation (March 31, 2019: $605.5; December 31, 2018: $590.6)	575.0	592.1
Other assets
Goodwill	67.8	69.0
Other intangible assets, net	187.1	191.1
Right-of-use assets - operating	68.1	—
Deferred income tax assets	27.9	26.7
Deferred charges and other assets	41.6	37.5
Total other assets	392.5	324.3
Total assets	$2,806.5	$2,726.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$7.1	$7.0
Accounts payable	391.4	354.2
Current lease liabilities - operating	15.2	—
Income taxes payable	13.8	16.0
Accrued expenses and other current liabilities	155.3	159.8
Total current liabilities	582.8	537.0
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,160.4	1,160.8
Noncurrent lease liabilities - operating	53.2	—
Deferred income tax liabilities	46.4	45.4
Other noncurrent obligations	210.6	214.9
Total noncurrent liabilities	1,470.6	1,421.1
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (March 31, 2019: 48.8 shares issued and 41.0 shares outstanding; December 31, 2018: 48.8 shares issued and 41.6 shares outstanding)	0.5	0.5
Additional paid-in-capital	568.8	575.4
Treasury shares, at cost (March 31, 2019: 7.8 shares; December 31, 2018: 7.2 shares)	(445.1)	(418.1)
Retained earnings	772.4	753.2
Accumulated other comprehensive loss	(143.5)	(142.3)
Total shareholders’ equity	753.1	768.7
Total liabilities and shareholders’ equity	$2,806.5	$2,726.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$1,013.1	$1,121.6
Cost of sales	915.7	946.4
Gross profit	97.4	175.2
Selling, general and administrative expenses	68.8	64.4
Equity in earnings of unconsolidated affiliates	32.2	45.5
Operating income	60.8	156.3
Interest expense, net	10.2	14.9
Other expense (income), net	4.0	(3.8)
Income before income taxes	46.6	145.2
Provision for income taxes	10.8	24.9
Net income	$35.8	$120.3
Weighted average shares- basic	41.3	43.4
Net income per share- basic	$0.87	$2.77
Weighted average shares- diluted	41.8	44.4
Net income per share- diluted	$0.86	$2.71

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$35.8	$120.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(0.3)	(2.1)
Net gain on cash flow hedges	0.1	2.8
Pension and other postretirement benefit plans:
Net loss arising during period (net of tax of: $0.2 and $0.0)	(2.0)	—
Amounts reclassified from accumulated other comprehensive income	1.0	0.6
Total other comprehensive income (loss), net of tax	(1.2)	1.3
Comprehensive income	$34.6	$121.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	41.6	7.2	$0.5	$575.4	$(418.1)	$(142.3)	$753.2	$768.7
Net income	—	—	—	—	—	—	35.8	35.8
Other comprehensive loss	—	—	—	—	—	(1.2)	—	(1.2)
Share-based compensation activity	0.1	(0.1)	—	(6.6)	7.0	—	—	0.4
Purchase of treasury shares	(0.7)	0.7	—	—	(34.0)	—	—	(34.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(16.6)	(16.6)
Balance at March 31, 2019	41.0	7.8	$0.5	$568.8	$(445.1)	$(143.5)	$772.4	$753.1
Balance at December 31, 2017	43.4	5.4	$0.5	$578.8	$(286.8)	$(145.6)	$527.9	$674.8
Net income	—	—	—	—	—	—	120.3	120.3
Other comprehensive income	—	—	—	—	—	1.3	—	1.3
Share-based compensation activity	0.3	(0.3)	—	(12.2)	11.5	—	—	(0.7)
Purchase of treasury shares	(0.3)	0.3	—	—	(24.2)	—	—	(24.2)
Dividends on ordinary shares ($0.36 per share)	—	—	—	—	—	—	(15.8)	(15.8)
Balance at March 31, 2018	43.4	5.4	$0.5	$566.6	$(299.5)	$(144.3)	$632.4	$755.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$35.8	$120.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33.9	31.9
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	(0.1)	1.1
Deferred income tax	(0.1)	2.5
Share-based compensation expense	4.1	5.5
Earnings of unconsolidated affiliates, net of dividends	(19.7)	(15.5)
Unrealized net (gain) loss on foreign exchange forward contracts	(6.6)	0.1
Gain on sale of businesses and other assets	(0.2)	(0.5)
Pension curtailment and settlement loss	0.7	—
Changes in assets and liabilities
Accounts receivable	(4.8)	(32.7)
Inventories	57.7	(70.3)
Accounts payable and other current liabilities	49.4	3.0
Income taxes payable	(2.0)	0.8
Other assets, net	2.8	(1.3)
Other liabilities, net	2.3	(4.1)
Cash provided by operating activities	153.2	40.8
Cash flows from investing activities
Capital expenditures	(25.0)	(30.6)
Proceeds from the sale of businesses and other assets	0.7	0.5
Cash used in investing activities	(24.3)	(30.1)
Cash flows from financing activities
Short-term borrowings, net	(0.1)	(0.1)
Purchase of treasury shares	(37.4)	(23.8)
Dividends paid	(17.4)	(16.2)
Proceeds from exercise of option awards	0.1	1.9
Withholding taxes paid on restricted share units	(3.8)	(8.0)
Repayments of 2024 Term Loan B	(1.8)	(1.8)
Cash used in financing activities	(60.4)	(48.0)
Effect of exchange rates on cash	(1.6)	3.4
Net change in cash, cash equivalents, and restricted cash	66.9	(33.9)
Cash, cash equivalents, and restricted cash—beginning of period	452.3	432.8
Cash, cash equivalents, and restricted cash—end of period	$519.2	$398.9
Less: Restricted cash, included in "Other current assets"	(2.8)	—
Cash and cash equivalents—end of period	$516.4	$398.9

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2019 and 2018 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2018 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

The December 31, 2018 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2018 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In February 2016, the FASB issued guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize on the consolidated balance sheets lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using a modified retrospective transition, applying the new standard to all leases existing at the date of initial application. The Company adopted the standard effective January 1, 2019, and as a result, the Company recorded ROU assets and lease liabilities of $73.0 million and $72.4 million, respectively, on the condensed consolidated balance sheet as of January 1, 2019. The Company’s adoption of this standard did not result in a cumulative effect adjustment being recorded to opening retained earnings as of January 1, 2019 and did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows. Refer to Note 18 for new disclosure requirements in effect as a result of this adoption.

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension plans or other postretirement plans. This amendment is effective for public companies for fiscal years ending after December 15, 2020. Early adoption is permitted, and the provisions of the amendment should be applied on a retrospective basis to all periods presented. While the Company is currently assessing the impact of adopting this guidance, it is not anticipated to have a material impact on the consolidated financial statements.

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

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2019 and 2018:

	Latex	Synthetic	Performance
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
March 31, 2019
United States	$63.3	$—	$81.8	$—	$2.7	$147.8
Europe	101.4	124.6	213.3	138.2	40.5	618.0
Asia-Pacific	56.5	—	51.6	90.3	23.6	222.0
Rest of World	2.7	—	22.6	—	—	25.3
Total	$223.9	$124.6	$369.3	$228.5	$66.8	$1,013.1
March 31, 2018
United States	$64.3	$—	$84.1	$0.2	$3.7	$152.3
Europe	113.3	149.2	249.2	148.2	57.9	717.8
Asia-Pacific	74.3	—	47.3	91.2	13.0	225.8
Rest of World	3.4	—	22.3	—	—	25.7
Total	$255.3	$149.2	$402.9	$239.6	$74.6	$1,121.6

NOTE 4—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company’s investments held in unconsolidated affiliates are accounted for by the equity method. The Company is currently supplemented by one joint venture, Americas Styrenics LLC (“Americas Styrenics,” a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP). The results of Americas Styrenics are included within its own reporting segment.

Americas Styrenics is a privately held company; therefore, a quoted market price for its stock is not available. The summarized financial information of the Company’s unconsolidated affiliate is shown below.

	Three Months Ended
	March 31,
	2019	2018
Sales	$369.2	$486.6
Gross profit	$54.2	$95.2
Net income	$42.9	$85.7

Americas Styrenics

As of March 31, 2019 and December 31, 2018, the Company’s investment in Americas Styrenics was $198.9 million and $179.1 million, respectively, which was $22.7 million and $46.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 2.1 years as of March 31, 2019. The Company received dividends from Americas Styrenics of $12.5 million and $30.0 million during the three months ended March 31, 2019 and 2018, respectively.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2019	2018
Finished goods	$229.1	$269.8
Raw materials and semi-finished goods	184.3	205.8
Supplies	34.5	34.8
Total	$447.9	$510.4

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, debt consisted of the following:

			March 31, 2019			December 31, 2018
	Interest Rate as of March 31, 2019	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	4.499%	September 2024	$689.5	$(15.6)	$673.9	$691.3	$(16.2)	$675.1
2022 Revolving Facility(2)	Various	September 2022	—	—	—	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(8.1)	491.9	500.0	(8.4)	491.6
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—	—	—	—
Other indebtedness	Various	Various	1.7	—	1.7	1.1	—	1.1
Total debt			$1,191.2	$(23.7)	$1,167.5	$1,192.4	$(24.6)	$1,167.8
Less: current portion(4)					(7.1)			(7.0)
Total long-term debt, net of unamortized deferred financing fees					$1,160.4			$1,160.8

(1)

This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

(2)

Under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $360.7 million (net of $14.3 million outstanding letters of credit) as of March 31, 2019. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

(3)

This facility had a borrowing capacity of $150.0 million as of March 31, 2019. Additionally, as of March 31, 2019, the Company had accounts receivable available to support this facility in excess of its borrowing capacity, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.00%.

(4)	As of March 31, 2019 and December 31, 2018, the current portion of long-term debt primarily related to $7.0 million of the scheduled future principle payments on the 2024 Term Loan B.

.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2018 to March 31, 2019:

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2018	$15.9	$11.3	$37.3	$4.5	$—	$—	$69.0
Foreign currency impact	(0.3)	(0.2)	(0.6)	(0.1)	—	—	(1.2)
Balance at March 31, 2019	$15.6	$11.1	$36.7	$4.4	$—	$—	$67.8

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

As of March 31, 2019, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $408.9 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2019:

March 31,
Buy / (Sell)	2019
Euro	$(217.8)
Chinese Yuan	$(78.2)
Swiss Franc	$45.1
Indonesian Rupiah	$(18.2)
Mexican Peso	$(14.9)

Open foreign exchange forward contracts as of March 31, 2019 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of March 31, 2019 had maturities occurring over a period of nine months, and had a net notional U.S. dollar equivalent of $107.1 million.

Interest Rate Swaps

On September 6, 2017, the Company issued the 2024 Term Loan B, which currently bears an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.00%, subject to a 0.00% LIBOR floor. In order to reduce the variability in interest payments associated with the Company’s variable rate debt, during 2017 the Company entered into certain interest rate swap agreements to convert a portion of these variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to interest expense in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

As of March 31, 2019, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature over a period of five years. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (2.50% as of March 31, 2019) from the counterparties.

Net Investment Hedge

On September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (“CCS”), swapping USD principal and interest payments on its 2025 Senior Notes for euro-denominated payments. Under the terms of the CCS, the Company has notionally exchanged $500.0 million at an interest rate of 5.375% for €420.0 million at a weighted average interest rate of 3.45% for approximately five years. On September 1, 2017, the Company designated the full notional amount of the CCS (€420.0 million) as a hedge of its net investment in certain European subsidiaries under the forward method, with all changes in the fair value of the CCS recorded as a component of AOCI, as the CCS were deemed to be highly effective hedges. A cumulative foreign currency translation loss of $38.0 million was recorded within AOCI related to the CCS through March 31, 2018.

Effective April 1, 2018, the Company elected as an accounting policy to re-designate the CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of March 31, 2019, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Prior to April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

As of April 1, 2018, the initial excluded component value related to the CCS was $23.6 million, which the Company elected to amortize as a reduction of “Interest expense, net” in the condensed consolidated statements of operations using the straight-line method over the remaining term of the CCS. Additionally, the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of the CCS are being recognized within “Interest expense, net” in the condensed consolidated statements of operations.

Summary of Derivative Instruments

The following tables present the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

The following tables present the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Cost of sales	Interest expense, net	Other expense (income), net	Cost of sales	Interest expense, net	Other expense (income), net
Total amount of (income) expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$915.7	$10.2	$4.0	$946.4	$14.9	$(3.8)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$0.6	$—	$—	$(3.7)	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$0.3	$—	$—	$(0.1)	$—

Effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$4.0	$—	$—	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$2.7	$—	$—	$(5.3)

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three months ended March 31, 2019 and 2018:

	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended
	March 31,
	2019	2018
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$2.3	$(0.5)
Interest rate swaps	(2.2)	3.3
Total	$0.1	$2.8
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$11.5	$(20.4)
Total	$11.5	$(20.4)

The Company recorded gains of $2.7 million during the three months ended March 31, 2019 and losses of $5.3 million during the three months ended March 31, 2018 from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction losses of $3.1 million during the three months ended March 31, 2019 and gains of $10.4 million during the three months ended March 31, 2018, which resulted from the re-measurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statements of cash flows.

The Company expects to reclassify in the next twelve months an approximate $5.4 million net gain from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of March 31, 2019 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2019
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$5.2	$4.2	$1.2	$6.0	$16.6
Deferred charges and other assets	—	—	1.3	11.5	12.8
Gross derivative asset position	5.2	4.2	2.5	17.5	29.4
Less: Counterparty netting	(0.2)	—	—	—	(0.2)
Net derivative asset position	$5.0	$4.2	$2.5	$17.5	$29.2
Liability Derivatives:
Accounts payable	$(0.2)	$—	$—	$—	$(0.2)
Gross derivative liability position	(0.2)	—	—	—	(0.2)
Less: Counterparty netting	0.2	—	—	—	0.2
Net derivative liability position	$—	$—	$—	$—	$—
Total net derivative position	$5.0	$4.2	$2.5	$17.5	$29.2

	December 31, 2018
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.6	$1.9	$1.5	$8.1	$12.1
Deferred charges and other assets	—	—	3.2	—	3.2
Gross derivative asset position	0.6	1.9	4.7	8.1	15.3
Less: Counterparty netting	(0.5)	—	—	—	(0.5)
Net derivative asset position	$0.1	$1.9	$4.7	$8.1	$14.8
Liability Derivatives:
Accounts payable	$(2.1)	$—	$—	$—	$(2.1)
Other noncurrent obligations	—	—	—	(3.4)	(3.4)
Gross derivative liability position	(2.1)	—	—	(3.4)	(5.5)
Less: Counterparty netting	0.5	—	—	—	0.5
Net derivative liability position	$(1.6)	$—	$—	$(3.4)	$(5.0)
Total net derivative position	$(1.5)	$1.9	$4.7	$4.7	$9.8

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$5.0	$—	$5.0
Foreign exchange cash flow hedges—Assets	—	4.2	—	4.2
Interest rate swaps—Assets	—	2.5	—	2.5
Cross currency swaps—Assets	—	17.5	—	17.5
Total fair value	$—	$29.2	$—	$29.2

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(1.6)	—	(1.6)
Foreign exchange cash flow hedges—Assets	—	1.9	—	1.9
Interest rate swaps—Assets	—	4.7	—	4.7
Cross currency swaps—Assets	—	8.1	—	8.1
Cross currency swaps—(Liabilities)	—	(3.4)	—	(3.4)
Total fair value	$—	$9.8	$—	$9.8

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2019 and December 31, 2018:

	As of	As of
	March 31, 2019	December 31, 2018
2025 Senior Notes	$476.4	$438.3
2024 Term Loan B	680.5	658.9
Total fair value	$1,156.9	$1,097.2

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of March 31, 2019 and December 31, 2018.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2019	2018
Effective income tax rate	23.1%	17.1%

Provision for income taxes for the three months ended March 31, 2019 totaled $10.8 million, resulting in an effective tax rate of 23.1%. Provision for income taxes for the three months ended March 31, 2018 totaled $24.9 million, resulting in an effective tax rate of 17.1%.

The decrease in the effective tax rate for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily driven by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, which includes losses not anticipated to provide a tax benefit to the Company in the future.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental conditions were retained by Dow, and Dow has agreed to indemnify the Company from and against all environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of March 31, 2019 and December 31, 2018, the Company had no accrued obligations for environmental remediation or restoration costs.

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

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended
	March 31,
	2019	2018
Defined Benefit Pension Plans
Service cost	$3.2	$3.1
Interest cost	1.3	1.3
Expected return on plan assets	(0.5)	(0.6)
Amortization of prior service credit	(0.3)	(0.3)
Amortization of net loss	0.8	1.0
Net settlement and curtailment loss	0.7	—
Net periodic benefit cost	$5.2	$4.5

	Three Months Ended
	March 31,
	2019	2018
Other Postretirement Plans
Service cost	$—	$—
Interest cost	0.1	0.1
Amortization of prior service cost	—	—
Amortization of net gain	(0.1)	—
Net periodic benefit cost	$—	$0.1

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations.

As of March 31, 2019 and December 31, 2018, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $191.6 million and $189.2 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $0.9 million during the three months ended March 31, 2019. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $5.2 million to its defined benefit plans for the remainder of 2019.

NOTE 13—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three months ended March 31, 2019 and 2018, as well as unrecognized compensation cost as of March 31, 2019:

			As of
	Three Months Ended		March 31, 2019
	March 31,		Unrecognized	Weighted
	2019	2018	Compensation Cost	Average Years
RSUs	$2.1	$2.2	$17.3	2.4
Options	1.1	2.8	3.7	1.6
PSUs	0.9	0.5	11.2	2.4
Total share-based compensation expense	$4.1	$5.5

The following table summarizes awards granted and the respective weighted average grant date fair value for the three months ended March 31, 2019:

	Three Months Ended
	March 31, 2019
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	187,029	$51.01
Options	237,071	15.40
PSUs	117,053	54.01

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Expected term (in years)	5.50
Expected volatility	36.00%
Risk-free interest rate	2.53%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ shares that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the three months ended March 31, 2019, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Expected term (in years)	3.00
Expected volatility	36.40%
Risk-free interest rate	2.58%
Share Price	$50.95

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

NOTE 14—SEGMENTS

The Company operates under six segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Synthetic Rubber segment produces synthetic rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Performance Plastics segment includes a variety of highly engineered compounds and blends, the Company’s acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, and the Company’s soft-touch polymers and bioplastics business, which includes thermoplastic elastomers (“TPEs”). The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, and solution styrene-butadiene rubber (“SSBR”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s Segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three months ended March 31, 2019 and 2018. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three months ended March 31, 2019 and 2018.

	Latex	Synthetic	Performance			Americas
Three Months Ended (1)	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics
March 31, 2019	$17.5	$8.8	$35.5	$16.8	$17.2	$32.2
March 31, 2018	$27.5	$25.5	$65.5	$9.6	$41.5	$45.5

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

The reconciliation of income before income taxes to Segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2019	2018
Income before income taxes	$46.6	$145.2
Interest expense, net	10.2	14.9
Depreciation and amortization	33.9	31.9
Corporate Unallocated(2)	26.0	20.1
Adjusted EBITDA Addbacks(3)	11.3	3.0
Segment Adjusted EBITDA	$128.0	$215.1

(2)Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(3)Adjusted EBITDA addbacks for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
Net gain on disposition of businesses and assets	$(0.2)	$(0.5)
Restructuring and other charges (Note 15)	0.4	0.5
Acquisition transaction and integration costs	—	0.3
Other items(a)	11.1	2.7
Total Adjusted EBITDA Addbacks	$11.3	$3.0

(a)

Other items for the three months ended March 31, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services.

.

NOTE 15—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three months ended March 31, 2019 and 2018:

	Three Months Ended		Cumulative
	March 31,		Life-to-date
	2019	2018	Charges	Segment
Terneuzen Compounding Restructuring (1)
Asset impairment/accelerated depreciation	$—	$0.3	$3.1
Employee termination benefits	—	0.1	1.0
Contract terminations	—	—	0.3
Decommissioning and other	0.2	—	1.6
Terneuzen Subtotal	$0.2	$0.4	$6.0	Performance Plastics
Livorno Plant Restructuring (2)
Asset impairment/accelerated depreciation	$—	$—	$14.7
Employee termination benefits	—	—	5.4
Contract terminations	—	—	0.3
Decommissioning and other	0.2	0.3	3.9
Livorno Subtotal	$0.2	$0.3	$24.3	Latex Binders
Other Restructurings	—	0.1		Various
Total Restructuring Charges	$0.4	$0.8

(1)

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. As of March 31, 2019, the new facility is substantially complete, and some customer qualification activities are still ongoing. Substantive production at the existing facility is expected to cease during the second quarter of 2019, followed by decommissioning activities in 2019 and 2020. The Company expects to incur estimated decommissioning and other charges of approximately $0.6 million throughout 2019, the majority of which are expected to be paid throughout 2019.

(2)

In August 2016, the Company announced its plan to cease manufacturing activities at its latex binders manufacturing facility in Livorno, Italy. Production at the facility ceased in October 2016 and decommissioning activities began in the fourth quarter of 2016. In June 2018, the Company entered into a preliminary agreement to sell the land where the former facility is located, subject to certain activities being completed prior to closing. The sale is considered probable to close within one year following the balance sheet date; therefore, as of March 31, 2019 and December 31, 2018, the land is recorded as held-for-sale within “Other current assets” at a value of $11.8 million and $12.0 million, respectively (adjusted for foreign currency impact), and the deferred tax liability associated with that land is recorded as held-for-sale within “Accrued expenses and other current liabilities” at a value of $2.8 million and $2.9 million, respectively (adjusted for foreign currency impact), on the Company’s condensed consolidated balance sheets. In conjunction with the execution of this agreement, the Company received $1.3 million of the purchase price as a prepayment, which is recorded within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. The Company expects to incur a limited amount of additional decommissioning costs associated with this plant shutdown through the closing date of the sale, which will be expensed as incurred.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of March 31, 2019. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2018	Expenses	Deductions(1)	March 31, 2019
Employee termination benefits	$6.4	$—	$(1.0)	$5.4
Contract terminations	0.3	—	—	0.3
Decommissioning and other	—	0.4	(0.4)	—
Total	$6.7	$0.4	$(1.4)	$5.7

(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2019 and 2018	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2018	$(111.8)	$(39.4)	$8.9	$(142.3)
Other comprehensive income (loss)	(0.3)	(2.0)	1.0	(1.3)
Amounts reclassified from AOCI to net income (loss) (1)	—	1.0	(0.9)	0.1
Balance as of March 31, 2019	$(112.1)	$(40.4)	$9.0	$(143.5)

Balance as of December 31, 2017	$(94.5)	$(45.0)	$(6.1)	$(145.6)
Other comprehensive loss	(2.1)	—	(1.0)	(3.1)
Amounts reclassified from AOCI to net income (1)	—	0.6	3.8	4.4
Balance as of March 31, 2018	$(96.6)	$(44.4)	$(3.3)	$(144.3)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the three months ended March 31, 2019 and 2018:

	Amount Reclassified from AOCI
AOCI Components	Three Months Ended March 31,		Statements of Operations
	2019	2018	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(0.6)	$3.7	Cost of sales
Interest rate swaps	(0.3)	0.1	Interest expense, net
Total before tax	(0.9)	3.8
Tax effect	—	—	Provision for income taxes
Total, net of tax	$(0.9)	$3.8

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.3)	$(0.2)	(a)
Net actuarial loss	0.9	1.1	(a)
Net settlement and curtailment loss	0.8	—	(a)
Total before tax	1.4	0.9
Tax effect	(0.4)	(0.3)	Provision for income taxes
Total, net of tax	$1.0	$0.6

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

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

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions, except per share data)	2019	2018
Earnings:
Net income	$35.8	$120.3
Shares:
Weighted average ordinary shares outstanding	41.3	43.4
Dilutive effect of RSUs, option awards, and PSUs(1)	0.5	1.0
Diluted weighted average ordinary shares outstanding	41.8	44.4
Income per share:
Income per share—basic	$0.87	$2.77
Income per share—diluted	$0.86	$2.71

(1)

Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded from the computation of diluted earnings per share was 1.1 million and 0.2 million for the three months ended March 31, 2019 and 2018, respectively.

.

NOTE 18—LEASES

As discussed in Note 2, effective January 1, 2019, the Company adopted accounting guidance, Topic 842, issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method. As a result, comparative prior periods in the Company’s financial statements are not adjusted for the impacts of the new standard. The Company’s accounting policy and practical expedient elections related to accounting for leases, including those elected as a result of the adoption of Topic 842, are summarized as follows:

•

Package of practical expedients – The Company will not reassess whether expired or existing contracts contain a lease, will not reassess the classification of expired or existing leases, and will not reassess whether lease initial direct costs would qualify for capitalization under the new lease accounting standards.

•

Lease and non-lease components as lessee – For leases across all asset classes in which the Company is a lessee (discussed below), the Company will not separate non-lease components from lease components and instead will account for these items as a single lease component.

•

Portfolio approach – The Company has elected to utilize the portfolio approach under which it will not have to consider the components to apply lease accounting. Specifically, the Company will leverage the portfolio approach in determining the discount rate within multiple asset classes, and in determining the lease term considerations for immaterial asset classes, including, but not limited to, motor vehicles and plant, office, and information technology equipment.

•

Land easements – The Company will not reassess whether existing or expired land easements that were not previously accounted for as leases are or contain a lease under the new lease accounting standards.

•

Use of hindsight and short-term lease exemption – The Company is not electing to utilize either the practical expedient related to the use of hindsight or the election to exclude short-term leases from balance sheet presentation.

The Company routinely enters into leasing arrangements for a variety of assets including buildings/offices, warehouses and tanks for product storage, railcars and other vehicles for product transportation, motor vehicles, and other equipment. The Company determines if a contract is or contains a lease based on its relevant terms in accordance with Topic 842, including whether it conveys to the Company the right to obtain substantially all the economic benefits of the identified leased asset and to direct its use.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes, pursuant to the aforementioned portfolio approach methodology. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term.

The Company's ROU assets and lease liabilities are classified on its condensed consolidated balance sheets as follows:

	As of
	March 31,
	2019	Location on Balance Sheet
Operating lease ROU assets	$68.1	Right-of-use assets - operating
Finance lease ROU assets	0.6	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	(15.2)	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	(53.2)	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	(0.1)	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	(0.5)	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its condensed consolidated statements of operations as follows:

Three Months Ended
March 31,
2019
Finance lease cost:
Amortization of lease ROU assets*	$—
Interest on lease liabilities*	—

Operating lease cost	4.6
Variable lease cost*	—
Total lease cost	$4.6

*For the three months ended March 31, 2019, amounts totaled less than $0.1 million.

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

Three Months Ended
March 31,
2019
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$3.8
Operating cash flows from finance leases*	—
Financing cash flows from finance leases*	—

Non-cash lease liability activity:
ROU assets obtained in exchange for new operating lease liabilities	$72.5
ROU assets obtained in exchange for new finance lease liabilities	0.6

*For the three months ended March 31, 2019, amounts totaled less than $0.1 million.

As of March 31, 2019, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating Leases	$13.1	$14.2	$8.4	$7.0	$6.8	$34.6	$84.1	$(15.7)	$68.4
Finance Leases	$—	$0.1	$0.1	$0.1	$0.1	$0.4	$0.8	$(0.2)	$0.6

As of March 31, 2019, the weighted average remaining lease term of the Company's operating and finance leases was 9.2 and 16.2 years, respectively, and the weighted average discount rate used to determine the lease liability for operating and finance leases was 4.8% and 4.6%, respectively.

As of March 31, 2019, the Company has additional operating leases that have not yet commenced of $3.2 million. The leases will commence in fiscal year 2020 with lease terms of 0.5 to 5.0 years.

Disclosures related to periods prior to adoption of Topic 842

As discussed above, the Company adopted Topic 842 effective January 1, 2019 using a modified retrospective approach. As required, the following disclosure is provided for periods prior to adoption. The Company’s total future minimum annual rentals in effect at December 31, 2018 for noncancelable operating leases, which were accounted for under the previous leasing standard, Accounting Standards Codification 840, were as follows:

Annual Commitment
2019	2020	2021	2022	2023	Thereafter	Total
$17.5	$14.4	$9.0	$10.6	$5.4	$16.0	$72.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2019 Year-to-Date Highlights

During the three months ended March 31, 2019, Trinseo recognized net income of $35.8 million and Adjusted EBITDA of $102.0 million. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Chief Financial Officer Transition

On April 29, 2019, the Company named David Stasse as Executive Vice President and Chief Financial Officer, effective July 1, 2019, replacing Barry Niziolek who previously announced his plans to retire. Mr. Stasse is currently serving as the Company’s Vice President, Treasury and Investor Relations.

Trinseo to Acquire Latex Binders Assets in Germany

On May 2, 2019, the Company announced that it has signed a definitive agreement with Dow to acquire its latex binders production assets in Rheinmünster, Germany, which will provide Trinseo with manufacturing assets capable of producing applications for the adhesives and construction markets. The transaction is expected to close in the second half of 2019, following European Union regulatory approval and customary closing conditions. This transaction will not require any upfront cash outlay from Trinseo; however, Trinseo expects to assume approximately €40.0 million in pension liabilities for transferred employees in exchange for the assets described above.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The table below sets forth our historical results of operations and these results as a percentage of net sales for the periods indicated.

	Three Months Ended
	March 31,
(in millions)	2019	%	2018	%
Net sales	$1,013.1	100%	$1,121.6	100%
Cost of sales	915.7	90%	946.4	84%
Gross profit	97.4	10%	175.2	16%
Selling, general and administrative expenses	68.8	7%	64.4	6%
Equity in earnings of unconsolidated affiliates	32.2	3%	45.5	4%
Operating income	60.8	6%	156.3	14%
Interest expense, net	10.2	1%	14.9	1%
Other expense (income), net	4.0	—%	(3.8)	—%
Income before income taxes	46.6	5%	145.2	13%
Provision for income taxes	10.8	1%	24.9	2%
Net income	$35.8	4%	$120.3	11%

Three Months Ended – March 31, 2019 vs. March 31, 2018

Net Sales

Of the 10% decrease in net sales, 15% was due to lower selling prices resulting from the pass through of lower raw material costs, primarily from styrene. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. These decreases were partially offset by a 9% increase in net sales due to higher sales volume within the Polystyrene, Feedstocks, Performance Plastics, and Latex Binders segments, partially offset by lower sales volume within the Synthetic Rubber segment. See the segment discussion below for further information.

Cost of Sales

Of the 3% decrease in cost of sales, 7% was due to lower raw material costs, primarily from styrene. An additional 4% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. These decreases were partially offset by a 7% increase due to higher sales volume within the Polystyrene, Feedstocks, Performance Plastics, and Latex Binders segments, partially offset by lower sales volume within the Synthetic Rubber segment. An additional 2% increase was due to increased fixed costs during the period.

Gross Profit

The decrease in gross profit of 44% was primarily attributable to margin compression during the period in the Feedstocks, Performance Plastics, and Latex Binders segments. This was due to a combination of factors, including macroeconomic dynamics in China, weakness in certain key markets such as automotive and tires, and lower styrene margins from a higher level of unplanned industry outages in the prior year. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $4.4 million, or 7%, increase in SG&A is due to several factors. Higher advisory and professional fees resulted in an $8.8 million increase in costs incurred in conjunction with the Company’s transition of business and technical services from Dow. Offsetting these increased costs was a decrease of $1.4 million in share-based compensation expense as well as a $0.4 million decrease in restructuring charges during the three months ended March 31, 2019 compared to the prior year. Additionally, a decrease of $1.7 million was due to currency impacts on our euro-based expenses, as the euro weakened in comparison to the U.S. dollar.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $13.3 million was due to lower equity earnings from Americas Styrenics during the period, mainly attributable to lower styrene margins as well as the planned styrene maintenance outage at its St. James, LA facility in the first quarter of 2019.

Interest Expense, Net

The decrease in interest expense, net of $4.7 million, or 32%, was primarily attributable to the benefits received from the cross currency swaps that the Company entered into in September 2017, which are now recorded as a benefit within interest expense as a result of our adoption of new hedging accounting guidance during the second quarter of 2018.

Other Expense (Income), Net

Other expense, net for the three months ended March 31, 2019 was $4.0 million, which included $2.3 million of expense related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction losses of $0.4 million. Net foreign transaction losses included $3.1 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $2.7 million of gains from our foreign exchange forward contracts. Other expense, net also included $1.5 million of other miscellaneous expenses during the period.

Other income, net for the three months ended March 31, 2018 was $3.8 million, which primarily included net foreign exchange transaction gains for the period of $5.1 million. Net foreign exchange transactions gains included $10.4 million of foreign exchange transaction gains primarily due to the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $5.3 million of losses from our foreign exchange forward contracts. Other income, net also included $1.7 million of expense related to the non-service cost components of net periodic benefit cost.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2019 totaled $10.8 million, resulting in an effective tax rate of 23.1%. Provision for income taxes for the three months ended March 31, 2018 totaled $24.9 million, resulting in an effective tax rate of 17.1%.

The decrease in provision for income taxes was primarily driven by the $98.6 million decrease in income before income taxes. This decrease was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, which includes losses not anticipated to provide a tax benefit to the Company in the future.

Outlook

As discussed above, generally weaker economic conditions, including continued weak automotive and tire markets and the weak economic environment in China, impacted the first quarter 2019 results versus the prior year. We have seen signs of improved demand across some of our markets and the Company expects a modest improvement in second quarter profitability in comparison to the first quarter. Results for full year 2019 will be influenced by the timing and magnitude of a market recovery. Amid these market conditions, the Company has initiated a number of working capital and cost initiatives to improve our operating results, and remains focused on cash generation and cost management.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2019 and 2018. Inter-segment sales have been eliminated. Refer to Note 14 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

Latex Binders Segment

Our Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications, such as adhesive, building and construction, and the technical textile paper market.

	Three Months Ended
	March 31,
($ in millions)	2019	2018	% Change
Net sales	$223.9	$255.3	(12)%
Adjusted EBITDA	$17.5	$27.5	(36)%
Adjusted EBITDA margin	8%	11%

Three Months Ended – March 31, 2019 vs. March 31, 2018

Of the 12% decrease in net sales, 14% was due to lower pricing from the pass through of lower raw material costs, primarily from styrene, and 2% was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. Partially offsetting these decreases was a 5% increase due to higher sales volume as increases to the paper, board and carpet markets in North America and Europe were partially offset by a decrease to the paper market in Asia primarily from a customer outage.

Adjusted EBITDA decreased by $10.0 million, or 36%, including a 43% decrease due to lower margins from raw material dynamics as well as competitive market conditions. These decreases were partially offset by a 6% increase due to higher sales volume, as well as a 4% increase due to fixed cost improvements.

Synthetic Rubber Segment

Our Synthetic Rubber segment produces styrene-butadiene and polybutadiene-based rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as solution styrene-butadiene rubber (“SSBR”), nickel polybutadiene rubber (“Ni-PBR”), and neodymium polybutadiene rubber (“Nd-PBR”), while also producing core products, such as emulsion styrene-butadiene rubber (“ESBR”).

	Three Months Ended
	March 31,
($ in millions)	2019	2018	% Change
Net sales	$124.6	$149.2	(16)%
Adjusted EBITDA	$8.8	$25.5	(65)%
Adjusted EBITDA margin	7%	17%

Three Months Ended – March 31, 2019 vs. March 31, 2018

Of the 16% decrease in net sales, 10% was due to lower sales volume, primarily related to decreased sales of SSBR and ESBR, and 5% was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. An additional 2% decrease was due to lower pricing from the pass through of lower raw material costs, primarily from styrene.

Adjusted EBITDA decreased by $16.7 million, or 65%. Lower margins resulted in a 33% decrease due to unfavorable raw material timing impacts, net of price lag, and lower sales volume resulted in a 28% decrease. In addition, higher fixed costs, due to a lower level of fixed cost absorption, resulted in an 8% decrease.

Performance Plastics Segment

Our Performance Plastics segment consists of a variety of compounds and blends, our ABS, SAN, PC businesses, and our soft-touch polymers and bioplastics business, which includes thermoplastic elastomers (“TPEs”). We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, electrical, lighting, building and construction, appliances, and footwear.

	Three Months Ended
	March 31,
($ in millions)	2019	2018	% Change
Net sales	$369.3	$402.9	(8)%
Adjusted EBITDA	$35.5	$65.5	(46)%
Adjusted EBITDA margin	10%	16%

Three Months Ended – March 31, 2019 vs March 31, 2018

Of the 8% decrease in net sales, 12% was due to lower pricing from the pass through of lower styrene costs as well as lower polycarbonate prices due to lower industry operating rates. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. These decreases to net sales were partially offset by a 7% increase attributable to higher sales volume.

Adjusted EBITDA decreased by $30.0 million, or 46%, due to several factors. Lower margins resulted in a $33.8 million, or 52%, decrease in Adjusted EBITDA, due to a combination of drivers, including a slowdown in the automotive industry and general market uncertainty in China due to ongoing trade dynamics. In addition, polycarbonate margins were particularly impacted due to lower industry operating rates from increased supply impacting an already weakened market. Adjusted EBITDA decreased an additional $7.3 million, or 11%, due to increased fixed costs from a lower level of fixed cost absorption. These impacts were partially offset by higher sales volume, which resulted in a $10.6 million, or 16%, increase in Adjusted EBITDA.

Polystyrene Segment

Our product offerings in our Polystyrene segment include a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). These products provide customers with performance and aesthetics at a low cost across applications, including appliances, packaging, including food packaging and food service disposables, consumer electronics, and building and construction materials.

	Three Months Ended
	March 31,
($ in millions)	2019	2018	% Change
Net sales	$228.5	$239.6	(5)%
Adjusted EBITDA	$16.8	$9.6	75%
Adjusted EBITDA margin	7%	4%

Three Months Ended – March 31, 2019 vs. March 31, 2018

Of the 5% decrease in net sales, 26% was due to lower pricing from the pass through of lower styrene costs to our customers, offset by a 25% increase attributable to higher sales volume from customer restocking and more favorable market conditions. Net sales decreased an additional 4% due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

The $7.2 million, or 75%, increase in Adjusted EBITDA was primarily due to increased sales volume, which resulted in a $6.9 million, or 72%, increase as well as higher margins, which resulted in a $3.6 million, or 38%, increase. These impacts were partially offset by a $2.8 million, or 29%, decrease in Adjusted EBITDA due to a lower level of fixed cost absorption.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended
	March 31,
($ in millions)	2019	2018	% Change
Net sales	$66.8	$74.6	(10)%
Adjusted EBITDA	$17.2	$41.5	(59)%
Adjusted EBITDA margin	26%	56%

Three Months Ended – March 31, 2019 vs. March 31, 2018

Of the 10% decrease in net sales, 26% was due to lower pricing from the pass through of lower styrene prices and 3% was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. These decreases were partially offset by an 18% increase due to higher sales volume.

The decrease of $24.3 million, or 59%, in Adjusted EBITDA was primarily due to lower margins, as there were a significant number of unplanned industry outages in the prior year, which resulted in a net $25.2 million, or 61%, decrease. This was slightly offset by a $1.0 million, or 2%, increase due to fixed cost improvements.

Americas Styrenics Segment

This segment consists solely of the equity earnings from of our 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America. Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products, as well as a key raw material for the production of polystyrene. Major applications for the polystyrene products Americas Styrenics produces include appliances, food packaging, food service disposables, consumer electronics, and building and construction materials.

	Three Months Ended
	March 31,
($ in millions)	2019	2018	% Change
Adjusted EBITDA*	$32.2	$45.5	(29)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – March 31, 2019 vs. March 31, 2018

The decrease in Adjusted EBITDA was mainly due to lower styrene margins as well as the planned styrene maintenance outage at its St. James, LA facility in the first quarter of 2019.

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

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net income	$35.8	$120.3
Interest expense, net	10.2	14.9
Provision for income taxes	10.8	24.9
Depreciation and amortization	33.9	31.9
EBITDA(a)	$90.7	$192.0
Net gain on disposition of businesses and assets	(0.2)	(0.5)
Restructuring and other charges(b)	0.4	0.5
Acquisition transaction and integration costs	—	0.3
Other items(c)	11.1	2.7
Adjusted EBITDA	$102.0	$195.0

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

(b)

Restructuring and other charges for the three months ended March 31, 2019 and 2018 primarily relate to decommissioning, contract termination, and employee termination benefit charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 15 in the condensed consolidated financial statements for further information regarding restructuring activities.

(c)

Other items for the three months ended March 31, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2019 and 2018. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$153.2	$40.8
Investing activities	(24.3)	(30.1)
Financing activities	(60.4)	(48.0)
Effect of exchange rates on cash	(1.6)	3.4
Net change in cash, cash equivalents, and restricted cash	$66.9	$(33.9)

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2019 totaled $153.2 million, inclusive of $12.5 million in dividends from Americas Styrenics. Net cash provided by operating assets and liabilities for the three months ended March 31, 2019 totaled $105.4 million, noting a decrease in inventories of $57.7 million as well as an increase in accounts payable and other current liabilities of $49.4 million. These fluctuations were partially offset by an increase in accounts receivable of $4.8 million. The decrease in inventories was due to actions taken to reduce inventory levels as well as decreased raw material prices, while the increase in accounts payable and other current liabilities was primarily due to timing of vendor payments. Accounts receivable at the end of the first quarter increased relative to the end of 2018 primarily due to increased sales volume.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 totaled $24.3 million, primarily resulting from capital expenditures of $25.0 million. Net cash used in investing activities during the three months ended March 31, 2018 totaled $30.1 million, primarily resulting from capital expenditures of $30.6 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2019 totaled $60.4 million. This activity was primarily due to $37.4 million of payments related to the repurchase of ordinary shares, $17.4 million of dividends paid, and $1.8 million of net principal payments related to our 2024 Term Loan B during the period. Additionally, net cash used in financing activities included $3.8 million of withholding taxes paid related to the vesting of certain RSUs during the period.

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

	Three Months Ended
	March 31,
(in millions)	2019	2018
Cash provided by operating activities	$153.2	$40.8
Capital expenditures	(25.0)	(30.6)
Free Cash Flow	$128.2	$10.2

Refer to the discussion above for significant impacts to cash provided by operating activities for the three months ended March 31, 2019 and 2018.

Capital Resources and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, to service our outstanding indebtedness, and to fund the return of capital to shareholders via dividend payments and ordinary share repurchases, when deemed appropriate. Our sources of liquidity include cash on hand, cash flow from operations, and amounts available under the Senior Credit Facility and the Accounts Receivable Securitization Facility (discussed further below).

As of March 31, 2019 and December 31, 2018, we had $1,191.2 million and $1,192.4 million, respectively, in outstanding indebtedness and $1,057.3 million and $1,094.3 million, respectively, in working capital. In addition, as of March 31, 2019 and December 31, 2018, we had $120.8 million and $113.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of March 31, 2019 and December 31, 2018 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report.

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2019			December 31, 2018
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$689.5	4.5%	$8.1	$691.3	4.1%	$31.6
2022 Revolving Facility	—	—	0.7	—	—	2.9
2025 Senior Notes	500.0	5.4%	3.0	500.0	5.4%	16.1
Accounts Receivable Securitization Facility	—	—	0.4	—	—	1.5
Other indebtedness*	1.7	4.8%	—	1.1	4.8%	0.1
Total	$1,191.2		$12.2	$1,192.4		$52.2

*For the three months ended March 31, 2019, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022, and has a borrowing capacity of $375.0 million. As of March 31, 2019, the Company had no outstanding borrowings, and had $360.7 million (net of $14.3 million outstanding letters of credit) of funds available for borrowing under the 2022 Revolving Facility. Further, as of March 31, 2019, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is LIBOR plus 2.00% (subject to a 0.00% LIBOR floor).

The Company made net principal payments of $1.8 million on the 2024 Term Loan B during the three months ended March 31, 2019, with an additional $7.0 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of March 31, 2019.

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

We also continue to maintain our Accounts Receivable Securitization Facility which has a borrowing capacity of $150.0 million and matures in September 2021. As of March 31, 2019, there were no amounts outstanding under this facility, and the Company had accounts receivable available to support this facility in excess of our borrowing capacity, based on the pool of eligible accounts receivable.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the three months ended March 31, 2019, the Company declared dividends of $0.40 per ordinary share, totaling $16.6 million, all of which remains accrued as of March 31, 2019 and the majority of which will be paid in April 2019. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2019. During the three months ended March 31, 2019, under existing authority from our board of directors, the Company purchased approximately 0.7 million ordinary shares from our shareholders through open market transactions for an aggregate purchase price of $37.4 million. We believe that funds provided by operations, our existing cash, cash equivalent, and restricted cash balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions, while also providing the Company the ability to return capital to our shareholders via dividend payments and share repurchases. Nevertheless, our ability to generate future cash and to pay our indebtedness and fund other liquidation needs is subject to certain risks described under Part I, Item 1A-“Risk Factors” of our Annual Report. As of March 31, 2019, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

We describe our significant accounting policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report, while we discuss our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report. There have been no material revisions to the significant accounting policies or critical accounting policies and estimates as filed in our Annual Report, other than the impacts to our significant accounting policies from the adoption of lease accounting guidance adopted January 1, 2019, discussed further within Notes 2 and 18 to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2018, for which there have been no material changes.  We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Recent sales of unregistered securities

None.

(b)Use of Proceeds from registered securities

None.

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended March 31, 2019 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2019	252,000	$48.29	252,000	987,333	(1)
February 1 - February 28, 2019	228,000	$50.12	228,000	759,333	(1)
March 1 - March 31, 2019	220,000	$47.28	220,000	539,333	(1)
Total	700,000	$48.57	700,000

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

10.4

Deed of Amendment and Restatement, dated September 28, 2018, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, File No. 001-36473, filed on November 9, 2018)

10.5

Employment Agreement between Trinseo LLC and Frank A. Bozich, dated December 11, 2018 (incorporated herein by reference to Exhibit 10.1 to Current Report filed on form 8-K, File No. 001-36473, filed on January 30, 2019)

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

Date: May 3, 2019

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Barry J. Niziolek
Name:	Barry J. Niziolek
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)