Form 10-Q
period 2019-06-30
Trinseo S.A.
filed 2019-08-09
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

(610) 240-3200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Ordinary Shares, par value $0.01 per share	TSE	New York Stock Exchange

As of August 5, 2019, there were 40,200,697 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2019

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report filed with the SEC on February 28, 2019 under Part I, Item IA— “Risk Factors,” and elsewhere within this Quarterly Report.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$534.9	$452.3
Accounts receivable, net of allowance for doubtful accounts (June 30, 2019: $5.1; December 31, 2018: $6.1)	619.8	648.1
Inventories	458.5	510.4
Other current assets	25.3	20.5
Total current assets	1,638.5	1,631.3
Investments in unconsolidated affiliates	199.1	179.1
Property, plant and equipment, net of accumulated depreciation (June 30, 2019: $632.7; December 31, 2018: $590.6)	574.3	592.1
Other assets
Goodwill	68.7	69.0
Other intangible assets, net	185.2	191.1
Right-of-use assets - operating	70.8	—
Deferred income tax assets	29.3	26.7
Deferred charges and other assets	38.3	37.5
Total other assets	392.3	324.3
Total assets	$2,804.2	$2,726.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$8.7	$7.0
Accounts payable	394.9	354.2
Current lease liabilities - operating	15.5	—
Income taxes payable	4.5	16.0
Accrued expenses and other current liabilities	155.5	159.8
Total current liabilities	579.1	537.0
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,160.5	1,160.8
Noncurrent lease liabilities - operating	55.6	—
Deferred income tax liabilities	49.2	45.4
Other noncurrent obligations	214.7	214.9
Total noncurrent liabilities	1,480.0	1,421.1
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (June 30, 2019: 48.8 shares issued and 40.6 shares outstanding; December 31, 2018: 48.8 shares issued and 41.6 shares outstanding)	0.5	0.5
Additional paid-in-capital	571.2	575.4
Treasury shares, at cost (June 30, 2019: 8.2 shares; December 31, 2018: 7.2 shares)	(465.1)	(418.1)
Retained earnings	784.1	753.2
Accumulated other comprehensive loss	(145.6)	(142.3)
Total shareholders’ equity	745.1	768.7
Total liabilities and shareholders’ equity	$2,804.2	$2,726.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$951.8	$1,236.6	$1,964.9	$2,358.1
Cost of sales	865.6	1,073.9	1,781.2	2,020.2
Gross profit	86.2	162.7	183.7	337.9
Selling, general and administrative expenses	71.4	61.7	140.3	126.1
Equity in earnings of unconsolidated affiliates	40.3	33.2	72.5	78.8
Operating income	55.1	134.2	115.9	290.6
Interest expense, net	9.9	10.8	20.1	25.7
Loss on extinguishment of long-term debt	—	0.2	—	0.2
Other expense, net	1.5	4.5	5.5	0.8
Income before income taxes	43.7	118.7	90.3	263.9
Provision for income taxes	15.7	20.4	26.5	45.3
Net income	$28.0	$98.3	$63.8	$218.6
Weighted average shares- basic	40.8	43.1	41.0	43.3
Net income per share- basic	$0.69	$2.28	$1.56	$5.05
Weighted average shares- diluted	41.1	43.8	41.5	44.2
Net income per share- diluted	$0.68	$2.24	$1.54	$4.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$28.0	$98.3	$63.8	$218.6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	3.0	(16.1)	2.7	(18.2)
Net gain (loss) on cash flow hedges	(5.4)	11.9	(5.3)	14.7
Pension and other postretirement benefit plans:
Net loss arising during period (net of tax of: $0.0, $0.0, $0.2, and $0.0)	—	—	(2.0)	—
Amounts reclassified from accumulated other comprehensive income	0.3	0.6	1.3	1.2
Total other comprehensive loss, net of tax	(2.1)	(3.6)	(3.3)	(2.3)
Comprehensive income	$25.9	$94.7	$60.5	$216.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	41.6	7.2	$0.5	$575.4	$(418.1)	$(142.3)	$753.2	$768.7
Net income	—	—	—	—	—	—	35.8	35.8
Other comprehensive loss	—	—	—	—	—	(1.2)	—	(1.2)
Share-based compensation activity	0.1	(0.1)	—	(6.6)	7.0	—	—	0.4
Purchase of treasury shares	(0.7)	0.7	—	—	(34.0)	—	—	(34.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(16.6)	(16.6)
Balance at March 31, 2019	41.0	7.8	$0.5	$568.8	$(445.1)	$(143.5)	$772.4	$753.1
Net income	—	—	—	—	—	—	28.0	28.0
Other comprehensive income	—	—	—	—	—	(2.1)	—	(2.1)
Share-based compensation activity	0.1	(0.1)	—	2.4	1.7	—	—	4.1
Purchase of treasury shares	(0.5)	0.5	—	—	(21.7)	—	—	(21.7)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(16.3)	(16.3)
Balance at June 30, 2019	40.6	8.2	$0.5	$571.2	$(465.1)	$(145.6)	$784.1	$745.1

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	43.4	5.4	$0.5	$578.8	$(286.8)	$(145.6)	$527.9	$674.8
Net income	—	—	—	—	—	—	120.3	120.3
Other comprehensive income	—	—	—	—	—	1.3	—	1.3
Share-based compensation activity	0.3	(0.3)	—	(12.2)	11.5	—	—	(0.7)
Purchase of treasury shares	(0.3)	0.3	—	—	(24.2)	—	—	(24.2)
Dividends on ordinary shares ($0.36 per share)	—	—	—	—	—	—	(15.8)	(15.8)
Balance at March 31, 2018	43.4	5.4	$0.5	$566.6	$(299.5)	$(144.3)	$632.4	$755.7
Net income	—	—	—	—	—	—	98.3	98.3
Other comprehensive loss	—	—	—	—	—	(3.6)	—	(3.6)
Share-based compensation activity	0.1	(0.1)	—	2.5	1.2	—	—	3.7
Purchase of treasury shares	(0.5)	0.5	—	—	(35.0)	—	—	(35.0)
Dividends on ordinary shares ($0.36 per share)	—	—	—	—	—	—	(17.3)	(17.3)
Balance at June 30, 2018	43.0	5.8	$0.5	$569.1	$(333.3)	$(147.9)	$713.4	$801.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$63.8	$218.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	68.7	64.3
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	(0.2)	0.9
Deferred income tax	0.3	0.4
Share-based compensation expense	7.7	8.9
Earnings of unconsolidated affiliates, net of dividends	(20.0)	(11.3)
Unrealized net (gain) loss on foreign exchange forward contracts	5.5	(7.7)
Loss on extinguishment of long-term debt	—	0.2
Gain on sale of businesses and other assets	(0.2)	(0.5)
Impairment charges	—	0.4
Pension curtailment and settlement loss	0.7	—
Changes in assets and liabilities
Accounts receivable	24.1	(83.0)
Inventories	50.7	(31.0)
Accounts payable and other current liabilities	45.1	31.8
Income taxes payable	(11.2)	(20.2)
Other assets, net	1.0	(3.7)
Other liabilities, net	(2.0)	14.3
Cash provided by operating activities	234.0	182.4
Cash flows from investing activities
Capital expenditures	(47.6)	(59.5)
Proceeds from capital expenditures subsidy	—	1.0
Proceeds from the sale of businesses and other assets	0.7	1.8
Cash used in investing activities	(46.9)	(56.7)
Cash flows from financing activities
Deferred financing fees	—	(0.6)
Short-term borrowings, net	(2.3)	(0.1)
Purchase of treasury shares	(59.1)	(60.5)
Dividends paid	(33.8)	(31.8)
Proceeds from exercise of option awards	0.8	2.3
Withholding taxes paid on restricted share units	(4.0)	(8.3)
Net proceeds from issuance of 2024 Term Loan B	—	696.5
Repayments of 2024 Term Loan B	(3.5)	(700.0)
Cash used in financing activities	(101.9)	(102.5)
Effect of exchange rates on cash	(1.6)	(4.6)
Net change in cash, cash equivalents, and restricted cash	83.6	18.6
Cash, cash equivalents, and restricted cash—beginning of period	452.3	432.8
Cash, cash equivalents, and restricted cash—end of period	$535.9	$451.4
Less: Restricted cash, included in "Other current assets"	(1.0)	—
Cash and cash equivalents—end of period	$534.9	$451.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2019 and 2018 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2018 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

The December 31, 2018 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2018 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods. The presentation of prior year amounts in the condensed consolidated statements of shareholders’ equity have been updated to conform to the current year presentation.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In February 2016, the FASB issued guidance related to leases that outlines a comprehensive lease accounting model and supersedes prior lease guidance. The new guidance requires lessees to recognize on the consolidated balance sheets lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using a modified retrospective transition, applying the new standard to all leases existing at the date of initial application. The Company adopted the standard effective January 1, 2019, and as a result, the Company recorded ROU assets and lease liabilities of $73.0 million and $72.4 million, respectively, on the condensed consolidated balance sheet as of January 1, 2019. The Company’s adoption of this standard did not result in a cumulative effect adjustment being recorded to opening retained earnings as of January 1, 2019 and did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows. Refer to Note 18 for new disclosure requirements in effect as a result of this adoption.

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension plans or other postretirement plans. This amendment is effective for public companies for fiscal years ending after December 15, 2020. Early adoption is permitted, and the provisions of the amendment should be applied on a retrospective basis to all periods presented. The Company does not anticipate that adoption of the new guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued guidance which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard update is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt the new guidance prospectively to eligible costs incurred on or after the date first applied. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements, barring significant future cloud computing transactions.

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

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and six months ended June 30, 2019 and 2018:

	Latex	Synthetic	Performance
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
June 30, 2019
United States	$67.2	$—	$78.4	$—	$2.4	$148.0
Europe	99.2	112.1	187.3	115.9	33.2	547.7
Asia-Pacific	60.8	—	59.7	91.2	19.3	231.0
Rest of World	3.0	—	22.1	—	—	25.1
Total	$230.2	$112.1	$347.5	$207.1	$54.9	$951.8
June 30, 2018
United States	$74.8	$—	$82.7	$—	$2.9	$160.4
Europe	119.1	155.3	245.2	164.6	55.3	739.5
Asia-Pacific	82.6	—	60.9	121.0	43.9	308.4
Rest of World	4.3	—	24.0	—	—	28.3
Total	$280.8	$155.3	$412.8	$285.6	$102.1	$1,236.6

	Latex	Synthetic	Performance
Six Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
June 30, 2019
United States	$130.5	$—	$160.2	$—	$5.1	$295.8
Europe	200.6	236.7	400.7	254.1	73.6	1,165.7
Asia-Pacific	117.3	—	111.2	181.5	43.0	453.0
Rest of World	5.7	—	44.7	—	—	50.4
Total	$454.1	$236.7	$716.8	$435.6	$121.7	$1,964.9
June 30, 2018
United States	$139.1	$—	$166.8	$0.2	$6.6	$312.7
Europe	232.6	304.5	494.3	312.6	113.3	1,457.3
Asia-Pacific	156.8	—	108.2	212.4	56.8	534.2
Rest of World	7.6	—	46.3	—	—	53.9
Total	$536.1	$304.5	$815.6	$525.2	$176.7	$2,358.1

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

Americas Styrenics is a privately held company; therefore, a quoted market price for its equity interests are not available. The summarized financial information of the Company’s unconsolidated affiliate is shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$418.4	$481.5	$787.6	$968.1
Gross profit	$85.9	$73.0	$140.1	$168.2
Net income	$72.8	$58.7	$115.7	$144.4

Americas Styrenics

As of June 30, 2019 and December 31, 2018, the Company’s investment in Americas Styrenics was $199.1 million and $179.1 million, respectively, which was $18.9 million and $46.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over the weighted average remaining useful life of the contributed assets of approximately 1.7 years as of June 30, 2019. The Company received dividends from Americas Styrenics of $40.0 million and $52.5 million during the three and six months ended June 30, 2019, respectively, compared to $37.5 million and $67.5 million during the three and six months ended June 30, 2018, respectively.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2019	2018
Finished goods	$223.7	$269.8
Raw materials and semi-finished goods	199.7	205.8
Supplies	35.1	34.8
Total	$458.5	$510.4

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, debt consisted of the following:

			June 30, 2019			December 31, 2018
	Interest Rate as of June 30, 2019	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	4.402%	September 2024	$687.8	$(14.9)	$672.9	$691.3	$(16.2)	$675.1
2022 Revolving Facility(2)	Various	September 2022	—	—	—	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(7.8)	492.2	500.0	(8.4)	491.6
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—	—	—	—
Other indebtedness	Various	Various	4.1	—	4.1	1.1	—	1.1
Total debt			$1,191.9	$(22.7)	$1,169.2	$1,192.4	$(24.6)	$1,167.8
Less: current portion(4)					(8.7)			(7.0)
Total long-term debt, net of unamortized deferred financing fees					$1,160.5			$1,160.8
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	Under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $360.9 million (net of $14.1 million outstanding letters of credit) as of June 30, 2019. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	This facility had a borrowing capacity of $150.0 million as of June 30, 2019. Additionally, as of June 30, 2019, the Company had approximately $134.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.00%
(4)	As of June 30, 2019 and December 31, 2018, the current portion of long-term debt primarily related to $7.0 million of the scheduled future principal payments on the 2024 Term Loan B.

.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2018 to June 30, 2019:

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2018	$15.9	$11.3	$37.3	$4.5	$—	$—	$69.0
Foreign currency impact	(0.1)	(0.1)	(0.1)	—	—	—	(0.3)
Balance at June 30, 2019	$15.8	$11.2	$37.2	$4.5	$—	$—	$68.7

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

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment.

As of June 30, 2019, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $403.8 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2019:

June 30,
Buy / (Sell)	2019
Euro	$(262.4)
Chinese Yuan	$(42.4)
Swiss Franc	$33.4
Mexican Peso	$(15.2)
Indonesian Rupiah	$(13.8)

Open foreign exchange forward contracts as of June 30, 2019 had maturities occurring over a period of two months.

Foreign Exchange Cash Flow Hedges

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open foreign exchange cash flow hedges as of June 30, 2019 had maturities occurring over a period of six months, and had a net notional U.S. dollar equivalent of $71.4 million.

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

As of June 30, 2019, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (2.40% as of June 30, 2019) from the counterparties.

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

Effective April 1, 2018, the Company elected as an accounting policy to re-designate the CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of June 30, 2019, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Prior to April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

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

Summary of Derivative Instruments

The following tables present the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations for Derivative Instruments
	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net
Total amount of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$865.6	$9.9	$1.5	$1,073.9	$10.8	$4.5

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$1.6	$—	$—	$(2.6)	$—	$—
Interest rate swaps
Amount of gain reclassified from AOCI into income	$—	$0.3	$—	$—	$0.1	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$3.9	$—	$—	$3.9	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(2.4)	$—	$—	$14.1

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net
Total amount of (income) expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$1,781.2	$20.1	$5.5	$2,020.2	$25.7	$0.8

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$2.2	$—	$—	$(6.3)	$—	$—
Interest rate swaps
Amount of gain reclassified from AOCI into income	$—	$0.7	$—	$—	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$7.9	$—	$—	$3.9	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$0.3	$—	$—	$8.8

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and six months ended June 30, 2019 and 2018:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(1.8)	$10.7	$0.5	$10.2
Interest rate swaps	(3.6)	1.2	(5.8)	4.5
Total	$(5.4)	$11.9	$(5.3)	$14.7
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$(3.6)	$30.8	$7.9	$10.3
Total	$(3.6)	$30.8	$7.9	$10.3

The Company recorded a loss of $2.4 million and a gain of $0.3 million during the three and six months ended June 30, 2019, respectively, and gains of $14.1 million and $8.8 million during the three and six months ended June 30, 2018, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction gains of $2.6 million and losses of $0.5 million during the three and six months ended June 30, 2019, respectively, and losses of $16.1 million and $5.7 million during the three and six months ended June 30, 2018, respectively, which resulted from the re-measurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statements of cash flows.

The Company expects to reclassify in the next twelve months an approximate $2.5 million net gain from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of June 30, 2019 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2019
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.9	$2.4	$0.1	$8.3	$11.7
Deferred charges and other assets	—	—		6.8	6.8
Gross derivative asset position	0.9	2.4	0.1	15.1	18.5
Less: Counterparty netting	(0.9)	—	—	—	(0.9)
Net derivative asset position	$—	$2.4	$0.1	$15.1	$17.6
Liability Derivatives:
Accounts payable	$(7.9)	$—	$—	$—	$(7.9)
Other noncurrent obligations	—	—	(1.2)	—	(1.2)
Gross derivative liability position	(7.9)	—	(1.2)	—	(9.1)
Less: Counterparty netting	0.8	—	—	—	0.8
Net derivative liability position	$(7.1)	$—	$(1.2)	$—	$(8.3)
Total net derivative position	$(7.1)	$2.4	$(1.1)	$15.1	$9.3

	December 31, 2018
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.6	$1.9	$1.5	$8.1	$12.1
Deferred charges and other assets	—	—	3.2	—	3.2
Gross derivative asset position	0.6	1.9	4.7	8.1	15.3
Less: Counterparty netting	(0.5)	—	—	—	(0.5)
Net derivative asset position	$0.1	$1.9	$4.7	$8.1	$14.8
Liability Derivatives:
Accounts payable	$(2.1)	$—	$—	$—	$(2.1)
Other noncurrent obligations	—	—	—	(3.4)	(3.4)
Gross derivative liability position	(2.1)	—	—	(3.4)	(5.5)
Less: Counterparty netting	0.5	—	—	—	0.5
Net derivative liability position	$(1.6)	$—	$—	$(3.4)	$(5.0)
Total net derivative position	$(1.5)	$1.9	$4.7	$4.7	$9.8

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

Refer to Notes 9 and 16 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—(Liabilities)	—	(7.1)	—	(7.1)
Foreign exchange cash flow hedges—Assets	—	2.4	—	2.4
Interest rate swaps—Assets	—	0.1	—	0.1
Interest rate swaps—(Liabilities)	—	(1.2)	—	(1.2)
Cross currency swaps—Assets	—	15.1	—	15.1
Total fair value	$—	$9.3	$—	$9.3

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(1.6)	—	(1.6)
Foreign exchange cash flow hedges—Assets	—	1.9	—	1.9
Interest rate swaps—Assets	—	4.7	—	4.7
Cross currency swaps—Assets	—	8.1	—	8.1
Cross currency swaps—(Liabilities)	—	(3.4)	—	(3.4)
Total fair value	$—	$9.8	$—	$9.8

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2019 and December 31, 2018:

	As of	As of
	June 30, 2019	December 31, 2018
2025 Senior Notes	$482.3	$438.3
2024 Term Loan B	681.3	658.9
Total fair value	$1,163.6	$1,097.2

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of June 30, 2019 and December 31, 2018.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Effective income tax rate	36.0%	17.2%	29.3%	17.2%

Provision for income taxes for the three and six months ended June 30, 2019 totaled $15.7 million and $26.5 million, respectively, resulting in an effective tax rate of 36.0% and 29.3%, respectively. Provision for income taxes for the three and six months ended June 30, 2018 totaled $20.4 million and $45.3 million, respectively, resulting in an effective tax rate of 17.2%.

The increase in the effective tax rate for the three and six months ended June 30, 2019 as compared to the same period in 2018 was primarily driven by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, which includes losses not anticipated to provide a tax benefit to the Company in the future.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of June 30, 2019 and December 31, 2018, the Company had no accrued obligations for environmental remediation or restoration costs.

Inherent uncertainties exist in the Company’s potential environmental liabilities primarily due to unknown conditions, whether future claims may fall outside the scope of the indemnity, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. In connection with the Company’s existing indemnification, the possibility is considered remote that environmental remediation costs will have a material adverse impact on the condensed consolidated financial statements over the next 12 months.

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

European Commission Request for Information

On June 6, 2018, Trinseo Europe GmbH, a subsidiary of the Company, received a Request for Information in the form of a letter from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area. In addition, the Company commenced an internal investigation into these commercial activities and discovered instances of inappropriate activity. The Company is fully cooperating with the European Commission and delivered all requested documents responsive to its information request.

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

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Defined Benefit Pension Plans
Service cost	$3.1	$3.1	$6.3	$6.2
Interest cost	1.2	1.2	2.5	2.5
Expected return on plan assets	(0.5)	(0.5)	(1.0)	(1.1)
Amortization of prior service credit	(0.3)	(0.3)	(0.5)	(0.6)
Amortization of net loss	0.8	0.9	1.5	1.9
Net settlement and curtailment loss	—	—	0.7	—
Net periodic benefit cost	$4.3	$4.4	$9.5	$8.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Other Postretirement Plans
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.1	0.1
Amortization of prior service cost	—	—	—	0.1
Amortization of net gain	(0.1)	—	(0.2)	—
Net periodic benefit cost	$—	$0.1	$—	$0.3

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $196.4 million and $189.2 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.0 million and $2.9 million during the three and six months ended June 30, 2019, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $3.3 million to its defined benefit plans for the remainder of 2019.

NOTE 13—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and six months ended June 30, 2019 and 2018, as well as unrecognized compensation cost as of June 30, 2019:

					As of
	Three Months Ended		Six Months Ended		June 30, 2019
	June 30,		June 30,		Unrecognized	Weighted
	2019	2018	2019	2018	Compensation Cost	Average Years
RSUs	$1.9	$2.1	$4.0	$4.3	$13.9	2.2
Options	0.8	0.6	2.0	3.4	2.8	1.6
PSUs	0.8	0.7	1.7	1.2	5.9	2.3
Total share-based compensation expense	$3.5	$3.4	$7.7	$8.9

The following table summarizes awards granted and the respective weighted average grant date fair value for the six months ended June 30, 2019:

	Six Months Ended
	June 30, 2019
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	236,156	$48.63
Options	237,071	15.40
PSUs	117,053	54.01

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
Expected term (in years)	5.50
Expected volatility	36.00%
Risk-free interest rate	2.53%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering in June 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ shares that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the six months ended June 30, 2019, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
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

NOTE 14—SEGMENTS

The Company operates under six segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Synthetic Rubber segment produces synthetic rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Performance Plastics segment includes a variety of highly engineered compounds and blends, the Company’s acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, and the Company’s soft-touch polymers and bioplastics business, which includes thermoplastic elastomers (“TPEs”). The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, and solution styrene-

butadiene rubber (“SSBR”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and six months ended June 30, 2019 and 2018. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three and six months ended June 30, 2019 and 2018.

	Latex	Synthetic	Performance			Americas
Three Months Ended (1)	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics
June 30, 2019	$20.6	$12.9	$34.2	$16.2	$(0.6)	$40.3
June 30, 2018	$36.0	$30.6	$48.9	$13.7	$32.4	$33.2

	Latex	Synthetic	Performance			Americas
Six Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics
June 30, 2019	$38.1	$21.7	$69.9	$32.9	$16.6	$72.5
June 30, 2018	$63.5	$56.2	$114.3	$23.3	$73.9	$78.8
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

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income before income taxes	$43.7	$118.7	$90.3	$263.9
Interest expense, net	9.9	10.8	20.1	25.7
Depreciation and amortization	34.7	32.3	68.7	64.3
Corporate Unallocated(2)	20.8	24.6	46.9	44.9
Adjusted EBITDA Addbacks(3)	14.5	8.4	25.7	11.2
Segment Adjusted EBITDA	$123.6	$194.8	$251.7	$410.0
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Loss on extinguishment of long-term debt	$—	$0.2	$—	$0.2
Net gain on disposition of businesses and assets	—	—	(0.2)	(0.5)
Restructuring and other charges (Note 15)	(0.3)	1.2	0.1	1.7
Acquisition, transaction, and integration costs(a)	0.7	0.2	0.7	0.6
Other items(b)	14.1	6.8	25.1	9.2
Total Adjusted EBITDA Addbacks	$14.5	$8.4	$25.7	$11.2
(a)	Acquisition, transaction, and integration costs for the three and six months ended June 30, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s acquisition of production assets in Rheinmünster, Germany and its acquisition of API Plastics, respectively.
(b)	Other items for the three and six months ended June 30, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services. Also included within other items for the three and six months ended June 30, 2019 are fees incurred in conjunction with certain of the Company’s strategic initiatives.

NOTE 15—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Life-to-date
	2019	2018	2019	2018	Charges	Segment
Terneuzen Compounding Restructuring (1)
Asset impairment/accelerated depreciation	$—	$0.3	$—	$0.6	$3.1
Employee termination benefits	(0.4)	0.2	(0.4)	0.3	0.6
Contract terminations	—	—	—	—	0.3
Decommissioning and other	—	0.2	0.2	0.2	1.6
Terneuzen Subtotal	$(0.4)	$0.7	$(0.2)	$1.1	$5.6	Performance Plastics
Livorno Plant Restructuring (2)
Asset impairment/accelerated depreciation	$—	$0.4	$—	$0.4	$14.7
Employee termination benefits	—	—	—	—	5.4
Contract terminations	—	—	—	—	0.3
Decommissioning and other	0.1	0.1	0.3	0.4	4.0
Livorno Subtotal	$0.1	$0.5	$0.3	$0.8	$24.4	Latex Binders
Other Restructurings	—	0.3	—	0.4		Various
Total Restructuring Charges	$(0.3)	$1.5	$0.1	$2.3
(1)	In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. As of June 30, 2019, the new facility is complete, noting certain ongoing quality assurance activities. Substantive production at the prior facility ceased and decommissioning activities began during the second quarter of 2019, which are expected to continue through 2020. The Company estimates it will incur decommissioning and other charges of approximately $0.6 million throughout 2019 and 2020, the majority of which are expected to be paid during the remainder of 2019 and the first half of 2020.
(2)	In August 2016, the Company announced its plan to cease manufacturing activities at its latex binders manufacturing facility in Livorno, Italy. Production at the facility ceased in October 2016 and decommissioning activities began in the fourth quarter of 2016. In June 2018, the Company entered into a preliminary agreement to sell the land where the former facility is located, subject to certain activities being completed prior to closing. The sale is considered probable to close within one year following the balance sheet date; therefore, as of both June 30, 2019 and December 31, 2018, the land is recorded as held-for-sale within “Other current assets” at a value of $12.0 million and the deferred tax liability associated with that land is recorded as held-for-sale within “Accrued expenses and other current liabilities” at a value of $2.9 million on the Company’s condensed consolidated balance sheets. In conjunction with the execution of this agreement, the Company received $1.3 million of the purchase price as a prepayment, which is recorded within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. The Company expects to incur a limited amount of additional decommissioning costs associated with this plant shutdown through the closing date of the sale, which will be expensed as incurred.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of June 30, 2019. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2018	Expenses	Deductions(1)	June 30, 2019
Employee termination benefits	$6.4	$(0.3)	$(4.9)	$1.2
Contract terminations	0.3	—	—	0.3
Decommissioning and other	—	0.4	(0.4)	—
Total	$6.7	$0.1	$(5.3)	$1.5
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2019 and 2018	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of March 31, 2019	$(112.1)	$(40.4)	$9.0	$(143.5)
Other comprehensive income (loss)	3.0	—	(3.5)	(0.5)
Amounts reclassified from AOCI to net income (loss) (1)	—	0.3	(1.9)	(1.6)
Balance as of June 30, 2019	$(109.1)	$(40.1)	$3.6	$(145.6)

Balance as of March 31, 2018	$(96.6)	$(44.4)	$(3.3)	$(144.3)
Other comprehensive income (loss)	(16.1)	—	9.4	(6.7)
Amounts reclassified from AOCI to net income (1)	—	0.6	2.5	3.1
Balance as of June 30, 2018	$(112.7)	$(43.8)	$8.6	$(147.9)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2019 and 2018	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2018	$(111.8)	$(39.4)	$8.9	$(142.3)
Other comprehensive income (loss)	2.7	(2.0)	(2.4)	(1.7)
Amounts reclassified from AOCI to net income(1)	—	1.3	(2.9)	(1.6)
Balance at June 30, 2019	$(109.1)	$(40.1)	$3.6	$(145.6)

Balance as of December 31, 2017	$(94.5)	$(45.0)	$(6.1)	$(145.6)
Other comprehensive income (loss)	(18.2)	—	8.4	(9.8)
Amounts reclassified from AOCI to net income (1)	—	1.2	6.3	7.5
Balance as of June 30, 2018	$(112.7)	$(43.8)	$8.6	$(147.9)
(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
AOCI Components	June 30,		June 30,		Statements of Operations
	2019	2018	2019	2018	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(1.6)	$2.6	$(2.2)	$6.3	Cost of sales
Interest rate swaps	(0.3)	(0.1)	(0.7)	—	Interest expense, net
Total before tax	(1.9)	2.5	(2.9)	6.3
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$(1.9)	$2.5	$(2.9)	$6.3

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.3)	$(0.2)	$(0.6)	$(0.5)	(a)
Net actuarial loss	0.8	1.0	1.6	2.2	(a)
Net settlement and curtailment loss	—	—	0.7	—	(a)
Total before tax	0.5	0.8	1.7	1.7
Tax effect	(0.2)	(0.2)	(0.4)	(0.5)	Provision for income taxes
Total, net of tax	$0.3	$0.6	$1.3	$1.2
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

.....

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

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2019	2018	2019	2018
Earnings:
Net income	$28.0	$98.3	$63.8	$218.6
Shares:
Weighted average ordinary shares outstanding	40.8	43.1	41.0	43.3
Dilutive effect of RSUs, option awards, and PSUs(1)	0.3	0.7	0.5	0.9
Diluted weighted average ordinary shares outstanding	41.1	43.8	41.5	44.2
Income per share:
Income per share—basic	$0.69	$2.28	$1.56	$5.05
Income per share—diluted	$0.68	$2.24	$1.54	$4.95
(1)	Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded from the computation of diluted earnings per share were 0.7 million and 0.8 million for the three and six months ended June 30, 2019, respectively, and 0.4 million and 0.2 million for the three and six months ended June 30, 2018, respectively.

.

NOTE 18—LEASES

As discussed in Note 2, effective January 1, 2019, the Company adopted accounting guidance, Topic 842, issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method. As a result, comparative prior periods in the Company’s financial statements are not adjusted for the impacts of the new standard. The Company’s accounting policy and practical expedient elections related to accounting for leases, including those elected as a result of the adoption of Topic 842, are summarized as follows:

●	Package of practical expedients – The Company did not reassess whether expired or existing contracts contain a lease, did not reassess the classification of expired or existing leases, and did not reassess whether lease initial direct costs would qualify for capitalization under the new lease accounting standards.
●	Lease and non-lease components as lessee – For leases across all asset classes in which the Company is a lessee (discussed below), the Company did not separate non-lease components from lease components and instead accounted for these items as a single lease component.
●	Portfolio approach – The Company elected to utilize the portfolio approach under which it did not have to consider the components to apply lease accounting. Specifically, the Company leveraged the portfolio approach in determining the discount rate within multiple asset classes, and in determining the lease term considerations for immaterial asset classes, including, but not limited to, motor vehicles and plant, office, and information technology equipment.
●	Land easements – The Company did not reassess whether existing or expired land easements that were not previously accounted for as leases are or contain a lease under the new lease accounting standards.
●	Use of hindsight and short-term lease exemption – The Company did not elect to utilize either the practical expedient related to the use of hindsight or the election to exclude short-term leases from balance sheet presentation.

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

The Company's ROU assets and lease liabilities are classified on its condensed consolidated balance sheets as follows:

	As of
	June 30,
	2019	Location on Balance Sheet
Operating lease ROU assets	$70.8	Right-of-use assets - operating
Finance lease ROU assets	2.0	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	(15.5)	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	(55.6)	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	(0.5)	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	(1.5)	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its condensed consolidated statements of operations as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Finance lease cost:
Amortization of lease ROU assets	$0.1	$0.1
Interest on lease liabilities(1)	—	—

Operating lease cost	4.6	9.1
Variable lease cost(1)	—	0.1
Total lease cost	$4.7	$9.3

(1)	Where no amounts are presented for the three and six months ended June 30, 2019, amounts totaled less than $0.1 million.

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$4.2	$8.0
Operating cash flows from finance leases(1)	—	—
Financing cash flows from finance leases	0.1	0.1

Non-cash lease liability activity(2):
ROU assets obtained in exchange for new operating lease liabilities	$5.7	$78.2
ROU assets obtained in exchange for new finance lease liabilities	1.4	2.1
(1)	For the three and six months ended June 30, 2019, amounts totaled less than $0.1 million.
(2)	Amounts for the six months ended June 30, 2019 include the impact of adopting the new lease accounting standard effective January 1, 2019.

As of June 30, 2019, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating Leases	$9.3	$14.8	$9.8	$8.3	$7.9	$36.7	$86.8	$(15.7)	$71.1
Finance Leases	$0.3	$0.6	$0.6	$0.3	$0.1	$0.4	$2.3	$(0.3)	$2.0

As of June 30, 2019, the weighted average remaining lease term of the Company's operating and finance leases was 9.1 and 6.8 years, respectively, and the weighted average discount rate used to determine the lease liability for operating and finance leases was 4.6% and 4.4%, respectively.

As of June 30, 2019, the Company has additional operating leases that have not yet commenced of $6.0 million. The leases will commence in July 2019 with lease terms of 0.5 to 16.0 years.

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

NOTE 19—SUBSEQUENT EVENTS

On August 6, 2019, new federal income tax legislation was enacted in Switzerland. As a result, the Company anticipates a higher effective tax rate in its entities in Switzerland, beginning in 2020. Additionally, a one-time deferred tax benefit will be recorded in the third quarter of 2019 related to re-measurement of the Company’s deferred tax assets and liabilities in Switzerland due to a change in the enacted Swiss Federal tax rate, which the Company is in the process of quantifying.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2019 Year-to-Date Highlights

During the three and six months ended June 30, 2019, Trinseo recognized net income of $28.0 million and $63.8 million, respectively, and Adjusted EBITDA of $102.8 million and $204.8 million, respectively. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Chief Executive Officer and Chief Financial Officer Transition

On March 4, 2019, Frank Bozich replaced Christopher Pappas as President and Chief Executive Officer. On July 1, 2019, David Stasse replaced Barry Niziolek as Executive Vice President and Chief Financial Officer. Both Messrs. Pappas and Niziolek had each previously announced their plans to retire.

Trinseo to Acquire Latex Binders Assets in Germany

On May 2, 2019, the Company announced that it has signed a definitive agreement with Dow to acquire its latex binders production assets in Rheinmünster, Germany, which will provide Trinseo with manufacturing assets capable of producing applications for the adhesives and construction markets. The transaction is expected to close in the fourth quarter of 2019, following customary closing conditions. This transaction will not require any upfront cash outlay from Trinseo; however, Trinseo expects to assume approximately €40.0 million in pension liabilities for transferred employees in exchange for the assets described above.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

The table below sets forth our historical results of operations and these results as a percentage of net sales for the periods indicated.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2019	%	2018	%	2019	%	2018	%
Net sales	$951.8	100%	$1,236.6	100%	$1,964.9	100%	$2,358.1	100%
Cost of sales	865.6	91%	1,073.9	87%	1,781.2	91%	2,020.2	86%
Gross profit	86.2	9%	162.7	13%	183.7	9%	337.9	14%
Selling, general and administrative expenses	71.4	8%	61.7	5%	140.3	7%	126.1	5%
Equity in earnings of unconsolidated affiliates	40.3	4%	33.2	3%	72.5	4%	78.8	3%
Operating income	55.1	6%	134.2	11%	115.9	6%	290.6	12%
Interest expense, net	9.9	1%	10.8	1%	20.1	1%	25.7	1%
Loss on extinguishment of long-term debt	—	—%	0.2	—%	—	—%	0.2	—%
Other expense, net	1.5	—%	4.5	—%	5.5	—%	0.8	—%
Income before income taxes	43.7	5%	118.7	10%	90.3	5%	263.9	11%
Provision for income taxes	15.7	2%	20.4	2%	26.5	1%	45.3	2%
Net income	$28.0	3%	$98.3	8%	$63.8	3%	$218.6	9%

Three Months Ended – June 30, 2019 vs. June 30, 2018

Net Sales

Of the 23% decrease in net sales, 11% was due mainly to lower selling prices resulting from the pass through of lower raw material costs, primarily from styrene and butadiene. There was also a 9% decrease due to lower sales volume across all segments. See segment discussion below for further information. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Cost of Sales

Of the 19% decrease in cost of sales, 9% was due to lower sales volume across all segments, as well as a 6% decrease due to lower raw material costs. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Gross Profit

The decrease in gross profit of 47% was primarily attributable to margin compression in the Feedstocks, Performance Plastics, Latex Binders, and Synthetic Rubber segments, as well as lower sales volume across all segments. Margins were impacted by weaker overall market performance, including in certain key markets such as automotive, graphical paper, and tires. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $9.7 million, or 16%, increase in SG&A is due to several factors. Higher advisory and professional fees, as well as higher personnel costs, resulted in an $11.8 million increase. These increases were primarily a result of the Company’s transition of business and technical services from Dow. Additionally, there was an increase of $1.7 million related to increased depreciation. Offsetting these increased costs was a decrease of $1.8 million in restructuring charges. Additionally, a decrease of $1.9 million was due to currency impacts on our euro-based expenses, as the euro weakened in comparison to the U.S. dollar.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $7.1 million was due to higher equity earnings from Americas Styrenics, mainly attributable to a production outage at its St. James, LA styrene manufacturing facility in the prior year.

Interest Expense, Net

The decrease in interest expense, net of $0.9 million, or 8%, was primarily attributable to an increase in interest income as a result of increased cash generation when compared to the prior year.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $0.2 million for the three months ended June 30, 2018, comprised entirely of the written-off portion of the existing unamortized deferred financing fees related to the 2024 Term Loan repricing.

Other Expense, Net

Other expense, net for the three months ended June 30, 2019 was $1.5 million, which included $1.2 million of expense related to the non-service cost components of net periodic benefit cost. This is partially offset by foreign exchange transaction gains of $0.2 million. Net foreign transaction gains included $2.6 million of foreign exchange transaction gains primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $2.4 million of losses from our foreign exchange forward contracts.

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

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2019 totaled $15.7 million, resulting in an effective tax rate of 36.0%. Provision for income taxes for the three months ended June 30, 2018 totaled $20.4 million, resulting in an effective tax rate of 17.2%.

The decrease in provision for income taxes was primarily driven by the $75.0 million decrease in income before income taxes. This decrease was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, which includes losses not anticipated to provide a tax benefit to the Company in the future.

Six Months Ended – June 30, 2019 vs. June 30, 2018

Net Sales

Of the 17% decrease in net sales, 13% was due to lower selling prices resulting from the pass through of lower raw material costs, primarily from styrene and butadiene. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Cost of Sales

Of the 12% decrease in cost of sales, 7% was due to lower raw material costs, primarily styrene and butadiene. There was a 3% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. An additional 2% decrease was due to lower sales volume within the Feedstocks, Synthetic Rubber and Latex Binders segments, partially offset by higher sales volume within the Polystyrene segment.

Gross Profit

The decrease in gross profit of 46% was primarily attributable to margin compression in the Feedstocks, Performance Plastics, Latex Binders and Synthetic Rubber segments. Margins were impacted by weaker overall market performance, including in certain key markets such as automotive, graphical paper, and tires. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $14.2 million, or 11%, increase in SG&A is due to several factors. Higher advisory and professional fees, as well as higher personnel costs, resulted in a $19.9 million increase. These increases were primarily a result the Company’s transition of business and technical services from Dow. Offsetting these increased costs was a $2.2 million decrease in restructuring charges. Additionally, a decrease of $3.6 million was due to currency impacts on our euro-based expenses, as the euro weakened in comparison to the U.S. dollar.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $6.3 million was due to lower equity earnings from Americas Styrenics, mainly attributable to lower styrene margins in the current year.

Interest Expense, Net

The decrease in interest expense, net of $5.6 million, or 22%, was primarily attributable to the benefits received from the cross currency swaps that the Company entered into in September 2017, which are now recorded as a benefit within interest expense as a result of our adoption of new hedging accounting guidance during the second quarter of 2018.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $0.2 million for the six months ended June 30, 2018, comprised entirely of the written-off of a portion of the existing unamortized deferred financing fees related to the 2024 Term Loan B repricing.

Other Expense, Net

Other expense, net for the six months ended June 30, 2019 was $5.5 million, which included $3.5 million of expense related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction losses of $0.2 million. Net foreign transaction losses included $0.5 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $0.3 million of gains from our foreign exchange forward contracts. Other expense, net also included $1.9 million of other miscellaneous expenses during the period.

Other expense, net for the six months ended June 30, 2018 was $0.8 million, which included $3.3 million of expense related to the non-service cost components of net periodic benefit cost and $0.5 million of fees incurred in conjunction with the repricing of the Company’s 2024 Term Loan B during the second quarter of 2018. These expenses were partially offset by net foreign exchange transaction gains for the period of $3.1 million. Net foreign exchange transaction gains included $5.7 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by the $8.8 million of gains from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2019 totaled $26.5 million, resulting in an effective tax rate of 29.3%. Provision for income taxes for the six months ended June 30, 2018 totaled $45.3 million, resulting in an effective tax rate of 17.2%.

The decrease in provision for income taxes was primarily driven by the $173.6 million decrease in income before income taxes. This decrease was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, which includes losses not anticipated to provide a tax benefit to the Company in the future.

Outlook

As discussed above, we have operated in a difficult business environment for the first six months of 2019 compared to the prior year. The timing and magnitude of improvement in the underlying macroeconomic conditions through the remainder of the year remains uncertain. However, we have executed on a number of working capital and business excellence initiatives to improve operating results and cash generation, and we continue to expand these efforts. In addition, we continue to evaluate various strategic alternatives and we are making significant progress on our ongoing strategic review of our business portfolio.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2019 and 2018. Inter-segment sales have been eliminated. Refer to Note 14 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

Latex Binders Segment

Our Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications, such as adhesive, building and construction, and the technical textile paper market.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$230.2	$280.8	(18)%	$454.1	$536.1	(15)%
Adjusted EBITDA	$20.6	$36.0	(43)%	$38.1	$63.5	(40)%
Adjusted EBITDA margin	9%	13%		8%	12%

Three Months Ended – June 30, 2019 vs. June 30, 2018

Of the 18% decrease in net sales, 14% was due to lower pricing from the pass through of lower raw material costs, primarily styrene and butadiene, and 2% was due to lower sales volume in the graphical paper and carpet markets. There was an additional 2% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $15.4 million, or 43%, including a 39% decrease due to lower margins from raw material dynamics, competitive market conditions and global market uncertainty, in addition to a 2% decrease due to lower sales volume in the graphical paper and carpet markets.

Six Months Ended – June 30, 2019 vs. June 30, 2018

The 15% decrease in net sales was almost entirely due to lower pricing from the pass through of lower raw material costs, primarily styrene and butadiene.

Adjusted EBITDA decreased by $25.4 million, or 40%, primarily due to lower margins from raw material dynamics, competitive market conditions and global market uncertainty.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$112.1	$155.3	(28)%	$236.7	$304.5	(22)%
Adjusted EBITDA	$12.9	$30.6	(58)%	$21.7	$56.2	(61)%
Adjusted EBITDA margin	12%	20%		9%	18%

Three Months Ended – June 30, 2019 vs. June 30, 2018

Of the 28% decrease in net sales, 18% was due to lower sales volume, primarily related to decreased sales of SSBR and ESBR, and 5% was due to lower pricing from the pass through of lower raw material costs, primarily styrene and butadiene. An additional 5% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $17.7 million, or 58%. Lower sales volume resulted in a 27% decrease, and lower margins resulted in a 21% decrease from unfavorable net timing impacts, when compared to the prior year. In addition, higher fixed costs, due mainly to lower fixed cost absorption in the current period, resulted in an 11% decrease.

Six Months Ended – June 30, 2019 vs. June 30, 2018

Of the 22% decrease in net sales, 14% was due to lower sales volume, primarily related to SSBR and ESBR as a result of weakness in the global tire market, and 5% was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. An additional 4% decrease was due to lower pricing from the pass through of lower raw material costs, primarily styrene and butadiene.

Adjusted EBITDA decreased by $34.5 million, or 61%. Lower margins resulted in a 27% decrease due mainly to unfavorable net timing impacts, and lower sales volume resulted in a 27% decrease primarily as a result of weakness in the global tire market. In addition, higher fixed costs, due mainly to a lower level of fixed cost absorption, resulted in a 10% decrease.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$347.5	$412.8	(16)%	$716.8	$815.6	(12)%
Adjusted EBITDA	$34.2	$48.9	(30)%	$69.9	$114.3	(39)%
Adjusted EBITDA margin	10%	12%		10%	14%

Three Months Ended – June 30, 2019 vs June 30, 2018

Of the 16% decrease in net sales, 12% was due to lower pricing from the pass through of lower styrene costs as well as lower PC prices due to lower industry operating rates. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $14.7 million, or 30%. Lower margins, mainly related to ABS and PC, resulted in a $20.7 million, or 42% decrease in Adjusted EBITDA, due mainly to general market weakness as well as additional supply in the PC market. These impacts were partially offset by an increase of $6.0 million, or 12%, from lower fixed costs due to significant fixed cost under absorption in the prior year from a planned maintenance outage.

Six Months Ended – June 30, 2019 vs June 30, 2018

Of the 12% decrease in net sales, 12% was due to lower pricing from the pass through of lower styrene costs as well as lower PC prices due to lower industry operating rates. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period, which was offset by a 3% increase attributable to higher sales volume, mainly PC.

Adjusted EBITDA decreased by $44.4 million, or 39%. Lower margins, mainly related to ABS and PC, resulted in a $53.7 million, or 47%, decrease in Adjusted EBITDA, due primarily to general market weakness as well as additional supply in the PC market. These impacts were partially offset by higher sales volume, mainly in PC, which resulted in a $9.6 million, or 8% increase in Adjusted EBITDA.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$207.1	$285.6	(27)%	$435.6	$525.2	(17)%
Adjusted EBITDA	$16.2	$13.7	18%	$32.9	$23.3	41%
Adjusted EBITDA margin	8%	5%		8%	4%

Three Months Ended – June 30, 2019 vs. June 30, 2018

Of the 27% decrease in net sales, 14% was due to lower sales volume mainly from customer destocking in the current year in comparison to customer restocking in the prior year, as well as an 11% decrease due to lower pricing from the pass through of lower styrene costs to our customers. There was an additional 3% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

The $2.5 million, or 18%, increase in Adjusted EBITDA was primarily due to higher margins, which resulted in a $3.6 million, or 26%, increase, as well as fixed cost improvements which resulted in a $3.6 million, or 26%, increase. These increases were partially offset by a $4.4 million, or 32% decrease due to lower sales volume, as well as a $0.3 million, or 2%, decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period

Six Months Ended – June 30, 2019 vs. June 30, 2018

Of the 17% decrease in net sales, 17% was due to lower pricing from the pass through of lower styrene costs to our customers, as well a 3% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. These decreases were partially offset by a 4% increase attributable to higher sales volume from significant customer destocking during the first quarter of the prior year.

The $9.6 million, or 41%, increase in Adjusted EBITDA was primarily due to higher margins, which resulted in a $7.7 million, or 33% increase as well as increased sales volume, which resulted in a $2.0 million, or 9% increase.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$54.9	$102.1	(46)%	$121.7	$176.7	(31)%
Adjusted EBITDA	$(0.6)	$32.4	(102)%	$16.6	$73.9	(78)%
Adjusted EBITDA margin	(1)%	32%		14%	42%

Three Months Ended – June 30, 2019 vs. June 30, 2018

Of the 46% decrease in net sales, 32% was due to lower styrene-related sales volume as well as a 12% decrease due to lower pricing from the pass through of lower styrene prices. There was an additional 2% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

The decrease of $33 million, or 102%, in Adjusted EBITDA was primarily due to lower margins from weaker market conditions and lower production, which resulted in a net $32.3 million, or 100%, decrease. The lower production was a result of an outage at the Company’s Boehlen, Germany styrene production facility which ended in July 2019. There was also a $1.9 million, or 6%, decrease due to higher fixed costs.

Six Months Ended – June 30, 2019 vs. June 30, 2018

Of the 31% decrease in net sales, 18% was due to lower pricing from the pass through of lower styrene prices and 10% was due to lower styrene-related sales volume. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

The decrease of $57.3 million, or 78%, in Adjusted EBITDA was primarily due to lower margins, as there were a significant number of unplanned industry outages leading to higher margins in the prior year, and lower production volume in the current year period.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Adjusted EBITDA*	$40.3	$33.2	21%	$72.5	$78.8	(8)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – June 30, 2019 vs. June 30, 2018

The increase in Adjusted EBITDA was mainly due to a production outage at the Company’s St. James, LA styrene manufacturing facility in the prior year.

Six Months Ended – June 30, 2019 vs. June 30, 2018

The decrease in Adjusted EBITDA was mainly due to lower year-over-year styrene margins in the current year as the Company’s results were positively impacted by several industry outages in the prior year.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net income	$28.0	$98.3	$63.8	$218.6
Interest expense, net	9.9	10.8	20.1	25.7
Provision for income taxes	15.7	20.4	26.5	45.3
Depreciation and amortization	34.7	32.3	68.7	64.3
EBITDA(a)	$88.3	$161.8	$179.1	$353.9
Loss on extinguishment of long-term debt	—	0.2	—	0.2
Net gain on disposition of businesses and assets	—	—	(0.2)	(0.5)
Restructuring and other charges(b)	(0.3)	1.2	0.1	1.7
Acquisition transaction and integration costs(c)	0.7	0.2	0.7	0.6
Other items(d)	14.1	6.8	25.1	9.2
Adjusted EBITDA	$102.8	$170.2	$204.8	$365.1
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the three and six months ended June 30, 2019 and 2018 primarily relate to decommissioning, contract termination, and employee termination benefit charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 15 in the condensed consolidated financial statements for further information regarding restructuring activities.
(c)	Acquisition, transaction, and integration costs for the three and six months ended June 30, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with the our acquisition of production assets in Rheinmünster, Germany and our acquisition of API Plastics, respectively.
(d)	Other items for the three and six months ended June 30, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services. Also included within other items for the three and six months ended June 30, 2019 are fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2019 and 2018. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$234.0	$182.4
Investing activities	(46.9)	(56.7)
Financing activities	(101.9)	(102.5)
Effect of exchange rates on cash	(1.6)	(4.6)
Net change in cash, cash equivalents, and restricted cash	$83.6	$18.6

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2019 totaled $234.0 million, inclusive of $52.5 million in dividends from Americas Styrenics. Net cash provided by operating assets and liabilities for the six months ended June 30, 2019 totaled $107.7 million, noting decreases in inventories of $50.7 million and accounts receivable of $24.1 million, and an increase in accounts payable and other current liabilities of $45.1 million. This activity was partially offset by a decrease in income taxes payable of $11.2 million. The decrease in inventories was primarily due to decreased raw material prices. Accounts receivable at the end of the second quarter decreased relative to the end of 2018 primarily due to decreased raw material prices as well as lower volumes. The increase in accounts payable was due to timing of vendor payments, while the decrease in income taxes payable was primarily due to the overall reduction in earnings before income taxes.

Net cash provided by operating activities during the six months ended June 30, 2018 totaled $182.4 million, inclusive of $67.5 million in dividends from Americas Styrenics. Net cash used in operating assets and liabilities for the six months ended June 30, 2018 totaled $91.8 million, noting increases in accounts receivable of $83.0 million and inventories of $31.0 million, and decreases in income taxes payable of $20.2 million. This activity was partially offset by an increase in accounts payable and other current liabilities of $31.8 million Accounts receivable at the end of the second quarter increased relative to the end of 2017 primarily due to the pass through of increased raw material prices to our customers as well as increases sales volume. The increase in inventories was primarily due to increased raw material prices, partially offset by the sale of inventory that had been built in anticipation of planned turnarounds which occurred during the second quarter. The decrease in income taxes payable was a result of payment of certain cash taxes during the second quarter in our primary operating jurisdictions. The increase in accounts payable was primarily due to increases in raw material prices as well as timing of vendor payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 totaled $46.9 million, primarily resulting from capital expenditures of $47.6 million. Net cash used in investing activities during the six months ended June 30, 2018 totaled $56.7 million, primarily resulting from capital expenditures of $59.5 million. This was partially offset by proceeds received of $1.8 million from the sale of businesses and other assets, primarily comprised of $1.3 million received as a prepayment in connection with the Company’s preliminary agreement for the sale of certain land in Livorno, Italy (refer to Note 15 within the condensed consolidated financial statements for further information).

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2019 totaled $101.9 million. This activity was primarily due to $59.1 million of payments related to the repurchase of ordinary shares, $33.8 million of dividends paid, $3.5 million of net principal payments related to our 2024 Term Loan B during the period, and $2.3 million net repayments of short-term borrowings. Additionally, net cash used in financing activities included $4.0 million of withholding taxes paid related to the vesting of certain RSUs during the period, partially offset by $0.8 million of proceeds received from the exercise of option awards.

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

	Six Months Ended
	June 30,
(in millions)	2019	2018
Cash provided by operating activities	$234.0	$182.4
Capital expenditures	(47.6)	(59.5)
Free Cash Flow	$186.4	$122.9

Refer to the discussion above for significant impacts to cash provided by operating activities for the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019 and December 31, 2018, we had $1,191.9 million and $1,192.4 million, respectively, in outstanding indebtedness and $1,059.4 million and $1,094.3 million, respectively, in working capital. In addition, as of June 30, 2019 and December 31, 2018, we had $74.5 million and $113.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of June 30, 2019 and December 31, 2018 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report.

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2019			December 31, 2018
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$687.8	4.5%	$16.2	$691.3	4.1%	$31.6
2022 Revolving Facility	—	—	1.6	—	—	2.9
2025 Senior Notes	500.0	5.4%	6.1	500.0	5.4%	16.1
Accounts Receivable Securitization Facility	—	—	0.8	—	—	1.5
Other indebtedness*	4.1	3.3%	—	1.1	4.8%	0.1
Total	$1,191.9		$24.7	$1,192.4		$52.2

*For the six months ended June 30, 2019, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022, and has a borrowing capacity of $375.0 million. As of June 30, 2019, the Company had no outstanding borrowings, and had $360.9 million (net of $14.1 million outstanding letters of credit) of funds available for borrowing under the 2022 Revolving Facility. Further, as of June 30, 2019, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is LIBOR plus 2.00% (subject to a 0.00% LIBOR floor). The Company made net principal payments of $3.5 million on the 2024 Term Loan B during the six months ended June 30, 2019, with an additional $7.0 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of June 30, 2019.

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

We continue to maintain our Accounts Receivable Securitization Facility which has a borrowing capacity of $150.0 million and matures in September 2021. As of June 30, 2019, there were no amounts outstanding under this facility, and the Company had approximately $134.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the six months ended June 30, 2019, the Company declared dividends of $0.80 per ordinary share, totaling $32.9 million, of which $17.2 million, inclusive of dividend equivalents, remains accrued as of June 30, 2019 and the majority of which will be paid in July 2019. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2019. During the six months ended June 30, 2019, under authority from our board of directors, the Company purchased approximately 1.2 million ordinary shares from our shareholders through open market transactions for an aggregate purchase price of $59.1 million. We believe that funds provided by operations, our existing cash, cash equivalent, and restricted cash balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions, while also providing the Company the ability to return capital to our shareholders via dividend payments and share repurchases. Nevertheless, our ability to generate future cash and to pay our indebtedness and fund other liquidation needs is subject to certain risks described under Part I, Item 1A-“Risk Factors” of our Annual Report. As of June 30, 2019, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended June 30, 2019 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2019	210,000	$47.15	210,000	329,333	(1)
May 1 - May 31, 2019	219,847	$41.30	219,847	109,486	(1)
June 1 - June 30, 2019	70,153	$39.41	70,153	4,000,000	(2)
Total	500,000	$43.49	500,000
(1)	The general meeting of our shareholders on June 21, 2017 authorized the Company to sunset the 2016 share repurchase authorization and replace it with a new authorization to repurchase up to 4.0 million ordinary shares at a price per share of not less than $1.00 and not more than $1,000.00. This authorization was to sunset on June 21, 2020 or on the date of its renewal or termination by a subsequent general meeting of shareholders. On June 22, 2017 the Company announced that the board of directors had authorized the Company to repurchase, subject to market and other conditions, up to 2.0 million shares over the subsequent 18 months under the 2017 share repurchase authorization. The Company concluded on the repurchase of the initial 2.0 million ordinary shares under this board authorization in October 2018. On November 8, 2018 the Company subsequently announced that the board of directors had authorized the Company to repurchase, subject to market and other conditions, the 2.0 million shares remaining under the 2017 share repurchase authorization.
(2)	The general meeting of our shareholders on June 19, 2019 authorized the Company to sunset the 2017 share repurchase authorization and replace it with a new authorization to repurchase up to 4.0 million ordinary shares over the next eighteen months at a price per share of not less than $1.00 and not more than $1,000.00.

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

10.4

Deed of Amendment and Restatement, dated September 28, 2018, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, File No. 001-36473, filed on November 9, 2018)

10.5

Employment Agreement between Trinseo LLC and David Stasse, dated April 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed on April 30, 2019)

10.6†	Employment Agreement between Trinseo Europe GmbH and Alice Heezen-Dokianos dated June 3, 2019
10.7†	Form of Executive Side Letter for Equity Grants
10.8	Amended and Restated Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Form S-8, File No. 333-232925, filed on July 31, 2019)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 9, 2019

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)