Form 10-Q
period 2019-09-30
Trinseo S.A.
filed 2019-11-05
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, there were 48,777,934 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2019

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$483.3	$452.3
Accounts receivable, net of allowance for doubtful accounts (September 30, 2019: $5.1; December 31, 2018: $6.1)	598.2	648.1
Inventories	446.7	510.4
Other current assets	26.6	20.5
Total current assets	1,554.8	1,631.3
Investments in unconsolidated affiliates	199.8	179.1
Property, plant and equipment, net of accumulated depreciation (September 30, 2019: $629.0; December 31, 2018: $590.6)	559.9	592.1
Other assets
Goodwill	66.0	69.0
Other intangible assets, net	185.5	191.1
Right-of-use assets - operating	67.1	—
Deferred income tax assets	28.6	26.7
Deferred charges and other assets	63.7	37.5
Total other assets	410.9	324.3
Total assets	$2,725.4	$2,726.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$11.5	$7.0
Accounts payable	351.1	354.2
Current lease liabilities - operating	14.2	—
Income taxes payable	6.5	16.0
Accrued expenses and other current liabilities	155.6	159.8
Total current liabilities	538.9	537.0
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,162.6	1,160.8
Noncurrent lease liabilities - operating	53.2	—
Deferred income tax liabilities	43.1	45.4
Other noncurrent obligations	212.6	214.9
Total noncurrent liabilities	1,471.5	1,421.1
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (September 30, 2019: 48.8 shares issued and 39.5 shares outstanding; December 31, 2018: 48.8 shares issued and 41.6 shares outstanding)	0.5	0.5
Additional paid-in-capital	574.2	575.4
Treasury shares, at cost (September 30, 2019: 9.3 shares; December 31, 2018: 7.2 shares)	(505.8)	(418.1)
Retained earnings	791.0	753.2
Accumulated other comprehensive loss	(144.9)	(142.3)
Total shareholders’ equity	715.0	768.7
Total liabilities and shareholders’ equity	$2,725.4	$2,726.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$922.1	$1,199.7	$2,887.0	$3,557.8
Cost of sales	836.9	1,068.1	2,618.1	3,088.3
Gross profit	85.2	131.6	268.9	469.5
Selling, general and administrative expenses	67.6	60.0	208.0	186.1
Equity in earnings of unconsolidated affiliates	25.7	34.5	98.2	113.3
Operating income	43.3	106.1	159.1	396.7
Interest expense, net	9.2	10.1	29.3	35.8
Loss on extinguishment of long-term debt	—	—	—	0.2
Other expense, net	2.3	2.1	7.7	2.9
Income before income taxes	31.8	93.9	122.1	357.8
Provision for income taxes	9.3	19.2	35.8	64.5
Net income	$22.5	$74.7	$86.3	$293.3
Weighted average shares- basic	40.1	42.6	40.7	43.0
Net income per share- basic	$0.56	$1.75	$2.12	$6.82
Weighted average shares- diluted	40.4	43.3	41.2	43.9
Net income per share- diluted	$0.56	$1.72	$2.09	$6.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$22.5	$74.7	$86.3	$293.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	0.5	(4.6)	3.2	(22.8)
Net gain (loss) on cash flow hedges	0.2	2.1	(5.1)	16.8
Pension and other postretirement benefit plans:
Net loss arising during period (net of tax of: $0.1, $0.0, $0.3, and $0.0)	(0.7)	—	(2.7)	—
Amounts reclassified from accumulated other comprehensive income	0.7	0.6	2.0	1.8
Total other comprehensive income (loss), net of tax	0.7	(1.9)	(2.6)	(4.2)
Comprehensive income	$23.2	$72.8	$83.7	$289.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	41.6	7.2	$0.5	$575.4	$(418.1)	$(142.3)	$753.2	$768.7
Net income	—	—	—	—	—	—	35.8	35.8
Other comprehensive loss	—	—	—	—	—	(1.2)	—	(1.2)
Share-based compensation activity	0.1	(0.1)	—	(6.6)	7.0	—	—	0.4
Purchase of treasury shares	(0.7)	0.7	—	—	(34.0)	—	—	(34.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(16.6)	(16.6)
Balance at March 31, 2019	41.0	7.8	$0.5	$568.8	$(445.1)	$(143.5)	$772.4	$753.1
Net income	—	—	—	—	—	—	28.0	28.0
Other comprehensive income	—	—	—	—	—	(2.1)	—	(2.1)
Share-based compensation activity	0.1	(0.1)	—	2.4	1.7	—	—	4.1
Purchase of treasury shares	(0.5)	0.5	—	—	(21.7)	—	—	(21.7)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(16.3)	(16.3)
Balance at June 30, 2019	40.6	8.2	$0.5	$571.2	$(465.1)	$(145.6)	$784.1	$745.1
Net income	—	—	—	—	—	—	22.5	22.5
Other comprehensive income	—	—	—	—	—	0.7	—	0.7
Share-based compensation activity	—	—	—	3.0	0.2	—	—	3.2
Purchase of treasury shares	(1.1)	1.1	—	—	(40.9)	—	—	(40.9)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.6)	(15.6)
Balance at September 30, 2019	39.5	9.3	$0.5	$574.2	$(505.8)	$(144.9)	$791.0	$715.0

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	43.4	5.4	$0.5	$578.8	$(286.8)	$(145.6)	$527.9	$674.8
Net income	—	—	—	—	—	—	120.3	120.3
Other comprehensive income	—	—	—	—	—	1.3	—	1.3
Share-based compensation activity	0.3	(0.3)	—	(12.2)	11.5	—	—	(0.7)
Purchase of treasury shares	(0.3)	0.3	—	—	(24.2)	—	—	(24.2)
Dividends on ordinary shares ($0.36 per share)	—	—	—	—	—	—	(15.8)	(15.8)
Balance at March 31, 2018	43.4	5.4	$0.5	$566.6	$(299.5)	$(144.3)	$632.4	$755.7
Net income	—	—	—	—	—	—	98.3	98.3
Other comprehensive loss	—	—	—	—	—	(3.6)	—	(3.6)
Share-based compensation activity	0.1	(0.1)	—	2.5	1.2	—	—	3.7
Purchase of treasury shares	(0.5)	0.5	—	—	(35.0)	—	—	(35.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(17.3)	(17.3)
Balance at June 30, 2018	43.0	5.8	$0.5	$569.1	$(333.3)	$(147.9)	$713.4	$801.8
Net income	—	—	—	—	—	—	74.7	74.7
Other comprehensive loss	—	—	—	—	—	(1.9)	—	(1.9)
Share-based compensation activity	—	—	—	3.1	0.7	—	—	3.8
Purchase of treasury shares	(0.5)	0.5	—	—	(35.0)	—	—	(35.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(17.2)	(17.2)
Balance at September 30, 2018	42.5	6.3	$0.5	$572.2	$(367.6)	$(149.8)	$770.9	$826.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$86.3	$293.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	101.7	96.0
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	(0.4)	0.8
Deferred income tax	(4.5)	2.1
Share-based compensation expense	10.8	12.3
Earnings of unconsolidated affiliates, net of dividends	(20.7)	(28.3)
Unrealized gain on foreign exchange forward contracts	(4.6)	(5.4)
Loss on extinguishment of long-term debt	—	0.2
Gain on sale of businesses and other assets	(0.2)	(0.5)
Impairment charges	—	0.4
Pension settlement loss	1.2	—
Changes in assets and liabilities
Accounts receivable	34.7	(77.8)
Inventories	51.6	(86.1)
Accounts payable and other current liabilities	16.1	46.4
Income taxes payable	(9.6)	(16.3)
Other assets, net	0.6	(17.2)
Other liabilities, net	11.9	18.6
Cash provided by operating activities	274.9	238.5
Cash flows from investing activities
Capital expenditures	(71.2)	(90.9)
Cash paid for asset or business acquisitions, net of cash acquired	(6.4)	—
Proceeds from capital expenditures subsidy	—	1.0
Proceeds from the sale of businesses and other assets	0.7	1.8
Cash used in investing activities	(76.9)	(88.1)
Cash flows from financing activities
Deferred financing fees	—	(0.6)
Short-term borrowings, net	(4.8)	(0.2)
Purchase of treasury shares	(98.7)	(95.5)
Dividends paid	(50.0)	(49.0)
Proceeds from exercise of option awards	0.9	2.6
Withholding taxes paid on restricted share units	(3.9)	(8.1)
Net proceeds from issuance of 2024 Term Loan B	—	696.5
Repayments of 2024 Term Loan B	(5.3)	(701.8)
Cash used in financing activities	(161.8)	(156.1)
Effect of exchange rates on cash	(4.0)	(5.7)
Net change in cash, cash equivalents, and restricted cash	32.2	(11.4)
Cash, cash equivalents, and restricted cash—beginning of period	452.3	432.8
Cash, cash equivalents, and restricted cash—end of period	$484.5	$421.4
Less: Restricted cash, included in "Other current assets"	(1.2)	—
Cash and cash equivalents—end of period	$483.3	$421.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2019 and 2018 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2018 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

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

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2019 and 2018:

	Latex	Synthetic	Performance
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
September 30, 2019
United States	$69.4	$—	$75.0	$—	$3.1	$147.5
Europe	94.2	104.2	170.5	109.5	37.8	516.2
Asia-Pacific	63.1	—	56.4	88.1	24.9	232.5
Rest of World	3.0	—	22.9	—	—	25.9
Total	$229.7	$104.2	$324.8	$197.6	$65.8	$922.1
September 30, 2018
United States	$77.3	$—	$87.0	$—	$3.0	$167.3
Europe	117.0	137.7	226.7	148.3	61.2	690.9
Asia-Pacific	80.0	—	62.7	104.0	66.8	313.5
Rest of World	3.7	—	24.3	—	—	28.0
Total	$278.0	$137.7	$400.7	$252.3	$131.0	$1,199.7

	Latex	Synthetic	Performance
Nine Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
September 30, 2019
United States	$199.9	$—	$235.3	$—	$8.1	$443.3
Europe	294.8	340.9	571.3	363.6	111.4	1,682.0
Asia-Pacific	180.4	—	167.6	269.6	67.9	685.5
Rest of World	8.7	—	67.5	—	—	76.2
Total	$683.8	$340.9	$1,041.7	$633.2	$187.4	$2,887.0
September 30, 2018
United States	$216.3	$—	$253.7	$0.2	$9.6	$479.8
Europe	349.6	442.2	720.9	460.9	174.5	2,148.1
Asia-Pacific	236.9	—	171.0	316.4	123.6	847.9
Rest of World	11.4	—	70.6	—	—	82.0
Total	$814.2	$442.2	$1,216.2	$777.5	$307.7	$3,557.8

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales	$374.6	$462.1	$1,162.2	$1,430.2
Gross profit	$59.6	$74.1	$199.6	$242.3
Net income	$44.6	$62.1	$160.3	$206.4

Americas Styrenics

As of September 30, 2019 and December 31, 2018, the Company’s investment in Americas Styrenics was $199.8 million and $179.1 million, respectively, which was $15.5 million and $46.4 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over the weighted average remaining useful life of the contributed assets of approximately 1.5 years as of September 30, 2019. The Company received dividends from Americas Styrenics of $25.0 million and $77.5 million during the three and nine months ended September 30, 2019, respectively, compared to $17.5 million and $85.0 million during the three and nine months ended September 30, 2018, respectively.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2019	2018
Finished goods	$208.9	$269.8
Raw materials and semi-finished goods	203.3	205.8
Supplies	34.5	34.8
Total	$446.7	$510.4

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, debt consisted of the following:

			September 30, 2019			December 31, 2018
	Interest Rate as of September 30, 2019	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	4.044%	September 2024	$686.0	$(14.3)	$671.7	$691.3	$(16.2)	$675.1
2022 Revolving Facility(2)	Various	September 2022	—	—	—	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(7.6)	492.4	500.0	(8.4)	491.6
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—	—	—	—
Other indebtedness	Various	Various	10.0	—	10.0	1.1	—	1.1
Total debt			$1,196.0	$(21.9)	$1,174.1	$1,192.4	$(24.6)	$1,167.8
Less: current portion(4)					(11.5)			(7.0)
Total long-term debt, net of unamortized deferred financing fees					$1,162.6			$1,160.8
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	Under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $361.1 million (net of $13.9 million outstanding letters of credit) as of September 30, 2019. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	This facility had a borrowing capacity of $150.0 million as of September 30, 2019. Additionally, as of September 30, 2019, the Company had approximately $128.5 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.00%
(4)	As of September 30, 2019 and December 31, 2018, the current portion of long-term debt primarily related to $7.0 million of the scheduled future principal payments on the 2024 Term Loan B.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2018 to September 30, 2019:

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2018	$15.9	$11.3	$37.3	$4.5	$—	$—	$69.0
Foreign currency impact	(0.7)	(0.5)	(1.6)	(0.2)	—	—	(3.0)
Balance at September 30, 2019	$15.2	$10.8	$35.7	$4.3	$—	$—	$66.0

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

As of September 30, 2019, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $454.8 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2019:

September 30,
Buy / (Sell)	2019
Euro	$(322.0)
Swiss Franc	$34.7
Chinese Yuan	$(34.0)
Indonesian Rupiah	$(18.2)
Mexican Peso	$(13.0)

Open foreign exchange forward contracts as of September 30, 2019 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of September 30, 2019 had maturities occurring over a period of 15 months, and had a net notional U.S. dollar equivalent of $95.7 million.

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

As of September 30, 2019, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (2.04% as of September 30, 2019) from the counterparties.

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

Effective April 1, 2018, the Company elected as an accounting policy to re-designate the CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of September 30, 2019, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Prior to April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

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

Summary of Derivative Instruments

The following tables present the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net
Total amount of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$836.9	$9.2	$2.3	$1,068.1	$10.1	$2.1

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$1.9	$—	$—	$(0.6)	$—	$—
Interest rate swaps
Amount of gain reclassified from AOCI into income	$—	$0.2	$—	$—	$0.1	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$4.2	$—	$—	$3.8	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$14.6	$—	$—	$8.2

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net
Total amount of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$2,618.1	$29.3	$7.7	$3,088.3	$35.8	$2.9

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$4.1	$—	$—	$(6.8)	$—	$—
Interest rate swaps
Amount of gain reclassified from AOCI into income	$—	$0.9	$—	$—	$0.1	$—

Effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$12.0	$—	$—	$7.7	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$14.9	$—	$—	$17.0

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and nine months ended September 30, 2019 and 2018:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$1.2	$1.2	$1.7	$11.3
Interest rate swaps	(1.0)	0.9	(6.8)	5.5
Total	$0.2	$2.1	$(5.1)	$16.8
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$22.1	$(0.6)	$30.0	$9.7
Total	$22.1	$(0.6)	$30.0	$9.7

The Company recorded gains of $14.6 million and $14.9 million during the three and nine months ended September 30, 2019, respectively, and gains of $8.2 million and $17.0 million during the three and nine months ended September 30, 2018, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains from these forward contracts offset net foreign exchange transaction losses of $14.8 million and $15.3 million during the three and nine months ended September 30, 2019, respectively, and losses of $6.9 million and $12.6 million during the three and nine months ended September 30, 2018, respectively, which resulted from the re-measurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statements of cash flows.

The Company expects to reclassify in the next twelve months an approximate $3.6 million net gain from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of

September 30, 2019 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2019
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$4.3	$3.3	$—	$6.3	$13.9
Deferred charges and other assets	—	0.2	—	32.3	32.5
Gross derivative asset position	4.3	3.5	—	38.6	46.4
Less: Counterparty netting	—	—	—	—	—
Net derivative asset position	$4.3	$3.5	$—	$38.6	$46.4
Liability Derivatives:
Accounts payable	$(1.3)	$—	$(0.3)	$—	$(1.6)
Other noncurrent obligations	—	—	(1.9)	—	(1.9)
Gross derivative liability position	(1.3)	—	(2.2)	—	(3.5)
Less: Counterparty netting	—	—	—	—	—
Net derivative liability position	$(1.3)	$—	$(2.2)	$—	$(3.5)
Total net derivative position	$3.0	$3.5	$(2.2)	$38.6	$42.9

	December 31, 2018
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.6	$1.9	$1.5	$8.1	$12.1
Deferred charges and other assets	—	—	3.2	—	3.2
Gross derivative asset position	0.6	1.9	4.7	8.1	15.3
Less: Counterparty netting	(0.5)	—	—	—	(0.5)
Net derivative asset position	$0.1	$1.9	$4.7	$8.1	$14.8
Liability Derivatives:
Accounts payable	$(2.1)	$—	$—	$—	$(2.1)
Other noncurrent obligations	—	—	—	(3.4)	(3.4)
Gross derivative liability position	(2.1)	—	—	(3.4)	(5.5)
Less: Counterparty netting	0.5	—	—	—	0.5
Net derivative liability position	$(1.6)	$—	$—	$(3.4)	$(5.0)
Total net derivative position	$(1.5)	$1.9	$4.7	$4.7	$9.8

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$4.3	$—	$4.3
Foreign exchange forward contracts—(Liabilities)	—	(1.3)	—	(1.3)
Foreign exchange cash flow hedges—Assets	—	3.5	—	3.5
Interest rate swaps—(Liabilities)	—	(2.2)	—	(2.2)
Cross currency swaps—Assets	—	38.6	—	38.6
Total fair value	$—	$42.9	$—	$42.9

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(1.6)	—	(1.6)
Foreign exchange cash flow hedges—Assets	—	1.9	—	1.9
Interest rate swaps—Assets	—	4.7	—	4.7
Cross currency swaps—Assets	—	8.1	—	8.1
Cross currency swaps—(Liabilities)	—	(3.4)	—	(3.4)
Total fair value	$—	$9.8	$—	$9.8

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2019 and December 31, 2018:

	As of	As of
	September 30, 2019	December 31, 2018
2025 Senior Notes	$487.2	$438.3
2024 Term Loan B	682.6	658.9
Total fair value	$1,169.8	$1,097.2

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of September 30, 2019 and December 31, 2018.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Effective income tax rate	29.3%	20.5%	29.3%	18.0%

Provision for income taxes for the three and nine months ended September 30, 2019 totaled $9.3 million and $35.8 million, respectively, resulting in an effective tax rate of 29.3% for both periods. Provision for income taxes for the three and nine months ended September 30, 2018 totaled $19.2 million and $64.5 million, respectively, resulting in an effective tax rate of 20.5% and 18.0%, respectively.

The increase in the effective tax rates for the three and nine months ended September 30, 2019 as compared to the same period in 2018 was primarily driven by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, which includes losses not anticipated to provide a tax benefit for the Company in the future. Included in the provision for income taxes for the three and nine months ended September 30, 2019 is a $7.4 million deferred tax benefit related to the re-measurement of the Company’s deferred tax assets and liabilities in Switzerland due to changes in the Swiss Federal tax rules, which were enacted on August 6, 2019. This amount does not include the impact of Swiss cantonal tax law changes, which were enacted on October 25, 2019. Refer to Note 19 for further information regarding the impacts of the new cantonal tax legislation.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of September 30, 2019 and December 31, 2018, the Company had no accrued obligations for environmental remediation or restoration costs.

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

European Commission Request for Information

On June 6, 2018, Trinseo Europe GmbH, a subsidiary of the Company, received a Request for Information in the form of a letter from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area. The Company subsequently commenced an internal investigation into these commercial activities and discovered instances of inappropriate activity. On October 28, 2019, a supplemental request for information was received from the European Commission. This request was limited to historical employment, entity, and organizational structures, along with certain financial, styrene purchasing, and styrene market information. After responding to the initial request in 2018, the Company continues to fully cooperate with the European Commission and is now in the process of responding to the most recent request.

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

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Defined Benefit Pension Plans
Service cost	$3.1	$3.0	$9.4	$9.2
Interest cost	1.2	1.2	3.8	3.7
Expected return on plan assets	(0.5)	(0.5)	(1.6)	(1.6)
Amortization of prior service credit	(0.3)	(0.3)	(0.8)	(0.9)
Amortization of net loss	0.8	0.8	2.3	2.7
Net settlement loss	0.6	—	1.3	—
Net periodic benefit cost	$4.9	$4.2	$14.4	$13.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Other Postretirement Plans
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Amortization of prior service cost	—	—	—	0.1
Amortization of net gain	(0.1)	—	(0.3)	—
Net periodic benefit cost	$—	$0.1	$—	$0.4

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $193.3 million and $189.2 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.1 million and $4.0 million during the three and nine months ended September 30, 2019, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $2.1 million to its defined benefit plans for the remainder of 2019.

NOTE 13—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and nine months ended September 30, 2019 and 2018, as well as unrecognized compensation cost as of September 30, 2019:

					As of
	Three Months Ended		Nine Months Ended		September 30, 2019
	September 30,		September 30,		Unrecognized	Weighted
	2019	2018	2019	2018	Compensation Cost	Average Years
RSUs	$1.9	$2.3	$5.9	$6.6	$11.4	2.0
Options	0.6	0.5	2.6	3.9	2.2	1.4
PSUs	0.6	0.6	2.3	1.8	4.6	2.1
Total share-based compensation expense	$3.1	$3.4	$10.8	$12.3

The following table summarizes awards granted and the respective weighted average grant date fair value for the nine months ended September 30, 2019:

	Nine Months Ended
	September 30, 2019
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	236,156	$48.63
Options	237,071	15.40
PSUs	117,053	54.01

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
Expected term (in years)	5.50
Expected volatility	36.00%
Risk-free interest rate	2.53%
Dividend yield	2.00%

Since the Company’s equity interests were privately held prior to its initial public offering in September 2014, there is limited publicly traded history of the Company’s ordinary shares. Until such time that the Company can determine expected volatility based solely on the publicly traded history of its ordinary shares, expected volatility used in the Black-Scholes model for option awards granted is based on a combination of the Company’s historical volatility and similar companies’ shares that are publicly traded. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the nine months ended September 30, 2019, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and nine months ended September 30, 2019 and 2018. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three and nine months ended September 30, 2019 and 2018.

	Latex	Synthetic	Performance			Americas
Three Months Ended (1)	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics
September 30, 2019	$21.0	$7.4	$36.3	$16.3	$0.1	$25.7
September 30, 2018	$24.7	$15.5	$43.8	$5.0	$40.3	$34.5

	Latex	Synthetic	Performance			Americas
Nine Months Ended (1)	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics
September 30, 2019	$59.1	$29.1	$106.1	$49.3	$16.7	$98.2
September 30, 2018	$88.2	$71.6	$158.2	$28.0	$114.3	$113.3
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

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income before income taxes	$31.8	$93.9	$122.1	$357.8
Interest expense, net	9.2	10.1	29.3	35.8
Depreciation and amortization	33.0	31.8	101.7	96.0
Corporate Unallocated(2)	18.7	20.9	65.6	65.6
Adjusted EBITDA Addbacks(3)	14.1	7.1	39.8	18.4
Segment Adjusted EBITDA	$106.8	$163.8	$358.5	$573.6
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Loss on extinguishment of long-term debt	$—	$—	$—	$0.2
Net gain on disposition of businesses and assets	—	—	(0.2)	(0.5)
Restructuring and other charges (Note 15)	0.2	0.9	0.3	2.6
Acquisition, transaction, and integration costs(a)	0.6	0.1	1.3	0.6
Other items(b)	13.3	6.1	38.4	15.5
Total Adjusted EBITDA Addbacks	$14.1	$7.1	$39.8	$18.4
(a)	Acquisition, transaction, and integration costs for the three and nine months ended September 30, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s acquisition of production assets in Rheinmünster, Germany and its acquisition of API Plastics, respectively.
(b)	Other items for the three and nine months ended September 30, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services. Also included within other items for the three and nine months ended September 30, 2019 are fees incurred in conjunction with certain of the Company’s strategic initiatives.

NOTE 15—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2019	2018	2019	2018	Charges	Segment
Terneuzen Compounding Restructuring (1)
Asset impairment/accelerated depreciation	$—	$0.3	$—	$0.8	$3.1
Employee termination benefits	—	0.1	(0.4)	0.5	0.6
Contract terminations	—	—	—	—	0.3
Decommissioning and other	0.1	0.3	0.3	0.5	1.7
Terneuzen Subtotal	$0.1	$0.7	$(0.1)	$1.8	$5.7	Performance Plastics
Livorno Plant Restructuring (2)
Asset impairment/accelerated depreciation	$—	$—	$—	$0.4	$14.7
Employee termination benefits	—	—	—	—	5.4
Contract terminations	—	—	—	—	0.3
Decommissioning and other	0.1	0.2	0.4	0.6	4.1
Livorno Subtotal	$0.1	$0.2	$0.4	$1.0	$24.5	Latex Binders
Other Restructurings	—	0.3	—	0.7		Various
Total Restructuring Charges	$0.2	$1.2	$0.3	$3.5
(1)	In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. As of September 30, 2019, the new facility is complete, noting certain ongoing quality assurance activities. Substantive production at the prior facility ceased and decommissioning activities began during the second quarter of 2019, which are expected to continue through 2020. The Company estimates it will incur decommissioning and other charges of approximately $0.7 million throughout the remainder of 2019 and 2020, the majority of which are expected to be paid during the remainder of 2019 and the first half of 2020.
(2)	In August 2016, the Company announced its plan to cease manufacturing activities at its latex binders manufacturing facility in Livorno, Italy. Production at the facility ceased in October 2016 and decommissioning activities began in the fourth quarter of 2016. In September 2018, the Company entered into a preliminary agreement to sell the land where the former facility is located, subject to certain activities being completed prior to closing. The sale is considered probable to close within one year following the balance sheet date; therefore, as of September 30, 2019 and December 31, 2018, the land is recorded as held-for-sale within “Other current assets” at a value of $11.5 million and $12.0 million, respectively (adjusted for foreign currency impact), and the deferred tax liability associated with that land is recorded as held-for-sale within “Accrued expenses and other current liabilities” at a value of $2.7 million and $2.9 million, respectively (adjusted for foreign currency impact), on the Company’s condensed consolidated balance sheets. In conjunction with the execution of this agreement, the Company received $1.3 million of the purchase price as a prepayment, which is recorded within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. The Company expects to incur a limited amount of additional decommissioning costs associated with this plant shutdown through the closing date of the sale, which will be expensed as incurred.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of September 30, 2019. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2018	Expenses	Deductions(1)	September 30, 2019
Employee termination benefits	$6.4	$(0.3)	$(5.9)	$0.2
Contract terminations	0.3	—	—	0.3
Decommissioning and other	—	0.6	(0.6)	—
Total	$6.7	$0.3	$(6.5)	$0.5
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

.

NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2019 and 2018	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2019	$(109.1)	$(40.1)	$3.6	$(145.6)
Other comprehensive income (loss)	0.5	(0.7)	2.3	2.1
Amounts reclassified from AOCI to net income (1)	—	0.7	(2.1)	(1.4)
Balance as of September 30, 2019	$(108.6)	$(40.1)	$3.8	$(144.9)

Balance as of June 30, 2018	$(112.7)	$(43.8)	$8.6	$(147.9)
Other comprehensive income (loss)	(4.6)	—	1.6	(3.0)
Amounts reclassified from AOCI to net income (1)	—	0.6	0.5	1.1
Balance as of September 30, 2018	$(117.3)	$(43.2)	$10.7	$(149.8)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2019 and 2018	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2018	$(111.8)	$(39.4)	$8.9	$(142.3)
Other comprehensive income (loss)	3.2	(2.7)	(0.1)	0.4
Amounts reclassified from AOCI to net income(1)	—	2.0	(5.0)	(3.0)
Balance at September 30, 2019	$(108.6)	$(40.1)	$3.8	$(144.9)

Balance as of December 31, 2017	$(94.5)	$(45.0)	$(6.1)	$(145.6)
Other comprehensive income (loss)	(22.8)	—	10.1	(12.7)
Amounts reclassified from AOCI to net income (1)	—	1.8	6.7	8.5
Balance as of September 30, 2018	$(117.3)	$(43.2)	$10.7	$(149.8)
(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
AOCI Components	September 30,		September 30,		Statements of Operations
	2019	2018	2019	2018	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(1.9)	$0.6	$(4.1)	$6.8	Cost of sales
Interest rate swaps	(0.2)	(0.1)	(0.9)	(0.1)	Interest expense, net
Total before tax	(2.1)	0.5	(5.0)	6.7
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$(2.1)	$0.5	$(5.0)	$6.7

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.3)	$(0.2)	$(0.8)	$(0.7)	(a)
Net actuarial loss	0.7	1.0	2.3	3.2	(a)
Net settlement loss	0.6	—	1.3	—	(a)
Total before tax	1.0	0.8	2.8	2.5
Tax effect	(0.3)	(0.2)	(0.8)	(0.7)	Provision for income taxes
Total, net of tax	$0.7	$0.6	$2.0	$1.8
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2019	2018	2019	2018
Earnings:
Net income	$22.5	$74.7	$86.3	$293.3
Shares:
Weighted average ordinary shares outstanding	40.1	42.6	40.7	43.0
Dilutive effect of RSUs, option awards, and PSUs(1)	0.3	0.7	0.5	0.9
Diluted weighted average ordinary shares outstanding	40.4	43.3	41.2	43.9
Income per share:
Income per share—basic	$0.56	$1.75	$2.12	$6.82
Income per share—diluted	$0.56	$1.72	$2.09	$6.68
(1)	Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded from the computation of diluted earnings per share were 0.8 million and 0.7 million for the three and nine months ended September 30, 2019, respectively, and 0.2 million for both the three and nine months ended September 30, 2018.

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

The Company's ROU assets and lease liabilities are classified on its condensed consolidated balance sheets as follows:

	As of
	September 30,
	2019	Location on Balance Sheet
Operating lease ROU assets	$67.1	Right-of-use assets - operating
Finance lease ROU assets	6.4	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	(14.2)	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	(53.2)	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	(1.9)	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	(4.5)	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its condensed consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Finance lease cost:
Amortization of lease ROU assets	$0.1	$0.2
Interest on lease liabilities(1)	—	—

Operating lease cost	4.7	13.8
Variable lease cost	0.1	0.2
Total lease cost	$4.9	$14.2

(1)	For the three and nine months ended September 30, 2019, amounts totaled less than $0.1 million.

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$4.6	$12.6
Operating cash flows from finance leases(1)	—	—
Financing cash flows from finance leases	0.1	0.2

Non-cash lease liability activity(2):
ROU assets obtained in exchange for new operating lease liabilities	$2.3	$80.5
ROU assets obtained in exchange for new finance lease liabilities	4.5	6.6
(1)	For the three and nine months ended September 30, 2019, amounts totaled less than $0.1 million.
(2)	Amounts for the nine months ended September 30, 2019 include the impact of adopting the new lease accounting standard effective January 1, 2019.

As of September 30, 2019, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating Leases	$4.9	$14.7	$9.7	$8.2	$7.9	$37.8	$83.2	$(15.8)	$67.4
Finance Leases	$0.7	$2.1	$2.1	$1.7	$0.1	$0.2	$6.9	$(0.5)	$6.4

As of September 30, 2019, the weighted average remaining lease term of the Company's operating and finance leases was 8.9 and 5.8 years, respectively, and the weighted average discount rate used to determine the lease liability for operating and finance leases was 4.6% and 4.3%, respectively.

As of September 30, 2019, the Company has additional operating and finance leases that have not yet commenced of $3.2 million and $1.1 million, respectively. These leases are expected to commence in the fourth quarter of 2019 with lease terms of 0.5 to 5.0 years.

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

NOTE 19 – SUBSEQUENT EVENTS

On October 1, 2019, the Company completed the acquisition from Dow of its latex binder production facilities and related infrastructure in Rheinmünster, Germany. The transaction includes full ownership and operational control of latex production facilities, site infrastructure, and service contracts, as well as certain employees transferring from Dow to Trinseo. This acquisition will provide Trinseo with manufacturing assets supporting its strategy to grow its Latex Binders business in applications serving the coatings, adhesives, specialty paper, and sealants markets. The transaction did not require any upfront cash outlay from Trinseo; however, Trinseo expects to assume approximately €40.0 million in pension liabilities, net of cash received, for transferred employees in exchange for the assets acquired.

On October 25, 2019, new cantonal income tax legislation was enacted in Switzerland, supplemental to the Swiss Federal tax legislation enacted in August 2019 (refer to Note 10). As a result, the Company anticipates a higher effective tax rate in its entities in Switzerland, beginning in 2020. Additionally, a one-time deferred tax benefit is expected to be recorded in the fourth quarter of 2019 related to the re-measurement of the Company’s deferred tax assets and liabilities in Switzerland, which the Company is in the process of quantifying.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2019 Year-to-Date Highlights

During the three and nine months ended September 30, 2019, Trinseo recognized net income of $22.5 million and $86.3 million, respectively, and Adjusted EBITDA of $88.1 million and $292.9 million, respectively. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Trinseo to Build New TPE Pilot Facility in Taiwan

On October 7, 2019, Trinseo announced its plans to build a thermoplastic elastomers (“TPE”) pilot facility at its existing manufacturing site in Hsinchu, Taiwan, with operations anticipated to begin in 2020. The TPE pilot facility emphasizes Trinseo’s growth strategy for TPEs globally and will serve customers in the automotive, consumer electronics, footwear, and medical markets. This investment, which is expected to total approximately $3.0 million, marks the next step of Trinseo’s TPE growth roadmap, following the acquisition of API Plastics in July 2017.

Acquisition of Latex Binders Assets in Germany

On October 1, 2019, the Company completed the acquisition from Dow of its latex binders production facilities and related infrastructure in Rheinmünster, Germany. The transaction includes full ownership and operational control of latex production facilities, site infrastructure, and service contracts, as well as certain employees transferring from Dow to Trinseo. This acquisition will provide Trinseo with manufacturing assets supporting our strategy to grow our Latex Binders business in applications serving the coatings, adhesives, specialty paper, and sealants markets.

Chief Executive Officer and Chief Financial Officer Transition

On March 4, 2019, Frank Bozich replaced Christopher Pappas as President and Chief Executive Officer. On July 1, 2019, David Stasse replaced Barry Niziolek as Executive Vice President and Chief Financial Officer. Both Messrs. Pappas and Niziolek had each previously announced their plans to retire.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

The table below sets forth our historical results of operations and these results as a percentage of net sales for the periods indicated.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2019	%	2018	%	2019	%	2018	%
Net sales	$922.1	100%	$1,199.7	100%	$2,887.0	100%	$3,557.8	100%
Cost of sales	836.9	91%	1,068.1	89%	2,618.1	91%	3,088.3	87%
Gross profit	85.2	9%	131.6	11%	268.9	9%	469.5	13%
Selling, general and administrative expenses	67.6	7%	60.0	5%	208.0	7%	186.1	5%
Equity in earnings of unconsolidated affiliates	25.7	3%	34.5	3%	98.2	3%	113.3	3%
Operating income	43.3	5%	106.1	9%	159.1	6%	396.7	11%
Interest expense, net	9.2	1%	10.1	1%	29.3	1%	35.8	1%
Loss on extinguishment of long-term debt	—	—%	—	—%	—	—%	0.2	—%
Other expense, net	2.3	—%	2.1	—%	7.7	—%	2.9	—%
Income before income taxes	31.8	3%	93.9	8%	122.1	4%	357.8	10%
Provision for income taxes	9.3	1%	19.2	2%	35.8	1%	64.5	2%
Net income	$22.5	2%	$74.7	6%	$86.3	3%	$293.3	8%

Three Months Ended – September 30, 2019 vs. September 30, 2018

Net Sales

Of the 23% decrease in net sales, 16% was due mainly to lower selling prices resulting from the pass through of lower raw material costs, primarily from styrene and butadiene. There was also a 5% decrease due to lower sales volume within the Feedstocks, Synthetic Rubber, Performance Plastics, and Polystyrene segments, partially offset by higher sales volume within the Latex Binders segment. See segment discussion below for further information. An additional 2% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Cost of Sales

Of the 22% decrease in cost of sales, 15% was due to lower raw material costs, primarily from styrene and butadiene, as well as a 6% decrease due to lower sales volume within the Feedstocks, Synthetic Rubber, Performance Plastics, and Polystyrene segments, partially offset by higher sales volume within the Latex Binders segment. An additional 2% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Gross Profit

The decrease in gross profit of 35% was primarily attributable to margin compression in the Feedstocks and Latex Binders segments. The decrease was also due to lower sales volume within the Synthetic Rubber, Performance Plastics, and Polystyrene segments.

Selling, General and Administrative Expenses (SG&A)

The $7.6 million, or 13%, increase in SG&A was due to several factors. Higher advisory and professional fees, as well as higher personnel costs, resulted in a $7.9 million increase. These increases were primarily a result of the Company’s transition of business and technical services from Dow. Additionally, there was an increase of $1.4 million related to increased depreciation. Offsetting these increased costs was a $1.0 million decrease in restructuring charges and a $1.2 million decrease due to currency impacts on our euro-based expenses, as the euro weakened in comparison to the U.S. dollar.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $8.8 million was due to lower equity earnings from Americas Styrenics, mainly attributable to lower styrene margins as a result of continued market weakness, which was partially offset by higher polystyrene margins.

Interest Expense, Net

The decrease in interest expense, net of $0.9 million, or 9%, was primarily attributable to an increase in interest income as a result of increased cash on hand at period end when compared to the prior year.

Other Expense, Net

Other expense, net for the three months ended September 30, 2019 was $2.3 million, which included $1.7 million of expense related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction losses of $0.2 million. Net foreign transaction losses included $14.8 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $14.6 million of gains from our foreign exchange forward contracts.

Other expense, net for the three months ended September 30, 2018 was $2.1 million, which included $1.6 million of expense related to the non-service cost components of net periodic benefit cost, as well as other miscellaneous expenses of $1.8 million. Partially offsetting these expenses were net foreign exchange transaction gains for the period of $1.3 million, comprised of $6.9 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $8.2 million of gains from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2019 totaled $9.3 million, resulting in an effective tax rate of 29.3%. Provision for income taxes for the three months ended September 30, 2018 totaled $19.2 million, resulting in an effective tax rate of 20.5%.

The decrease in provision for income taxes was primarily driven by the $62.1 million decrease in income before income taxes. This decrease was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, which includes losses not anticipated to provide a tax benefit to the Company in the future. Also included in the provision for income taxes for the three months ended September 30, 2019 is a $7.4 million deferred tax benefit related to the re-measurement of the Company’s deferred tax assets and liabilities in Switzerland due to changes in the Swiss Federal tax rules, which were enacted on August 6, 2019. This amount does not include the impact of Swiss cantonal tax law changes, which were enacted on October 25, 2019.

Nine Months Ended – September 30, 2019 vs. September 30, 2018

Net Sales

Of the 19% decrease in net sales, 14% was due to lower selling prices resulting from the pass through of lower raw material costs, primarily from styrene and butadiene. There was also a 3% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. An additional 2% decrease was due to lower sales volume within the Feedstocks and Synthetic Rubber segments, partially offset by higher sales volume within the Polystyrene, Latex Binders, and Performance Plastics segments. See segment discussion below for further information.

Cost of Sales

Of the 15% decrease in cost of sales, 10% was due to lower raw material costs, primarily from styrene and butadiene, as well as a 3% decrease due to lower sales volume within the Feedstocks, Synthetic Rubber, and Performance Plastics segments, partially offset by higher sales volume within the Polystyrene and Latex Binders segments. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period, which was slightly offset by a 1% increase due to higher fixed costs.

Gross Profit

The decrease in gross profit of 43% was primarily attributable to margin compression in the Feedstocks, Latex Binders, Synthetic Rubber, and Performance Plastics segments. Overall performance was impacted by weaker market conditions, including in certain key markets such as automotive, graphical paper, and tires. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $21.9 million, or 12%, increase in SG&A was due to several factors. Higher advisory and professional fees, as well as higher personnel costs, resulted in a $27.8 million increase. These increases were primarily a result the Company’s transition of business and technical services from Dow. Additionally, there was an increase of $3.8 million related to increased depreciation. Offsetting these increased costs was a $3.2 million decrease in restructuring charges and a $4.8 million decrease due to currency impacts on our euro-based expenses, as the euro weakened in comparison to the U.S. dollar.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $15.1 million was due to lower equity earnings from Americas Styrenics, mainly attributable to less favorable styrene margins in the current year, as prior year results were positively impacted by several industry outages.

Interest Expense, Net

The decrease in interest expense, net of $6.5 million, or 18%, was primarily attributable to the benefits received from the cross currency swaps that the Company entered into in September 2017, which are now recorded as a benefit within interest expense as a result of our adoption of new hedging accounting guidance during the second quarter of 2018.

Other Expense, Net

Other expense, net for the nine months ended September 30, 2019 was $7.7 million, which included $5.2 million of expense related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction losses of $0.4 million. Net foreign transaction losses included $15.3 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $14.9 million of gains from our foreign exchange forward contracts. Other expense, net also included $2.3 million of other miscellaneous expenses during the period.

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

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2019 totaled $35.8 million, resulting in an effective tax rate of 29.3%. Provision for income taxes for the nine months ended September 30, 2018 totaled $64.5 million, resulting in an effective tax rate of 18.0%.

The decrease in provision for income taxes was primarily driven by the $235.7 million decrease in income before income taxes. This decrease was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, which includes losses not anticipated to provide a tax benefit to the Company in the future. Also included in the provision for income taxes for the nine months ended September 30, 2019 is a $7.4 million deferred tax benefit related to the re-measurement of the Company’s deferred tax assets and liabilities in Switzerland due to changes in the

Swiss Federal tax rules, which were enacted on August 6, 2019. This amount does not include the impact of Swiss cantonal tax law changes, which were enacted on October 25, 2019.

Outlook

As discussed above, the Company’s results continue to be impacted by difficult global economic conditions. In particular, the third quarter was impacted by lower sequential styrene margins. For the fourth quarter, we expect these challenging market conditions to continue. Amid these conditions, we are constantly assessing our operations and are developing cost saving opportunities that we anticipate will improve our operating results. For example, we expect certain structural and raw material cost savings from the ongoing review of our Stade, Germany polycarbonate facility, which are expected to result in a more sustainable economic future for the site. Also, the Company recently announced its transition to a global functional structure, which we anticipate will result in greater focus and efficiency, enabling future business process improvements once we complete our business services and IT transition from Dow in the first quarter of 2020.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2019 and 2018. Inter-segment sales have been eliminated. Refer to Note 14 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

Latex Binders Segment

Our Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex applications, such as adhesive, building and construction, and the technical textile paper market.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$229.7	$278.0	(17)%	$683.8	$814.2	(16)%
Adjusted EBITDA	$21.0	$24.7	(15)%	$59.1	$88.2	(33)%
Adjusted EBITDA margin	9%	9%		9%	11%

Three Months Ended – September 30, 2019 vs. September 30, 2018

Of the 17% decrease in net sales, 20% was due to lower pricing from the pass through of lower raw material costs, primarily from styrene and butadiene. This decrease was partially offset by a 4% increase due to higher sales volume in the adhesives and construction market as well as the textile market, which were partially offset by lower sales volume in the paper and board markets.

Adjusted EBITDA decreased by $3.7 million, or 15%, including a 20% decrease due to lower margins from raw material dynamics, competitive market conditions and global market uncertainty, in addition to a 4% decrease due to higher fixed costs as a result of lower fixed cost absorption. These impacts were partially offset by a 10% increase due to higher sales volume as described above.

Nine Months Ended – September 30, 2019 vs. September 30, 2018

The 16% decrease in net sales was primarily due to lower pricing from the pass through of lower raw material costs, primarily from styrene and butadiene.

Adjusted EBITDA decreased by $29.1 million, or 33%, primarily due to lower margins from raw material dynamics, competitive market conditions and global market uncertainty.

Synthetic Rubber Segment

Our Synthetic Rubber segment produces styrene-butadiene and polybutadiene-based rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as solution styrene-butadiene rubber (“SSBR”), nickel polybutadiene rubber, and neodymium polybutadiene rubber, while also producing core products, such as emulsion styrene-butadiene rubber (“ESBR”).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$104.2	$137.7	(24)%	$340.9	$442.2	(23)%
Adjusted EBITDA	$7.4	$15.5	(52)%	$29.1	$71.6	(59)%
Adjusted EBITDA margin	7%	11%		9%	16%

Three Months Ended – September 30, 2019 vs. September 30, 2018

Of the 24% decrease in net sales, 13% was due to lower pricing from the pass through of lower raw material costs, primarily from styrene and butadiene, and 8% was due to decreased sales of ESBR due to weak market conditions and competitive dynamics. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $8.1 million, or 52%. Lower margins resulted in a 22% decrease due to unfavorable net timing impacts, when compared to the prior year. Higher fixed costs, due mainly to lower fixed cost absorption in the current period, resulted in a 19% decrease. In addition, there was a 12% decrease due to lower ESBR sales volume as described above.

Nine Months Ended – September 30, 2019 vs. September 30, 2018

Of the 23% decrease in net sales, 12% was due to lower sales volume, primarily related to SSBR and ESBR as a result of weakness in the global tire market, and 7% was due to lower pricing from the pass through of lower raw material costs, primarily from styrene and butadiene. An additional 4% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $42.5 million, or 59%. Lower margins resulted in a 27% decrease due mainly to unfavorable net timing impacts, and lower sales volume resulted in a 23% decrease primarily as a result of weakness in the global tire market. In addition, higher fixed costs, due mainly to a lower level of fixed cost absorption, resulted in a 12% decrease.

Performance Plastics Segment

Our Performance Plastics segment consists of a variety of compounds and blends, our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, and our soft-touch polymers and bioplastics business, which includes TPEs. We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, electrical, lighting, building and construction, appliances, and footwear.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$324.8	$400.7	(19)%	$1,041.7	$1,216.2	(14)%
Adjusted EBITDA	$36.3	$43.8	(17)%	$106.1	$158.2	(33)%
Adjusted EBITDA margin	11%	11%		10%	13%

Three Months Ended – September 30, 2019 vs September 30, 2018

Of the 19% decrease in net sales, 13% was due to lower pricing from the pass through of lower styrene costs as well as lower PC prices due to lower industry operating rates. In addition, there was a 4% decrease due to lower PC and ABS sales volume as a result of market weakness and new PC supply. An additional 2% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $7.5 million, or 17%. Higher fixed costs, due mainly to lower fixed cost absorption in the current period, resulted in a 15% decrease. There was a 7% decrease due to lower sales volume as described above. These impacts were partially offset by a 5% increase due to higher margins from pricing initiatives as well as favorable net timing impacts.

Nine Months Ended – September 30, 2019 vs September 30, 2018

Of the 14% decrease in net sales, 12% was due to lower pricing from the pass through of lower styrene costs as well as lower PC prices due to lower industry operating rates. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $52.1 million, or 33%. Lower margins, mainly related to ABS and PC, resulted in a $48.8 million, or 31%, decrease, due primarily to general market weakness as well as an increase in supply in the PC market. An additional 5% decrease was due to higher fixed costs from growth investments, including the ramp-up of the new ABS facility in China, as well as lower fixed cost absorption in the current year.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$197.6	$252.3	(22)%	$633.2	$777.5	(19)%
Adjusted EBITDA	$16.3	$5.0	226%	$49.3	$28.0	76%
Adjusted EBITDA margin	8%	2%		8%	4%

Three Months Ended – September 30, 2019 vs. September 30, 2018

Of the 22% decrease in net sales, 18% was due to lower pricing from the pass through of lower styrene costs to our customers, as well as a 2% decrease due to lower sales volume in Europe, which was partially offset by higher sales volume in Asia. There was an additional 2% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

The $11.3 million, or 226%, increase in Adjusted EBITDA was primarily due to higher margins, due to weak market conditions in the prior year as well as pricing initiatives in the current year, which resulted in an $11.8 million, or 236%, increase.

Nine Months Ended – September 30, 2019 vs. September 30, 2018

Of the 19% decrease in net sales, 18% was due to lower pricing from the pass through of lower styrene costs to our customers, as well a 3% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. These decreases were partially offset by a 2% increase attributable to higher sales volume, primarily from Asia.

The $21.3 million, or 76%, increase in Adjusted EBITDA was primarily due to higher margins, primarily from pricing initiatives, which resulted in a $19.8 million, or 71%, increase as well as increased sales volume, which resulted in a $1.1 million, or 4%, increase.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, styrene-acrylate latex (“SA latex”), SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Net sales	$65.8	$131.0	(50)%	$187.4	$307.7	(39)%
Adjusted EBITDA	$0.1	$40.3	(100)%	$16.7	$114.3	(85)%
Adjusted EBITDA margin	0%	31%		9%	37%

Three Months Ended – September 30, 2019 vs. September 30, 2018

Of the 50% decrease in net sales, 29% was due to lower styrene-related sales volume as well as a 20% decrease due to lower pricing from the pass through of lower styrene prices.

The decrease of $40.2 million, or 100%, in Adjusted EBITDA was primarily due to lower margins from weaker market conditions and lower production, which resulted in a net $39.2 million, or 97%, decrease. The lower production was a result of outages at the Company’s Boehlen, Germany and Terneuzen, The Netherlands styrene production facilities.

Nine Months Ended – September 30, 2019 vs. September 30, 2018

Of the 39% decrease in net sales, 19% was due to lower pricing from the pass through of lower styrene prices and 18% was due to lower styrene-related sales volume.

The decrease of $97.6 million, or 85%, in Adjusted EBITDA was primarily due to lower margins, as there were a significant number of unplanned industry outages which led to higher margins in the prior year, and lower production volume in the current year.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Adjusted EBITDA*	$25.7	$34.5	(26)%	$98.2	$113.3	(13)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – September 30, 2019 vs. September 30, 2018

The decrease in Adjusted EBITDA was mainly due to lower styrene margins as a result of continued market weakness, which were partially offset by higher polystyrene margins.

Nine Months Ended – September 30, 2019 vs. September 30, 2018

The decrease in Adjusted EBITDA was mainly due to less favorable styrene margins in the current year, as prior year results were positively impacted by several industry outages.

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net income	$22.5	$74.7	$86.3	$293.3
Interest expense, net	9.2	10.1	29.3	35.8
Provision for income taxes	9.3	19.2	35.8	64.5
Depreciation and amortization	33.0	31.8	101.7	96.0
EBITDA(a)	$74.0	$135.8	$253.1	$489.6
Loss on extinguishment of long-term debt	—	—	—	0.2
Net gain on disposition of businesses and assets	—	—	(0.2)	(0.5)
Restructuring and other charges(b)	0.2	0.9	0.3	2.6
Acquisition transaction and integration costs(c)	0.6	0.1	1.3	0.6
Other items(d)	13.3	6.1	38.4	15.5
Adjusted EBITDA	$88.1	$142.9	$292.9	$508.0
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.

(b)	Restructuring and other charges for the three and nine months ended September 30, 2019 and 2018 primarily relate to decommissioning, contract termination, and employee termination benefit charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 15 in the condensed consolidated financial statements for further information regarding restructuring activities.
(c)	Acquisition, transaction, and integration costs for the three and nine months ended September 30, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with the our acquisition of production assets and related site infrastructure in Rheinmünster, Germany and our acquisition of API Plastics, respectively.
(d)	Other items for the three and nine months ended September 30, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services. Also included within other items for the three and nine months ended September 30, 2019 are fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2019 and 2018. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$274.9	$238.5
Investing activities	(76.9)	(88.1)
Financing activities	(161.8)	(156.1)
Effect of exchange rates on cash	(4.0)	(5.7)
Net change in cash, cash equivalents, and restricted cash	$32.2	$(11.4)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2019 totaled $274.9 million, inclusive of $77.5 million in dividends from Americas Styrenics. Net cash provided by operating assets and liabilities for the nine months ended September 30, 2019 totaled $105.3 million, noting decreases in inventories of $51.6 million and accounts receivable of $34.7 million, and an increase in accounts payable and other current liabilities of $16.1 million. This activity was partially offset by a decrease in income taxes payable of $9.6 million. The decrease in inventories was primarily due to decreased raw material prices. Accounts receivable at the end of the third quarter decreased relative to the end of 2018 primarily due to decreased raw material prices as well as lower volumes. The increase in accounts payable was due to timing of vendor payments, while the decrease in income taxes payable was primarily due to the overall reduction in earnings before income taxes.

Net cash provided by operating activities during the nine months ended September 30, 2018 totaled $238.5 million, inclusive of $85.0 million in dividends from Americas Styrenics. Net cash used in operating assets and liabilities for the nine months ended September 30, 2018 totaled $132.4 million, noting increases in accounts receivable of $77.8 million and inventories of $86.1 million, and a decrease in income taxes payable of $16.3 million. This activity was partially offset by an increase in accounts payable and other current liabilities of $46.4 million. Accounts receivable at the end of the third quarter increased relative to the end of 2017 primarily due to the pass through of increased raw material prices to our customers as well as increases sales volume, particularly within the Performance Plastics and Synthetic Rubber segments. The increase in inventories was primarily due to increased raw material prices as well as an increase in volumes, as during the third quarter, the Company experienced significant customer destocking in certain businesses, in anticipation of lower fourth quarter raw material prices. The decrease in income taxes payable was a result of payment of certain cash taxes during the second quarter in our primary operating jurisdictions. The increase in accounts payable was primarily due to increases in raw material prices as well as timing of vendor payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 totaled $76.9 million, primarily resulting from capital expenditures of $71.2 million and cash paid for an asset acquisition of $6.4 million.

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

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2019 totaled $161.8 million. This activity was primarily due to $98.7 million of payments related to the repurchase of ordinary shares, $50.0 million of dividends paid, $5.3 million of net principal payments related to our 2024 Term Loan B during the period, and $4.8 million net repayments of short-term borrowings. Additionally, net cash used in financing activities included $3.9 million of withholding taxes paid related to the vesting of certain RSUs during the period, partially offset by $0.9 million of proceeds received from the exercise of option awards.

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

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Cash provided by operating activities	$274.9	$238.5
Capital expenditures	(71.2)	(90.9)
Free Cash Flow	$203.7	$147.6

Refer to the discussion above for significant impacts to cash provided by operating activities for the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019 and December 31, 2018, we had $1,196.0 million and $1,192.4 million, respectively, in outstanding indebtedness and $1,015.9 million and $1,094.3 million, respectively, in working capital. In addition, as of September 30, 2019 and December 31, 2018, we had $70.7 million and $113.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of September 30, 2019 and December 31, 2018 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report.

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2019			December 31, 2018
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$686.0	4.4%	$24.1	$691.3	4.1%	$31.6
2022 Revolving Facility	—	—	2.5	—	—	2.9
2025 Senior Notes	500.0	5.4%	8.9	500.0	5.4%	16.1
Accounts Receivable Securitization Facility	—	—	1.2	—	—	1.5
Other indebtedness*	10.0	2.8%	—	1.1	4.8%	0.1
Total	$1,196.0		$36.7	$1,192.4		$52.2

*For the nine months ended September 30, 2019, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022, and has a borrowing capacity of $375.0 million. As of September 30, 2019, the Company had no outstanding borrowings, and had $361.1 million (net of $13.9 million outstanding letters of credit) of funds available for borrowing under the 2022 Revolving Facility. Further, as of September 30, 2019, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is LIBOR plus 2.00% (subject to a 0.00% LIBOR floor).

The Company made net principal payments of $5.3 million on the 2024 Term Loan B during the nine months ended September 30, 2019, with an additional $7.0 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of September 30, 2019.

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

We continue to maintain our Accounts Receivable Securitization Facility which has a borrowing capacity of $150.0 million and matures in September 2021. As of September 30, 2019, there were no amounts outstanding under this facility, and the Company had approximately $128.5 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the nine months ended September 30, 2019, the Company declared dividends of $1.20 per ordinary share, totaling $48.5 million, of which $16.6 million, inclusive of dividend equivalents, remains accrued as of September 30, 2019 and the majority of which will be paid in October 2019. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2019. During the nine months ended September 30, 2019, under authority from our board of directors, the Company purchased approximately 2.4 million ordinary shares from our shareholders through open market transactions for an aggregate purchase price of $100.0 million. We believe that funds provided by operations, our existing cash, cash equivalent, and restricted cash balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions, while also providing the Company the ability to return capital to our shareholders via dividend payments and share repurchases. Nevertheless, our ability to generate future cash and to pay our indebtedness and fund other liquidation needs is subject to certain risks described under Part I, Item 1A-“Risk Factors” of our Annual Report. As of September 30, 2019, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended September 30, 2019 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2019	352,000	$39.20	352,000	3,648,000	(1)
August 1 - August 31, 2019	443,668	$31.64	443,668	3,204,332	(1)
September 1 - September 30, 2019	318,365	$40.98	318,365	2,885,967	(1)
Total	1,114,033	$36.69	1,114,033
(1)	The general meeting of our shareholders on June 19, 2019 authorized the Company to sunset the 2017 share repurchase authorization and replace it with a new authorization to repurchase up to 4.0 million ordinary shares over the next eighteen months at a price per share of not less than $1.00 and not more than $1,000.00.

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

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 5, 2017)

10.1

Separation Agreement between Hayati Yarkadas and Trinseo Europe GmbH, dated October 2, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed October 3, 2019)

10.2

Letter Agreement Amendment to the Employment Agreement between Timothy Stedman and Trinseo Europe GmbH, dated October 2, 2019 (incorporated herein by reference to Exhibit 10.2 to the Current Report filed on Form 8-K, File No. 001-36473, filed October 3, 2019)

10.3	Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Form S-8, File No. 333-232925, filed on July 31, 2019)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 5, 2019

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)