Form 10-Q/A
period 2019-09-30
Trinseo S.A.
filed 2019-11-12
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of October 31, 2019, there were 39,179,801 of the registrant’s ordinary shares outstanding.

EXPLANATORY NOTE

Trinseo S.A. (the “Company”) is filing this amendment (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“the Commission”) on November 5, 2019, solely to correct a typographical error on the cover page of the Form 10-Q with respect to the number of ordinary shares outstanding. The corrected language reads as follows:

“As of October 31, 2019, there were 39,179,801 of the registrant’s ordinary shares outstanding.”

The incorrect number of ordinary shares outstanding as of October 31, 2019 was also included in Exhibit 101 to the Form 10-Q, which contains the Company’s Extensible Business Reporting Language materials for the nine-month period ended September 30, 2019. This Form 10-Q/A also amends Item 6. Exhibits, by including Exhibit 101, which now states the correct number of ordinary shares outstanding as of October 31, 2019.

In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Commission, the Company is including with this Form 10-Q/A new certifications by its Chief Executive Officer and Chief Financial Officer.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which remains in effect as of its date. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Item 6.    Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Association of Trinseo S.A. (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report filed on Form 10-Q, File No. 001-36473, filed August 3, 2018)

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed September 5, 2017)

10.1

Separation Agreement between Hayati Yarkadas and Trinseo Europe GmbH, dated October 2, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report filed on Form 8-K, File No. 001-36473, filed October 3, 2019)

10.2

Letter Agreement Amendment to the Employment Agreement between Timothy Stedman and Trinseo Europe GmbH, dated October 2, 2019 (incorporated herein by reference to Exhibit 10.2 to the Current Report filed on Form 8-K, File No. 001-36473, filed October 3, 2019

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

Date: November 12, 2019

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)