Form 10-K
period 2019-12-31
Trinseo S.A.
filed 2020-02-28
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

(610) 240-3200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.01 per share	TSE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 24, 2020, there were 38,320,508 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo S.A. computed by reference to the closing price of the registrant’s common shares on the New York Stock Exchange as of June 30, 2019 was approximately $1,691,486,980.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2019 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “estimate”, “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

●	volatility in costs or disruption in the supply of the raw materials or energy utilized for our products;
●	escalations in global trade conflicts, including the imposition of tariffs;
●	conditions in the global economy and capital markets;
●	our migration from services and technologies provided by The Dow Chemical Company and the impact of migration on our ongoing operations;
●	the execution of capital projects and other growth investments in accordance with the Company’s plan, budget and forecasts;
●	any disruptions in production at our manufacturing facilities;
●	findings by European competition authorities that the Company violated the law with respect to our styrene monomer commercial activities;
●	costs and business restrictions associated with complying to custom, international trade, export control and antitrust laws;
●	strategic acquisitions or divestitures affecting our operations or financial condition;
●	the stability of our joint ventures;
●	our continued reliance on our relationship with The Dow Chemical Company for certain services and supply of raw materials;
●	regulatory and statutory changes applicable to our raw materials and products;
●	our current and future levels of indebtedness;
●	the restrictions on our operations due to our indebtedness;
●	any inability to continue technological innovation and successful introduction of new products;
●	local business risks in the different countries in which we operate;
●	liabilities and losses related to contamination, environmental damage, or chemical exposures or release;
●	the limitations of our intellectual property licensing arrangements with The Dow Chemical Company;
●	expenditures related to changes to and our compliance with environmental, health and safety laws;
●	fluctuations in currency exchange rates;
●	our ability to successfully generate cost savings through restructuring and business excellence initiatives;
●	any inability to protect our trademarks, patents, and other intellectual property rights;
●	our infringement on the intellectual property rights of others;
●	data security breaches;
●	risks associated with our incorporation in Luxembourg; and

●	other risks described in the “Risk Factors” section or other sections of this Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” and in other portions of this Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other public communications. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. Should unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could differ materially from past results and/or those anticipated, estimated or projected. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Trinseo S.A.

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2019

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

The Company may distribute cash to shareholders under Luxembourg law via repayments of equity or an allocation of statutory profits. Since the Company began paying dividends, all distributions have been considered repayments of equity under Luxembourg law. Beginning in 2020, the Company expects future distributions to be paid from allocation of statutory profits, which trigger certain Luxembourg holding tax requirements. See Item 5, “Luxembourg Tax Considerations.”

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

We are a leading global materials company engaged in the manufacture and marketing of synthetic rubber, latex binders, and plastics, including various specialty and technologically differentiated products. We have leading market positions in many of the markets in which we compete. Our products are incorporated into a wide range of our customers’ products throughout the world, including tires and other products for automotive applications, carpet and artificial turf backing, coated paper, specialty paper and packaging board, food packaging, appliances, medical devices, consumer electronics and construction applications, among others. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s manufacturing costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. Therefore, we seek to regularly develop new and improved products and processes, supported by our intellectual property portfolio, designed to enhance our customers’ product offerings. We believe these product traits result in substantial customer loyalty.

We have significant manufacturing and production operations around the world, which allow us to serve our global customer base. As of December 31, 2019, our production facilities included 32 manufacturing plants (which included a total of 77 production units) at 24 sites across 12 countries, including the Company’s joint venture. Additionally, as of December 31, 2019, we operated 10 research and development (“R&D”) facilities globally, including technology and innovation development centers, which we believe are critical to our global presence and innovation capabilities. Our significant global operations also provide diversity in the end markets for our products.

Our Strategy

We believe that there are significant opportunities to improve our business globally and enhance our position as a leading global materials company engaged in the manufacture and marketing of standard, specialty and technologically differentiated emulsion polymers and plastics. The Company’s business strategy is to grow both organically and through the pursuit of strategic acquisitions and joint ventures that have attractive risk-adjusted returns that extend our leadership positions in attractive markets and geographies, while also achieving cost efficiencies across our businesses and making strategic divestures or closures of non-performing businesses and geographies. The Company’s organic growth will be developed through strategic capital investments to extend our leadership position in select market segments and by innovation that provides technological differentiation to our customers who seek our technological and development capabilities to create specialty grades, new and sustainable products, and technologically-differentiated formulations. In addition, in 2019 we implemented a Business Excellence program which is focused on business process optimization and increasing our operational efficiency and effectiveness.

Additionally, starting in 2019, we have increased our focus on efforts and investments in several product offerings serving the following applications, which are less cyclical and offer significantly higher growth and margin potential: coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders segment; engineered materials (“Engineered Materials”) applications within the Performance Plastics segment, which includes consumer electronics, medical, and thermoplastic elastomers (“TPEs”) applications; and solution styrene butadiene rubber (“SSBR”) within the Synthetic Rubber segment.

In order to support the Company’s strategic growth, we remain committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. The Company employs a disciplined approach to capital allocation and deployment of cash that strives to balance the growth of our business and continued cash generation while providing attractive returns to our shareholders. For 2019, this included distributing a quarterly dividend to shareholders of $0.40 per share, and using $119.7 million in cash to repurchase approximately 2.8 million ordinary shares, about 7% of our ordinary shares outstanding at the beginning of the year.

The priorities for uses of available cash include the servicing of our debt, the continued return of capital to our shareholders via quarterly dividends, the funding of targeted growth initiatives, and the repurchase of our ordinary shares. Management believes that strong cash flow generation, continued profitability, and spending discipline are critical to providing the Company with the ongoing flexibility to pursue our business strategy.

For more information regarding our strategic highlights see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2019 Highlights.

Business Segments

The Company operates under six reporting segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. Our reporting segments reflect the model under which the business is being managed and results are being reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker.

Refer to Note 19 in the consolidated financial statements for information regarding sales, Adjusted EBITDA, the performance metric used by management to evaluate our segments’ performance, and capital expenditures by segment, as well as sales and long-lived assets by geographic area.

Latex Binders Segment

Overview

We are a global leader in styrene-butadiene latex (“SB latex”), holding a strong market position across the geographies and applications in which we compete, including the #2 position in SB latex capacity in Europe and the #1 position in capacity in North America, based on third party data. In 2019, approximately 43% of our Latex Binders segment’s sales were generated in Europe, 29% were generated in the United States, and the majority of the remaining net sales were generated in Asia. Additionally, this segment includes the results of our styrene-acrylate latex (“SA latex”) production facilities and related infrastructure in Rheinmünster, Germany, which we acquired in October 2019.

Products and End Uses

We hold the #1 position for supplying SB latex for the coated paper market globally, based on capacity data. SB latex is widely used as a binder for mineral pigments as it allows high coating speeds, improved smoothness, higher gloss level, opacity and water resistance that is valued in the product’s end use in advertising, magazines, and packaging board coatings.

We are also a leading supplier of latex binders to the carpet and artificial turf industries and offer a diverse range of products for use in residential and commercial broadloom, needlefelt, and woven carpet backings. We produce SB latex, SA latex, vinylidene chloride, and butadiene-methacrylate latex products for the commercial and niche carpet markets. SB latex is also used in flooring as an adhesive for carpet and artificial turf fibers. We continue to implement new chemistries for paper coating and carpet backing applications.

We also offer a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for the CASE applications. Net sales to CASE applications made up approximately 12% of total Latex Binders net sales in 2019, with margins of more than two times the average of products serving all applications within the segment.

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

We believe our Latex Binders segment is able to differentiate itself by offering customers value-added formulations and product development expertise. Our R&D team and Technical Services and Development (“TS&D”) team are able to use our paper fabrication and testing labs, carpet technology centers located near carpet producers, and product development and process research centers to assist customers in designing new products and enhancing their manufacturing processes. Many of our major customers rely on our dedicated R&D and TS&D teams to complement their limited in-house resources for formulation and reformulation tests and trials. We believe that this capability allows us to capture new business, strengthen our existing customer relationships and broaden our technological expertise.

Additionally, our global manufacturing capabilities are key in serving customers cost-effectively, as latex binders are costly to ship over long distances due to their high water content. We believe that our global network of service and manufacturing facilities is highly valued by our customers. We seek to capture the value of our R&D and TS&D services and manufacturing capabilities through our pricing strategy. In 2019, we estimate that more than half of net sales in this segment related to contracts that include raw material pass-through clauses.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Latex Binders segment.

Synthetic Rubber Segment

Overview

We are a significant producer of styrene-butadiene and polybutadiene-based rubber products and we have a leading European market position, providing approximately 54% of Western Europe’s SSBR capacity available for sale. While substantially all of our net sales were generated in Europe in 2019, approximately 19% of these net sales were exported to Asia, 14% to North America, and 5% to Latin America.

Products and End Uses

Our Synthetic Rubber segment produces synthetic rubber products used in high-performance tires and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We participate significantly in the European synthetic rubber industry, where tire producers focus on high-performance and ultra high-performance tires and rely heavily on their rubber suppliers. This is in contrast to North America, where tire manufacturers produce most of their required rubber. We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as SSBR, while also producing core products, such as emulsion styrene-butadiene rubber (“ESBR”). Our synthetic rubber products are extensively used in tires, with approximately 91% of our net sales from this segment in 2019 attributable to the tire market. We have strong relationships with many of the top global tire manufacturers and believe we have remained a supplier of choice as a result of our broad rubber portfolio and ability to offer technologically-differentiated product and product customization capabilities. Other applications for our synthetic rubber products include polymer modification and technical rubber goods.

SSBR. We sell SSBR products for high-performance and ultra high-performance tire applications. We produce both clear and oil extended SSBR through batch polymerization in our four SSBR production lines. We believe these processes provide leading and technologically-differentiated solutions to tire manufacturers.

During the last several years, we have been working closely with major tire producers around the world to develop multiple new SSBR grades, addressing key marketplace needs for improved tire fuel economy, grip, and abrasion characteristics, which we believe will lead to significant demand growth for our rubber products in Europe and around the world. Sales of advanced SSBR grades as a percentage of our total Synthetic Rubber segment have continually increased since 2013, and we expect our synthetic rubber product mix to continue to shift to more advanced SSBR grades in order to meet this shift in product demand. In 2019, SSBR represented approximately 65% of total segment net sales. SSBR margins are typically two to three times those of commodity grade synthetic rubber.

Performance tires represent an especially attractive market to rubber producers because they provide substantial value to end customers. In fact, the market for performance tires is expected to grow at a rate of approximately 5% in 2020, which is approximately two to three times that of the total tire market. Tire manufacturers are expected to continually seek improvements in advanced rubber, which optimizes the combination of fuel economy and wet grip in order to meet European Union (“EU”) regulations which set minimum requirements and are being phased in through 2021. Other jurisdictions have adopted or are considering similar legislation and are also beginning to adopt the tire labeling requirements that have become mandatory in Europe. We believe our growth prospects are enhanced by increasing demand for high-performance tires, which as a result of regulatory reforms aimed at improving fuel efficiency and reducing carbon dioxide emissions in the EU, Japan, and Korea, are now more commonly used by automakers as original equipment manufacturer specified tires in their vehicles.

ESBR. Our ESBR products are used in standard tires, technical goods, and footwear. Our ESBR product portfolio offers tire producers a comprehensive suite of synthetic rubber capabilities. For example, ESBR provides enhanced wet grip to tire treads and strength to the inner liner of tires, allowing the tires to be more easily processed. In 2019, ESBR represented approximately 27% of total segment net sales.

Ni-PBR and Nd-PBR. We operate a dual-use facility at our Schkopau, Germany location to allow for the production of both nickel polybutadiene rubber (“Ni-PBR”) and neodymium polybutadiene rubber (“Nd-PBR”). We sell Ni-PBR products for use in standard tires, performance tires, technical goods, and footwear. Nd-PBR is a key material in the latest generation of performance tires and is also sold for use in industrial rubber goods and polymer modification. In 2019, Ni-PBR and Nd-PBR represented in aggregate approximately 8% of total segment net sales.

Competition and Customers

Our principal competitors in our Synthetic Rubber segment include Asahi Kasei Corporation, JSR Corporation, ARLANXEO, Zeon Corporation, Kumho Petrochemical Co., Ltd., Versalis S.p.A, LG Chem, and Synthos S.A. In our Synthetic Rubber segment, we compete primarily based on our ability to offer differentiated and reliable products, the quality of our customer service and the length and depth of our relationships. We maintain deep and long-standing relationships with a large number of multinational customers, including many of the top global tire manufacturers, as well as fast growing Asian tire manufacturers. Our relationships with our top customers, including with our predecessor business operated by Dow prior to the Acquisition (as defined in Note 1 in the consolidated financial statements), range from 10 to more than 20 years. In 2019, our top three customers in this segment accounted for 59% of segment net sales. The loss of one or more of these customers could have a material adverse effect on the performance of the Synthetic Rubber segment.

We believe that we are a supplier of choice to our customers, given our broad rubber portfolio, including technologically-differentiated grades, and our product customization capabilities. Our R&D and TS&D teams use our broad rubber portfolio to develop differentiated specialty products for customers. Once implemented with a customer, these newly-developed specialty products cannot be easily replaced with a competitor’s product. As a result, we believe customers are likely to buy from us throughout the life cycle of specific tire models to avoid high switching costs and prevent repetition of the expensive development process.

Enhanced SSBR, which includes later generations of SSBR and functionalized SSBR and is used in the new generation of performance tires, is expected to make up approximately 47% of the total SSBR market by 2025 in comparison to approximately 38% in 2019, based on third-party estimates. We believe the Company is well-positioned to capture additional market share in the high-growth, high-performance tire application markets. We expect that demand for enhanced SSBR will grow at a rate in excess of supply, resulting in an expected increase in industry utilization rates over the next five years.

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

While the prices of raw materials used in the production of products in this segment can fluctuate, approximately three quarters of net sales in 2019 in this segment were related to contracts that included raw material pass-through clauses.

Seasonality

Our Synthetic Rubber segment experiences some seasonality with its highest period of demand typically occurring during the first quarter of the year as inventories are built ahead of the summer season. The lowest period of demand normally occurs during the third quarter of the year due to the summer holidays.

Performance Plastics Segment

Overview

Our Performance Plastics segment consists of a variety of compounds and blends, and also includes our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses. We are a producer of highly engineered compounds and blends for automotive end markets, as well as consumer electronics, medical, electrical, lighting, building and construction, and appliances. Additionally, this segment includes the results of our production of soft-touch polymers and bioplastics, such as TPEs. In 2019, approximately 54% of our Performance Plastics segment’s net sales were generated in Europe, approximately 22% were generated in the United States, and approximately 17% were generated in Asia, with the remainder in other geographic areas, including Mexico and Canada.

Products and End Uses

Our Performance Plastics segment consists of compounds and blends and some specialized ABS grades, SAN, PC, polypropylene, and TPEs.

Copolymers. Our copolymers products consist of ABS and SAN. In 2019, copolymers represented approximately 46% of total segment net sales.

We are a leading producer of ABS in Europe and are one of the few producers with a presence in North America. We also operate an ABS production line at our manufacturing plant in Zhangjiagang, China, which provides additional regional production capabilities in order to meet customer needs for ABS in the Asia Pacific automotive, appliance, electronics, lighting and consumer goods markets. We produce mass ABS (“mABS”), a variation of ABS that has lower conversion and capital costs compared to the more common emulsion ABS (“eABS”) process, marketed under our MAGNUM™ brand. mABS has similar properties to eABS but has greater colorability, thermal stability and lower gloss. mABS products can be manufactured to stricter specifications because they are produced in a continuous process as opposed to the batch process used in eABS. mABS also has environmental benefits such as waste reduction and higher yields. In addition to our own mABS production capacity, we have licensed our proprietary mABS technology to other producers.

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

PC. Our PC products are manufactured in Stade, Germany and are sold into various markets as well as consumed internally for our compounding products. In 2019, PC represented approximately 12% of total segment net sales.

PC has high levels of clarity, impact resistance and temperature resistance. PC can be used in its neat form (prior to any compounding or blending) for markets such as construction sheet, optical media, medical, and LED lighting. Additionally, PC can be compounded or blended with other polymers, such as ABS, which imparts specific performance attributes tailored to the product’s end-use.

Our products for glazing and construction sheets are marketed under the CALIBRE™ brand name and offer customers a combination of clarity, heat resistance and impact performance. Glazing and construction sheet represents our largest PC application. Key end-markets include the construction industry, with additional opportunities for growth with compounded products in the medical device market, consumer electronics and other applications such as smart meter casings that require plastics with enhanced weatherability, ignition resistance and impact performance.

Compounding. Our compounding products consist of PC/ABS compounds, PC blends, PC and polypropylene blends, and TPE. In 2019, compounding products represented approximately 41% of total segment net sales.

We have a significant position in PC/ABS blends, which combine the heat resistance and impact strength of PC with the easy-to-process qualities and resilience of ABS. Our Performance Plastics segment also compounds and blends our PC and ABS plastics into differentiated products for customers, as well as compounds of polypropylene. We have also developed compounds containing post-consumer recycled polymers to respond to what we believe is a growing need for some customers to include recycled content in their products. We believe our ability to offer technologically-differentiated products to meet customer needs sets us apart from our competitors, and with our history as a leading innovator in compounds and blends, we have established ourselves as a leading supplier of PC-based products.

For the automotive industry, we manufacture PC/ABS blends under the PULSE™ brand, and we innovate collaboratively with our customers to develop performance solutions to meet industry needs, such as reducing the weight of vehicles. As a result, we are a key supplier of these products to leading automotive companies in North America and Europe, who tend to specify these products on a per car program platform basis, making it difficult to be displaced as a supplier once selected and providing us with relatively stable and predictable cash flows for several years during the production lifecycle. We are also accelerating our development of similar supply capabilities in additional geographies, like China.

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

Since 2017, we have added TPEs and other soft polymers to our product offerings for several industries including automotive and footwear. On October 7, 2019, we announced our plans to build a TPE pilot facility in Hsinchu, Taiwan to better serve our customers in the automotive, consumer electronics, footwear and medical markets, and to complement our existing TPE manufacturing facility in Italy.

Within the Performance Plastics segment, we have increased efforts and investments on product offerings serving Engineered Materials applications, which include consumer electronics, medical, and TPE applications. In 2019, margins for product offerings to Engineered Materials applications were more than two times the average of products serving all applications within the Performance Plastics segment, and net sales to these applications made up approximately 17% of the Performance Plastics segment net sales.

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

We believe potential growth in the Performance Plastics segment will be impacted by a number of factors, including consumer preference for lighter weight and impact-resistant products, the development of new consumer electronics, and continuing growth in medical device applications. Additionally, we believe growth prospects are bolstered by sustainability trends, such as the substitution of lighter-weight plastics for metal in automobiles. Therefore, we believe our history of innovation and our focus on differentiated products enhances our growth prospects in this segment. Our innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end-markets. We also believe our global facilities are a competitive advantage that allows us to provide customers with consistent grades across markets and positions us to strategically serve emerging markets.

However, for PC, we have a lower competitive position than our peers, which may ultimately impact our ability to implement an effective pricing strategy. Of all the styrene derivative products, ABS has the highest projected growth rate over the next five years, based on third-party estimates.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Performance Plastics segment.

Polystyrene Segment

Overview

We are a leading producer of polystyrene and focus on sales to injection molding and thermoforming customers. In 2019, approximately 55% of net sales from our Polystyrene segment were generated in Europe and 45% of net sales were generated in Asia.

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

Competition and Customers

Our principal competitors in our Polystyrene segment are INEOS Styrolution, Versalis S.p.A., Total S.p.A., Sinopec Corp., Formosa Chemicals & Fibre Corp., and Chi Mei Corporation. In this segment, we compete primarily based on our ability to offer reliable products as well as the quality of our customer service and the length and depth of our relationships.

Our customer-centric model focuses on understanding customers’ needs and developing tailored relationships that add value beyond the value of the actual product performance. For durable applications, we focus our TS&D, R&D and marketing teams on product design engineering initiatives for developing and specifying plastics in the next generation of construction applications and appliances. In non-durable applications, we focus on innovative products that provide clear cost advantages to our customers, serving customers with our cost-advantaged technology and operating excellence. We have leveraged industry-leading product development and technology capabilities in many of our product lines in this segment to develop long-standing customer relationships, including a number who have purchased from us, including our predecessor business operated by Dow for more than 20 years. We believe that our asset footprint is an advantage, allowing us to provide customers with consistent product grades and positioning us to strategically serve growth economies.

Seasonality

Due to the geographic diversity of the Company’s customers and end-markets for our polystyrene products across the globe, our Polystyrene segment does not typically experience material levels of seasonality. However, sales volumes may fluctuate from quarter-to-quarter as customers may adjust their purchase patterns based on their expectations of polystyrene price changes.

Feedstocks Segment

Overview

Our Feedstocks segment is primarily focused on the revenue and profitability related to the Company’s production of styrene monomer in Europe. The Feedstocks segment supplied 15% of the styrene monomer capacity out of Europe in 2019.

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

Global styrene operating rates were approximately 85% in 2019 and we believe operating rates will decrease over the next several years due to new capacity, primarily in China, which could result in lower global styrene margins. This operating rate decrease could be less than expected due to the potential closure of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

Seasonality

Our Feedstocks segment does not generally experience material levels of seasonality affecting sales volumes; however, there may be seasonal fluctuations in margin as planned supply outages generally occur more often in the spring and fall seasons.

Americas Styrenics Segment

Overview

This segment consists solely of the operations of our 50%-owned joint venture with Chevron Phillips Chemical Company, Americas Styrenics LLC (“Americas Styrenics”), which continues to be a leading producer in North America of both styrene and polystyrene. In 2019, Americas Styrenics was the #1 producer of polystyrene, based on capacity data, and supplied 18% of the styrene monomer capacity in North America. We received a total of $110.0 million in cash dividends from Americas Styrenics during 2019. We estimate that the contribution to our equity earnings from Americas Styrenics’ polystyrene business was approximately 49% in 2019, 32% in 2018, and 40% in 2017. This translates to a contribution from Americas Styrenics’ polystyrene business to our Adjusted EBITDA of approximately 13% in 2019, 8% in 2018, and 8% in 2017.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, and in 2019 approximately 58% of the styrene monomer produced by Americas Styrenics was consumed in its own production of polystyrene. The remainder of Americas Styrenics’ product is sold as a key raw material to other manufacturers of polystyrene, expandable polystyrene, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

Americas Styrenics also produces GPPS, high heat, high impact resin, and STYRON A-TECH™ polystyrene products. Major applications for these polystyrene products include appliances, food packaging, food service disposables, consumer electronics, and building and construction materials.

Competition and Customers

Americas Styrenics’ principal competitors are INEOS Styrolution, Total S.p.A., and LyondellBasell. In our Americas Styrenics segment, we compete primarily based on our ability to offer reliable products as well as the quality of our customer service and the length and depth of our relationships.

As a leading styrenics producer in North America, this segment is well-positioned to benefit from consolidation dynamics in the styrene and polystyrene industries within the region. However, with new styrene capacity expected in China, global styrene utilization rates are expected to decline, which may decrease global styrene margins.

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

During 2018, the Company began efforts to insource, and in some cases outsource to other vendors, certain information technology, procurement, supply chain, finance, and ERP services and systems currently provided by Dow. At the end of 2019, Dow no longer provided the majority of these services, such as customer service and logistics activities, procurement services, and environmental health and safety activities. Certain information security and information technology services and systems are planned for transition away from Dow in the first half of 2020. At that point, nearly all of the services covered under this agreement will no longer be provided by Dow. During 2019, the Company incurred $68.1 million in costs related to our transition of these services away from Dow, of which $21.8 million was capitalized and $46.3 million was recognized as expense. The Company expects to incur further significant costs related to transitioning services away from Dow in 2020.

Under the AR MOD5 Agreement, Dow provides worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. The AR MOD5 Agreement, with a term through December 2020, may be terminated by either party for cause, which includes a bankruptcy, liquidation or similar proceeding by the other party, for material breach which is not cured by us if we no longer wish to receive maintenance and support for any licensed software; or by Dow if we use the licensed software for any purposes other than Company business. Dow may terminate the maintenance and support terms at any time if we fail to make payments when due and the default is not corrected within 30 days from notice. While we are not permitted to use this automation technology for new plants or to substantially expand existing plants, we can use other technology solutions for those situations. As of December 31, 2019, we have converted approximately half of our plants from the MOD5 process control technology through a strategic external relationship with ABB Ltd. and expect to convert six additional plants in 2020, with the remainder of our plants converted thereafter. In 2020 we will negotiate amended agreement terms to appropriately allow for the conversion of plants that remain to be converted after 2020.

In addition, we entered into various site services agreements with Dow to provide site services to the Company at Dow-owned sites, which were modified as of June 1, 2013 (the “Amendment Date”). Conversely, we entered into similar agreements with Dow in June 2010, where at Company-owned sites, we provide such services to Dow. These SAR SSAs cover general services that are provided at specific facilities co-located with Dow, rather than organization-wide services, and include utilities, site administration, environmental health and safety, site maintenance and supply chain. In certain circumstances, the parties may adjust certain prices and volumes. These agreements generally have 25-year terms from the Amendment Date, with options to renew. These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause, including a bankruptcy, liquidation or similar proceeding by the other party, or under certain circumstances for a material breach which is not cured. In addition, we may terminate for convenience any services that Dow has agreed to provide to us that are identified in any site services agreement as “terminable” with 12-months’ prior notice to Dow, dependent upon whether the service is highly integrated into Dow operations. Highly integrated services are agreed to be nonterminable. With respect to “nonterminable” services that Dow has agreed to provide to us, such as electricity and steam, we generally cannot terminate such services prior to the termination date unless we experience a production unit shut down for which we provide Dow with 15-months’ prior notice, or upon payment of a shutdown fee. Upon expiration or termination, we would be obligated to pay a monthly fee to Dow, which obligation extends for a period of 45 (in the case of expiration) to 60 months (in the case of termination) following the respective event of each site services agreement. The agreements under which Dow receives services from us may be terminated under the same circumstances and conditions.

For the years ended December 31, 2019, 2018, and 2017, we incurred a total of $204.0 million, $265.1 million, and $236.4 million, respectively, in expenses under the SAR MOSA, AR MOD5 Agreement, and site services agreements (which include utilities), including $164.2 million, $210.8 million, and $183.3 million, respectively, for both the variable and fixed cost components of the site services agreements and $39.8 million, $54.3 million, and $53.1 million, respectively, covering all other agreements.

In addition, at the date of the Acquisition, we entered into a contract manufacturing agreement pursuant to which we operate and maintain our SAN facility in Midland, Michigan to manufacture products for Dow. This agreement has a 25-year term, with automatic renewals for five-year terms unless one party gives notice at least 18 months prior to the end of the period. We may terminate any operational service under the agreement in the event that we experience a production unit shutdown, with 15-months’ prior notice to Dow. Furthermore, the agreement may be terminated by mutual agreement between the parties, by either party on notice that the other party fails to cure non-performance or if the other party is in material breach of a material obligation under the agreement within certain parameters, or because of either party’s insolvency.

For the years ended December 31, 2019, 2018, and 2017, purchases and other charges from Dow and its affiliated companies (excluding the SAR MOSA, AR MOD5 Agreement, and site services agreements) were approximately $781.9 million, $1,145.5 million, and $1,120.8 million, respectively. These purchases and other charges primarily relate to the purchase of raw materials for manufacturing of our products, as discussed further below. Additionally, for the years ended December 31, 2019, 2018, and 2017, sales to Dow and its affiliated companies were approximately $80.0 million, $248.4 million, and $235.2 million, respectively. Amounts presented represent transactions with Dow and do not include transactions with DuPont companies, noting the entities separated in 2019.

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

In 2019, we obtained approximately 25% of our raw materials from Dow (based on aggregate purchase price).In 2019, Dow supplied us with approximately 99% of our benzene requirements and 100% of our ethylene requirements through 10-year contracts that commenced in 2010. Dow has been our largest supplier for these materials as well as a significant supplier of butadiene. In 2019, we gave notice of non-renewal of our existing ethylene, benzene, and butadiene supply agreements with Dow and are currently in negotiations on new agreements for supply of these raw materials.

While Dow has provided a significant portion of our raw materials pursuant to these supply agreements, we have developed a comprehensive strategy for obtaining additional sources of supply where needed. Other supply sources in Europe include major producers with contract terms of up to five years at competitive market prices. Supply to North America and Asia are exclusively from other major third-party producers via supply contracts.

Through long-term strategic contracts and spot market purchases, we obtained 27% and 33%, respectively, of our styrene supply in 2019. Additionally, our internal production of styrene from purchased ethylene and benzene at our own manufacturing sites provided 40% of our styrene supply in 2019. With this mix of purchased and produced styrene, we seek to optimize our overall costs of securing styrene through efficient logistics, manufacturing economics and market dynamics.

Bisphenol A (“BPA”) is the major raw material associated with PC production. This raw material is produced by a subsidiary of Olin Corporation and is supplied via pipeline to us. We are currently in negotiation with this supplier on a new multi-year BPA supply agreement.

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

Our innovation and technology centers support our technological and R&D/TS&D capabilities. In addition, our R&D/TS&D efforts are also supported by certain “mini-plants” operated by our businesses in Stade and Schkopau, Germany. These mini plants are used to make samples of experimental products for testing, which we believe is a critical step in our new product development process. We also operate a plastics research center, which integrates two existing technical support centers and research lab operations in a single location at our Terneuzen, The Netherlands office location.

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $54.6 million, $56.0 million, and $54.3 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

Sales and Marketing

We have a customer-centric business model that has helped us to develop strong relationships with many customers. Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 162 professionals working in sales and marketing around the world, along with approximately 94 customer service professionals and we sell our products to customers in approximately 80 countries. We primarily market our products through our direct sales force. Typically, our direct sales are made by our employees in the regions closest to the given customer.

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

We use trademarks as a means of differentiating our products. We protect our trademarks against infringement where we deem appropriate. We have successfully registered the TRINSEO™ trademark in over 90 countries.

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

Environmental, Health, Safety and Product Stewardship

Obtaining, producing and distributing many of our products involve the use, storage, transportation and disposal of toxic and hazardous materials. We are subject to extensive, evolving and increasingly stringent national and local environmental and safety laws and regulations, which address, among other things, the following:

●	emissions to the air;
●	discharges to soils and surface and subsurface waters;
●	other releases into the environment;
●	prevention, remediation or abatement of releases of hazardous materials into the indoor or outdoor environment;
●	generation, handling, storage, transportation, treatment and disposal of waste materials;
●	climate change impacts;
●	process and maintenance of safe conditions in the workplace;
●	registration and evaluation of chemicals;
●	production, handling, labeling or use of chemicals used or produced by us; and
●	stewardship of products after manufacture.

We monitor compliance with applicable state, national, and international environmental, health and safety requirements and maintain policies and procedures to monitor and control environmental, health and safety risks, which may in some circumstances exceed the requirements imposed by applicable law. We have a strong environmental, health and safety organization with a staff of professionals who are responsible for environmental, health, safety and product regulatory compliance and stewardship, in addition to providing us with comprehensive standards, tools and services. We supplement our programs with our participation in trade associations which monitor developments in legislation impacting our businesses. Additionally, our Supplier Code of Conduct includes our expectations for our suppliers to comply with applicable laws and regulations and encourages them to adhere to the highest principles of environmental responsibility.

We follow the American Chemistry Council Responsible Care® Guiding Principles for our global facilities and products and last received third party certification of our Responsible Care® Management System in 2019. Many of our facilities have been certified to ISO 14001 and other ISO management systems. We have a mature corporate environmental, health and safety audit program for all of our facilities. We focus on emergency preparedness and crisis planning and drills, at both the facility and corporate level. We expect that stringent environmental regulations will continue to be imposed on us and our industry in general.

Sustainability and Climate Change

We recognize that climate change has had and will continue to have significant impacts on our environment, particularly as it relates to extreme weather conditions and rising sea levels, and which has prompted regulations limiting, among other things, the emission of greenhouse gases. In the countries in which we operate, particularly in the EU, we are required to comply with increasingly extensive regulations to address climate change impacts and resource conservation requirements.

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

Environmental Remediation

Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. At our Allyn’s Point, Connecticut property we lease a portion of the property to our joint venture, Americas Styrenics, for its operations, which includes a regulated hazardous waste boiler, for which potential liabilities are addressed through financial assurance mechanisms and other agreements. Many of our production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination have occurred at some of the sites and might occur or be discovered at other sites. Subject to certain monetary and temporal limitations, Dow is obligated to indemnify and hold us harmless with respect to releases of hazardous material that existed at our sites prior to our separation from Dow in June 2010. However, we cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. In addition, we face the risk that future claims might fall outside of the scope of the indemnity, particularly if we experience a release of hazardous materials that occurs in the future or at any time after our separation from Dow. Except for minor monitoring activities that we are performing in Livorno, Italy pursuant to an agreement with Dow, we do not currently have any material obligations to perform environmental remediation on our properties, or for any Superfund site. Any active remedial projects on our properties are being performed by Dow pursuant to its indemnification obligations or for any Superfund sites. We conduct comprehensive environmental due diligence for potential acquisitions to mitigate the risk of assuming obligations to conduct material levels of environmental remediation.

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

Employees

As of December 31, 2019, we had approximately 2,700 employees worldwide. Nearly 69% of our personnel are located at the various manufacturing sites, research and development, pilot coating, paper fabrication and testing and technology centers. The remaining employees are located at operating centers, virtual locations or geographically dispersed marketing and sales locations. Our Midland, Michigan site is the only U.S. facility with union representation for its 57 hourly operations personnel, and employees at certain of our locations are represented by work councils. We consider relations with our personnel and the various labor organizations to be good. There have been no labor strikes or work stoppages in these locations in recent history.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Investor Relations section of our website, www.trinseo.com, as soon as reasonably practicable after the reports are electronically filed or furnished with the U.S. Securities and Exchange Commission (“SEC”). Copies of our board committee charters, code of conduct, corporate governance guidelines and other corporate governance information are also available on our website. See Part III–Item 10–Code of Ethics. We provide this website and the information contained in or connected to it for informational purposes only. This information is not included in, or incorporated by reference to, this Annual Report.

Item 1A. Risk Factors

Risks Related to Our Business

Volatility in energy and the cost of the raw materials utilized for our products, or disruption in the supply of the raw materials utilized for our products, may adversely affect our financial condition and results of operations or cause our financial results to differ materially from our forecasts.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (benzene, ethylene, butadiene, BPA, and styrene) together represent approximately 49% of our total cost of goods sold. Additionally, we use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes. Crude oil prices also impact our raw material and energy costs. Generally, higher crude oil prices lead to higher costs of natural gas and raw materials, although some raw materials are impacted less than others. Volatility in the cost of energy or raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing also can affect the volume our customers consume. As a result, our gross profit and margins could also be adversely affected and our financial results may differ materially from our forecasts.

We have given notice of non-renewal and are currently renegotiating supply agreements with Dow for ethylene, benzene, and butadiene, which are critical raw materials to our business. These raw materials and other less critical materials amount to approximately 25% of our total raw materials acquired in 2019, based on aggregate purchase price. The remainder is purchased via other third-party suppliers on a global basis. As our Dow contracts and other third-party supply agreements expire, we may be unable to renegotiate or renew these contracts, or obtain new long-term supply agreements on terms comparable or favorable to us, or at all, which may significantly impact our operations. See Item 1—Business— Sources and Availability of Raw Materials.

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

Escalations in global trade conflicts, including the imposition of tariffs, may have a material adverse impact on our business and results of operations.

Various governments have adopted new approaches to their trade policies seeking to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and implement new tariff schedules. For example, the U.S. and China have applied tariffs to certain of each other’s exports and announced additional tariffs to be applied in the future. These measures have resulted in shifting trade flows and increased costs for raw materials and finished goods. Uncertainty over global tariffs or trade wars has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further, continued uncertainty over the future trade relationship between the United Kingdom and the EU as a result of Brexit could also negatively impact or delay our customers’ purchasing decisions.

The adoption and expansion of trade restrictions, tariffs, or other governmental action has the potential to adversely impact demand for our products or our customers’ products, and our costs, including prices of raw materials, which in turn could adversely impact our business, financial condition and results of operations.

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

Turbulence in the credit markets, fluctuating commodity prices, volatile exchange rates and other challenges affecting the global economy can affect us and our customers. Instability and uncertainty in financial and commodity markets throughout the world may cause, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw materials costs, geopolitical issues and failure and the potential failure of major financial institutions. Adverse events affecting the health of the economy, including sovereign debt and economic crises, refugee crises, disease pandemics, terrorism, Brexit, rising protectionism, tariffs, and the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets. During any period of uncertainty or heightened market volatility, consumer confidence may decline which could lead to a decline in demand for our products or a shift to lower-margin products, which could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.

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

Our migration away from services and technologies provided by Dow will entail significant expense and may cause significant disruptions to operations that could materially adversely affect our future results, business and financial condition.

During 2018 and 2019, the Company has taken significant steps to insource, and in some cases outsource to other vendors, certain information technology infrastructure, procurement, supply chain, and ERP services and applications currently provided by Dow. At the end of December 31, 2019, the Company had transitioned and Dow no longer provided the majority of these services, such as back office customer service and logistics activities, transactional procurement and sourcing services, and environmental health and safety support services. Primarily, the remaining information technology infrastructure, security, and ERP services and applications are planned for transition away from Dow in the first half of 2020. At that point, nearly all of the services covered under the SAR MOSA will no longer be provided by Dow. Additionally, the Company is continuing to migrate our manufacturing facilities away from Dow’s MOD5 process controller technology over the next several years.

We believe we employ adequate methodologies to plan, test and execute this migration, and we believe that we have adequate staffing and resources to ensure successful implementation. However, the migration away from services and technologies previously developed and provided by Dow, or third party vendors employed by Dow, carries significant potential risks, including the potential failure of our systems, automated processes, or other day-to-day operations to continue to operate as designed, inability of our systems to connect to third party vendor systems, the potential loss or corruption of data or information, impact of changes in security processes, implementation delays, disruption of operations, and the potential inability to meet business or customer demands or reporting requirements. Any prolonged disruption in the operations of our existing manufacturing facilities, supply chain, distribution or other operations, whether due to technical or integration difficulties, could have a material adverse effect on our business, reputation, future sales, financial condition and results of operations. We cannot assure that there will not be associated excessive costs, disruptions or other negative impacts in portions of our business in the course of our migration of these services and systems. For more information regarding our relationship with Dow, please see Item 1—Business — Our Relationship with Dow.

During 2019 and 2018, the Company incurred $68.1 million and $26.1 million in costs, respectively, related to our transition of these services away from Dow, of which $21.8 million and $5.7 million, respectively, was capitalized and $46.3 million and $20.4 million, respectively, was recognized as expense. The Company expects to incur further significant costs related to transitioning services away from Dow in 2020. Unanticipated capital expenditures and additional expense associated with these migrations may reduce the Company’s cash position and profitability, respectively. The migration of these services and technologies may also divert the attention of our management from day-to-day operations and impose significant administrative burdens on our business.

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

Delays or cost increases related to capital and other spending programs involving engineering, procurement and construction of facilities or manufacturing lines or the development of new technologies could materially adversely affect our ability to achieve forecasted operating results. Project delays or budget overages may arise as a result of unpredictable events, which may be beyond our control, including, but not limited to:

●	denial of or delay in receiving requisite regulatory approvals, licenses and/or permits;
●	unanticipated increases in the cost of construction materials, labor, or utilities;
●	disruptions in transportation of components or construction materials;
●	adverse weather conditions or natural disasters, equipment malfunctions, explosions, fires or spills affecting our facilities, or those of vendors or suppliers;
●	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages; or
●	non-performance by, or disputes with, vendors, partners, suppliers, contractors or subcontractors.

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

The hazards and risks of disruption associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These potential risks of disruption include, but are not necessarily limited to:

●	pipeline and storage tank leaks and ruptures;
●	explosions and fires;
●	inclement or extreme weather and natural disasters, which may be aggravated by climate change;
●	disease outbreaks or epidemics, and government responses thereto, which may impact our employees or those of our suppliers or transportation providers;
●	terrorist attacks;

●	failure of mechanical, process safety and pollution control equipment;
●	failures or delays in properly implementing new technologies and processes;
●	chemical spills and other discharge or releases of toxic or hazardous substances or gases; and
●	exposure to toxic chemicals.

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

On June 6, 2018, Trinseo Europe GmbH, a subsidiary of the Company, received a Request for Information in the form of a letter from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area. In addition, the Company commenced an internal investigation into the matter and has discovered instances of inappropriate activity. On October 28, 2019, a supplemental request for information was received from the European Commission. This request was limited to historical employment, entity, and organizational structures, along with certain financial, styrene purchasing, and styrene market information, as well as certain spot styrene purchase contracts. We have provided this information to the European Commission and continue to fully cooperate with the Request for Information.

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

We may selectively pursue complementary acquisitions and joint ventures, each of which inherently involves a number of risks and presents financial, managerial and operational challenges, including, but not limited to:

●	potential disruption of our ongoing business and the distraction of our management;
●	difficulty with integration of personnel and financial and other systems;
●	hiring additional management and other critical personnel; and
●	increasing the scope, geographic diversity and complexity of our operations.

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

For the year ended December 31, 2019, we received dividends of $110.0 million from our Americas Styrenics joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Differences in views among joint venture participants and our inability to unilaterally implement sales and production strategies or determine cash distributions from joint ventures may significantly impact short-term and longer-term financial results, financial condition and the value of our ordinary shares.

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

Prior to our inception, we were operated by Dow, which has provided and continues to provide services under certain agreements that are important to our business. We are a party to:

●	The SAR MOSA, an outsourcing service agreement pursuant to which Dow provides certain administrative and business services to us for our operations;
●	The AR MOD5 Agreement, an outsourcing service agreement pursuant to which Dow provides worldwide process control technology and related enterprise resource planning services; and
●	supply and sales agreements pursuant to which Dow, among other things, provides us with raw materials, including ethylene, benzene, and butadiene.

The SAR MOSA and AR MOD5 Agreement expire according to their terms as of December 31, 2020. Under the terms of the above agreements, either party is also permitted to terminate the applicable agreement in a variety of situations, including in the event of the other party’s uncured material breach, insolvency, change of control or cessation of operations. Should Dow fail to provide these services or raw materials, or should any of the above agreements be terminated, we would be forced to obtain these services and raw materials from third parties or provide them ourselves. Additionally, if Dow terminates agreements pursuant to which we are obligated to provide certain services, we may lose the fees received by us under these agreements. The failure of Dow to perform its obligations under, or our inability to renegotiate, renew or replace any of these contracts, particularly without an alternative source of raw materials, could adversely affect our operations. Depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, on terms as favorable to us or at all. For more information regarding our relationship with Dow, please see Item 1—Business — Our Relationship with Dow.

Regulatory and statutory changes applicable to our raw materials and products and our customers’ products and consumer preferences could require material expenditures, changes in our operations and could adversely affect our financial condition and results of operations.

Changes in environmental, health and safety regulations, in jurisdictions where we manufacture and sell our products, could lead to a decrease in demand for our products. In addition to changes in regulations, health, sustainability, and safety concerns could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products. Such a decrease in demand likely would have an adverse effect on our business and results of operations. Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, BPA and halogenated flame retardant are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns. Moreover, bans on single-use plastic and similar regulatory actions to reduce plastic waste and consumer preferences for sustainable and recyclable materials may reduce the demand for some of our products over time.

Additionally, these regulatory regimes currently require significant compliance expenditures and future regulatory changes applicable to our raw materials and products or our customers’ products, could require significant additional expenditures or changes in our operations.

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

As of December 31, 2019, our indebtedness totaled approximately $1.2 billion. Additionally, as of December 31, 2019, we had $361.0 million (net of $14.0 million outstanding letters of credit) of funds available for borrowings under our Senior Credit Facility, as well as $150.0 million of funds available for borrowings under our accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”). Our level of indebtedness could have important consequences, including, but not limited to:

●	increasing our vulnerability to economic downturns and adverse industry conditions;
●	compromising our flexibility to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors;
●	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and
●	increasing our cost of borrowing.

Although the Credit Agreement and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Also, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in the Senior Credit Facility or the Indenture, such as operating leases and trade payables. If new debt is added to our subsidiaries’ current debt levels, the risks related to indebtedness that we now face could intensify.

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

The Indenture and the Credit Agreement governing our Senior Credit Facility contain a number of covenants imposing certain restrictions on our subsidiaries’ businesses. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our subsidiaries’ ability to:

●	sell or assign assets;
●	incur additional indebtedness;
●	pay dividends to Trinseo S.A.;
●	make investments or acquisitions;
●	incur liens;
●	repurchase or redeem capital shares;
●	engage in mergers or consolidations;
●	materially alter the business they conduct;
●	engage in transactions with affiliates; and
●	consolidate, merge or transfer all or substantially all of their assets.

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

A failure to repay amounts owed under the Senior Credit Facility or 2025 Senior Notes at maturity would result in a default. In addition, a breach of any of the covenants in the Credit Agreement or Indenture or our inability to comply with the required financial ratios or limits could result in a default. If a default occurs, lenders may refuse to lend us additional funds and the lenders or noteholders could declare all of the debt and any accrued interest and fees immediately due and payable. A default under one of our subsidiaries’ debt agreements may trigger a cross-default under our other debt agreements. For more information regarding our indebtedness, please see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity.

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

We have significant operations worldwide, including manufacturing facilities, R&D facilities, sales personnel and customer support operations. As of December 31, 2019, we operated, or others operated on our behalf, 32 manufacturing plants (which include a total of 77 production units) at 24 sites around the world, including in Colombia, Germany, The Netherlands, Belgium, Finland, Sweden, Italy, China, South Korea, Indonesia, Taiwan, and the United States. Our international operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

●	new and different legal and regulatory requirements in local jurisdictions;
●	restrictive labor and employment laws;
●	uncertainties regarding interpretation and enforcement of laws and regulations;
●	variation in political and economic policy of the local governments and social conditions;
●	tariffs, export duties, or import quotas;
●	domestic and foreign customs and tariffs or other trade barriers;
●	potential staffing difficulties and labor disputes;
●	managing and obtaining support and distribution for local operations;
●	increased costs of transportation or shipping;
●	credit risk and financial conditions of local customers and distributors;
●	potential difficulties in protecting intellectual property;
●	risk of nationalization of private enterprises by foreign governments;
●	potential imposition of restrictions on investments;
●	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;
●	legal restrictions on doing business in or with certain nations, certain parties and/or certain products;
●	foreign currency exchange restrictions and fluctuations; and

●	local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

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

Under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar statutes outside the U.S., the current or former owner or operator of a property contaminated by hazardous substance releases is subject to strict, unlimited, joint, several and retroactive liability for the investigation and remediation of the property, and also may be liable for natural resource damages associated with the releases. In addition to potential statutory liability, we also face the risk that individuals could seek damages for personal injury due to exposure to chemicals at our facilities, chemicals which have been released from our facilities, chemicals otherwise owned or controlled by us, or chemicals which allegedly migrated from products containing our materials. We may be subject to claims with respect to workplace exposure, workers’ compensation and other health and safety matters. Legal claims and regulatory actions could subject us to both civil and criminal penalties, which could affect our reputation as well as our results of operations, financial condition, and liquidity.

There are several properties which we now own on which Dow has been conducting remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut and Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that we lease for our operations, including our facility in Midland, Michigan. While we did not assume the liabilities associated with these properties in the U.S., because CERCLA and similar laws can impose liability for contamination on the current owner or operator of a property, even if it did not create the contamination, there is a possibility that a governmental authority or private party could seek to include us in an action or claim for remediation or damages, even though the contamination may have occurred prior to our ownership or occupancy. While Dow has agreed to indemnify us for liability for releases of hazardous materials that occurred prior to our separation from Dow, the indemnity is subject to monetary and temporal limitations, and we cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. In addition, we face the risk that future claims might fall partially or fully outside of the scope of the indemnity, particularly if there is a release of hazardous materials that occurs in the future or at any time after our separation from Dow or if the condition requiring remediation is attributable to a combination of events or operations occurring prior to and after our separation from Dow.

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

We use large quantities of hazardous substances, generate hazardous wastes and emit wastewater and air pollutants in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at both the national and local level in multiple jurisdictions. Many of these laws and regulations have become more stringent over time and the costs of compliance with these requirements may continue to increase, including costs associated with any capital investments for pollution control facilities. In addition, our production facilities and operations require operating permits, licenses or other approvals that may be subject to periodic renewal and, in circumstances of noncompliance, may be subject to revocation. The necessary licenses, permits or other approvals may not be issued or continue in effect, and any issued licenses, permits or approvals may contain more stringent limitations that restrict our operations or that require further expenditures to meet the permit requirements.

This continuing focus on climate change in jurisdictions in which we operate has and will continue to result in new environmental regulations that may require us to incur additional costs in complying with new regulatory and customer requirements, which may adversely impact our operations and financial condition. Compliance with more stringent environmental requirements would likely increase our costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. Additionally, we may incur substantial costs, including penalties, fines, damages, criminal or civil sanctions and remediation costs for the failure to comply with these laws or permit requirements.

Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currency to which we are exposed is the euro, as approximately 57% of our net sales were generated in Europe in 2019. To a lesser degree, we are also exposed to other currencies, including the Chinese yuan, Swiss franc, and Indonesian rupiah. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, in particular the euro, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because some of our raw material costs are procured in U.S. dollars rather than on these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

We incur currency translation risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. From time to time, we enter into foreign exchange forward contracts to hedge fluctuations associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations. However, attempts to hedge against foreign currency fluctuation risk may be unsuccessful, and we may not be able to effectively limit our exposure to intermediate or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency translation risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

We may be unable to achieve cost savings and other benefits from our restructuring activities and business excellence initiatives.

In 2019, we announced a corporate restructuring plan associated with our shift to a global functional structure and adoption of our business excellence initiatives designed to create cost savings through business process optimization and efficiencies. Our efforts to achieve these improvements and efficiencies may not be successful or generate expected cost savings, and we may incur greater costs than currently anticipated to implement and achieve these initiatives, which could have an adverse impact on our financial condition or results of operations.

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

Many of our competitors have a substantial amount of intellectual property that we must continually strive to avoid infringing as we improve our own business processes and develop new products and applications. Although it is our policy and intention not to infringe valid patents of which we are aware, we cannot provide assurances that our processes and products and other activities do not and will not infringe issued patents (whether present or future) or other intellectual property rights belonging to others. There nonetheless could be third-party patents that cover our products, processes or technologies, and it is possible that we could be liable for infringement of such patents and could be required to take remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products that are found to be infringing. We may also be subject to indemnity claims by our business partners arising out of claims of their alleged infringement of the patents, trademarks and other intellectual property rights of third parties in connection with their use of our products. Intellectual property litigation often is expensive and time-

consuming, regardless of the merits of any claim, and our involvement in such litigation could divert our management’s attention from operating our business. If we were to discover that any of our processes, technologies or products infringe on the valid intellectual property rights of others, we may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to modify our processes or technologies or re-engineer our products in a manner that is successful in avoiding infringement. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products and could have an adverse effect on our financial condition and results of operations.

Data security breaches could compromise sensitive information related to our business or the private information of our employees, vendors, and customers, which could adversely affect our business and our reputation.

Cyberattacks or data security breaches could compromise confidential, private, business critical information or cause a failure in our computer or operating systems that may disrupt our operations. We have attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. We face an ever-growing risk of attack from outside our organization (including attack by organized crime, so-called “hacktivists,” and state-sponsored actors) using sophisticated technical and non-technical methodologies (including social engineering and “spear phishing” attacks). We also face risks from internal threats to information security, such as from negligent or dishonest employees or consultants. A successful cyberattack or other breach of security could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on our financial results. Furthermore, in addition to using our own systems and infrastructure, we use information systems and infrastructure operated by third-party service providers, including Dow. If our third-party service providers experience an information security breach, depending on the nature of the breach, it could compromise confidential, business critical information or cause a disruption in our operations. In addition, the loss or disclosure of sensitive or private information about our employees, vendors, or customers as a result of such a breach may result in violations of various data privacy regulations and expose us to litigation, fines and other penalties. Therefore, any such disruptions to our operations or violations of data privacy laws could negatively impact our reputation and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

We own and operate 63 production units at 17 sites around the world. In addition, we source products from another 14 production units at 7 joint venture sites. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2019:

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Luxembourg City	Luxembourg	Leased	Corporate office	Not applicable
Berwyn	USA (PA)	Leased	Global operating center	Not applicable
Hong Kong	Hong Kong	Leased	Regional operating center	Not applicable
Horgen	Switzerland	Leased	Regional operating center	Not applicable
Midland	USA (MI)	Leased	Regional operating center	Not applicable

Production Sites
Boehlen*	Germany	Leased	Styrene monomer	Feedstocks
Dalton	USA (GA)	Owned	Latex	Latex Binders
Hamina	Finland	Owned	Latex	Latex Binders
Hoek	The Netherlands	Owned	Performance Plastics	Performance Plastics
Hsinchu	Taiwan	Owned	Compounds and blends	Performance Plastics
Merak++	Indonesia	Owned	Latex, Polystyrene	Latex Binders, Polystyrene
Midland*	USA (MI)	Leased	Latex, ABS	Latex Binders, Performance Plastics
Mussolente	Italy	Owned	Soft-touch polymers and bioplastics	Performance Plastics
Norrkoping	Sweden	Owned	Latex	Latex Binders
Rheinmünster*	Germany	Owned	Latex	Latex Binders
Schkopau*	Germany	Leased	ESBR, SSBR, PBR, Polystyrene	Synthetic Rubber, Polystyrene
Stade*	Germany	Leased	PC	Performance Plastics
Terneuzen*	The Netherlands	Leased	Compounds and blends, Latex, Styrene monomer, ABS	Latex Binders, Performance Plastics, Feedstocks
Tessenderlo*	Belgium	Leased	Polystyrene	Polystyrene
Tsing Yi+	Hong Kong	Leased	Polystyrene	Polystyrene
Ulsan	Korea	Owned	Latex	Latex Binders
Zhangjiagang*	China	Leased	Latex, ABS	Latex Binders, Performance Plastics

R&D Facilities
Dalton	USA (GA)	Owned	Latex	Latex Binders
Hsinchu	Taiwan	Owned	Performance plastics	Performance Plastics
Midland 1300	USA (MI)	Leased	Latex	Latex Binders
Midland 1604	USA (MI)	Leased	Performance plastics and Latex	Performance Plastics, Latex Binders
Mussolente	Italy	Owned	Soft-touch polymers and bioplastics	Performance Plastics
Rheinmünster	Germany	Owned	Latex	Latex Binders
Samstagern	Switzerland	Leased	Latex	Latex Binders
Schkopau	Germany	Leased	Synthetic rubber	Synthetic Rubber
Shanghai	China	Leased	Latex	Latex Binders
Terneuzen	The Netherlands	Leased	Performance plastics	Performance Plastics
Tsing Yi	Hong Kong	Leased	Performance plastics	Performance Plastics

Joint Venture
Americas Styrenics
Allyn’s Point	USA (CT)	Leased	Polystyrene	Americas Styrenics
Cartegena	Colombia	Owned	Polystyrene	Americas Styrenics
Hanging Rock	USA (OH)	Leased	Polystyrene	Americas Styrenics
Joliet	USA (IL)	Owned	Polystyrene	Americas Styrenics
Marietta	USA (OH)	Owned	Polystyrene	Americas Styrenics
St. James	USA (LA)	Owned	Styrene monomer	Americas Styrenics
Torrance	USA (CA)	Leased	Polystyrene	Americas Styrenics
*	Facility co-located with Dow (or other companies) facilities under ground lease agreements. Plant facilities are owned by us.
+	Facility located on property owned by the applicable government.
++	Facility located on property under certification with right to build.

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

Item 3. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment, current and former employees, and other matters that may arise in the ordinary course of our business. We currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The principal market on which our ordinary shares is traded is the New York Stock Exchange (“NYSE”), under the ticker symbol “TSE.” As of February 24, 2020, there were three record holders of our ordinary shares, 48,777,934 ordinary shares issued, and 38,320,508 ordinary shares outstanding. By including persons holding shares in broker accounts under street names, however, we estimate that we have approximately 13,871 beneficial holders.

Performance Graph

The following performance graph reflects the comparative changes in the value from December 31, 2014 through December 31, 2019, assuming an initial investment of $100 and the reinvestment of dividends or other cash distributions, if any, in (1) our ordinary shares, (2) the S&P 500 Index, (3) the S&P 500 Chemicals Industry GICS Level 3 Index, and (4) the S&P SmallCap 600 Index. The Company was added to the S&P SmallCap 600 GICS Commodity Chemicals Sub-Industry Index in August 2019, and as a result we have added the S&P SmallCap 600 Index to the performance graph in place of the S&P 500 Index, as we believe it is a more appropriate benchmark for comparative purposes. The share price performance shown in the graph is not necessarily indicative of future price performance.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
TSE
S&P 500
S&P SmallCap 600
S&P 500 Chemicals
Dec-2014
Jun-2015
Dec-2015
Jun-2016
Dec-2016
Jun-2017
Dec-2017
Jun-2018
Dec-2018
Jun-2019
Dec-2019

Purchases of equity securities by the Company and affiliated purchasers

The following table provides information regarding purchases of the Company’s ordinary shares by the Company during the three months ended December 31, 2019:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2019	305,624	$41.81	305,624	2,580,343	(1)
November 1 - November 30, 2019	167,749	$41.64	167,749	2,412,594	(1)
December 1 - December 31, 2019	—	$—	—	2,412,594	(1)
Total	473,373	$41.75	473,373
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

Luxembourg Tax Considerations

Tax Regime Applicable to Capital Gains Realized Upon Disposal of Shares

The following is a summary discussion of the material Luxembourg tax considerations of the acquisition, ownership and disposition of your ordinary shares that may be applicable to you. It is not intended to be, nor should it be construed to be, legal or tax advice. This discussion is based on Luxembourg laws and regulations as they stand on the date of this report and is subject to any change in law or regulations or changes in interpretation or application thereof (and which may possibly have a retroactive effect). Investors should therefore consult their own professional advisers as to the effects of state, local or foreign laws and regulations, including Luxembourg tax law and regulations, to which they may be subject. As used herein, a “Luxembourg individual” means an individual resident in Luxembourg who is subject to personal income tax (impôt sur le revenu) on his or her worldwide income from Luxembourg or foreign sources, and a “Luxembourg corporate holder” means a company (that is, a fully taxable collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law of December 4, 1967) resident in Luxembourg subject to corporate income tax (impôt sur le revenu des collectivités) on its worldwide income from Luxembourg or foreign sources. For purposes of this discussion, Luxembourg individuals and Luxembourg corporate holders of our ordinary shares are collectively referred to as “Luxembourg Holders.” A “non-Luxembourg Holder” means any investor in our ordinary shares other than a Luxembourg Holder.

Luxembourg individual holders. For Luxembourg individuals holding (together, directly or indirectly, with his or her spouse or civil partner or minor children) 10% or less of the share capital of Trinseo and acting on their own behalf, capital gains will only be taxable if they are realized on a disposal of shares, which takes place before their acquisition or within the first six months following their acquisition. The capital gain or liquidation proceeds will be taxed at progressive income tax rates. A disposal may include a sale, exchange, contribution or any other kind of transfer of the shareholding.

For Luxembourg individuals acting on their own behalf and holding (together with his/her spouse or civil partner and minor children) directly or indirectly more than 10% of the capital of Trinseo at any time in the last five years, capital gains will be taxable, if the sale, disposal, redemption or liquidation takes place:

●	within six months from the acquisition, the capital gain or liquidation proceeds are generally expected to be taxed at progressive income tax rates (ranging from 0% to 45.78% for 2020).

●	after six months from the acquisition, the capital gain or the liquidation proceeds will be taxed at a reduced tax rate corresponding to half of the investor’s global tax rate and EUR 50,000 (doubled for taxpayers filing jointly) of gains realized over a ten-year period are exempt from taxation.

Luxembourg corporate holders. Capital gains realized upon the sale, disposal or redemption of shares by a Luxembourg corporate holder (not subject to a special tax regime) will in principle be subject to corporate income tax and municipal business tax. The combined applicable rate for Luxembourg corporate holders with taxable income in excess of EUR 200,001 will be 24.94% for fiscal year ended 2020 for a Luxembourg corporate holder established in Luxembourg-City (taking into account the solidarity surtax of 7% on the corporate income tax and including the 6.75% municipal business tax). An exemption from such taxes may be available to the Luxembourg corporate holder pursuant to Article 166 of the Luxembourg Income Tax law subject to the fulfillment of the conditions set forth therein. The scope of the capital gains exemption may be limited in the cases provided by the Grand Ducal Decree of December 21, 2001.

Non-Luxembourg Holders

An individual non-Luxembourg Holder of shares will only be subject to Luxembourg taxation on capital gains arising upon disposal of such shares if such holder has (together with his or her spouse or civil partner and underage children) directly or indirectly held more than 10% of the capital of Trinseo, at any time during the five years preceding the disposal, and either (i) such holder has been a resident of Luxembourg for tax purposes for at least 15 years and has become a non-resident within the five years preceding the realization of the gain, subject to any applicable tax treaty, or (ii) the disposal of shares occurs within six months from their acquisition (or prior to their actual acquisition), subject to any applicable tax treaty. If we and a U.S. relevant holder are eligible for all the benefits of the Convention Between the Government of the Grand Duchy of Luxembourg and the Government of the United States for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (the “Luxembourg-U.S. Treaty”), such U.S. relevant holder generally should not be subject to Luxembourg tax on the gain from the disposal of such shares unless such gain is attributable to a permanent establishment of such U.S. relevant holder in Luxembourg. Subject to any restrictions imposed by the substantially and regularly traded clause in the limitation on benefits article of the Luxembourg-U.S. treaty, we expect to be eligible for the benefits of the Luxembourg-U.S. Treaty.

A corporate non-Luxembourg Holder (that is, a collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law), which has a permanent establishment, a permanent representative or fixed place of business in Luxembourg to which shares would be attributable, will bear corporate income tax and municipal business tax on a gain realized on a disposal of such shares as set forth above for a Luxembourg corporate holder. However, gains realized on the sale of the shares may benefit from the full exemption provided for by Article 166 of the Luxembourg Income Tax Law and by the Grand Ducal Decree of December 21, 2001 subject in each case to fulfillment of the conditions set out therein. In certain circumstances, the exemption may not apply; for example, the capital gains exemption (for gains arising on a disposal of shares) does not apply up to the aggregate amount of previously tax deducted expenses and write-offs related to these shares.

A corporate non-Luxembourg Holder, which have neither a permanent establishment, permanent representative or fixed place of business in Luxembourg to which the shares would be attributable will not be subject to any Luxembourg tax on a gain realized on a disposal of such shares unless such holder holds, directly or through tax transparent entities, more than 10% of the share capital of Trinseo, and the disposal of shares occurs within six months from their acquisition (or prior to their actual acquisition), subject to any applicable tax treaty. If we and a U.S. corporate holder without a permanent establishment in Luxembourg are eligible for the benefits of the Luxembourg-U.S. Treaty, such U.S. corporate holder generally should not be subject to Luxembourg tax on the gain from the disposal of such shares.

Tax Regime Applicable to Distributions

Luxembourg Withholding Tax. Dividend distributions by Trinseo are subject to a withholding tax of 15%. Distributions by the Company sourced from a reduction of capital as defined in Article 97 (3) of the Luxembourg Income Tax Law including, among others, share premium should not be subject to withholding tax provided that such reduction of capital is motivated by serious business reasons as meant in said provision. We or the applicable paying agent will withhold on a distribution if required by applicable law.

Where a withholding needs to be applied, the rate of the withholding tax may be reduced pursuant to the double tax treaty existing between Luxembourg and the country of residence of the relevant holder, subject to the fulfillment of the conditions set forth therein. If we and a U.S. relevant holder are eligible for all the benefits of the Luxembourg-U.S. Treaty, the rate of withholding on distributions generally is 15% or 5% if the U.S. relevant holder is a qualified resident as defined in article 24 of the Treaty is the beneficial owner that owns at least 10% of our voting shares.

No withholding tax applies if the distribution is made to (i) a Luxembourg resident corporate holder (that is, a fully taxable collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law), (ii) a corporation which is resident of a Member State of the EU and is referred to by article 2 of the Council Directive of July 23, 1990 concerning the common fiscal regime applicable to parent and subsidiary companies of different member states (90/435/EEC), (iii) a corporation or a cooperative resident in Norway, Iceland or Liechtenstein and subject to a tax comparable to corporate income tax as provided by Luxembourg Income Tax Law, (iv) a corporation resident in Switzerland which is subject to corporate income tax in Switzerland without benefiting from an exemption, (v) a corporation subject to a tax comparable to corporate income tax as provided by Luxembourg Income Tax Law which is resident in a country that has concluded a tax treaty with Luxembourg and (vi) a Luxembourg permanent establishment of one of the above-mentioned categories, provided each time that at the date of payment, the holder has held or commits itself to continue to hold directly or through a tax transparent vehicle, during an uninterrupted period of at least 12 months, shares representing at least 10% of the share capital of Trinseo or which had an acquisition price of at least EUR 1,200,000. In 2019, a general anti-abuse rule was implemented by Luxembourg under which dividend distributions will not benefit from the withholding tax exemption when the distributions are made in the framework of an arrangement created for the main purpose of obtaining a tax advantage.

Equity Repayment. The repayment of equity, by the Company is not treated as a dividend distribution under Luxembourg law, and therefore is not subject to any withholding tax, provided: (i) the Company has no statutory reserves or profits at the Company level, and (ii) the capital decrease is motivated by sound business reasons. The Company did not have any statutory profits or reserves as of December 31, 2019. In case the Company does not have sound business reasons to provide a repayment of equity, the entire amount repaid will be subject to a 15% withholding tax, unless the conditions for an exemption or a reduction from the withholding tax on dividends set forth above are met.

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

Net wealth tax is levied annually at the rate of 0.5% on the net wealth up to 500 million euros for an enterprise resident in Luxembourg, as determined for net wealth tax purposes (a 0.05% rate applies for net wealth amount exceeding the threshold of 500 million euros). Net wealth tax is always levied at certain minimums. The shares may be exempt from net wealth tax subject to the conditions set forth by Article 60 of the Law of October 16, 1934 on the valuation of assets (Bewertungsgesetz), as amended.

Non-Luxembourg Holders

Luxembourg net wealth tax will not be levied on a non-Luxembourg Holder with respect to the shares held unless the shares are attributable to an enterprise or part thereof which is carried on through a permanent establishment or a permanent representative in Luxembourg.

Stamp and Registration Taxes

No registration tax or stamp duty will be payable by a holder of shares in Luxembourg solely upon the disposal of shares or by sale or exchange. No Luxembourg gift tax is levied on the transfer of the ordinary shares by way of a gift, unless the gift is recorded in a Luxembourg notarized deed or otherwise registered in Luxembourg.

Item 6. Selected Financial Data

The following tables set forth our selected historical financial and operating data and other information. The historical results of operations data for the years ended December 31, 2019, 2018, and 2017, and the historical balance sheet data as of December 31, 2019 and 2018 presented below were derived from our audited consolidated financial statements and the related notes thereto included elsewhere within this Annual Report. The historical results of operations data for the years ended December 31, 2016 and 2015 and the historical balance sheet data as of December 31, 2017, 2016, and 2015 were derived from our audited financial statements and the related notes thereto not included within this Annual Report. Our historical results are not necessarily indicative of the results to be expected for any future periods.

You should read the information contained in this table in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and the related notes thereto included elsewhere in this Annual Report.

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements.

	Year Ended
	December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales(1)	$3,775.8	$4,622.8	$4,448.1	$3,716.6	$3,971.9
Cost of sales(1)	3,446.9	4,094.0	3,807.8	3,124.4	3,496.7
Gross profit	328.9	528.8	640.3	592.2	475.2
Selling, general and administrative expenses	300.0	258.5	239.0	238.7	205.0
Equity in earnings of unconsolidated affiliates	119.0	144.1	123.7	144.7	140.2
Operating income	147.9	414.4	525.0	498.2	410.4
Interest expense, net	39.3	46.4	70.1	75.0	93.2
Loss on extinguishment of long-term debt	—	0.2	65.3	—	95.2
Other expense (income), net	4.0	3.5	(21.5)	17.9	18.2
Income before income taxes	104.6	364.3	411.1	405.3	203.8
Provision for income taxes	12.6	71.8	82.8	87.0	70.2
Net income	$92.0	$292.5	$328.3	$318.3	$133.6
Weighted average shares— basic	40.3	42.8	43.8	46.5	48.8
Net income per share— basic	$2.28	$6.83	$7.49	$6.84	$2.74
Weighted average shares— diluted	40.7	43.7	45.0	47.5	49.0
Net income per share— diluted	$2.26	$6.70	$7.30	$6.70	$2.73
Dividends per share	$1.60	$1.56	$1.38	$0.90	$—

	As of and for the Year Ended
	December 31,
(In millions)	2019	2018	2017	2016	2015
Other Financial Data:
Depreciation and amortization	$136.0	$130.2	$110.6	$96.4	$96.8
Capital expenditures, net of subsidy(2)	110.1	120.4	147.4	123.9	107.1
Balance Sheet Data:
Cash and cash equivalents	$456.2	$452.3	$432.8	$465.1	$431.3
Working capital	963.5	1,094.3	1,019.6	890.7	839.8
Total assets	2,758.8	2,726.8	2,772.0	2,421.3	2,270.7
Debt(3)	1,194.7	1,192.4	1,199.7	1,187.4	1,207.8
Total liabilities	2,089.9	1,958.1	2,097.2	1,973.6	1,879.0
Total shareholders’ equity	668.9	768.7	674.8	447.7	391.7
(1)	Net sales and cost of sales increase or decrease, in part, based on fluctuations in raw material prices. Consistent with industry practice, and as permitted under agreements with many of our customers, raw material price changes are generally passed through to customers by means of corresponding price changes. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk for further information.
(2)	Represents capital expenditures, net of government subsidies received for SSBR expansion of $1.0 million and $2.2 million for the years ended December 31, 2018 and 2015, respectively. No government subsidies were received for the other periods presented above. During the year ended December 31, 2019, capital expenditures include $21.8 million of costs capitalized related to our transition of services away from Dow, as described in Item 1 – Business – Our Relationship with Dow. Included in capital expenditures for the year ended December 31, 2017 were amounts related to a number of key growth initiatives, including our ABS capacity expansion in China, a 50 KT increase to our global production capabilities in SSBR, and the opening of our new SSBR pilot plant in Germany. During the year ended December 31, 2016, we completed the upgrade of our legacy ERP environment to the latest version of SAP, resulting in capitalized software of $57.4 million. The majority of the capital spending for this project occurred in 2016.
(3)	Balances reflect gross debt balances outstanding at each period end and are not net of unamortized deferred financing fees and unamortized original issue discount.

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

2019 Highlights

For the year ended December 31, 2019, we had net income of $92.0 million and Adjusted EBITDA of $351.8 million. The challenging market dynamics and economic conditions that began at the end of 2018 continued in 2019. Despite this, the Company delivered strong cash generation throughout 2019 and returned significant cash to our shareholders, purchasing approximately 2.8 million ordinary shares for an aggregate purchase price of $119.7 million and declaring quarterly dividends for an aggregate value of $1.60 per ordinary share, or $64.2 million. Refer to “Non-

GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance. Other highlights of 2019 are described below.

Corporate Restructuring Program

In November 2019, the Company announced a corporate restructuring program associated with our shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency. The corporate restructuring program is expected to be substantially completed by the end of the first half of 2020. The Company expects to achieve full-year cost savings in connection with this corporate restructuring program of approximately $20 million to $30 million.

Trinseo to Build New TPE Pilot Facility in Taiwan

On October 7, 2019, Trinseo announced plans to build a TPE pilot facility at our existing manufacturing site in Hsinchu, Taiwan, with operations anticipated to begin in 2020. The TPE pilot facility emphasizes Trinseo’s growth strategy for TPEs globally and will serve customers in the automotive, consumer electronics, footwear, and medical markets. This investment, which is expected to total approximately $3.0 million, marks the next step of Trinseo’s TPE growth roadmap, following the acquisition of API Applicazioni Plastiche Industriali S.p.A (“API Plastics”) in July 2017.

Acquisition of Latex Binders Assets in Germany

On October 1, 2019, the Company completed the acquisition from Dow of its latex binders production facilities and related infrastructure in Rheinmünster, Germany. The transaction includes full ownership and operational control of latex production facilities, site infrastructure, and service contracts, as well as certain employees transferring from Dow to Trinseo. This acquisition will provide Trinseo with manufacturing assets supporting our strategy to grow our Latex Binders business in applications serving the coatings, adhesives, specialty paper, and sealants markets. Refer to Note 4 in the consolidated financial statements for further information.

Chief Executive Officer and Chief Financial Officer Transition

On March 4, 2019, Frank Bozich replaced Christopher Pappas as President and Chief Executive Officer. On July 1, 2019, David Stasse replaced Barry Niziolek as Executive Vice President and Chief Financial Officer. Both Messrs. Pappas and Niziolek had each previously announced their plans to retire.

Results of Operations

Results of Operations for the Years Ended December 31, 2019, 2018, and 2017

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated. Refer to the Company’s Form 10-K filed on February 28, 2019 for explanations of our results of operations for 2018 in comparison to 2017.

	Year Ended
	December 31,
(in millions)	2019	%	2018	%	2017	%
Net sales	$3,775.8	100%	$4,622.8	100%	$4,448.1	100%
Cost of sales	3,446.9	91%	4,094.0	89%	3,807.8	86%
Gross profit	328.9	9%	528.8	11%	640.3	14%
Selling, general and administrative expenses	300.0	8%	258.5	6%	239.0	5%
Equity in earnings of unconsolidated affiliates	119.0	3%	144.1	3%	123.7	3%
Operating income	147.9	4%	414.4	9%	525.0	12%
Interest expense, net	39.3	1%	46.4	1%	70.1	2%
Loss on extinguishment of long-term debt	—	—%	0.2	—%	65.3	1%
Other expense (income), net	4.0	—%	3.5	—%	(21.5)	—%
Income before income taxes	104.6	3%	364.3	8%	411.1	9%
Provision for income taxes	12.6	0%	71.8	2%	82.8	2%
Net income	$92.0	3%	$292.5	6%	$328.3	7%

2019 vs. 2018

Net Sales

Of the 18% decrease in net sales, 14% was due to lower selling prices resulting mainly from the pass through of lower raw material costs, primarily from styrene and butadiene. There was also a 2% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. An additional 2% decrease was due to lower sales volume within the Feedstocks, Polystyrene and Synthetic Rubber segments, which was partially offset by higher sales volume across the remaining segments. See segment discussion below for further information.

Cost of Sales

Of the 16% decrease in cost of sales, 11% was due to lower raw material costs, primarily from styrene and butadiene, as well as a 3% decrease due to lower sales volume primarily from the Feedstocks and Synthetic Rubber segments. An additional 3% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period, which was slightly offset by a 1% increase due to higher fixed costs.

Gross Profit

The decrease in gross profit of 38% was primarily attributable to margin compression in the Feedstocks, Latex Binders and Performance Plastics segments. Overall performance was impacted by weaker market conditions, including in certain key markets such as automotive, graphical paper, and tires. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $41.5 million, or 16%, increase in SG&A was due to several factors. Higher advisory and professional fees, as well as higher personnel costs, resulted in a $39.2 million increase. These increases were primarily related to the Company’s transition of business and technical services from Dow. Additionally, there was an increase of $9.3 million in restructuring charges due primarily to the $17.8 million corporate restructuring program associated with the Company’s shift to a global functional structure, which was partially offset by a decrease in other restructuring charges. There was also an increase of $4.3 million related to increased depreciation. Offsetting these increased costs was a $7.0 million decrease due to currency impacts on our euro-based expenses, as the euro weakened in comparison to the U.S. dollar, as well as a decrease of $1.6 million related to decreased bad debt expense.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $25.1 million was due to lower equity earnings from Americas Styrenics, mainly attributable to lower styrene margins in the current year, as prior year results were positively impacted by several industry outages.

Interest Expense, Net

The decrease in interest expense, net of $7.1 million, or 15%, was primarily attributable to the benefits received from the cross currency swaps that the Company entered into in September 2017, which are recorded as a benefit within interest expense following our adoption of new hedging accounting guidance during the second quarter of 2018.

Other Expense (Income), Net

Other expense, net for the year ended December 31, 2019 was $4.0 million, which included $6.4 million of expense related to the non-service cost components of net periodic benefit cost. Partially offsetting these expenses was a net gain of $2.5 million recorded in conjunction with our acquisition of latex binders production assets and related site infrastructure in Rheinmünster, Germany, consisting of a bargain purchase gain of $4.7 million offset by expense of $2.2 million for certain jurisdictional asset transfer taxes incurred related to the acquisition. Refer to Note 4 of the consolidated financial statements for more information. Further offsetting these expenses were net foreign exchange transaction gains for the period of $1.8 million. Net foreign transaction gains included $8.0 million of gains from our foreign exchange forward contracts, which were partially offset by $6.2 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period. Other expense, net also included $1.9 million of net other miscellaneous expenses during the period.

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

Provision for Income Taxes

Provision for income taxes was $12.6 million and $71.8 million, respectively, for the years ended December 31, 2019 and 2018, which resulted in an effective tax rate of 12% and 20%, respectively. The decrease in provision for income taxes was primarily driven by a $65.0 million one-time deferred tax benefit for the year ended December 31, 2019 as a result of changes in the Swiss federal and cantonal tax rules, which were enacted on August 6, 2019 and October 25, 2019, respectively. The decrease in provision for income taxes from this one-time benefit was partially offset by a $25.3 million valuation allowance for the portion of the cantonal deferred tax asset that more likely than not will expire before utilization. Refer to Note 14 in the consolidated financial statements for further information. Conversely, the decrease in provision for income taxes was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, including losses not anticipated to provide a tax benefit for the Company in the future.

Selected Segment Information

The Company’s reportable segments are as follows: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. Refer to Item 1—Business for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections present net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the years ended December 31, 2019, 2018, and 2017. Intersegment sales have been eliminated. Refer to Note 19 in the consolidated financial statements for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA. Refer to the Company’s Form 10-K filed on February 28, 2019 for explanations of our segment results for 2018 in comparison to 2017.

Latex Binders Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$902.8	$1,069.0	$1,097.1	(16)%	(3)%
Adjusted EBITDA	$80.8	$110.4	$138.5	(27)%	(20)%
Adjusted EBITDA margin	9%	10%	13%

2019 vs. 2018

Of the 16% decrease in net sales, 15% was due to lower pricing from the pass through of lower raw material costs, primarily from styrene and butadiene, and 2% was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. These decreases were partially offset by a 2% increase in sales volume.

Adjusted EBITDA decreased by $29.6 million, or 27%, compared to the prior year, primarily due to a 32% decrease due to lower margins from raw material dynamics, competitive market conditions and global market uncertainty, which was partially offset by a 6% increase in sales volume.

Synthetic Rubber Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$441.3	$572.5	$582.8	(23)%	(2)%
Adjusted EBITDA	$40.7	$77.0	$83.3	(47)%	(8)%
Adjusted EBITDA margin	9%	13%	14%

2019 vs. 2018

Of the 23% decrease in net sales, 11% was due to lower sales volume, primarily related to ESBR as a result of weakness in the global tire market, and 8% was due to lower pricing from the pass through of lower raw material costs. An additional 4% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $36.3 million, or 47%, compared to the prior year. Lower margins resulted in a 21% decrease due mainly to unfavorable net timing impacts, and lower sales volume resulted in a 20% decrease primarily due to weakness in the global tire market. In addition, higher fixed costs, mainly due to a lower level of fixed cost absorption, resulted in an 8% decrease.

Performance Plastics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$1,366.2	$1,577.6	$1,419.1	(13)%	11%
Adjusted EBITDA	$135.1	$188.9	$230.9	(28)%	(18)%
Adjusted EBITDA margin	10%	12%	16%

2019 vs. 2018

Of the 13% decrease in net sales, 12% was due to lower pricing from the pass through of lower styrene costs as well as lower PC prices due to lower industry operating rates. In addition, there was a 2% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $53.8 million, or 28%, compared to the prior year. Lower margins, mainly related to PC, resulted in a $45.4 million, or 24% decrease, due primarily to general market weakness as well as an increase in supply in the PC market. An additional 7% decrease was due to higher fixed costs from growth investments, including the ramping up of the new ABS facility in China, as well as lower fixed cost absorption in the current year. Partially offsetting these decreases was a 2% increase due to higher PC and compounding products sales volumes.

Polystyrene Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$809.4	$1,017.1	$941.4	(20)%	8%
Adjusted EBITDA	$54.6	$33.7	$48.2	62%	(30)%
Adjusted EBITDA margin	7%	3%	5%

2019 vs. 2018

Of the 20% decrease in net sales, 17% was due to lower pricing from the pass through of lower styrene costs to our customers and 2% was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA increased by $20.9 million, or 62%, compared to the prior year. Higher margins, primarily from business excellence initiatives related to pricing, resulted in a $23.4 million, or 69%, increase, while lower fixed costs resulted in a 3% increase. Partially offsetting these increases was a $2.9 million, or 9%, decrease in total sales volume driven by reduced sales volume in Europe, partially offset by higher sales volume in Asia. Additionally, there was a 2% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Feedstocks Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$256.1	$386.6	$407.7	(34)%	(5)%
Adjusted EBITDA	$7.0	$107.1	$110.5	(93)%	(3)%
Adjusted EBITDA margin	3%	28%	27%

2019 vs. 2018

Of the 34% decrease in net sales, 18% was due to lower pricing from the pass through of lower styrene prices and 14% was due to lower styrene-related sales volume. There was an additional 2% decrease due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Adjusted EBITDA decreased by $100.1 million, or 93%, compared to the prior year. Lower margins resulted in a $101.3 million, or 95% decrease, due mainly to lower styrene margins in Europe and Asia as well as lower production volume from unplanned outages. In addition, higher fixed costs, due mainly to a lower level of fixed cost absorption, resulted in a 2% decrease. These decreases were partially offset by an increase of 3% due to currency impacts.

Americas Styrenics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Adjusted EBITDA*	$119.0	$144.1	$122.9	(17)%	17%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

2019 vs. 2018

The 17% decrease in Adjusted EBITDA was mainly due to less favorable styrene margins in the current year, as prior year results were positively impacted by several industry outages.

Outlook

As discussed above, the Company’s results continue to be impacted by difficult global economic conditions. In the fourth quarter of 2019 we adopted a corporate restructuring plan associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency. We anticipate that our Business Excellence program, our improved cost structure from the corporate restructuring, and our focus on the growth areas of our portfolio will partially offset the challenging market conditions, including expected lower styrene margins and the anticipated first quarter adverse impacts from the outbreak of the coronavirus.

Non-GAAP Performance Measures

We present Adjusted EBITDA as a non-GAAP financial performance measure, which we define as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. In doing so, we are providing management, investors, and credit rating agencies with an indicator of our ongoing performance and business trends, removing the impact of transactions and events that we would not consider a part of our core operations.

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

Adjusted EBITDA is calculated as follows for the years ended December 31, 2019, 2018, and 2017. For discussion related to 2017 activity, refer to the Company’s Form 10-K filed on February 28, 2019.

	Year Ended
	December 31,
(in millions)	2019	2018	2017
Net income	$92.0	$292.5	$328.3
Interest expense, net	39.3	46.4	70.1
Provision for income taxes	12.6	71.8	82.8
Depreciation and amortization	136.0	130.2	110.6
EBITDA(a)	$279.9	$540.9	$591.8
Loss on extinguishment of long-term debt	—	0.2	65.3
Net gain on disposition of businesses and assets(b)	(0.7)	(1.0)	(9.7)
Restructuring and other charges(c)	18.1	8.2	6.0
Acquisition transaction and integration net costs (benefit)(d)	(0.9)	0.6	4.7
Asset impairment charges or write-offs(e)	—	1.5	4.3
Other items(f)	55.4	22.8	(19.9)
Adjusted EBITDA	$351.8	$573.2	$642.5
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Net gain on disposition of businesses and assets during the years ended December 31, 2019 and 2018 relates to the sale of our primary operating entity in Brazil, from which we earned consideration for the subsequent performance of our former latex business. Refer to Note 4 in the consolidated financial statements for further information.
(c)	Restructuring and other charges for the year ended December 31, 2019 primarily relate to employee termination benefit charges as well as contract termination charges incurred in connection with the Company’s corporate restructuring program. Restructuring and other charges for the year ended December 31, 2018 primarily relate to employee termination benefit charges incurred in connection with restructuring in our Synthetic Rubber segment. Additionally, a portion of the restructuring and other charges for the years ended December 31, 2019 and 2018 relate to decommissioning, contract termination, and employee termination benefit charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 20 in the consolidated financial statements for further information regarding restructuring activities.

Note that the accelerated depreciation charges incurred as part of both the Company’s corporate restructuring program and the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption.

(d)	Acquisition transaction and integration net benefit for the year ended December 31, 2019 is comprised of the bargain purchase gain, recorded in conjunction with our acquisition of latex binders production assets and related site infrastructure in Rheinmünster, Germany, offset by certain jurisdictional asset transfer taxes and advisory and professional fees incurred related to this acquisition. Acquisition transaction and integration costs for the year ended December 31, 2018 relate to advisory and professional fees incurred in conjunction with our acquisition of API Plastics, which closed in July 2017. Refer to Note 4 in the consolidated financial statements for further information.
(e)	Asset impairment charges for the year ended December 31, 2018 relate to the impairment of certain corporate long-lived assets.
(f)	Other items for the years ended December 31, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, finance, and IT services. Also included within other items for the years ended December 31, 2019 and 2018 are fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2019, 2018, and 2017. We have derived the summarized cash flow information from our audited financial statements. Refer to the Company’s Form 10-K filed on February 28, 2019 for discussion related to 2017.

	Year Ended
	December 31,
(in millions)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$322.5	$366.5	$391.3
Investing activities	(109.3)	(118.7)	(182.6)
Financing activities	(206.7)	(222.2)	(253.0)
Effect of exchange rates on cash	(1.4)	(6.1)	12.0
Net change in cash, cash equivalents, and restricted cash	$5.1	$19.5	$(32.3)

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2019 totaled $322.5 million, inclusive of $110.0 million in dividends from Americas Styrenics. Net cash provided by operating assets and liabilities for the year ended December 31, 2019 totaled $129.3 million, noting decreases in inventories of $70.7 million and accounts receivable of $66.6 million. This activity was partially offset by a decrease in income taxes payable of $10.9 million. The decrease in inventories was primarily due to lower days sales in inventory as well as decreased raw material prices. Accounts receivable at the end of 2019 decreased relative to the end of 2018 primarily due to decreased raw material prices as well as lower volumes. The decrease in income taxes payable was primarily due to the overall reduction in earnings before income taxes.

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

Investing Activities

Net cash used in investing activities during the year ended December 31, 2019 totaled $109.3 million, primarily resulting from capital expenditures of $110.1 million.

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

Financing Activities

Net cash used in financing activities during the year ended December 31, 2019 totaled $206.7 million. This activity was primarily due to $119.7 million of payments related to the repurchase of ordinary shares, $65.7 million of dividends paid, $7.0 million of net principal payments related to our 2024 Term Loan B during the period, and $10.6 million net repayments of short-term borrowings. Additionally, net cash used in financing activities included $4.6 million of withholding taxes paid related to the vesting of certain Restricted Stock Units (“RSUs”) during the period, partially offset by $0.9 million of proceeds received from the exercise of option awards.

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

	Year Ended
	December 31,
(in millions)	2019	2018	2017
Cash provided by operating activities	$322.5	$366.5	$391.3
Capital expenditures	(110.1)	(121.4)	(147.4)
Free Cash Flow	$212.4	$245.1	$243.9

Refer to the discussion above for significant impacts to cash provided by operating activities for the years ended December 31, 2019 and 2018. Refer to the Company’s Form 10-K filed on February 28, 2019 for discussion related to 2017.

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

As of December 31, 2019 and 2018, we had $1,194.7 million and $1,192.4 million, respectively, in outstanding indebtedness and $963.5 million and $1,094.3 million, respectively, in working capital. In addition, as of December 31, 2019 and 2018, we had $153.5 million and $113.7 million, respectively, of foreign cash and cash equivalents on our consolidated balance sheets, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries. For a detailed description of the Company’s debt structure, borrowing rates, and expected future payment obligations, refer to Note 11 in the consolidated financial statements.

The following table outlines our outstanding indebtedness as of December 31, 2019 and 2018 and the associated interest expense, including amortization of deferred financing fees and issuance discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments.

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2019			December 31, 2018
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$684.3	4.3%	$31.5	$691.3	4.1%	$31.6
2022 Revolving Facility	—	—	3.2	—	—	2.9
2025 Senior Notes	500.0	5.4%	12.1	500.0	5.4%	16.1
Accounts Receivable Securitization Facility	—	—	1.5	—	—	1.5
Other indebtedness	10.4	2.1%	0.1	1.1	4.8%	0.1
Total	$1,194.7		$48.4	$1,192.4		$52.2

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022 and has a borrowing capacity of $375.0 million. As of December 31, 2019 the Company had no outstanding borrowings and had $361.0 million (net of $14.0 million outstanding letters of credit) of funds available for borrowing under this facility. Further, as of December 31, 2019, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B, which had original principal of $700.0 million, maturing in September 2024, requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is LIBOR plus 2.00% (subject to a 0.00% LIBOR floor). During the year ended December 31, 2019, the Company made net payments of $7.0 million on the 2024 Term Loan B, with an additional $7.0 million of scheduled future payments classified as current debt on the consolidated balance sheet as of December 31, 2019.

Our 2025 Senior Notes issued under the Indenture include $500.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025. Interest on the 2025 Senior Notes is payable semi-annually on May 3 and November 3 of each year. These notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to Note 11 in the consolidated financial statements for further information.

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in September 2021 and has an outstanding borrowing capacity of $150.0 million. As of December 31, 2019, there were no amounts outstanding under this facility and the Company had approximately $137.6 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the year ended December 31, 2019, the Company declared total dividends of $1.60 per ordinary share, or $64.2 million, of which $16.4 million, inclusive of dividend equivalents, remains accrued as of December 31, 2019 and the majority of which will be paid in January 2020. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, as discussed above. During the year ended December 31, 2019, under authority from our board of directors, the Company purchased approximately 2.8 million ordinary shares from our shareholders through open market transactions for an aggregate purchase price of $119.7 million. We believe that funds provided by operations, our existing cash, cash equivalent, and restricted cash balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions, while also providing the Company the ability to return capital to our shareholders via dividend payments and share repurchases. Nevertheless, our ability to generate future cash and to pay our indebtedness and fund other liquidation needs is subject to certain risks described under Item 1A—Risk Factors. As of December 31, 2019, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to Note 11 in the consolidated financial statements for further information on the details of the covenant requirements.

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

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. Our principal strategy in managing exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on our consolidated balance sheets against corresponding assets of the same currency such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure, the Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on our assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment.

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

Effective April 1, 2018, in conjunction with the adoption of previously issued hedging accounting guidance, the Company elected as an accounting policy to re-designate the CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within AOCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As an additional accounting policy election applied to similar hedges under this standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. The Company has elected to amortize the initial excluded component value as a reduction of “Interest expense, net” in the consolidated statements of operations using the straight-line method over the remaining term of the CCS. Additionally, the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of the CCS will also be recognized within “Interest expense, net” in the consolidated statements of operations.

On February 26, 2020, the Company settled our existing CCS and replaced it with a new CCS arrangement that carried substantially the same terms (the “2020 CCS”) as the existing CCS. Upon settlement of the existing CCS, the Company realized net cash proceeds of $51.6 million. Under the 2020 CCS, the Company notionally exchanged $500.0 million at an interest rate of 5.375% for €459.3 million at a weighted average interest rate of 3.672% for approximately 2.7 years, with a final maturity of November 3, 2022. The cash flows under the 2020 CCS are aligned with the Company’s principal and interest obligations on our 5.375% 2025 Senior Notes. The 2020 CCS was executed at an exchange rate of 1.09 USD per euro.

The Company does not expect to record any significant gains or losses within the consolidated statements of operations as a result of the above settlement. Further, as a result of these combined transactions, the Company expects to incur an increase in annual cash interest payments and book interest expense of approximately $2.5 million. Additionally, the Company expects that annual book interest expense will increase by approximately $5.0 million, as the excluded component related to the existing CCS, referenced above, will no longer be amortized as a reduction to “Interest expense, net.”

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2019. Amounts we pay in future periods may vary from those reflected in the table:

	Payments due by year
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Purchase commitments(1)	$1,038.8	$90.5	$67.0	$—	$—	$—	$1,196.3
Long-term indebtedness(2)	7.0	7.0	7.0	7.0	7.0	1,149.3	1,184.3
Interest payments on long-term debt (net of interest rate swap effects)(3)	53.2	52.9	52.5	52.3	44.3	22.2	277.4
Pension and other postretirement benefits(4)	17.7	5.9	7.2	10.1	8.9	63.4	113.2
Minimum lease commitments and other obligations(5)	18.9	13.4	11.1	8.5	6.8	35.6	94.3
Uncertain tax positions, including interest and penalties(6)	—	—	—	—	—	9.7	9.7
Total	$1,135.6	$169.7	$144.8	$77.9	$67.0	$1,280.2	$2,875.2
(1)	We have certain raw material purchase contracts where we are required to purchase certain minimum volumes at the then prevailing market prices. These commitments range from one to three years. In certain raw material purchase contracts, we have the right to purchase less than required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases these obligations would be less than the obligations shown in the table above.
(2)	The long-term indebtedness line in the table includes obligations on our outstanding borrowing amounts as of December 31, 2019, which are related to the 2024 Term Loan B and the 2025 Senior Notes. The impacts of certain fixed-for-fixed cross currency swaps, which are discussed in Note 12 of the consolidated financial statements, as well as all other debt outstanding as of December 31, 2019 totaling $10.4 million are not included in this line.
(3)	Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2019. The amounts above include estimated interest on the 2024 Term Loan B and the related effects of interest rate swap agreements, as well as interest on the 2025 Senior Notes; however, they do not include the impacts of certain fixed-for-fixed cross currency swaps. Interest on the 2024 Term Loan B is payable quarterly and interest on the 2025 Senior Notes is payable semi-annually on each May 3 and November 3. Refer to Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further discussion of interest rate and foreign currency risks. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. This line does not include the 2022 Revolving Facility or Accounts Receivable Securitization Facility as amounts outstanding under these facilities vary due to periodic borrowings and repayments and there are no such amounts outstanding under either facility as of December 31, 2019.
(4)	Includes minimum contributions required to be made to the funded pension plans and expected benefit payments to the employees for unfunded pension plans. With respect to our minimum funding requirements under our pension obligations, we may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2019 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations, which we do not fund in advance. Rather, payments are made as costs are incurred by covered retirees. We expect benefit payments related to our postretirement benefit obligations to be $2.9 million through 2029. The payments identified above as subsequent to 2024 represent estimated pension and postretirement payments from 2025 through 2029. Refer to Note 16 in the consolidated financial statements for further information.
(5)	Includes minimum commitments related to our finance and operating lease obligations. Refer to Note 23 in the consolidated financial statements for further information. Excludes certain estimated future commitments under agreements with Dow, including the SAR MOSA, under which Dow provides administrative and operational services to us, and the 25-year SAR SSAs, under which Dow provides utilities and site services to certain of our facilities co-located with Dow. For more information regarding these agreements, including details regarding the rights of the Company and Dow to terminate said agreements, refer to Item 1— Business— Our Relationship with Dow.

As discussed in the aforementioned section of Item 1, the Company has transitioned the majority of the services under the SAR MOSA that were previously provided by Dow as of December 31, 2019, and nearly all of the remaining services under the agreement will be transitioned in the first half of 2020. Based on this transition, we estimate our minimum remaining obligation under the SAR MOSA to be approximately $5.0 million as of December 31, 2019.

Additionally, utilizing current year known costs and assuming that we continue with the SAR SSAs, we estimate our contractual obligations under these agreements to be approximately $157.1 million annually for 2020 through 2024, and a total of $2,116.2 million thereafter through June 2038.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. We set our rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, we determined weighted-average discount rates of 1.03% and 3.48% for pension and postretirement benefits, respectively, to be appropriate as of December 31, 2019.

We use a full yield curve approach in the estimation of the future service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The weighted-average discount rates that we used to measure service cost for pension and postretirement plans during 2019 were 1.79% and 4.42%, respectively. The weighted-average discount rates that we used to measure interest cost for pension and postretirement plans during 2019 were 1.59% and 4.14%, respectively.

Service cost related to our defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the consolidated statements of operations.

We determine the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the underlying assets, which generally are insurance contracts. We also consider our historical experience with the pension fund asset performance. The expected return of each asset class is derived from a forecasted future return confirmed by current and historical experience. The weighted-average long-term rate of return assumptions used for determining net periodic pension expense were 1.57% and 1.54% for 2019 and 2018, respectively. The increase was primarily due to higher interest rates during 2019 on certain assets with guaranteed returns. Future actual pension expense will depend on the performance of the underlying assets and changes in future discount rates, among other factors.

Holding all other factors constant, a 0.25% increase (decrease) in the discount rate used to determine net periodic cost would decrease (increase) 2020 pension expense by approximately $1.8 million and $(1.7) million, respectively. Holding all other factors constant, a 0.25% increase (decrease) in the long-term rate of return on assets used to determine net periodic cost would decrease (increase) 2020 pension expense by approximately $0.1 million and $(0.1) million, respectively.

As noted above, plan assets are invested primarily in insurance contracts that provide for guaranteed returns. As of December 31, 2019 and 2018, plan assets totaled $151.8 million and $138.5 million, respectively. Investments in the pension plan insurance are valued utilizing unobservable inputs, which are contractually determined based on cash surrender values, returns, fees, and the present value of the future cash flows of the contracts, and are classified as Level 3 investments.

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

Specifically, the calculation of the fair value of tangible assets, including property, plant and equipment, typically utilize the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration and functional and external obsolescence. The calculation of the fair value of identified intangible assets is determined using cash flow models following the income approach. Significant inputs include estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates, and terminal values, all of which require significant management judgment. Definite-lived intangible assets, which are primarily comprised of developed technology, customer relationships, manufacturing capacity rights, and software, are amortized over their estimated useful lives using the straight-line method and are assessed for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

Asset Impairments

As of December 31, 2019 net property, plant and equipment, net identifiable finite-lived intangible assets, and goodwill totaled $625.8 million, $191.5 million, and $67.7 million, respectively. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

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

Through December 31, 2019, we have continued to assess the recoverability of certain assets, and concluded there are no additional significant events or circumstances identified by management that would indicate these assets are not recoverable. However, the current environment is subject to changing market conditions and requires significant management judgment to identify the potential impact to our assessment. If we are not able to achieve certain actions or our future operating results do not meet our expectations, it is possible that impairment charges may need to be recorded on one or more of our operating facilities.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. In June 2018, we entered into a preliminary agreement to sell the land on which our aforementioned former Livorno facility was located, subject to certain activities being competed prior to closing. The sale was considered probable to close within one year following the balance sheet date; therefore, as of the years ended December 31, 2019 and 2018, the land was recorded as held-for-sale within “Other current assets” at a value of $11.8 million and $12.0 million, respectively (adjusted for foreign currency impact), and the deferred tax liability associated with that land is recorded as held-for-sale within “Accrued expenses and other current liabilities” at a value of $2.8 million and $2.9 million, respectively (adjusted for foreign currency impact), on the Company’s consolidated balance sheets. The Company closed on the sale of the land in January 2020. Refer to Note 20 in the consolidated financial statements for further information.

As noted above, our goodwill impairment testing is performed annually as of October 1 at a reporting unit level. We perform more frequent impairment tests when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. As of our annual assessment date of October 1, 2019, each of our reporting units had fair values that exceeded the carrying value of their net assets, indicating that no impairment of goodwill is warranted.

A goodwill impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a market approach and an income approach (under the discounted cash flow method). When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification 350. As of December 31, 2019, our $67.7 million in total goodwill is allocated to our reportable segments as follows: $15.6 million to Latex Binders, $11.0 million to Synthetic Rubber, $36.7 million to Performance Plastics, and $4.4 million to Polystyrene, with no amounts allocated to the Feedstocks or Americas Styrenics segments.

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

Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Luxembourg. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated as of December 31, 2019. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

As of December 31, 2019, we had deferred tax assets of $84.9 million, after valuation allowances of $218.0 million. In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

Swiss federal and cantonal tax reform was enacted on August 6, 2019 and October 25, 2019, respectively, and includes measures such as, the elimination of certain preferential tax regimes and implementation of new tax rates at both the federal and cantonal levels. It also includes transitional relief measures which may provide for future tax deductions. As a result of both the federal and cantonal law changes, the Company recorded a $65.0 million one-time deferred tax benefit for the year ended December 31, 2019, of which $61.6 million was related to cantonal tax law changes. We believe it is more likely than not that a portion of the $61.6 million deferred tax benefit recorded as a result of these cantonal tax law changes will not be realized during the utilization period provided by the legislation, spanning 2025 through 2029. This is based on our estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, and future industry and macroeconomic conditions and trends during the aforementioned utilization period. As a result, we recorded a $25.3 million valuation allowance as of December 31, 2019.

As of December 31, 2019, we had deferred tax assets for tax loss carryforward of approximately $748.4 million, $51.4 million of which is subject to expiration in the years between 2020 and 2024. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

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

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our estimate of future taxable income is based on management’s judgment and assumptions about various factors including historical experience and results, cyclicality of the business, and future industry and macroeconomic conditions and trends. Changes in these assumptions in future periods may require we adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

The Company’s 2024 Term Loan B bears an interest rate of LIBOR plus 2.00% (subject to a 0.00% LIBOR floor) as of December 31, 2019. In order to reduce the variability in interest payments associated with our variable rate debt, the Company has entered into interest rate swap agreements that convert a portion of these variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to interest expense in the period during which the transaction effects earnings or it becomes probable that the forecasted transaction will not occur.

Based on weighted-average outstanding borrowings under the 2024 Term Loan B for the year ended December 31, 2019, an increase in 100 basis points in LIBOR would have resulted in approximately $5.0 million of additional interest expense for the period, inclusive of the impact of the interest rate swap agreements discussed above.

Loans under the 2022 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBOR loans, which bear interest at a rate per annum equal to LIBOR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement). As of December 31, 2019, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum. As of and throughout the year ended December 31, 2019, we had no variable rate debt issued under our 2022 Revolving Facility and as such we incurred no variable rate interest related to these facilities during the period.

Our Accounts Receivable Securitization Facility is subject to interest charges on both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the facility. As of December 31, 2019, fixed interest charges on outstanding borrowings for this facility are 1.95% plus variable commercial paper rates which vary by month and by currency, as outstanding balances can be denominated in euros and U.S. dollars, and fixed interest charges on available, but undrawn commitments for this facility are 1.00%. As of and throughout the year ended December 31, 2019, we had no variable rate debt issued under our Accounts Receivable Securitization Facility, and as such we incurred no variable rate interest related to this facility during the period.

Foreign Currency Risks

The Company’s ongoing business operations expose us to foreign currency risks, including fluctuating foreign exchange rates. Our primary foreign currency exposure is the euro-to-U.S. dollar exchange rate, noting that approximately 57% of our net sales were generated in Europe for the year ended December 31, 2019. To a lesser degree, we are also exposed to the exchange rates between the U.S. dollar and other currencies, including the Chinese yuan, Swiss franc, and Indonesian rupiah. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.

Certain subsidiaries have monetary assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. Our principal strategy in managing exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on our consolidated balance sheets against corresponding assets of the same currency such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce our exposure, we use foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on our monetary assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment.

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of our subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rate. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. For 2020, the Company has hedged approximately 80% of our exposure to the euro at a rate of 1.12. Inclusive of these hedges, a 1% change in the euro will impact our annual profitability by approximately $1.0 million on a pre-tax basis.

We have legal entities consolidated in our financial statements that have functional currencies other than the U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income, primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2019 and 2018.

Commodity Price Risk

We purchase certain raw materials such as benzene, ethylene, butadiene, BPA, and styrene primarily under short- and long-term supply contracts. The pricing terms for these raw material purchases are generally determined based on commodity indices and prevailing market conditions within the relevant geography. The selling prices of our products are generally based, in part, on the current or forecasted costs of our key raw materials, but are often subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant raw material price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in passing through raw material costs, primarily for benzene, ethylene, butadiene, and styrene. Assuming no changes in sales price, volume or mix, a hypothetical 10% change in the market price of our raw materials would have impacted cost of sales by approximately $261.0 million for the year ended December 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to provide the reasonable level of assurance described above.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Stock Ownership Information,” and “Delinquent Section 16(a) Reports” of the Company’s definitive proxy statement for the 2020 annual general meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2020 Proxy Statement”).

Code of Ethics

The Company has adopted a Code of Business Conduct applicable to all of our directors, officers and employees, and a Code of Ethics for Senior Financial Employees applicable to our principal executive, financial and accounting officers, and all persons performing similar functions. A copy of each of those Codes is available on the Company’s corporate website at www.trinseo.com under Investor Relations—Corporate Governance—Ethics and Compliance. If we make any substantive amendments to these Codes, or grant any waivers, including any implicit waivers from the provisions of these Codes, we will make a disclosure on our website or in a report on Form 8-K. Our Code of Business of Conduct is supported by a number of support policies which are specifically referenced in the Code, and most of which are also available on our corporate website. Our website and the information contained on that site, or accessible through that site, are not a part of, and are not incorporated by reference into, this Annual Report.

Item 11. Executive Compensation

The information required by this Item 11 will be contained in our 2020 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in our 2020 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our 2020 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our 2020 Proxy Statement and is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial statements:

2. Exhibits: The exhibits to this report are listed in the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Articles of Association of Trinseo S.A., as amended (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 3, 2018)

4.1

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 5, 2017)

4.2

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 of the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.3†	Description of Securities

10.1

Credit Agreement among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. together with Trinseo Holdings S.à r.l., and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders from time to time party thereto, dated as of September 6, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 7, 2017)

10.2

Amendment to the Credit Agreement dated September 6, 2017 among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of May 22, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 3, 2018)

10.3

Deed of Amendment and Restatement, dated September 28, 2018, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018)

10.4	Form of Cross-Currency Rate Swap Transaction Confirmation (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed September 7, 2017)

10.5*

Amended and Restated Employment Agreement, among Trinseo US Holding, Inc., Trinseo S.A. and Christopher D. Pappas, dated December 20, 2017 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 3, 2018)

10.6*

Amendment to Employment Agreement between Trinseo US Holding, Inc., Trinseo S.A. and Christopher D. Pappas, dated December 2018 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 21, 2018)

Exhibit No.	Description
10.7*	Employment Agreement between Trinseo LLC and Barry Niziolek, dated May 20, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed May 23, 2016)

10.8*

Employment Agreement, dated September 14, 2015 by and between Trinseo Europe GmbH. and Timothy M. Stedman (incorporated herein by reference to Exhibit 10.11 to the Annual Report filed on Form 10-K for the year ended December 31, 2015, File No. 001-36473, filed March 11, 2016)

10.9*

Letter Agreement Amendment to the Employment Agreement between Timothy Stedman and Trinseo Europe GmbH, dated October 2, 2019 (incorporated herein by reference to Exhibit 10.2 to the Current Report filed on Form 8-K, filed on October 2, 2019)

10.10*

Employment Agreement, dated August 7, 2015, by and between Trinseo Europe GmbH and Hayati Yarkadas (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed, March 11, 2016)

10.11*

Separation Agreement between Hayati Yarkadas and Trinseo Europe GmbH, dated October 2, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 3, 2019)

10.12*

Employment Agreement between Trinseo LLC and Frank A. Bozich, dated December 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2019)

10.13*	Employment Agreement between Trinseo LLC and David Stasse, dated April 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2019)

10.14*

Employment Agreement, dated November 17, 2014, by and between Trinseo US Holding, Inc. (f/k/a Bain Capital Everest US Holding, Inc.) and Angelo N. Chaclas (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2015, filed March 11, 2016)

10.15*

Letter Agreement, dated June 18, 2018, between Trinseo S.A. and Angelo N. Chaclas, defining retirement for purpose of equity awards (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 3, 2018)

10.16*

Employment Agreement between Trinseo Europe GmbH and Alice Heezen-Dokianos dated June 3, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

10.17**

Second Amended and Restated Master Outsourcing Services Agreement, among The Dow Chemical Company and Trinseo LLC (f/k/a Styron LLC) and Trinseo Holding B.V. (f/k/a Styron Holding B.V.), dated June 1, 2013 (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.18**

Amended and Restated Ethylene Sales Contract (Europe), between Dow Europe GmbH and Trinseo Europe GmbH (f/k/a Styron Europe GmbH), dated June 17, 2010 (incorporated herein by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

Exhibit No.	Description
10.19**

Amended and Restated Benzene Sales Contract (Europe), between Dow Europe GmbH and Trinseo Europe GmbH (f/k/a Styron Europe GmbH), dated June 17, 2010 (incorporated herein by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.20**

Amended and Restated Butadiene Sales Contract (Europe), between Dow Europe GmbH and Trinseo Europe GmbH (f/k/a Styron Europe GmbH), dated June 17, 2010 (incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.21**

Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.22**

Amendment No. 1 to the Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 1, 2013 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.23**

Amended and Restated Styron License Agreement, among The Dow Chemical Company, Dow Global Technologies Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.24

Deed of Amendment, Restatement and Accession, dated September 28, 2018, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018)

10.25*	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.26*	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.27*	Amended and Restated Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Form S-8, File No. 333-232925, filed on July 31, 2019)

10.28*	Trinseo S.A. Cash Incentive Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 3 to the Registration Statement on Form S-1, File No. 333-194561, filed May 16, 2014)

10.29*	Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No.001-36473, filed August 3, 2017)

10.30*	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018)

Exhibit No.	Description

10.31*	Form of Restricted Stock Unit Agreement for Directors (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 3, 2017)

10.32*

Form of Restricted Stock Unit Award Agreement for Executives (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018, filed May 3, 2018)

10.33*

Form of Non-statutory Stock Option Award Agreement for Executives (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018, filed May 3, 2018)

10.34*

Form of Performance Award Stock Unit Agreement for Executives (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018, filed May 3, 2018)

10.35*

Form of Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018, filed May 3, 2018)

10.36*

Form of Non-statutory Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018, filed May 3, 2018)

10.37*

Form of Letter Agreement to Restricted Stock Unit Awardees regarding payment of dividend equivalents (incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K, for the year ended December 31, 2016, filed March 1, 2017)

10.38*	Form of Executive Side Letter for Equity Grants (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

10.39*

Form of Performance Award Stock Unit Agreement for Executives for 2018 Executive Retention Awards (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed September 17, 2018)

21.1†	Subsidiaries of Trinseo S.A.

23.1†	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2†	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

31.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101.INS†	iXBRL Instance Document

101.SCH†	iXBRL Taxonomy Extension Schema Document

101.CAL†	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	iXBRL Extension Label Linkbase Document

101.PRE†	iXBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted iXBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement.

** Application has been made to the SEC for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

†	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2020

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Bozich	President, Chief Executive Officer and Director	February 28, 2020
Frank Bozich	(Principal Executive Officer)

/s/ David Stasse	Executive Vice President and Chief Financial Officer	February 28, 2020
David Stasse	(Principal Financial Officer)

/s/ Bernard M. Skeete	Vice President, Global Controller and Principal Accounting Officer	February 28, 2020
Bernard M. Skeete	(Principal Accounting Officer)

/s/ Joseph Alvarado	Director	February 28, 2020
Joseph Alvarado

Signature	Title	Date
/s/ Sandra Beach Lin Sandra Beach Lin	Director	February 28, 2020
/s/ Jeffrey J. Cote	Director	February 28, 2020
Jeffrey J. Cote

/s/ Pierre-Marie De Leener	Director	February 28, 2020
Pierre-Marie De Leener

/s/ K’Lynne Johnson	Director	February 28, 2020
K’Lynne Johnson

/s/ Philip R. Martens	Director	February 28, 2020
Philip R. Martens

/s/ Donald T. Misheff	Director	February 28, 2020
Donald T. Misheff
/s/ Christopher D. Pappas	Director	February 28, 2020
Christopher D. Pappas /s/ Henri Steinmetz	Director	February 28, 2020
Henri Steinmetz
/s/ Mark Tomkins Mark Tomkins	Director	February 28, 2020
/s/ Stephen M. Zide	Director	February 28, 2020
Stephen M. Zide

*

The audited financial statements of Americas Styrenics LLC as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 have been included in this Annual Report in accordance with the requirements of Rule 3-09 of Regulation S-X.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo S.A.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trinseo S.A. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of Americas Styrenics LLC, a 50% equity investment of Trinseo S.A., which is reflected in the consolidated financial statements of Trinseo S.A. as an equity method investment of $188.1 million and $179.1 million as of December 31, 2019 and 2018, respectively, and income from equity investment of $119.0 million, $144.1 million and $122.9 million for the years ended December 31, 2019, 2018 and 2017 respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Americas Styrenics LLC, is based solely on the report of the other auditors.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Deferred Tax Asset Associated with Swiss Cantonal Tax Reform

As described in Note 14 to the consolidated financial statements, the Company is subject to income taxes in Luxembourg, the United States and numerous other foreign jurisdictions. Management records valuation allowances to reduce deferred tax assets when it is more-likely-than not that a tax benefit will not be realized. As of December 31, 2019, management had recorded a $62.4 million deferred tax asset related to the enactment of Swiss Cantonal Tax Reform. This deferred tax asset was offset by a $25.3 million valuation allowance for the portion of the deferred tax asset that more-likely-than-not, as a result of these cantonal tax law changes, will not be realized during the utilization period provided by the legislation, spanning 2025 through 2029. The valuation of the deferred tax asset associated with Swiss Cantonal Tax Reform is based on management’s estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period.

The principal considerations for our determination that performing procedures relating to the valuation of the deferred tax asset associated with Swiss Cantonal Tax Reform is a critical audit matter are there was significant judgment and estimation by management when applying the more likely than not recognition criteria to the Company’s deferred tax assets, particularly as it relates to estimates of future taxable income in Switzerland over the utilization period provided by the legislation, spanning 2025 through 2029. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s estimates of future taxable income over the utilization period and assumptions, including historical experience and results, cyclicality of the business, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of deferred tax assets and controls associated with Swiss Cantonal Tax Reform, including determination of future taxable income over the utilization period. These procedures also included, among others, evaluating the judgments used by management in applying the more likely than not recognition criteria to the Company’s deferred tax asset balance relating to Swiss Cantonal Tax Reform, including evaluating management’s assessment of the realizability of the deferred tax asset and evaluating assumptions related to future taxable income over the utilization period. Evaluating management’s assumptions relating to future taxable income over the utilization period involved evaluating historical experience and results, cyclicality of the business, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions used by management in assessing the realizability of the deferred tax asset associated with Swiss Cantonal Tax Reform.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2020

We have served as the Company’s auditor since 2010.

TRINSEO S.A.

Consolidated Balance Sheets

(In millions, except per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$456.2	$452.3
Accounts receivable, net of allowance	570.8	648.1
Inventories	438.2	510.4
Other current assets	25.9	20.5
Total current assets	1,491.1	1,631.3
Investments in unconsolidated affiliates	188.1	179.1
Property, plant and equipment, net	625.8	592.1
Other assets
Goodwill	67.7	69.0
Other intangible assets, net	191.5	191.1
Right-of-use assets - operating	71.4	—
Deferred income tax assets	67.5	26.7
Deferred charges and other assets	55.7	37.5
Total other assets	453.8	324.3
Total assets	$2,758.8	$2,726.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$11.1	$7.0
Accounts payable	343.0	354.2
Current lease liabilities - operating	14.1	—
Income taxes payable	5.0	16.0
Accrued expenses and other current liabilities	154.4	159.8
Total current liabilities	527.6	537.0
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,162.6	1,160.8
Noncurrent lease liabilities - operating	58.0	—
Deferred income tax liabilities	41.5	45.4
Other noncurrent obligations	300.2	214.9
Total noncurrent liabilities	1,562.3	1,421.1
Commitments and contingencies (Note 15)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (December 31, 2019: 48.8 shares issued and 39.0 shares outstanding; December 31, 2018: 48.8 shares issued and 41.6 shares outstanding)	0.5	0.5
Additional paid-in-capital	574.7	575.4
Treasury shares, at cost (December 31, 2019: 9.8 shares; December 31, 2018: 7.2 shares)	(524.9)	(418.1)
Retained earnings	781.0	753.2
Accumulated other comprehensive loss	(162.4)	(142.3)
Total shareholders’ equity	668.9	768.7
Total liabilities and shareholders’ equity	$2,758.8	$2,726.8

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$3,775.8	$4,622.8	$4,448.1
Cost of sales	3,446.9	4,094.0	3,807.8
Gross profit	328.9	528.8	640.3
Selling, general and administrative expenses	300.0	258.5	239.0
Equity in earnings of unconsolidated affiliates	119.0	144.1	123.7
Operating income	147.9	414.4	525.0
Interest expense, net	39.3	46.4	70.1
Loss on extinguishment of long-term debt	—	0.2	65.3
Other expense (income), net	4.0	3.5	(21.5)
Income before income taxes	104.6	364.3	411.1
Provision for income taxes	12.6	71.8	82.8
Net income	$92.0	$292.5	$328.3
Weighted average shares- basic	40.3	42.8	43.8
Net income per share- basic	$2.28	$6.83	$7.49
Weighted average shares- diluted	40.7	43.7	45.0
Net income per share- diluted	$2.26	$6.70	$7.30

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$92.0	$292.5	$328.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	5.1	(17.3)	24.5
Net gain (loss) on cash flow hedges	(8.3)	15.0	(18.4)
Pension and other postretirement benefit plans:
Prior service credit arising during period (net of tax of $0, $0.2, and $0)	—	0.7	—
Net gain (loss) arising during period (net of tax of $(8.9), $0.3, and $10.8)	(19.0)	1.8	31.8
Amounts reclassified from accumulated other comprehensive income (loss)	2.1	3.1	(13.3)
Total other comprehensive income (loss), net of tax	(20.1)	3.3	24.6
Comprehensive income	$71.9	$295.8	$352.9

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2016	44.3	4.5	$0.5	$573.7	$(217.5)	$(170.2)	$261.2	$447.7
Net income	—	—	—	—	—	—	328.3	328.3
Other comprehensive loss	—	—	—	—	—	24.6	—	24.6
Share-based compensation activity	0.5	(0.5)	—	5.1	17.5	—	—	22.6
Purchase of treasury shares	(1.4)	1.4	—	—	(86.8)	—	—	(86.8)
Dividends on ordinary shares ($1.38 per share)	—	—	—	—	—	—	(61.6)	(61.6)
Balance at December 31, 2017	43.4	5.4	$0.5	$578.8	$(286.8)	$(145.6)	$527.9	$674.8
Net income	—	—	—	—	—	—	292.5	292.5
Other comprehensive income	—	—	—	—	—	3.3	—	3.3
Share-based compensation activity	0.4	(0.4)	—	(3.4)	13.7	—	—	10.3
Purchase of treasury shares	(2.2)	2.2	—	—	(145.0)	—	—	(145.0)
Dividends on ordinary shares ($1.56 per share)	—	—	—	—	—	—	(67.2)	(67.2)
Balance at December 31, 2018	41.6	7.2	$0.5	$575.4	$(418.1)	$(142.3)	$753.2	$768.7
Net income	—	—	—	—	—	—	92.0	92.0
Other comprehensive income	—	—	—	—	—	(20.1)	—	(20.1)
Share-based compensation activity	0.2	(0.2)	—	(0.7)	9.6	—	—	8.9
Purchase of treasury shares	(2.8)	2.8	—	—	(116.4)	—	—	(116.4)
Dividends on ordinary shares ($1.60 per share)	—	—	—	—	—	—	(64.2)	(64.2)
Balance at December 31, 2019	39.0	9.8	$0.5	$574.7	$(524.9)	$(162.4)	$781.0	$668.9

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$92.0	$292.5	$328.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	136.0	130.2	110.6
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	(0.5)	0.6	5.1
Deferred income tax	(37.4)	5.3	14.8
Share-based compensation expense	13.5	15.8	13.8
Earnings of unconsolidated affiliates, net of dividends	(9.0)	(26.6)	5.3
Unrealized net (gain) loss on foreign exchange forward contracts	3.0	(0.9)	2.6
Loss on extinguishment of long-term debt	—	0.2	65.3
Gain on sale of businesses and other assets	(0.7)	(1.0)	(10.5)
Impairment charges	0.2	1.9	4.3
Gain on bargain purchase	(4.7)	—	—
Pension curtailment and settlement (gain) loss	0.8	0.6	(21.6)
Changes in assets and liabilities
Accounts receivable	66.6	21.2	(51.8)
Inventories	70.7	(16.0)	(80.2)
Accounts payable and other current liabilities	(1.7)	(43.8)	9.3
Income taxes payable	(10.9)	(19.7)	9.9
Other assets, net	(0.2)	(4.4)	(4.5)
Other liabilities, net	4.8	10.6	(9.4)
Cash provided by operating activities	322.5	366.5	391.3
Cash flows from investing activities
Capital expenditures	(110.1)	(121.4)	(147.4)
Net cash received (paid) for asset and business acquisitions, net of cash acquired	0.1	—	(82.3)
Proceeds from capital expenditures subsidy	—	1.0	—
Proceeds from the sale of businesses and other assets	0.7	1.7	46.2
Distributions from unconsolidated affiliates	—	—	0.9
Cash used in investing activities	(109.3)	(118.7)	(182.6)
Cash flows from financing activities
Deferred financing fees	—	(0.6)	(21.5)
Short-term borrowings, net	(10.6)	(0.3)	(0.3)
Purchase of treasury shares	(119.7)	(142.9)	(88.9)
Dividends paid	(65.7)	(66.0)	(58.0)
Proceeds from exercise of option awards	0.9	2.8	9.3
Withholding taxes paid on restricted share units	(4.6)	(8.2)	(0.3)
Net proceeds from issuance of 2024 Term Loan B	—	696.5	700.0
Repayments of 2024 Term Loan B	(7.0)	(703.5)	(1.8)
Repayments of 2021 Term Loan B	—	—	(492.5)
Net proceeds from issuance of 2025 Senior Notes	—	—	500.0
Repayments of 2022 Senior Notes	—	—	(746.0)
Prepayment penalty on long-term debt	—	—	(53.0)
Cash used in financing activities	(206.7)	(222.2)	(253.0)
Effect of exchange rates on cash	(1.4)	(6.1)	12.0
Net change in cash, cash equivalents, and restricted cash	5.1	19.5	(32.3)
Cash, cash equivalents, and restricted cash—beginning of period	452.3	432.8	465.1
Cash, cash equivalents, and restricted cash—end of period	$457.4	$452.3	$432.8
Less: Restricted cash, included in "Other current assets"	(1.2)	—	—
Cash and cash equivalents—end of period	$456.2	$452.3	$432.8
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$66.3	$85.2	$75.0
Cash paid for interest, net of amounts capitalized	$39.7	$50.7	$63.3
Accrual for property, plant and equipment	$17.2	$10.2	$15.6

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

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2019, the Company’s production facilities included 32 manufacturing plants (which included a total of 77 production units) at 24 sites across 12 countries, including its joint venture. Additionally, as of December 31, 2019, the Company operated 10 research and development (“R&D”) facilities globally, including mini plants, development centers, and pilot coaters.

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under six segments, Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 11 for further discussion of the Company’s Accounts Receivable Securitization Facility, which qualifies as a VIE and is consolidated within the Company’s financial statements.

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

As of December 31, 2019 and 2018, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment and certain foreign exchange forward contracts and interest rate swap agreements that were designated as cash flow hedges. As of December 31, 2019 and 2018, the Company also had certain fixed-for-fixed cross currency swaps (“CCS”) outstanding, which swap U.S. dollar principal and interest payments on the Company’s 2025 Senior Notes for euro-denominated payments. The Company’s CCS have been designated as a hedge of its net investment in certain European subsidiaries. The CCS were initially designated as a hedge effective September 1, 2017 and were subsequently re-designated as a net investment hedge in conjunction with the Company’s adoption of new hedge accounting guidance effective April 1, 2018.

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

For the years ended December 31, 2019 and 2018, the Company recognized net foreign exchange transaction losses of $6.2 million and $15.8 million, respectively, while for the year ended December 31, 2017, the Company recognized a net foreign exchange transaction gain of $20.6 million. These amounts exclude the impacts of foreign exchange forward contracts discussed above.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2019 and 2018, there were no accruals for environmental liabilities recorded.

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

Expenditures for maintenance and repairs are recorded in the consolidated statements of operations as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activity, or turnaround activities, that increase the Company’s manufacturing plants’ output and improve production efficiency as compared to pre-turnaround operations. As of December 31, 2019 and 2018, $23.1 million and $15.1 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

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

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. Refer to Note 20 for information on the Company’s assets classified as held-for-sale as of December 31, 2019.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The Company utilizes a market approach and an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units. When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification (“ASC”) 350. The annual impairment assessment is completed using a measurement date of October 1. No goodwill impairment losses were recorded in the years ended December 31, 2019, 2018, and 2017.

Finite-lived intangible assets, such as developed technology, customer relationships, manufacturing capacity rights, and computer software for internal use are amortized on a straight-line basis over their estimated useful life and are reviewed for impairment or obsolescence if events or changes in circumstances indicate that their carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows. No intangible asset impairment losses were recorded in the years ended December 31, 2019, 2018, and 2017.

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

Restricted Cash and Cash Equivalents

Restrictions on the Company’s cash and cash equivalents are primarily related to customs requirements. As of December 31, 2019 and 2018, the Company had restricted cash and cash equivalents of $1.2 million and $0.0 million, respectively, included within “Other current assets” in the consolidated balance sheets.

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

The amount of net sales recognized varies with changes in returns, rebates, cash sales incentives, and other allowances offered to customers based on the Company's experience. For arrangements where the period between customer payment and transfer of goods/services is determined to be one year or less at contract inception, the Company applies the practical expedient exception available under ASC 606 and does not adjust the promised amount of consideration under the contract for the effects of a significant financing component. Additionally, the Company’s incremental costs of obtaining contracts are expensed as incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less, and are included within “Selling, general and administrative expenses” in the consolidated statements of operations, pursuant to the practical expedient in ASC 606.

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

Total R&D costs included in SG&A expenses were $54.6 million, $56.0 million, and $54.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were $1.8 million, $1.6 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Restructuring charges included within SG&A expenses were $18.6 million, $9.3 million, and $8.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Refer to Note 20 for further information.

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

Recent Accounting Guidance

In February 2016, the FASB issued guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize on the consolidated balance sheets lease liabilities and corresponding right-of-use assets (“ROU”) for all leases with terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new guidance must be adopted using a modified retrospective transition, applying the new standard to all leases existing at the date of initial application. The Company adopted the standard effective January 1, 2019, and as a result, the Company recorded ROU assets and lease liabilities of $73.0 million and $72.4 million, respectively, on the consolidated balance sheet as of January 1, 2019. The Company’s adoption of this standard did not result in a cumulative effect adjustment being recorded to opening retained earnings as of January 1, 2019 and did not have a material impact on the Company’s consolidated statements of operations or cash flows. Refer to Note 23 for new disclosure requirements in effect as a result of this adoption.

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension plans or other postretirement plans. Under the guidance, the Company is required to disclose reasons for significant gains and losses related to changes in the benefit obligation for the period. The Company adopted this guidance during the fourth quarter of 2019 on a retrospective basis, which did not result in material impact on its consolidated financial statements. Refer to Note 16 for new disclosure requirements in effect as a result of this adoption.

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

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The amended guidance includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. This guidance is effective for public business entities for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the timing and impacts of adopting this guidance on its consolidated financial statements.

NOTE 3—NET SALES

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where the sales originated), by segment for the years ended December 31, 2019, 2018, and 2017.

	Latex	Synthetic	Performance
Year Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
December 31, 2019
United States	$263.7	$—	$305.9	$—	$10.7	$580.3
Europe	388.5	441.3	735.9	448.8	148.8	2,163.3
Asia-Pacific	239.3	—	238.2	360.6	96.6	934.7
Rest of World	11.3	—	86.2	—	—	97.5
Total	$902.8	$441.3	$1,366.2	$809.4	$256.1	$3,775.8
December 31, 2018
United States	$288.2	$—	$326.4	$0.2	$12.5	$627.3
Europe	459.4	572.5	931.2	607.8	211.7	2,782.6
Asia-Pacific	306.6	—	226.2	409.1	162.4	1,104.3
Rest of World	14.8	—	93.8	—	—	108.6
Total	$1,069.0	$572.5	$1,577.6	$1,017.1	$386.6	$4,622.8
December 31, 2017
United States	$290.9	$—	$297.4	$1.0	$13.4	$602.7
Europe	468.5	582.8	866.3	571.7	199.6	2,688.9
Asia-Pacific	320.6	—	167.4	368.7	194.7	1,051.4
Rest of World	17.1	—	88.0	—	—	105.1
Total	$1,097.1	$582.8	$1,419.1	$941.4	$407.7	$4,448.1

For all material contracts with customers, control is transferred and sales are recognized at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The

Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted-average of 58 days as of December 31, 2019), also varying by segment and region.

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

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the year ended December 31, 2019, the impact of recognizing changes in selling prices related to prior periods was immaterial.

NOTE 4—ACQUISITIONS AND DIVESTITURES

Acquisition of API Plastics

In July 2017, the Company acquired 100% of the equity interest of API Applicazioni Plastiche Industriali S.p.A (“API Plastics”) a privately held company that manufactures soft-touch polymers and bioplastics, such as thermoplastic elastomers (“TPEs”). The gross purchase price for the acquisition was $90.6 million, inclusive of $8.4 million of cash acquired, yielding a net purchase price of $82.3 million, which was paid for in the year ended December 31, 2017. Of the total consideration for the transaction, the Company allocated $28.3 million to goodwill, based on the expected future cash flows of the acquired business. The Company finalized the purchase price allocation for API Plastics during the third quarter of 2018, which is described in further detail in its Form 10-K filed on February 28, 2019.

Acquisition of Latex Binders Assets in Germany

On October 1, 2019, the Company completed the acquisition from Dow of its latex binder production facilities and related infrastructure in Rheinmünster, Germany. The transaction includes full ownership and operational control of latex production facilities, site infrastructure, and service contracts, as well as certain employees transferring from Dow to Trinseo. This acquisition provides Trinseo with manufacturing assets supporting its strategy to grow its Latex Binders business in applications serving the coatings, adhesives, specialty paper, and sealants markets. The transaction, which is being accounted for as a business combination, did not require any upfront cash outlay from Trinseo. The Company assumed net liabilities of $2.0 million as well as employees transferred in connection with the acquisition, as detailed in the table below. In exchange for the net liabilities assumed, Trinseo received net cash of $6.7 million.

The Company allocated the purchase price of the acquisition, which was represented by the value of the pension liabilities assumed net of cash and net assets received in connection with the transaction, to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. There was an excess in the aggregate fair value of the identifiable net assets acquired over the purchase price, which was recorded as a bargain purchase gain of $4.7 million during the fourth quarter of 2019. There were no intangible assets identified in conjunction with this acquisition.

The Company calculated the fair value of the assets acquired and certain liabilities assumed using the market, cost, and income approaches (or a combination thereof). Fair values of assets and certain liabilities were determined based on Level 3 inputs including comparable asset sale information, discount rates, anticipated useful lives and depreciation curves, and estimated future cash flows. The fair value of pension liabilities assumed was determined in accordance with ASC 715 using key inputs including, but not limited to, discount rates, expected rates of return on plan assets, and future compensation growth rates. The various inputs used in the asset and pension valuations require management judgment.

The purchase price allocation is based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date become available. Additional information is being gathered to finalize these preliminary measurements, particularly with respect to property, plant and equipment, inventory, deferred income taxes and pension liabilities. Further adjustments may be necessary as a result of the Company’s ongoing assessment of additional information related to the fair value of assets acquired and liabilities assumed, including the bargain purchase gain, during the measurement period.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

October 1,
2019
Inventories	$3.9
Property, plant, and equipment	48.2
Right-of-use-assets - operating	0.3
Total fair value of assets acquired	52.4
Accrued expenses and other current liabilities	(0.6)
Noncurrent lease liabilities - operating	(0.3)
Deferred income tax liabilities	(2.0)
Other noncurrent obligations(1)	(51.5)
Total fair value of liabilities assumed	$(54.4)
Net liabilities assumed	$(2.0)
Net cash received	$6.7
Bargain purchase gain(2)	$4.7

(1)	Relates primarily to pension liabilities of $44.5 million and unfavorable leasehold interest of $7.0 million. The unfavorable leasehold interest is being amortized over its estimated remaining useful life of 18 years.
(2)	The bargain purchase gain is included within “Other expense (income), net” in the consolidated statement of operations for the year ended December 31, 2019.

During the year ended December 31, 2019, $2.2 million of expense was incurred related to jurisdictional asset transfer taxes expected to be paid in conjunction with this acquisition, which were included within “Other expense (income), net” in the consolidated statement of operations. Furthermore, during the year ended December 31, 2019, transaction and integration costs related to advisory and professional fees incurred in conjunction with the acquisition were $1.6 million, and are included within “Selling, general and administrative expenses” in the consolidated statement of operations. Pro forma results of operations information have not been presented as the effect of the acquisition is not material. The operating results of the acquisition are included within the Company’s consolidated statement of operations since the acquisition date of October 1, 2019 and were not material for the year ended December 31, 2019.

Divestiture of Brazil Business

During the second quarter of 2016, the Company signed a definitive agreement to sell Trinseo do Brasil Comercio de Produtos Quimicos Ltda. (“Trinseo Brazil”), its primary operating entity in Brazil which included both a latex binders and PC & Compounding business. Under the agreement of sale, which closed on October 1, 2016, Trinseo Brazil was sold to a single counterparty, for a selling price that is subject to certain contingent consideration payments, which could be paid by the buyer over a five-year period subsequent to the closing date, based on the results of the Trinseo Brazil latex binders business during that time. During the year ended December 31, 2017, the Company received $1.7 million in proceeds from the sale of these businesses. During the years ended December 31, 2019 and 2018, the Company recognized $0.7 million and $1.0 million, respectively, of consideration earned for the performance of the transferred latex binders business, of which $0.7 million and $0.5 million, respectively, was received in cash.

NOTE 5—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the year ended December 31, 2019, the Company had one joint venture: Americas Styrenics, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP. Previously, the Company also had a 50% share in Sumika Styron Polycarbonate Limited (“Sumika Styron Polycarbonate,” a PC joint venture with Sumitomo Chemical Company Limited), until the sale of the Company’s investment in the joint venture during the first quarter of 2017, as discussed further below. Investments held in unconsolidated affiliates are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment. The results of Sumika Styron Polycarbonate were included within the Performance Plastics segment prior to the sale of this investment.

Equity in earnings from unconsolidated affiliates was $119.0 million, $144.1 million, and $123.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Both of the unconsolidated affiliates are privately held companies; therefore, quoted market prices for their equity interests are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below. This table includes summarized financial information for Sumika Styron Polycarbonate through the date of sale in January 2017.

	December 31,
	2019	2018
Current assets	$326.6	$373.4
Noncurrent assets	247.7	236.2
Total assets	$574.3	$609.6
Current liabilities	$158.8	$167.2
Noncurrent liabilities	18.5	17.4
Total liabilities	$177.3	$184.6

	Year Ended
	December 31,
	2019	2018	2017
Sales	$1,486.1	$1,825.7	$1,798.1
Gross profit	$243.2	$310.2	$244.3
Net income	$192.5	$260.2	$196.3

There were no sales to unconsolidated affiliates for the year ended December 31, 2019 and 2018. Sales to unconsolidated affiliates for the year ended December 31, 2017 were $3.6 million. Purchases from unconsolidated affiliates were $81.9 million, $91.5 million, and $78.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019 and 2018, respectively, $0.1 million and $0.1 million due from unconsolidated affiliates was included in “Accounts receivable, net of allowance” and $6.3 million and $5.4 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

Americas Styrenics

As of December 31, 2019 and 2018, respectively, the Company’s investment in Americas Styrenics was $188.1 million and $179.1 million, which was $10.3 million, and $33.3 million less than the Company’s 50% share of Americas Styrenics’ underlying net assets. These amounts represent the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted-average remaining useful life of the contributed assets of approximately 1.5 years as of December 31, 2019. The Company received dividends from Americas Styrenics of $110.0 million, $117.5 million, and $120.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Due to the sale in January 2017, the Company no longer had an investment in Sumika Styron Polycarbonate as of December 31, 2017. The Company received dividends from Sumika Styron Polycarbonate of $9.8 million for the year ended December 31, 2017.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2019	2018
Trade receivables	$455.0	$535.4
Non-income tax receivables	63.4	74.6
Other receivables	57.7	44.2
Less: allowance for doubtful accounts	(5.3)	(6.1)
Total	$570.8	$648.1

For the years ended December 31, 2019, 2018, and 2017, the Company recognized bad debt expense (benefit) of $(0.7) million, $0.6 million, and $1.5 million, respectively.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	December 31,
	2019	2018
Finished goods	$210.8	$269.8
Raw materials and semi-finished goods	190.1	205.8
Supplies	37.3	34.8
Total	$438.2	$510.4

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	December 31,
	Lives (Years)	2019	2018
Land	N/A	$53.0	$26.0
Land and waterway improvements	1 - 20	26.9	18.4
Buildings	10 - 50	110.7	97.0
Machinery and equipment	3 - 10	955.5	912.9
Leasehold interests	9 - 40	41.6	40.9
Other property	1 - 20	47.4	34.8	(1)
Construction in process	N/A	56.4	52.7
Property, plant and equipment		1,291.5	1,182.7
Less: accumulated depreciation		(665.7)	(590.6)
Property, plant and equipment, net		$625.8	$592.1
(1)	This prior year amount has been reclassified within the table to conform to the current year presentation.

	Year Ended
	December 31,
	2019	2018	2017
Depreciation expense	$96.9	$95.7	$77.9
Capitalized interest	$3.0	$3.6	$5.0

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the annual changes in the carrying amount of goodwill, by segment, from December 31, 2017 through December 31, 2019:

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2017	$16.5	$11.7	$39.6	$4.7	$—	$—	$72.5
Foreign currency impact	(0.6)	(0.4)	(2.3)	(0.2)	—	—	(3.5)
Balance at December 31, 2018	$15.9	$11.3	$37.3	$4.5	$—	$—	$69.0
Foreign currency impact	(0.3)	(0.3)	(0.6)	(0.1)	—	—	(1.3)
Balance at December 31, 2019	$15.6	$11.0	$36.7	$4.4	$—	$—	$67.7

Goodwill impairment testing is performed annually as of October 1. In 2019, the Company performed its annual impairment test for goodwill and determined that the estimated fair value of each reporting unit was in excess of the carrying value indicating that none of the Company’s goodwill was impaired. The Company concluded there were no goodwill impairments or triggering events for the years ended December 31, 2019, 2018, and 2017.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2019 and 2018:

		December 31, 2019			December 31, 2018
	Estimated Useful	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed technology	9 - 15	$188.6	$(117.2)	$71.4	$192.3	$(105.6)	$86.7
Customer Relationships	19	13.8	(1.8)	12.0	14.1	(1.1)	13.0
Manufacturing Capacity Rights	6	22.1	(20.0)	2.1	21.8	(16.8)	5.0
Software	5 - 10	119.2	(50.0)	69.2	101.9	(35.3)	66.6
Software in development	N/A	34.7	—	34.7	17.2	—	17.2
Other	3	4.3	(2.2)	2.1	3.9	(1.3)	2.6
Total		$382.7	$(191.2)	$191.5	$351.2	$(160.1)	$191.1

Amortization expense related to finite-lived intangible assets totaled $33.0 million, $29.7 million, and $27.0 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2020	2021	2022	2023	2024
$30.6	$26.6	$25.7	$25.3	$24.9

NOTE 10—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2019	2018
Trade payables	$304.6	$319.9
Other payables	38.4	34.3
Total	$343.0	$354.2

NOTE 11—DEBT

Refer to discussion below for details and definitions of the Company’s debt facilities. The Company was in compliance with all debt related covenants as of December 31, 2019 and 2018.

			December 31, 2019
	Interest Rate as of December 31, 2019	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	3.799%	September 2024	$684.3	$(13.7)	$670.6
2022 Revolving Facility(2)	Various	September 2022	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(7.3)	492.7
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—
Other indebtedness	Various	Various	10.4	—	10.4
Total debt			$1,194.7	$(21.0)	$1,173.7
Less: current portion(4)					(11.1)
Total long-term debt, net of unamortized deferred financing fees					$1,162.6

			December 31, 2018
	Interest Rate as of December 31, 2018	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	4.522%	September 2024	$691.3	$(16.2)	$675.1
2022 Revolving Facility(2)	Various	September 2022	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(8.4)	491.6
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—
Other indebtedness	Various	Various	1.1	—	1.1
Total debt			$1,192.4	$(24.6)	$1,167.8
Less: current portion					(7.0)
Total long-term debt, net of unamortized deferred financing fees					$1,160.8
(1)	This caption does not include unamortized deferred financing fees of $2.6 million and $3.6 million as of December 31, 2019 and 2018, respectively, related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the consolidated balance sheets.
(2)	The Company had $361.0 million (net of $14.0 million outstanding letters of credit) of funds available for borrowing under this facility as of December 31, 2019. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of December 31, 2019, the Company had $137.6 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed charges are 1.00%.
(4)	As of December 31, 2019 and 2018, the current portion of long-term debt is primarily related to $7.0 million of scheduled future principal payments on the 2024 Term Loan B.

Total interest expense, net recognized during the years ended December 31, 2019, 2018, and 2017, was $39.3 million, $46.4 million, and $70.1 million, respectively, of which $4.7 million, $4.5 million, and $5.1 million, respectively, represented amortization of deferred financing fees and debt discounts. Total accrued interest on outstanding debt as of December 31, 2019 and 2018 was $4.4 million, excluding the impact of the CCS (see Note 12). Accrued interest is recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheets.

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

Fees incurred in connection with the issuance of the 2024 Term Loan B were $12.3 million. A portion of the 2024 Term Loan B met the criteria for modification accounting; thus, $1.2 million of these fees were expensed and included within “Other expense (income), net” in the consolidated statement of operations. The remaining $11.1 million of fees were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees are being amortized along with the remaining $8.1 million of unamortized deferred financing fees from the 2021 Term Loan B (defined above) over the seven-year term of the 2024 Term Loan B using the effective interest method.

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

As of December 31, 2019, the 2024 Term Loan B bears an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.00%, subject to a 0.00% LIBOR floor, which has been the effective rate since May 22, 2018, when the Issuers repriced the interest rate from the initial rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor. The repricing did not affect any of the other terms of the 2024 Term Loan B; however, as a result of the repricing, the Company recognized a $0.2 million loss on extinguishment of long-term debt during the year ended December 31, 2018, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2024 Term Loan B. Fees incurred in connection with the repricing were $1.1 million, of which $0.5 million were expensed and included within “Other expense (income), net” in the consolidated statement of operations during the year ended December 31, 2018 and the remaining $0.6 million were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees associated with the repricing are being amortized along with the remaining unamortized deferred financing fees related to the 2024 Term Loan B over its original seven-year term.

The 2024 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2024 Term Loan B, with the balance to be paid at maturity. As of December 31, 2019 and 2018, $7.0 million of the scheduled future payments related to this facility were classified as current debt on the Company’s consolidated balance sheets.

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

Accounts Receivable Securitization Facility

In 2010, Styron Receivable Funding Ltd. (“SRF”), a VIE in which the Company is the primary beneficiary, executed an agreement for an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”). As of December 31, 2019, the Accounts Receivable Securitization Facility permits borrowings by two of the Company’s subsidiaries, Trinseo Europe GmbH (“TE”) and Trinseo Export GmbH (“Trinseo Export”), up to a total of $150.0 million and matures in September 2021.

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

As of December 31, 2019, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $500.3 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2019:

December 31,
Buy / (Sell)	2019
Euro	$(346.4)
Chinese Yuan	$(48.3)
Swiss Franc	$35.4
Indonesian Rupiah	$(18.5)
Korean Won	$(12.2)

Open foreign exchange forward contracts as of December 31, 2019 have maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of December 31, 2019 have maturities occurring over a period of 12 months and had a net notional U.S. dollar equivalent of $84.0 million.

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

As of December 31, 2019, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million, which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on one-month LIBOR (1.80% as of December 31, 2019) from the counterparties.

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

Effective April 1, 2018, in conjunction with the adoption of new hedge accounting guidance, the Company elected as an accounting policy to re-designate the CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of December 31, 2019, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Prior to April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

As of April 1, 2018, the initial excluded component value related to the CCS was $23.6 million, which the Company elected to amortize as a reduction of “Interest expense, net” in the consolidated statements of operations using the straight-line method over the remaining term of the CCS. Additionally, the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of the CCS are being recognized within “Interest expense, net” in the consolidated statements of operations.

On February 26, 2020, the Company settled its existing CCS and replaced it with a new CCS arrangement that carried substantially the same terms (the “2020 CCS”) as the existing CCS. Upon settlement of the existing CCS, the Company realized net cash proceeds of $51.6 million. Under the 2020 CCS, the Company notionally exchanged $500.0 million at an interest rate of 5.375% for €459.3 million at a weighted average interest rate of 3.672% for approximately 2.7 years, with a final maturity of November 3, 2022. The cash flows under the 2020 CCS are aligned with the Company’s principal and interest obligations on its 5.375% 2025 Senior Notes. The 2020 CCS was executed at an exchange rate of 1.09 USD per euro. The Company does not expect to record any significant gains or losses within the consolidated statements of operations as a result of the above settlement.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended			Year Ended			Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Cost of sales	Interest expense, net	Other expense (income), net	Cost of sales	Interest expense, net	Other expense (income), net	Cost of sales	Interest expense, net	Other expense (income), net
Total amount of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$3,446.9	$39.3	$4.0	$4,094.0	$46.4	$3.5	$3,807.8	$70.1	$(21.5)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$6.7	$—	$—	$(6.0)	$—	$—	$(2.0)	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$0.9	$—	$—	$0.3	$—	$—	$(0.3)	$—

Effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$15.8	$—	$—	$11.8	$—	$—	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$8.0	$—	$—	$21.0	$—	$—	$(19.2)

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the years ended December 31, 2019, 2018, and 2017:

	Gain (Loss) Recognized in AOCI on Balance Sheets
	Year Ended
	December 31,
	2019	2018	2017
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(2.2)	$13.3	$(21.3)
Interest rate swaps	(6.1)	1.7	2.9
Total	$(8.3)	$15.0	$(18.4)
Designated as Net Investment Hedges
Euro Notes	$—	$—	$38.6
Cross currency swaps (CCS)	$17.9	$23.7	$(17.5)
Total	$17.9	$23.7	$21.1

The Company recorded gains of $8.0 million and $21.0 million during the years ended December 31, 2019 and 2018, respectively, and losses of $19.2 million during the year ended December 31, 2017 from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction losses of $6.2 million and $15.8 million during the years ended December 31, 2019 and 2018, respectively, and gains of $20.6 million during the year ended December 31, 2017, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the consolidated statements of cash flows.

The Company expects to reclassify in the next 12 months an approximate $0.1 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of December 31, 2019 based on current foreign exchange rates.

The following tables summarize the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the consolidated balance sheets:

	December 31, 2019
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1.1	$—	$—	$8.6	$9.7
Deferred charges and other assets	—	—	—	19.2	19.2
Gross derivative asset position	1.1	—	—	27.8	28.9
Less: Counterparty netting	(0.4)	—	—	—	(0.4)
Net derivative asset position	$0.7	$—	$—	$27.8	$28.5
Liability Derivatives:
Accounts payable	$(5.7)	$(0.5)	$(0.4)	$—	$(6.6)
Other noncurrent obligations	—	—	(1.0)	—	(1.0)
Gross derivative liability position	(5.7)	(0.5)	(1.4)	—	(7.6)
Less: Counterparty netting	0.5	—	—	—	0.5
Net derivative liability position	$(5.2)	$(0.5)	$(1.4)	$—	$(7.1)
Total net derivative position	$(4.5)	$(0.5)	$(1.4)	$27.8	$21.4

	December 31, 2018
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.6	$1.9	$1.5	$8.1	$12.1
Deferred charges and other assets	—	—	3.2	—	3.2
Gross derivative asset position	0.6	1.9	4.7	8.1	15.3
Less: Counterparty netting	(0.5)	—	—	—	(0.5)
Net derivative asset position	$0.1	$1.9	$4.7	$8.1	$14.8
Liability Derivatives:
Accounts payable	$(2.1)	$—	$—	$—	$(2.1)
Other noncurrent obligations	—	—	—	(3.4)	(3.4)
Gross derivative liability position	(2.1)	—	—	(3.4)	(5.5)
Less: Counterparty netting	0.5	—	—	—	0.5
Net derivative liability position	$(1.6)	$—	$—	$(3.4)	$(5.0)
Total net derivative position	$(1.5)	$1.9	$4.7	$4.7	$9.8

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2019 and 2018:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.7	$—	$0.7
Foreign exchange forward contracts—(Liabilities)	—	(5.2)	—	(5.2)
Foreign exchange cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Interest rate swaps—(Liabilities)	—	(1.4)	—	(1.4)
Cross currency swaps—Assets	—	27.8	—	27.8
Total fair value	$—	$21.4	$—	$21.4

	December 31, 2018
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(1.6)	—	(1.6)
Foreign exchange cash flow hedges—Assets	—	1.9	—	1.9
Interest rate swaps—Assets	—	4.7	—	4.7
Cross currency swaps—Assets	—	8.1	—	8.1
Cross currency swaps—(Liabilities)	—	(3.4)	—	(3.4)
Total fair value	$—	$9.8	$—	$9.8

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2019 and 2018:

	As of	As of
	December 31, 2019	December 31, 2018
2025 Senior Notes	$503.7	$438.3
2024 Term Loan B	686.4	658.9
Total fair value	$1,190.1	$1,097.2

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of December 31, 2019 and 2018.

NOTE 14—INCOME TAXES

Income before income taxes earned within and outside the United States is shown below:

	Year Ended
	December 31,
	2019	2018	2017
United States	$115.3	$147.0	$138.0
Outside of the United States	(10.7)	217.3	273.1
Income before income taxes	$104.6	$364.3	$411.1

The provision for income taxes is composed of:

	Year Ended			Year Ended			Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$16.9	$5.2	$22.1	$22.8	$5.9	$28.7	$33.5	$6.9	$40.4
U.S. state and other	2.8	0.9	3.7	4.1	1.0	5.1	4.8	—	4.8
Non-U.S.	30.3	(43.5)	(13.2)	39.6	(1.6)	38.0	29.7	7.9	37.6
Total	$50.0	$(37.4)	$12.6	$66.5	$5.3	$71.8	$68.0	$14.8	$82.8

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2019	2018		2017
Taxes at U.S. statutory rate(1)	$22.0	$76.5		$143.9
State and local income taxes	3.2	4.3		3.4
Non U.S. statutory rates, including credits	(8.8)	(39.7)	(2)	(97.4)	(2)
U.S. tax effect of foreign earnings and dividends	(1.5)	(2.8)		(1.6)
Unremitted earnings	5.2	2.2		6.6
Change in valuation allowances(3)	45.0	29.9		34.0
Uncertain tax positions	4.0	1.3		(10.7)
Withholding taxes	4.4	3.7		2.9
U.S. manufacturing deduction	—	—		(3.6)
Share-based compensation	(1.0)	(1.9)		(1.1)
Non-deductible interest	2.1	2.2		2.9
Non-deductible other expenses	0.3	1.5		1.2
Provision to return adjustments	3.4	(3.1)		(0.3)
Swiss Tax Reform(3)	(65.0)	—		—
Other—net(4)	(0.7)	(2.3)	(2)	2.6	(2)
Total provision for income taxes	$12.6	$71.8		$82.8
Effective tax rate	12%	20%		20%
(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company. The U.S. statutory rate was 21%, 21%, and 35%, respectively, for the years ended December 31, 2019, 2018, and 2017.
(2)	These prior year amounts have been reclassified within the table to conform to the current year presentation.
(3)	The year ended December 31, 2019 includes a $65.0 million one-time deferred tax benefit recorded as a result of changes in the Swiss federal and cantonal tax rules, which were enacted on August 6, 2019 and October 25, 2019, respectively. This one-time benefit was partially offset by a $25.3 million valuation allowance for the portion of the cantonal deferred tax asset that more likely than not will expire before utilization. See discussion below for further information.
(4)	Included in “Other-net” for the year ended December 31, 2017 is $3.1 million of one-time income tax expense related to the revaluation of the Company’s U.S. federal deferred tax assets and liabilities at the new U.S. federal corporate income tax rate of 21% in accordance with the enactment of the “Tax Cuts and Jobs Act” signed into law on December 22, 2017.

In addition to the footnoted items above, the decrease in provision for income taxes was partially offset by a lower proportion of income before taxes attributable to non-U.S. jurisdictions, including losses not anticipated to provide a tax benefit for the Company in the future.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2019		2018
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$185.9	$—	$157.8	$—
Unremitted earnings	—	24.6	—	19.4
Unconsolidated affiliates	—	11.8	—	5.9
Other accruals and reserves	3.3	—	0.7	—
Property, plant and equipment	—	22.5	—	26.1
Goodwill and other intangible assets(1)	65.1	—	—	0.9
Deferred financing fees	5.4	—	7.7	—
Employee benefits	43.2	—	35.0	—
	302.9	58.9	201.2	52.3
Valuation allowance	(218.0)	—	(167.6)	—
Total	$84.9	$58.9	$33.6	$52.3

(1)	Includes the impact of Swiss federal and cantonal tax reform of $4.2 million and $62.4 million, respectively, as of December 31, 2019, measured at period-end exchange rates. See discussion below for further information.

As of December 31, 2019 and 2018, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated.

Operating loss carryforwards amounted to $748.4 million in 2019 and $601.7 million in 2018. As of December 31, 2019, $51.4 million of the operating loss carryforwards were subject to expiration in 2020 through 2024, and $697.0 million of the operating loss carryforwards expire in years beyond 2024 or have an indefinite carryforward period. The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in Luxembourg, Switzerland and China, of $218.0 million as of December 31, 2019 and $167.6 million as of December 31, 2018.

Swiss federal and cantonal tax reform was enacted on August 6, 2019 and October 25, 2019, respectively, and includes measures such as, the elimination of certain preferential tax regimes and implementation of new tax rates at both the federal and cantonal levels. It also includes transitional relief measures which may provide for future tax deductions. As a result of both the federal and cantonal law changes, the Company recorded a $65.0 million one-time deferred tax benefit for the year ended December 31, 2019, of which $61.6 million was related to cantonal tax law changes. The Company believes it is more likely than not that a portion of the $61.6 million deferred tax benefit recorded as a result of these cantonal tax law changes, will not be realized during the utilization period provided by the legislation, spanning 2025 through 2029. This is based on the Company’s estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period. As a result, the Company recorded a $25.3 million valuation allowance as of December 31, 2019.

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2016	$16.1
Increases related to current year tax positions	—
Increases related to prior year tax positions	0.9
Decreases related to prior year tax positions	(8.0)
Settlement of uncertain tax positions	(0.7)
Decreases due to expiration of statues of limitations	(1.3)
Balance as of December 31, 2017	$7.0
Increases related to current year tax positions	—
Increases related to prior year tax positions	0.5
Decreases related to prior year tax positions	(0.3)
Settlement of uncertain tax positions	—
Decreases due to expiration of statues of limitations	(0.9)
Balance as of December 31, 2018	$6.3
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	3.8
Decreases related to prior year tax positions	—
Settlement of uncertain tax positions	(1.3)
Decrease due to expiration of statutes of limitations	(0.4)
Balance as of December 31, 2019	$9.0

In regard to unrecognized tax benefits, the Company recognized expense related to interest and penalties of $0.8 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively, whereas the Company recognized a benefit related to interest and penalties of $2.4 million during the year ended December 31, 2017. Interest and penalties related to unrecognized tax benefits was included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2019 and 2018, the Company had $1.9 million and $1.0 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $8.3 million will impact the Company’s effective tax rate.

As of December 31, 2019, the Company anticipates that it is reasonably possible that less than $0.1 million of unrecognized tax benefits, including the impact relating to accrued interest and penalties, could be realized within the next 12 months due to the expiration of the statute of limitations in certain jurisdictions.

During the year ended December 31, 2017, the Company recorded a previously unrecognized tax benefit in the amount of $8.5 million, including interest and penalties, upon completion of the 2010 through 2013 audit with the German taxing authority.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below.

Major Tax Jurisdictions	Earliest Open Year
United States: Federal income tax	2014
Germany	2014
Switzerland	2014
Netherlands	2017
Luxembourg	2011
China	2009
Hong Kong	2006
Indonesia	2014
Italy	2010

NOTE 15—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Acquisition, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut, Dalton, Georgia, and Livorno, Italy. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund sites. As of December 31, 2019 and 2018, the Company had no accrued obligations for environmental remediation and restoration costs.

Inherent uncertainties exist in the Company’s potential environmental liabilities primarily due to unknown conditions, whether future claims may fall outside the scope of the indemnity, changing governmental regulations and legal standards regarding liability, and evolving technologies for handling site remediation and restoration. In connection with the Company’s existing indemnification, the possibility is considered remote that environmental remediation costs will have a material adverse impact on the consolidated financial statements over the next 12 months.

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from one to three years. The following table presents the fixed and determinable portion (based on current pricing indexes) of the minimum obligation under the Company’s purchase commitments as of December 31, 2019:

Annual Commitment
2020	2021	2022	2023	2024	Thereafter	Total
$1,038.8	$90.5	$67.0	$—	$—	$—	$1,196.3

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

European Commission Request for Information

On June 6, 2018, Trinseo Europe GmbH, a subsidiary of the Company, received a Request for Information in the form of a letter from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area. The Company subsequently commenced an internal investigation into these commercial activities and discovered instances of inappropriate activity. On October 28, 2019, a supplemental request for information was received from the European Commission. This request was limited to historical employment, entity, and organizational structures, along with certain financial, styrene purchasing, and styrene market information, as well as certain spot styrene purchase contracts. The Company has provided this information and continues to fully cooperate with the European Commission.

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

Assumptions

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Pension Plan Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Discount rate for projected benefit obligation	1.03%	1.86%	1.79%	1.86%	1.80%	1.65%
Discount rate for service cost	N/A	N/A	N/A	1.79%	1.72%	1.64%
Discount rate for interest cost	N/A	N/A	N/A	1.59%	1.53%	1.42%
Rate of increase in future compensation levels	2.81%	2.80%	2.81%	2.80%	2.83%	2.61%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	1.57%	1.54%	1.44%

The weighted-average assumptions used to determine other postretirement benefit (“OPEB”) obligations and net periodic benefit costs are provided below:

	OPEB Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Discount rate for accumulated postretirement benefit obligation	3.48%	4.38%	3.68%	4.38%	3.68%	4.16%
Discount rate for service cost	N/A	N/A	N/A	4.42%	3.70%	4.18%
Discount rate for interest cost	N/A	N/A	N/A	4.14%	3.46%	3.81%
Initial health care cost trend rate	6.70%	6.70%	6.70%	6.70%	6.70%	6.70%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2025	2024	2023	2024	2023	2022

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

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	December 31,				December 31,
	2019	2018	2017		2019	2018	2017
Net periodic benefit cost(1)
Service cost	$13.1	$12.3	$20.5		$0.1	$0.2	$0.2
Interest cost	5.1	4.9	4.9		0.2	0.2	0.3
Expected return on plan assets	(2.2)	(2.1)	(1.7)		—	—	—
Amortization of prior service cost (credit)	(1.1)	(1.1)	(2.0)		—	0.1	0.1
Amortization of net (gain) loss	3.3	4.1	5.6		(0.2)	—	(0.1)
Settlement and curtailment (gain) loss	0.8	0.6	(21.9)	(2)	—	—	—
Net periodic benefit cost	$19.0	$18.7	$5.4		$0.1	$0.5	$0.5
Amounts recognized in other comprehensive income (loss)
Net (gain) loss	$27.9	$(0.6)	$(42.6)		$0.1	$(1.3)	$(0.1)
Amortization of prior service (cost) credit	1.1	1.1	2.0		—	(0.1)	(0.1)
Amortization of net gain (loss)	(3.3)	(4.1)	(5.6)		0.2	—	0.1
Settlement and curtailment gain (loss)	(0.8)	(0.6)	21.9	(2)	—	—	—
Prior service credit	—	(0.5)	—		—	(0.4)	—
Total recognized in other comprehensive income (loss)	24.9	(4.7)	(24.3)		0.3	(1.8)	(0.1)
Net periodic benefit cost	19.0	18.7	5.4		0.1	0.5	0.5
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$43.9	$14.0	$(18.9)		$0.4	$(1.3)	$0.4
(1)	Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the consolidated statements of operations.
(2)	Approximately $21.6 million of this amount related to a curtailment gain on certain of the Company’s pension plans in Europe recorded during the year ended December 31, 2017, which was recorded within “Other expense (income), net” in the consolidated statements of operations. This curtailment was triggered by a plan amendment under which participants will not receive incremental benefits under the existing plan for service provided subsequent to December 31, 2017. Previous participants in the curtailed pension plan became eligible to participate in a new multi-employer plan starting on January 1, 2018.

The changes in the pension benefit obligations, the fair value of plan assets, and the funded status of all significant plans for the years ended December 31, 2019 and 2018 were as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	December 31,		December 31,
	2019	2018	2019	2018
Change in projected benefit obligations
Benefit obligation at beginning of period	$321.9	$321.7	$5.8	$7.1
Service cost	13.1	12.3	0.1	0.2
Interest cost	5.1	4.9	0.2	0.2
Plan participants’ contributions	1.9	1.8	—	—
Actuarial changes in assumptions and experience (1)	45.7	(0.4)	0.1	(1.3)
Benefits paid from fund	0.1	(0.7)	—	—
Benefit payments by employer	(2.3)	(2.3)	—	—
Acquisitions	44.5	—	—	—
Plan amendments	—	(0.5)	—	(0.4)
Curtailments	(3.8)	—	—	—
Settlements	(7.2)	(3.8)	—	—
Other	(0.1)	1.6	—	—
Currency impact	(2.7)	(12.7)	—	—
Benefit obligation at end of period	$416.2	$321.9	$6.2	$5.8
Change in plan assets
Fair value of plan assets at beginning of period	$138.5	$140.1	$—	$—
Actual return on plan assets	16.3	2.4	—	—
Settlements	(7.2)	(3.8)	—	—
Employer contributions	5.7	5.9	—	—
Plan participants’ contributions	1.9	1.8	—	—
Benefits paid	(2.2)	(3.0)	—	—
Currency impact	(1.2)	(4.9)	—	—
Fair value of plan assets at end of period	151.8	138.5	—	—
Funded status at end of period	$(264.4)	$(183.4)	$(6.2)	$(5.8)
(1)	The actuarial loss for the year ended December 31, 2019 was primarily due to the decrease in discount rates during the year, while the actuarial gain for the year ended December 31, 2018 was primarily due to an increase in discount rates during the year.

The net amounts recognized in the consolidated balance sheets as of December 31, 2019 and 2018 were as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	December 31,		December 31,
	2019	2018	2019	2018
Net amounts recognized in the balance sheets as of December 31
Current liabilities	$(5.8)	$(2.7)	$(0.1)	$—
Noncurrent liabilities	(258.6)	(180.7)	(6.1)	(5.8)
Net amounts recognized in the balance sheet	$(264.4)	$(183.4)	$(6.2)	$(5.8)
Accumulated benefit obligation at the end of the period	$380.6	$293.7	$6.2	$5.8
Pretax amounts recognized in AOCI as of December 31
Net prior service cost (credit)	$(3.7)	$(4.8)	$(0.1)	$(0.2)
Net loss (gain)	84.3	60.5	(1.9)	(2.1)
Total at end of period	$80.6	$55.7	$(2.0)	$(2.3)

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

						2025
						through
	2020	2021	2022	2023	2024	2029	Total
Defined benefit pension plans	$17.6	$5.8	$7.1	$9.9	$8.6	$61.3	$110.3
Other postretirement benefit plans	0.1	0.1	0.1	0.2	0.3	2.1	2.9
Total	$17.7	$5.9	$7.2	$10.1	$8.9	$63.4	$113.2

The Company estimates it will make cash contributions, including benefit payments for unfunded plans, of $7.8 million in 2020 to the defined benefit pension plans.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2019 and 2018:

Projected Benefit Obligation	December 31,
Exceeds the Fair Value of Plan Assets	2019	2018
Projected benefit obligations	$319.9	$239.7
Fair value of plan assets	$55.5	$56.3

Accumulated Benefit Obligation	December 31,
Exceeds the Fair Value of Plan Assets	2019	2018
Accumulated benefit obligations	$289.1	$210.8
Fair value of plan assets	$55.5	$50.3

Plan Assets

As of December 31, 2019 and 2018, plan assets totaled $151.8 million and $138.5 million, respectively, consisting of investments in insurance contracts. Investments in the pension plan insurance were valued utilizing unobservable inputs, which are contractually determined based on cash surrender values, returns, fees, and the present value of the future cash flows of the contracts.

Insurance contracts are classified as Level 3 investments. Changes in the fair value of these Level 3 investments during the years ended December 31, 2019 and 2018 are included in the “Change in plan assets” table above.

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

Supplemental Employee Retirement Plan

The Company established a non-qualified supplemental employee retirement plan in 2010. The net benefit costs recognized for this plan during the years ended December 31, 2019, 2018, and 2017 were $0.3 million, $0.8 million, and $1.1 million, respectively. This plan was concluded in 2019 and all remaining benefit payments were completed during the year ended December 31, 2019. There were no benefit obligations under this plan as of December 31, 2019 and there were $15.5 million of benefit obligations as of December 31, 2018. As of December 31, 2019 and 2018, the amounts of net loss included in AOCI were $0.0 million and $0.3 million, respectively, with $0.3 million and $0.5 million amortized from AOCI into net periodic benefit costs during the years ended December 31, 2019 and 2018, respectively.

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including Hong Kong, Korea, The Netherlands, Indonesia, Taiwan, and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. During the years ended December 31, 2019, 2018, and 2017, the Company contributed $11.1 million, $7.9 million, and $8.4 million, respectively, to the defined contribution plans.

Multiemployer Plans

The Company also has a multiemployer plan in The Netherlands for a closed population of employees. The Company’s contributions to the plan are generally determined as a percentage of the participants’ salaries. During the years ended December 31, 2019 and 2018, the Company recorded expense of $4.3 million and $4.5 million, respectively, related to the plan, and made contributions of $4.2 million and $3.8 million, respectively, to the plan.

NOTE 17—SHARE-BASED COMPENSATION

Summary of Share-based Compensation Expense

Share-based compensation expense, which is recorded within “Selling, general and administrative expenses” in the consolidated statements of operations, was as follows for the years ended December 31, 2019, 2018, and 2017. Share amounts in the tables below are in whole numbers, unless otherwise indicated.

				As of
				December 31, 2019
	Year Ended December 31,			Unrecognized	Weighted
	2019	2018	2017	Compensation Cost	Average Years
2014 Omnibus Plan Awards
RSUs	$7.5	$8.8	$8.6	$8.6	1.8
Option Awards	3.1	4.4	4.1	1.4	1.3
PSUs	2.9	2.6	1.1	3.3	2.0
Total share-based compensation expense	$13.5	$15.8	$13.8

2014 Omnibus Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014 and amended on June 19, 2019, under which 5.3 million ordinary shares is the maximum number that may be delivered upon satisfaction of awards granted. Following the IPO, all equity-based awards granted by the Company have been granted under the 2014 Omnibus Plan, which provides for awards of share options, share appreciation rights, restricted shares, unrestricted shares, share units, performance awards, cash awards and other awards convertible into or otherwise based on ordinary shares of the Company. Since the IPO, the board of directors of the Company has approved equity award grants for certain directors, executives, and employees, including RSUs, option awards, and PSUs.

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

The following table summarizes the activity for RSUs during the year ended December 31, 2019:

		Weighted-Average
		Grant Date
Restricted Share Units	Shares	Fair Value per Share
Unvested, December 31, 2018	492,149	$48.82
Granted	236,156	48.63
Vested	(319,580)	33.98
Forfeited	(94,397)	62.45
Unvested, December 31, 2019	314,328	$59.67

The following table summarizes the weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2019, 2018, and 2017 as well as the total fair value of awards vested during those periods:

	Restricted Share Units
	Weighted-Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2019	$48.63	$10.9
Year Ended December 31, 2018	$79.18	$7.4
Year Ended December 31, 2017	$70.85	$1.3

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

Compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The following table summarizes the activity for option awards during the year ended December 31, 2019:

		Weighted-Average	Weighted-Average	Aggregate
		Exercise Price	Contractual	Intrinsic
Option Awards	Shares	per share	Term (years)	Value
Outstanding as of December 31, 2018	934,338	$46.72
Granted	237,071	51.00
Exercised	(40,263)	23.82
Forfeited	(27,220)	60.19
Expired	(6,214)	58.64
Outstanding as of December 31, 2019	1,097,712	$48.08	6.1	$6.2
Exercisable as of December 31, 2019	688,131	$38.91	5.3	$6.2
Expected to vest as of December 31, 2019	409,581	$63.49	7.5	$—

During the years ended December 31, 2019, 2018, and 2017, the total intrinsic value of option awards exercised was $0.7 million, $6.7 million, and $21.4 million, respectively. The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of said awards and the expected volatility of the price of the Company’s ordinary shares.

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

The following are the weighted-average assumptions used within the Black-Scholes pricing model for grants during the years ended December 31, 2019, 2018, and 2017:

		Year Ended
		December 31,
	2019	2018	2017
Expected term (in years)	5.50	5.50	5.50
Expected volatility	36.00%	32.00%	35.00%
Risk-free interest rate	2.53%	2.71%	2.19%
Dividend yield	2.00%	2.00%	2.00%

Utilizing the above assumptions, the weighted-average grant date fair value per option award granted in the years ended December 31, 2019, 2018, and 2017 was $15.40, $22.29, and $20.61, respectively.

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

The following table summarizes the activity for PSUs during the year ended December 31, 2019:

		Weighted-Average
		Grant Date
Performance Share Units	Shares	Fair Value per Share
Unvested, December 31, 2018	116,362	$82.10
Granted	117,053	54.01
Vested	—	—
Forfeited	(97,158)	66.93
Unvested, December 31, 2019	136,257	$68.78

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

The following are the weighted-average assumptions used within the Monte Carlo valuation model for grants during the years ended December 31, 2019 and 2018:

		Year Ended
		December 31,
	2019	2018	2017
Expected term (in years)	3.00	3.00	3.00
Expected volatility	36.40%	35.03%	39.00%
Risk-free interest rate	2.58%	2.55%	1.56%
Share Price	$50.95	$79.42	$71.45

Utilizing the above assumptions, the total grant date fair value for PSU awards granted in the years ended December 31, 2019, 2018 and 2017 was $6.3 million, $6.1 million and $3.9 million, respectively.

NOTE 18—RELATED PARTY AND DOW TRANSACTIONS

Dow Transactions

The Company has entered into certain agreements with Dow, including the Second Amended and Restated Master Outsourcing Services Agreement, which was modified on June 1, 2013 (“SAR MOSA”), site and operating services agreements, and supply agreements.

The SAR MOSA provides for ongoing worldwide services from Dow in areas such as information technology, enterprise resource planning, finance, environmental health and safety, training, customer service, marketing and sales support, supply chain and certain sourcing and transactional procurement services. This agreement is effective through December 31, 2020, with automatic two-year renewals, barring six-months’ notice of non-renewal provided by either party. The Company has the ability to terminate all or a portion of the services under the SAR MOSA, subject to payment of termination charges, with certain ‘highly integrated’ services following a separate process for evaluation and termination. Either party may terminate for cause or for material breach which is not cured. Dow has the right to terminate the agreement in the event of failure by the Company to pay for the services or in the event of a change of control, as defined in the agreement. During 2018, the Company began efforts to insource, and in some cases outsource to other vendors, certain information technology, procurement, supply chain, and enterprise resource planning services and systems currently provided by Dow. During 2019 and 2018, the Company incurred $68.1 million and $26.1 million, respectively, in costs related to its transition of these services away from Dow and expects to incur further significant costs related to transitioning additional services away from Dow in 2020. The Company has transitioned the majority of the services under the SAR MOSA that were previously provided by Dow as of December 31, 2019, and nearly all of the remaining services under the agreement will be transitioned in the first half of 2020. Based on this transition, the Company’s estimated remaining minimum obligation under the SAR MOSA was approximately $5.0 million as of December 31, 2019.

In addition, the Company entered into various site service agreements with Dow, as amended June 1, 2013 (the “Second Amended and Restated Site Services Agreements,” or “SAR SSAs”). Under the SAR SSAs, general site services are provided at specific facilities co-located with Dow including utilities, site administration, environmental health and safety, site maintenance and supply chain. Conversely, the Company entered into similar agreements with Dow, where at Company-owned sites, it provides such services to Dow. These agreements generally have 25-year terms from the date amended, with options to renew. These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause, including a bankruptcy, liquidation or similar proceeding by the other party, or under certain circumstances for a material breach which is not cured. In addition, the Company may terminate for convenience any services that Dow has agreed to provide that are identified in any site services agreement as “terminable” with 12 months’ prior notice to Dow, dependent upon whether the service is highly integrated into Dow operations. Highly integrated services are agreed to be nonterminable. With respect to “nonterminable” services that Dow has agreed to provide to the Company, such as electricity and steam, the Company generally cannot terminate such services prior to the termination date unless the Company experiences a production unit shut down for which Dow is provided with 15 months’ prior notice, or upon payment of a shutdown fee. Upon expiration or termination, the Company would be obligated to pay a monthly fee to Dow, which obligation extends for a period of 45 (in the case of expiration) to 60 months (in the case of termination) following the respective event of each site services agreement. The agreements under which Dow receives services from the Company may be terminated under the same circumstances and conditions.

The following tables detail expenses incurred during the years ended December 31, 2019, 2018, and 2017 under the SAR MOSA and SAR SSAs by financial statement line item:

	Year Ended December 31, 2019
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$26.2	$160.8	$187.0
Selling, general, and administrative expenses	8.2	3.4	11.6
Total	$34.4	$164.2	$198.6

	Year Ended December 31, 2018
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$39.1	$206.9	$246.0
Selling, general, and administrative expenses	8.5	3.9	12.4
Total	$47.6	$210.8	$258.4

	Year Ended December 31, 2017
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$39.8	$179.2	$219.0
Selling, general, and administrative expenses	9.3	4.1	13.4
Total	$49.1	$183.3	$232.4

The Company has transactions in the normal course of business with Dow and its affiliates. For the years ended December 31, 2019, 2018, and 2017, sales to Dow and its affiliated companies were approximately $80.0 million, $248.4 million, and $235.2 million, respectively. For the years ended December 31, 2019, 2018, and 2017, purchases from Dow and its affiliated companies were approximately $985.9 million, $1,410.6 million, and $1,357.2 million, respectively. Amounts presented represent transactions with Dow and do not include transactions with DuPont companies, noting the entities separated in 2019.

NOTE 19—SEGMENTS

The Company operates under six segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Synthetic Rubber segment produces synthetic rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Performance Plastics segment includes a variety of highly engineered compounds and blends, the Company’s acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, and the Company’s soft-touch polymers and bioplastics business, which includes TPEs. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, and solution styrene- butadiene rubber (“SSBR”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the years ended December 31, 2019, 2018, and 2017. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the years ended December 31, 2019, 2018, and 2017.

	Latex	Synthetic	Performance			Americas	Corporate
Year Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
December 31, 2019
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$119.0	$—	$119.0
Adjusted EBITDA(1)	80.8	40.7	135.1	54.6	7.0	119.0
Investment in unconsolidated affiliates	—	—	—	—	—	188.1	—	188.1
Depreciation and amortization	25.8	44.4	28.8	10.9	12.8	—	13.3	136.0
Capital expenditures(2)	21.4	26.1	26.6	4.1	8.1	—	23.8	110.1
December 31, 2018
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$144.1	$—	$144.1
Adjusted EBITDA(1)	110.4	77.0	188.9	33.7	107.1	144.1
Investment in unconsolidated affiliates	—	—	—	—	—	179.1	—	179.1
Depreciation and amortization	24.9	43.9	28.7	11.6	12.1	—	9.0	130.2
Capital expenditures(2)	17.2	26.8	55.1	3.4	13.2	—	5.7	121.4
December 31, 2017
Equity in earnings of unconsolidated affiliates	$—	$—	$0.8	$—	$—	$122.9	$—	$123.7
Adjusted EBITDA(1)	138.5	83.3	230.9	48.2	110.5	122.9
Investment in unconsolidated affiliates	—	—	—	—	—	152.5	—	152.5
Depreciation and amortization	23.6	35.7	20.0	9.8	12.6	—	8.9	110.6
(1)	The Company’s primary measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring; acquisition related costs and benefits and other items. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations. Other companies in the industry may define segment Adjusted EBITDA differently than the Company, and as a result, it may be difficult to use segment Adjusted EBITDA, or similarly-named financial measures, that other companies may use to compare the performance of those companies to the Company’s segment performance.
(2)	In 2018, capital expenditure information began being reviewed and included with the Company’s reporting to the chief operating decision maker, thus it has been presented above by reportable segment for the years ended December 31, 2019 and 2018.

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Year Ended December 31,
	2019	2018	2017
Income before income taxes	$104.6	$364.3	$411.1
Interest expense, net	39.3	46.4	70.1
Depreciation and amortization	136.0	130.2	110.6
Corporate Unallocated(3)	85.4	88.0	91.8
Adjusted EBITDA Addbacks(4)	71.9	32.3	50.7
Segment Adjusted EBITDA	$437.2	$661.2	$734.3

(3)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(4)	Adjusted EBITDA addbacks for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Loss on extinguishment of long-term debt (Note 11)	$—	$0.2	$65.3
Net gain on disposition of businesses and assets (Note 4)	(0.7)	(1.0)	(9.7)
Restructuring and other charges (Note 20)	18.1	8.2	6.0
Acquisition transaction and integration net costs (benefit) (Note 4)	(0.9)	0.6	4.7
Asset impairment charges or write-offs(a)	—	1.5	4.3
Other items(b)	55.4	22.8	(19.9)
Total Adjusted EBITDA Addbacks	$71.9	$32.3	$50.7
(a)	Asset impairment charges for the years ended December 31, 2018 and 2017 primarily relate to the impairment of certain corporate long-lived assets and certain long-lived assets in the Performance Plastics segment, respectively.
(b)	Other items for the years ended December 31, 2019 and 2018 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, finance, and IT services. Also included within other items for the year ended December 31, 2019 are fees incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the year ended December 31, 2018 are primarily related to fees incurred in conjunction with the Company’s 2024 Term Loan B repricing completed in the second quarter of 2018. Other items for the year ended December 31, 2017 are primarily related to a curtailment gain recorded on certain of the Company’s pension plans in Europe (refer to Note 16 for further information), offset by fees incurred in conjunction with the Company’s debt refinancing which was completed during the third quarter of 2017.

Geographic Information

As of December 31, 2019, the Company operates 32 manufacturing plants (which include a total of 77 production units) at 24 sites in 12 countries, inclusive of its joint venture. It also operates 10 R&D facilities globally, including technology and innovation development centers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location. The Company is incorporated under the existing laws of the Grand Duchy of Luxembourg, as discussed in Note 1, which therefore represents its country of domicile. The Company has no existing long-lived assets or sales generated from this country.

	As of and for the Year Ended
	December 31,
	2019	2018	2017
United States
Sales to external customers	$580.3	$627.3	$602.7
Long-lived assets	44.9	38.6	43.2
Right-of-use assets - operating	10.4	—	—
Europe
Sales to external customers	$2,163.3	$2,782.6	$2,688.9
Long-lived assets	457.7	424.8	449.3
Right-of-use assets - operating	55.1	—	—
Asia-Pacific
Sales to external customers	$934.7	$1,104.3	$1,051.4
Long-lived assets	123.2	128.7	134.4
Right-of-use assets - operating	5.9	—	—
Rest of World
Sales to external customers	$97.5	$108.6	$105.1
Long-lived assets	—	—	0.1
Right-of-use assets - operating	—	—	—
Total
Sales to external customers(1)	$3,775.8	$4,622.8	$4,448.1
Long-lived assets(2)	625.8	592.1	627.0
Right-of-use assets - operating(3)	71.4	—	—
(1)	Sales to external customers in Germany represented approximately 9%, 9%, and 10% of the total for the years ended December 31, 2019, 2018, and 2017, respectively. Sales to external customers in Hong Kong represented approximately 13% of the total for each of the years ended December 31, 2019, 2018, and 2017. Sales to external customers in China represented approximately 6%, 6%, and 7% of the total for the years ended December 31, 2019, 2018, and 2017, respectively.
(2)	Long-lived assets in Germany represented approximately 46%, 43%, and 45% of the total as of December 31, 2019, 2018, and 2017, respectively. Long-lived assets in The Netherlands represented approximately 17%, 19%, and 15% of the total as of December 31, 2019, 2018, and 2017, respectively. Long-lived assets consist of property, plant and equipment, net. Long-lived assets in China represented approximately 12%, 13%, and 13% of the total as of December 31, 2019, 2018, and 2017, respectively. Amounts include right-of-use assets for finance leases.
(3)	The Company began recognizing operating lease ROU assets on its consolidated balance sheets during the first quarter of 2019 in conjunction with its adoption of the new lease accounting standard, as discussed further in Note 2. Operating lease ROU assets in The Netherlands represented approximately 61% of the total as of December 31, 2019. ROU assets in the United States represented approximately 15% of the total as of December 31, 2019. Operating lease ROU assets in Germany represented approximately 7% of the total as of December 31, 2019.

.

NOTE 20—RESTRUCTURING

Refer to the narrative below for discussion of the Company’s restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the consolidated statements of operations. The following table provides detail of the Company’s restructuring charges for the years ended December 31, 2019, 2018, and 2017:

				Cumulative
	Year Ended December 31,			Life-to-date
	2019	2018	2017	Charges	Segment
Corporate Restructuring Program
Accelerated depreciation	$0.4	$—	$—	$0.4
Employee termination benefits	17.0	—	—	17.0
Contract terminations	0.4	—	—	0.4
Corporate Program Subtotal	$17.8	$—	$—	$17.8	N/A(1)
Synthetic Rubber Restructuring
Employee termination benefits	$—	$5.5	$—	$5.5
Synthetic Rubber Subtotal	$—	$5.5	$—	$5.5	Synthetic Rubber
Terneuzen Compounding Restructuring
Asset impairment/accelerated depreciation	$—	$1.1	$2.0	$3.1
Employee termination benefits	(0.3)	0.5	0.5	0.7
Contract terminations	—	(0.3)	0.6	0.3
Decommissioning and other	0.6	0.6	0.2	2.0
Terneuzen Subtotal	$0.3	$1.9	$3.3	$6.1	Performance Plastics
Livorno Plant Restructuring
Asset impairment/accelerated depreciation	$—	$0.4	$—	$14.7
Employee termination benefits	—	—	0.8	5.4
Contract terminations	—	—	—	0.3
Decommissioning and other	0.5	0.7	2.3	4.2
Livorno Subtotal	$0.5	$1.1	$3.1	$24.6	Latex Binders
Allyn's Point Restructuring
Asset impairment/accelerated depreciation	$—	$—	$—	$7.3
Employee termination benefits	—	—	—	0.8
Decommissioning and other	—	0.8	0.4	2.9
Allyn's Point Subtotal	$—	$0.8	$0.4	$11.0	Latex Binders
Other Restructurings	—	—	1.2		Various
Total Restructuring Charges	$18.6	$9.3	$8.0
(1)	As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following tables provide a rollforward of the liability balances associated with the Company’s restructuring activities as of December 31, 2019 and 2018. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the consolidated balance sheets. The liability balance as of December 31, 2019 primarily represents activity related to the corporate restructuring program. No other individual restructuring activity had a material liability balance as of December 31, 2019 or 2018.

	Balance at			Balance at
	December 31, 2018	Expenses	Deductions(1)	December 31, 2019
Employee termination benefits	$6.4	$16.7	$(5.9)	$17.2
Contract terminations	0.3	0.4	—	0.7
Decommissioning and other	—	1.1	(1.1)	—
Total	$6.7	$18.2	$(7.0)	$17.9

	Balance at			Balance at
	December 31, 2017	Expenses	Deductions(1)	December 31, 2018
Employee termination benefits	$1.4	$6.0	$(1.0)	$6.4
Contract terminations	0.6	(0.3)	—	0.3
Decommissioning and other	—	2.1	(2.1)	—
Total	$2.0	$7.8	$(3.1)	$6.7
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

Corporate Restructuring Program

In November 2019, the Company announced a corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency. The corporate restructuring program is expected to be substantially completed by the end of the first half of 2020. In connection with this restructuring plan, during the fourth quarter of 2019, the Company incurred employee termination benefit charges of $17.0 million, inclusive of a share-based compensation benefit of $1.1 million, and contract termination charges of $0.4 million, which will predominantly be paid in 2020. The Company also incurred accelerated depreciation charges of $0.4 million during the fourth quarter of 2019. The Company expects to incur incremental employee termination benefit charges of $1.5 million, inclusive of pension charges of approximately $0.5 million, as well as contract termination charges of $2.6 million and accelerated depreciation charges of $2.4 million through the end of 2020, the majority of which are expected to be paid during 2020.

Synthetic Rubber Restructuring

In December 2018, the Company announced a reduction in force within its Synthetic Rubber segment in order to more closely align the cost structure of the Synthetic Rubber segment with the current tire market environment. The Company, however, remains committed to providing innovative technologies and solutions to serve the performance tire market. As a result of this restructuring action, during the fourth quarter of 2018, the Company incurred employee termination benefit charges of $5.5 million, which were paid during 2019.

Terneuzen Compounding Restructuring

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. As of December 31, 2019, the new facility is complete, noting certain ongoing quality assurance activities. Substantive production at the prior facility ceased and decommissioning activities began during the second quarter of 2019, which are expected to continue through 2020. The Company estimates it will incur decommissioning and other charges of approximately $0.7 million in 2020, the majority of which are expected to be paid during the first half of the year.

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

In September 2018, the Company entered into a preliminary agreement to sell the land where the former facility is located. This land sale closed on January 10, 2020, for a total purchase price of $12.5 million. Note that $1.3 million of the purchase price was received as a prepayment in 2018, and is recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheets as of the years ended December 31, 2019 and 2018. The remaining purchase price was received in January 2020. The Company expects to record a net gain on sale of less than $1.0 million during the first quarter of 2020.

This land sale was considered probable to close within one year following the balance sheet date as of both December 31, 2019 and 2018. As such, the land is recorded as held-for-sale within “Other current assets” at a value of $11.8 million and $12.0 million, respectively (adjusted for foreign currency impact), and the deferred tax liability associated with that land is recorded as held-for-sale within “Accrued expenses and other current liabilities” at a value of $2.8 million and $2.9 million, respectively (adjusted for foreign currency impact), on the Company’s consolidated balance sheets.

Allyn’s Point Plant Shutdown

In September 2015, the Company approved the plan to close its Allyn’s Point latex binders manufacturing facility in Gales Ferry, Connecticut. This restructuring plan was a strategic business decision to improve the results of the overall Latex Binders segment due to continuing declines in the coated paper industry in North America. Production at the facility ceased at the end of 2015, followed by decommissioning activities which began in 2016. The Company expects to incur a limited amount of decommissioning costs associated with this plant shutdown in 2020, which will be expensed as incurred.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Years Ended December 31, 2019, 2018, and 2017	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2016	$(119.0)	$(63.5)	$12.3	$(170.2)
Other comprehensive income (loss)	24.5	31.8	(20.7)	35.6
Amounts reclassified from AOCI to net income(1)	—	(13.3)	2.3	(11.0)
Balance at December 31, 2017	$(94.5)	$(45.0)	$(6.1)	$(145.6)
Other comprehensive income (loss)	(17.3)	2.5	9.3	(5.5)
Amounts reclassified from AOCI to net income(1)	—	3.1	5.7	8.8
Balance at December 31, 2018	$(111.8)	$(39.4)	$8.9	$(142.3)
Other comprehensive income (loss)	5.1	(19.0)	(0.7)	(14.6)
Amounts reclassified from AOCI to net income(1)	—	2.1	(7.6)	(5.5)
Balance at December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)

(1)	The following is a summary of amounts reclassified from AOCI to net income for the years ended December 31, 2019, 2018, and 2017:

	Amount Reclassified from AOCI
AOCI Components	Year Ended December 31,			Statement of Operations
	2019	2018	2017	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(6.7)	$6.0	$2.0	Cost of sales
Interest rate swaps	(0.9)	(0.3)	0.3	Interest expense, net
Total before tax	(7.6)	5.7	2.3
Tax effect	—	—	—	Provision for income taxes
Total, net of tax	$(7.6)	$5.7	$2.3

Amortization of pension and other postretirement benefit plan items
Curtailment and settlement (gain) loss	$0.8	$0.6	$(21.9)	(a)
Prior service credit	(1.1)	(1.0)	(1.9)	(b)
Net actuarial loss	3.4	4.6	6.4	(b)
Total before tax	3.1	4.2	(17.4)
Tax effect	(1.0)	(1.1)	4.1	Provision for income taxes
Total, net of tax	$2.1	$3.1	$(13.3)
(a)	The amount for the year ended December 31, 2017 primarily relates to the curtailment of certain of the Company’s pension plans in Europe. Refer to Note 16 for further information.
(b)	These AOCI components are included in the computation of net periodic benefit costs. Refer to Note 16 for further information.

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

The following table presents basic EPS and diluted EPS for the years ended December 31, 2019, 2018, and 2017.

	Year Ended
	December 31,
(in millions, except per share data)	2019	2018	2017
Earnings:
Net income	$92.0	$292.5	$328.3
Shares:
Weighted average ordinary shares outstanding	40.3	42.8	43.8
Dilutive effect of RSUs, option awards, and PSUs(1)	0.4	0.9	1.2
Diluted weighted average ordinary shares outstanding	40.7	43.7	45.0
Income per share:
Income per share—basic	$2.28	$6.83	$7.49
Income per share—diluted	$2.26	$6.70	$7.30
(1)	Refer to Note 17 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share were 0.6 million, 0.4 million, and 0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

..

NOTE 23 – LEASES

As discussed in Note 2, effective January 1, 2019, the Company adopted accounting guidance, Topic 842, issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method. As a result, comparative prior periods in the Company’s financial statements are not adjusted for the impacts of the new standard. The Company’s accounting policy and practical expedient elections related to accounting for leases, including those elected as a result of the adoption of Topic 842, are summarized as follows:

●	Package of practical expedients – The Company did not reassess whether expired or existing contracts contain a lease, did not reassess the classification of expired or existing leases, and did not reassess whether lease initial direct costs would qualify for capitalization under the new lease accounting standards.
●	Lease and non-lease components as lessee – For leases across all asset classes in which the Company is a lessee (discussed below), the Company did not separate non-lease components from lease components and instead accounted for these items as a single lease component.
●	Portfolio approach – The Company elected to utilize the portfolio approach under which it did not have to consider the components to apply lease accounting. Specifically, the Company leveraged the portfolio approach in determining the discount rate within multiple asset classes, and in determining the lease term considerations for immaterial asset classes, including, but not limited to, motor vehicles and plant, office, and information technology equipment.
●	Land easements – The Company did not reassess whether existing or expired land easements that were not previously accounted for as leases are or contain a lease under the new lease accounting standards.
●	Use of hindsight and short-term lease exemption – The Company did not elect to utilize either the practical expedient related to the use of hindsight or the election to exclude short-term leases from balance sheet presentation.

The Company's ROU assets and lease liabilities are classified on its consolidated balance sheets as follows:

	As of
	December 31,
	2019	Location on Balance Sheet
Operating lease ROU assets	$71.4	Right-of-use assets - operating
Finance lease ROU assets	7.9	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	14.1	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	58.0	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	2.6	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	5.3	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

Year Ended
December 31,
2019
Finance lease cost:
Amortization of lease ROU assets	$0.8
Interest on lease liabilities	0.1

Operating lease cost	18.2
Variable lease cost	0.2
Total lease cost	$19.3

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

Year Ended
December 31,
2019
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$17.0
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.8

Non-cash lease liability activity(1):
ROU assets obtained in exchange for new operating lease liabilities	$86.2
ROU assets obtained in exchange for new finance lease liabilities	8.8
(1)	Amounts include the impact of adopting the new lease accounting standard effective January 1, 2019.

As of December 31, 2019, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	2020	2021	2022	2023	2024	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating Leases	$16.1	$10.6	$8.8	$8.4	$6.7	$35.3	$85.9	$(13.8)	$72.1
Finance Leases	$2.8	$2.8	$2.3	$0.1	$0.1	$0.3	$8.4	$(0.5)	$7.9
Total	$18.9	$13.4	$11.1	$8.5	$6.8	$35.6	$94.3	$(14.3)	$80.0

As of December 31, 2019, the weighted average remaining lease term of the Company's operating and finance leases was 9.2 and 3.8 years, respectively, and the weighted average discount rate used to determine the lease liability for operating and finance leases was 4.7% and 3.1%, respectively.

As of December 31, 2019, the Company has additional operating leases that have not yet commenced of $3.2 million. These leases are expected to commence in the first quarter of 2020 with lease terms of 0.5 to 5.0 years.

Disclosures related to periods prior to adoption of Topic 842

As discussed above, the Company adopted Topic 842 effective January 1, 2019 using a modified retrospective approach. As required, the following disclosure is provided for periods prior to adoption. The Company’s total future minimum annual rentals in effect at December 31, 2018 for noncancelable operating leases, which were accounted for under the previous leasing standard, ASC 840, were as follows:

Annual Commitment
2019	2020	2021	2022	2023	Thereafter	Total
$17.5	$14.4	$9.0	$10.6	$5.4	$16.0	$72.9

..........................

NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third		Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter		Quarter
2019
Net sales	$1,013.1	$951.8	$922.1		$888.8
Gross profit	97.4	86.2	85.2		60.0
Equity in earnings of unconsolidated affiliates	32.2	40.3	25.7		20.8
Operating income (loss)	60.8	55.1	43.3		(11.2)	(2)
Income before income taxes	46.6	43.7	31.8		(17.5)	(2)
Net income	35.8	28.0	22.5	(1)	5.7	(2) (3)
Net income per share- basic	$0.87	$0.69	$0.56	(1)	$0.14	(2) (3)
Net income per share- diluted	$0.86	$0.68	$0.56	(1)	$0.14	(2) (3)

2018
Net sales	$1,121.6	$1,236.6	$1,199.7		$1,065.0
Gross profit	175.2	162.7	131.6		59.3
Equity in earnings of unconsolidated affiliates	45.5	33.2	34.5		30.8
Operating income	156.3	134.2	106.1		17.7
Income before income taxes	145.2	118.7	93.9		6.4
Net income (loss)	120.3	98.3	74.7		(0.9)
Net income (loss) per share- basic	$2.77	$2.28	$1.75		$(0.02)
Net income (loss) per share- diluted	$2.71	$2.24	$1.72		$(0.02)
(1)	Includes a $7.4 million deferred tax benefit related to the re-measurement of the Company’s deferred tax assets and liabilities in Switzerland due to changes in Swiss Federal tax rules, which were enacted in August 2019. Refer to Note 14 for more information.
(2)	Includes $17.8 million of expense related to the Company’s corporate restructuring program. Refer to Note 20 for further information.
(3)	Includes a net $24.1 million tax benefit, which primarily related to a $32.7 million benefit recorded in connection with the re-measurement of the Company’s deferred tax assets and liabilities in Switzerland due to changes in Swiss Cantonal and Federal tax rules enacted in 2019. This is partially offset by a $6.2 million charge recorded to increase the Company’s reserves for uncertain tax positions. Refer to Note 14 for more information.

.

TRINSEO S.A.

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance at	Charged to	Deduction		Currency	Balance at
	Beginning of	Cost and	from		Translation	End of
	the Period	Expense	Reserves		Adjustments	the Period
Allowance for doubtful accounts:
Year ended December 31, 2019	$6.1	$(0.7)	$(0.2)	(a)	$0.1	$5.3
Year ended December 31, 2018	5.6	0.6	(0.4)	(a)	0.3	6.1
Year ended December 31, 2017	3.1	1.5	(0.1)	(a)	1.1	5.6

Tax valuation allowances:
Year ended December 31, 2019	$167.6	$50.4	$—		$—	$218.0
Year ended December 31, 2018	149.6	19.5	(0.9)		(0.6)	167.6
Year ended December 31, 2017	112.6	35.6	—		1.4	149.6
(a)	Amounts written off, net of recoveries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of

Americas Styrenics LLC

The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americas Styrenics LLC and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

February 12, 2020

We have served as the Company’s auditor since 2008.

 AMERICAS STYRENICS LLC

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(In millions of dollars)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42.2	$31.3
Trade receivables (net of allowance of $2.1 in 2019 and $2.4 in 2018)	117.1	165.4
Related company receivables	6.1	5.5
Inventories	145.7	155.0
Other current assets	15.5	16.2
Total current assets	326.6	373.4
NET PROPERTY, PLANT AND EQUIPMENT	238.6	227.4
INVESTMENT IN UNCONSOLIDATED AFFILIATE	2.7	—
OTHER ASSETS:
Deferred income taxes	1.0	1.3
Other assets	5.4	7.5
Total other assets	6.4	8.8
TOTAL	$574.3	$609.6
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$89.3	$106.0
Related company payables	34.6	29.0
Other payables	14.1	9.3
Income taxes payable	4.3	7.0
Accrued liabilities	16.5	15.9
Total current liabilities	158.8	167.2
POSTRETIREMENT BENEFIT LIABILITY	16.9	15.4
OTHER LONG-TERM LIABILITIES	1.6	2.0
Total liabilities	177.3	184.6
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBERS’ EQUITY:
Members' equity	398.3	425.8
Accumulated other comprehensive loss	(1.3)	(0.8)
Total members’ equity	397.0	425.0
TOTAL	$574.3	$609.6

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(In millions of dollars)

	2019	2018	2017
Net sales	$1,486.1	$1,825.7	$1,783.6
Cost of sales	1,242.9	1,515.5	1,542.8
Gross margin	243.2	310.2	240.8
Technical service and development	2.3	2.7	2.4
Selling and marketing	9.5	8.9	7.5
Administrative	31.3	29.4	27.6
Foreign exchange loss	0.6	1.2	0.4
Equity in loss of investment in unconsolidated affiliate	1.2	—	—
Other operating expense - net	1.2	0.5	0.6
Operating income	197.1	267.5	202.3
Interest income	0.2	0.2	0.2
Other expense - net	(1.3)	(1.3)	(1.3)
Income before income taxes	196.0	266.4	201.2
Income tax expense	(3.5)	(6.2)	(6.8)
Net income	192.5	260.2	194.4
Other comprehensive loss:
Net actuarial (loss) gain	(1.2)	1.1	1.0
Reclassification of prior-service cost to income	0.7	0.7	0.7
Net other comprehensive (loss) income — defined benefit plans	(0.5)	1.8	1.7
Total comprehensive income	$192.0	$262.0	$196.1

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(In millions of dollars)

		Accumulated
		Other
	Members'	Comprehensive
	Equity	Loss	Total
BALANCE—January 1, 2017	$446.2	$(4.3)	$441.9
Distribution to Members	(240.0)	—	(240.0)
Defined benefit plans—other comprehensive income	—	1.7	1.7
Net income	194.4	—	194.4
BALANCE—December 31, 2017	400.6	(2.6)	398.0
Distribution to Members	(235.0)	—	(235.0)
Defined benefit plans—other comprehensive income	—	1.8	1.8
Net income	260.2	—	260.2
BALANCE—December 31, 2018	425.8	(0.8)	425.0
Distribution to Members	(220.0)	—	(220.0)
Defined benefit plans—other comprehensive loss	—	(0.5)	(0.5)
Net income	192.5	—	192.5
BALANCE—December 31, 2019	$398.3	$(1.3)	$397.0

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(In millions of dollars)

	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$192.5	$260.2	$194.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.4	43.0	42.4
Net loss on disposal of assets	0.7	0.2	0.1
Deferred income taxes	0.3	(0.5)	1.0
Equity in loss of investment in unconsolidated affiliate	1.1	—	—
Allowance for doubtful accounts	(0.3)	(0.7)	0.4
Changes in assets and liabilities that provided (used) cash:
Trade receivables	48.6	(18.3)	(26.8)
Related company receivables	(0.6)	0.8	5.0
Inventories	9.3	(20.8)	12.6
Trade payables	(16.7)	(5.6)	42.5
Related company payables	5.6	(7.3)	(0.2)
Other assets and liabilities	7.2	(14.3)	0.9
Net cash provided by operating activities	289.1	236.7	272.3
INVESTING ACTIVITIES:
Capital expenditures	(54.4)	(36.8)	(29.2)
Disposal of assets	—	0.2	0.2
Investment in unconsolidated affiliate	(3.8)	—	—
Net cash used in investing activities	(58.2)	(36.6)	(29.0)
FINANCING ACTIVITY—Distribution to Members	(220.0)	(235.0)	(240.0)
Cash used in financing activity	(220.0)	(235.0)	(240.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10.9	(34.9)	3.3
CASH AND CASH EQUIVALENTS—Beginning of year	31.3	66.2	62.9
CASH AND CASH EQUIVALENTS—End of year	$42.2	$31.3	$66.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activity—capital expenditures payable	$7.6	$10.6	$4.3
Cash paid for income taxes	$3.9	$4.0	$4.5

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018, AND

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(Amounts in millions of dollars)

1.	THE COMPANY

Americas Styrenics LLC is a joint venture between Chevron Phillips Chemical Company LP (“CPChem”) and Trinseo LLC. CPChem and Trinseo LLC are referred to herein as the “Members.” The Members share equally in the profits and losses of the Company.

2.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s subsidiaries and partnership interests are as follows: Americas Styrenics Colombia Ltda, Americas Styrenics de Mexico, de R.L. de C.V., Americas Styrenics Canada Inc., and Americas Styrenics Participacoes LTDA (Brazil).

Nature of Operations—The Company was formed as a joint venture and focuses on styrenics (styrene and polystyrene) production, sales, and distribution in North America and South America.

Cash and Cash Equivalents—Included in cash and cash equivalents, from time to time, are short-term interest-bearing investments on deposit with financial institutions. There were nil and $0.2 of interest-bearing investments at December 31, 2019 and 2018, respectively.

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

Inventories—Inventories at December 31, 2019 and 2018, were as follows:

	2019	2018
Finished goods	$61.4	$57.4
Work in process	32.0	53.5
Raw materials	32.7	24.7
Supplies	19.6	19.4
Total inventories	$145.7	$155.0

Inventories are stated at the lower of cost or net realizable value. Finished products and work-in-process inventories include material, labor, and manufacturing overhead costs. US inventories are accounted for on a last-in, first-out (LIFO) basis. The reserves reducing inventories from a first-in, first-out (FIFO) basis to a LIFO basis amounted to $28.7 at December 31, 2019, and $26.5 at December 31, 2018. In 2019, the liquidation of certain of the Company’s LIFO inventory layers increased operating income by $0.3. Inventories held by foreign subsidiaries are accounted for on a FIFO basis.

Property, Plant, and Equipment—Upon formation of the Company, property, plant, and equipment were recorded at the net book value of the original contributing members (CPChem and The Dow Chemical Company or “Dow”). Current additions of property, plant, and equipment are recorded at cost. The Company provides for depreciation using the straight-line method at rates based on the estimated service lives of the various classes of assets (3–45 years). Expenditures for repairs and maintenance, including major maintenance commonly known as turnarounds, are expensed as incurred. Components of property, plant, and equipment at December 31, 2019 and 2018, are as follows:

	2019	2018
Land and waterway improvements	$13.2	$12.7
Buildings	33.8	32.3
Transportation and construction equipment	63.3	64.5
Machinery and other equipment	914.6	888.7
Utilities and supply lines/other property	21.7	14.1
Construction in progress	36.1	42.8
Total property, plant, and equipment	1,082.7	1,055.1
Less accumulated depreciation	(844.1)	(827.7)
Net property, plant, and equipment	$238.6	$227.4

Equity Method Investments— The Company contributed $3.8 million to establish the Regenyx LLC joint venture in April 2019 for which the Company has an ownership percentage of 50%. We account for our equity investment where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received. The Company’s investment in this unconsolidated affiliate was $2.7 million as of December 31, 2019.

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

Impairment of Long-Lived Assets—The Company evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated, separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2019, 2018, or 2017.

Asset Retirement Obligation—The Company assesses whether it has legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, including any legal obligations that require disposal of a replaced part that is a component of a tangible long-lived asset. At December 31, 2019 and 2018, the Company had no significant asset retirement obligations.

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

Revenue Recognition—The Company generates all revenue through product sales in which revenue is recognized at a point in time. The Company recognizes revenue when control of the promised goods is transferred to the customer. Control of goods usually passes to the customer at the time shipment is made. Revenue is measured as the amount that reflects the consideration expected to be entitled to in exchange for those goods. See “Note 5 Revenue Recognition.”

Cost of Goods Sold—The Company classifies the costs of manufacturing and distributing our products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs also include, among other things, plant site operating costs and overhead (including depreciation), production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

Subsequent Events— The Company has evaluated subsequent events through February 12, 2020, the date the financial statements were available to be issued.

3.	RECENT ACCOUNTING GUIDANCE

Accounting Pronouncements Adopted during 2019

The FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09, as amended, is effective for fiscal years beginning after December 15, 2018 and permits early adoption by nonpublic entities. The ASU, as amended, permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. On January 1, 2018, we adopted the amendments in ASU No. 2014-09, as amended, to all current revenue contracts using the modified retrospective approach, and the initial adoption of these amendments did not have an impact on our consolidated financial statements. As a result of the adoption of these amendments, we revised our accounting policy for revenue recognition as detailed in “Note 2. Nature of Operations and Significant Accounting Policies.”

Accounting Pronouncements Pending Adoption in Future Periods

The FASB issued ASUs which amended ASU No. 2016-02, Leases (Topic 842). This ASU, as amended, will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing their right to use the underlying asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. Reporting entities are required to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements and believe, based on our preliminary assessment, that we will record material additional right-to-use assets and lease obligations. We are establishing and evaluating an inventory of our existing leases for consideration of the accounting impact of each lease. We have selected a lease accounting software solution to support the new requirements under the amendments in these ASUs. We are also evaluating key policy elections and considerations under the amendments in these ASUs and are developing internal policies to address these amendments.

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

4.	REVOLVING CREDIT FACILITY

The Company’s unsecured $50.0 revolving credit facility with Comerica Bank terminates in August 2020. Interest on amounts drawn under the facility equal, at the Company’s option, a margin over either the prime rate or the London InterBank Offered Rate-based rate (plus 125 basis points as of December 31, 2019) as defined in the credit agreement. There were no outstanding borrowings at December 31, 2019 or 2018.

5.	REVENUE RECOGNITION

The Company generates all revenues through sales in the open market and long-term supply agreements. The Company recognizes revenue when control of the promised goods is transferred to the customers. Control of goods usually passes to the customer at the time shipment is made. Revenue is measured as the amount that reflects the consideration that we expect to be entitled to in exchange for those goods. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company has elected to account for all shipping and handling activities as fulfillment costs. The Company also elected to expense commissions when incurred as the amortization period of the commission asset that the Company would have otherwise recognized is less than one year.

All revenue is generated through product sales and recognized at a point in time. At contract inception, the Company assesses the goods and services, if any, promised in the contracts and identify a performance obligation for each promise to transfer to the customer a good or service that is distinct. In all cases, a contract has a single performance obligation to deliver a promised good to the customer. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.

The amount of consideration the Company receives and recognizes as revenue is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order or in the sales contract is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances. In order to estimate the applicable variable consideration, the Company uses historical and current trend information to estimate the amount of discounts or rebates to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and included when determining the transaction price have not materially differed. Payment terms vary but are less than one year. As standard payment terms are less than one year, the Company has elected to not assess whether a contract has a significant financing component. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured

6.	INCOME TAXES

The components of income before taxes for the years ended December 31, 2019, 2018, and 2017, are as follows:

	2019	2018	2017
Domestic	$179.2	$254.9	$188.2
Foreign	16.8	11.5	13.0
Total income before taxes	$196.0	$266.4	$201.2

The components of income tax expense for the years ended December 31, 2019, 2018, and 2017, are as follows:

	2019	2018	2017
State—current	$0.1	$0.2	$0.2
Foreign—current	3.5	6.2	5.6
Foreign—deferred	(0.1)	(0.2)	1.0
Total income tax expense	$3.5	$6.2	$6.8

The components of deferred income tax assets and liabilities at December 31, 2019 and 2018, are as follows:

	2019		2018
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Inventory	$0.5	$—	$1.1	$—
Fixed assets	0.4	—	—	(0.4)
Other temporary differences	0.1	—	0.2	—
Total deferred tax	$1.0	$—	$1.3	$(0.4)

Undistributed earnings of foreign subsidiaries are not deemed to be permanently reinvested. Currently, undistributed earnings exist in the Canadian, Colombian, and Mexican subsidiaries. Future repatriation of earnings will not be subject to tax by the Company (but rather its Members); however, foreign withholding taxes may apply.

7.	EMPLOYEE BENEFIT PLANS

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

At each of December 31, 2019 and 2018, the RRA had benefit obligations in the amount of $18.0 and $16.4, respectively. The Company contributed and paid benefits in the amount of $0.8 in 2019, $0.8 in 2018, and $0.7 in 2017.

At December 31, 2019 and 2018, amounts recognized in the consolidated balance sheets consist of:

	2019	2018
Current liabilities	$(1.1)	$(1.0)
Noncurrent liabilities	(16.9)	(15.4)
Total	$(18.0)	$(16.4)

At December 31, 2019 and 2018, amounts recognized in accumulated other comprehensive loss were as follows:

	2019	2018
Net actuarial loss (gain)	$0.7	$(0.5)
Prior service cost	0.7	1.3
Total	$1.4	$0.8

In 2020, $0.7 of estimated prior service cost will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

Net periodic benefit cost and components of other amounts recognized in other comprehensive (income) loss were as follows:

	2019	2018	2017
Service cost	$0.5	$0.5	$0.5
Interest cost	0.7	0.6	0.6
Amortization of prior service cost	0.6	0.7	0.7
Net periodic postretirement benefit cost	$1.8	$1.8	$1.8
Other changes in benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	1.2	(1.1)	(1.0)
Recognized prior-service cost	(0.7)	(0.7)	(0.7)
Total recognized in other comprehensive (loss) income	0.5	(1.8)	(1.7)
Total recognized in net periodic benefit cost and other comprehensive loss	$2.3	$—	$0.1

Actuarial assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2019	2018	2017
Discount rate used to determine net periodic benefit cost	4.28%	3.49%	3.82%
Discount rate used to determine benefit obligation at December 31	2.94%	4.28%	N/A

	2019	2018	2017
Health Care Cost Assumptions
Initial health care cost trend rate	6.95%	7.30%	7.65%
Ultimate health care cost trend rate	4.50%	4.50%	4.50%
Year ultimate reached	2027	2027	2027

Estimated health care cost trend rates can have a significant effect on the amounts reported for the RRA.

The Company expects to contribute approximately $1.2 to its RRA plan in 2020.

At December 31, 2019, the estimated future benefit payments, reflecting expected future service, as appropriate, are expected to be paid as follows:

2020	$1.2
2021	1.3
2022	1.5
2023	1.7
2024	1.8
2025 through 2029	9.2
Total	$16.7

The Company also has a defined contribution employee savings plan and made discretionary contributions of $4.2 in 2019, $3.8 in 2018, and $3.7 in 2017.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries maintain outside service agreements and lease buildings, ground and easements, rail cars, and other vehicles under noncancelable operating leases, which expire on varying dates between 2020 and 2029.

Total future minimum annual rentals in effect at December 31, 2019, for noncancelable operating leases are as follows:

Years Ending December 31
2020	$8.8
2021	7.6
2022	4.6
2023	2.9
2024	1.8
2025 and thereafter	7.1
Total	$32.8

Expense for total rental and long-term commitments was $8.3, $13.6, and $12.2, for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company has entered into long-term sales commitments and purchase agreements with several of its key suppliers, including its Members (see Note 9). The commitment contracts are for one- to three-year periods. Because the pricing and supply fluctuates with the commodity market, a definitive dollar value cannot be determined.

In addition, the Company has purchase commitments of $66.8 mainly related to certain feedstock, utility, and third party service costs. The Company does not consider purchase orders to be firm commitments. If the Company chooses to cancel a purchase order, it may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

Contingencies

The Company is a party to various legal proceedings and claims incidental to the normal conduct of its business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets or statements of comprehensive income.

Pursuant to the contribution agreement, all preexisting environmental matters have been outlined for each site and any contingencies are the responsibility of the original contributing members. All subsequent obligations are the liability of the Company. No environmental reserve was recorded as of December 31, 2019 and 2018.

9.	RELATED-PARTY TRANSACTIONS

The Company entered into various supply and purchase agreements with the Members and their affiliated companies. These agreements include sales and purchases of energy, raw materials, and services. A summary of transactions for the years ended December 31, 2019, 2018, and 2017, is as follows:

	2019	2018	2017
Net sales	$86.5	$101.4	$82.9
Purchases	365.2	423.8	386.1

Balances receivable and payable to the Members are presented in the consolidated balance sheets as related company receivables and payables.

******