Form 10-Q
period 2020-03-31
Trinseo S.A.
filed 2020-05-08
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 4, 2020, there were 38,238,977 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2020

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

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020. The Company may distribute cash to shareholders under Luxembourg law via repayments of equity or an allocation of statutory profits. Until 2020, all distributions had been considered repayments of equity under Luxembourg law.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding the impact from the COVID-19 pandemic, our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report filed with the SEC on February 28, 2020 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the Securities and Exchange Commission from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$440.1	$456.2
Accounts receivable, net of allowance for doubtful accounts (March 31, 2020: $6.7 ; December 31, 2019: $5.3)	576.0	570.8
Inventories	405.5	438.2
Other current assets	16.6	25.9
Total current assets	1,438.2	1,491.1
Investments in unconsolidated affiliates	197.9	188.1
Property, plant and equipment, net of accumulated depreciation (March 31, 2020: $702.9; December 31, 2019: $665.7)	572.4	625.8
Other assets
Goodwill	66.2	67.7
Other intangible assets, net	188.1	191.5
Right-of-use assets - operating	77.2	71.4
Deferred income tax assets	78.7	67.5
Deferred charges and other assets	38.7	55.7
Total other assets	448.9	453.8
Total assets	$2,657.4	$2,758.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$11.5	$11.1
Accounts payable	301.9	343.0
Current lease liabilities - operating	14.8	14.1
Income taxes payable	1.9	5.0
Accrued expenses and other current liabilities	151.4	154.4
Total current liabilities	481.5	527.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,162.2	1,162.6
Noncurrent lease liabilities - operating	64.1	58.0
Deferred income tax liabilities	45.9	41.5
Other noncurrent obligations	300.7	300.2
Total noncurrent liabilities	1,572.9	1,562.3
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (March 31, 2020: 48.8 shares issued and 38.2 shares outstanding; December 31, 2019: 48.8 shares issued and 39.0 shares outstanding)	0.5	0.5
Additional paid-in-capital	575.7	574.7
Treasury shares, at cost (March 31, 2020: 10.6 shares; December 31, 2019: 9.8 shares)	(548.2)	(524.9)
Retained earnings	729.2	781.0
Accumulated other comprehensive loss	(154.2)	(162.4)
Total shareholders’ equity	603.0	668.9
Total liabilities and shareholders’ equity	$2,657.4	$2,758.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$853.5	$1,013.1
Cost of sales	783.8	915.7
Gross profit	69.7	97.4
Selling, general and administrative expenses	77.5	68.8
Equity in earnings of unconsolidated affiliates	9.8	32.2
Impairment charges	38.3	—
Operating income (loss)	(36.3)	60.8
Interest expense, net	10.3	10.2
Other expense, net	1.6	4.0
Income (loss) before income taxes	(48.2)	46.6
Provision for (benefit from) income taxes	(11.9)	10.8
Net income (loss)	$(36.3)	$35.8
Weighted average shares- basic	38.5	41.3
Net income (loss) per share- basic	$(0.94)	$0.87
Weighted average shares- diluted	38.5	41.8
Net income (loss) per share- diluted	$(0.94)	$0.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(36.3)	$35.8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	10.7	(0.3)
Net gain (loss) on cash flow hedges	(3.7)	0.1
Pension and other postretirement benefit plans:
Net gain (loss) during period (net of tax of: $0.1 and $(0.2))	0.6	(2.0)
Amounts reclassified from accumulated other comprehensive income	0.6	1.0
Total other comprehensive income (loss), net of tax	8.2	(1.2)
Comprehensive income (loss)	$(28.1)	$34.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2019	39.0	9.8	$0.5	$574.7	$(524.9)	$(162.4)	$781.0	$668.9
Net loss	—	—	—	—	—	—	(36.3)	(36.3)
Other comprehensive income	—	—	—	—	—	8.2	—	8.2
Share-based compensation activity	—	—	—	1.0	1.7	—	—	2.7
Purchase of treasury shares	(0.8)	0.8	—	—	(25.0)	—	—	(25.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.5)	(15.5)
Balance at March 31, 2020	38.2	10.6	$0.5	$575.7	$(548.2)	$(154.2)	$729.2	$603.0
Balance at December 31, 2018	41.6	7.2	$0.5	$575.4	$(418.1)	$(142.3)	$753.2	768.7
Net income	—	—	—	—	—	—	35.8	35.8
Other comprehensive loss	—	—	—	—	—	(1.2)	—	(1.2)
Share-based compensation activity	0.1	(0.1)	—	(6.6)	7.0	—	—	0.4
Purchase of treasury shares	(0.7)	0.7	—	—	(34.0)	—	—	(34.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(16.6)	(16.6)
Balance at March 31, 2019	41.0	7.8	$0.5	$568.8	$(445.1)	$(143.5)	$772.4	$753.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(36.3)	$35.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	36.4	33.9
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	0.4	(0.1)
Deferred income tax	(11.5)	(0.1)
Share-based compensation expense	3.2	4.1
Earnings of unconsolidated affiliates, net of dividends	(9.8)	(19.7)
Unrealized net gain on foreign exchange forward contracts	(11.5)	(6.6)
Gain on sale of businesses and other assets	(0.4)	(0.2)
Impairment charges	38.3	—
Pension settlement loss	—	0.7
Changes in assets and liabilities
Accounts receivable	(12.7)	(4.8)
Inventories	26.8	57.7
Accounts payable and other current liabilities	(28.9)	49.4
Income taxes payable	(3.3)	(2.0)
Other assets, net	(6.9)	2.8
Other liabilities, net	10.4	2.3
Cash provided by (used in) operating activities	(5.8)	153.2
Cash flows from investing activities
Capital expenditures	(24.3)	(25.0)
Net cash received for asset and business acquisitions, net of cash acquired	0.2	—
Proceeds from capital expenditures subsidy	—	0.7
Proceeds from the sale of businesses and other assets	11.6	—
Proceeds from the settlement of hedging instruments	51.6	—
Cash provided by (used in) investing activities	39.1	(24.3)
Cash flows from financing activities
Short-term borrowings, net	(3.5)	(0.1)
Purchase of treasury shares	(25.0)	(37.4)
Dividends paid	(15.9)	(17.4)
Proceeds from exercise of option awards	—	0.1
Withholding taxes paid on restricted share units	(0.6)	(3.8)
Repayments of 2024 Term Loan B	(1.7)	(1.8)
Cash used in financing activities	(46.7)	(60.4)
Effect of exchange rates on cash	(2.7)	(1.6)
Net change in cash, cash equivalents, and restricted cash	(16.1)	66.9
Cash, cash equivalents, and restricted cash—beginning of period	457.4	452.3
Cash, cash equivalents, and restricted cash—end of period	$441.3	$519.2
Less: Restricted cash, included in "Other current assets"	(1.2)	(2.8)
Cash and cash equivalents—end of period	$440.1	$516.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2020 and 2019 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2019 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020. The Company expects the effects of the COVID-19 pandemic to negatively impact its results of operations, cash flows and financial position, which impact could be material, and dependent on numerous factors that are highly uncertain, for which the ultimate impact cannot be predicted at this time, including the duration and scope of the COVID-19 pandemic. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended March 31, 2020. However, actual results could differ from these estimates and assumptions.

The December 31, 2019 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2019 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard prospectively, effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The amended guidance includes removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. This guidance is effective for public business entities for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the timing and impacts of adopting this guidance on its consolidated financial statements.

In March 2020, the FASB issued optional guidance for a limited period of time to ease the potential burden in accounting for the effects of the transition away from London Interbank Offered Rate (“LIBOR”) and other reference rates. The Company adopted this guidance upon issuance, noting that it did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2020 and 2019:

	Latex	Synthetic	Performance
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
March 31, 2020
United States	$62.2	$—	$70.6	$—	$2.6	$135.4
Europe	101.9	99.8	165.0	109.8	29.1	505.6
Asia-Pacific	52.3	1.9	49.7	73.0	13.1	190.0
Rest of World	2.7	—	19.8	—	—	22.5
Total	$219.1	$101.7	$305.1	$182.8	$44.8	$853.5
March 31, 2019
United States	$63.3	$—	$81.8	$—	$2.7	$147.8
Europe	101.4	124.6	213.3	138.2	40.5	618.0
Asia-Pacific	56.5	—	51.6	90.3	23.6	222.0
Rest of World	2.7	—	22.6	—	—	25.3
Total	$223.9	$124.6	$369.3	$228.5	$66.8	$1,013.1

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

Americas Styrenics is a privately held company; therefore, a quoted market price for its equity interests is not available. The summarized financial information of the Company’s unconsolidated affiliate is shown below.

	Three Months Ended
	March 31,
	2020	2019
Sales	$322.2	$369.2
Gross profit	$7.2	$54.2
Net income (loss)	$(8.3)	$42.9

Americas Styrenics

As of March 31, 2020 and December 31, 2019, the Company’s investment in Americas Styrenics was $197.9 million and $188.1 million, respectively, which was $3.5 million and $10.3 million less than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over the weighted average remaining useful life of the contributed assets of approximately 1.9 years as of March 31, 2020. The Company did not receive dividends from Americas Styrenics during the three months ended March 31, 2020 and received dividends of $12.5 million from Americas Styrenics during the three months ended March 31, 2019.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2020	2019
Finished goods	$200.2	$210.8
Raw materials and semi-finished goods	168.5	190.1
Supplies	36.8	37.3
Total	$405.5	$438.2

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, debt consisted of the following:

			March 31, 2020			December 31, 2019
	Interest Rate as of March 31, 2020	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.989%	September 2024	$682.6	$(12.9)	$669.7	$684.3	$(13.7)	$670.6
2022 Revolving Facility(2)	Various	September 2022	—	—	—	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(7.0)	493.0	500.0	(7.3)	492.7
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—	—	—	—
Other indebtedness	Various	Various	11.0	—	11.0	10.4	—	10.4
Total debt			$1,193.6	$(19.9)	$1,173.7	$1,194.7	$(21.0)	$1,173.7
Less: current portion(4)					(11.5)			(11.1)
Total long-term debt, net of unamortized deferred financing fees					$1,162.2			$1,162.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	Under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $360.9 million (net of $14.1 million outstanding letters of credit) as of March 31, 2020. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum. On April 3, 2020, the Company drew down $100.0 million from the 2022 Revolving Facility.
(3)	This facility had a borrowing capacity of $150.0 million as of March 31, 2020. As of March 31, 2020, the Company had approximately $135.6 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.00%.
(4)	As of March 31, 2020 and December 31, 2019, the current portion of long-term debt primarily related to $7.0 million of the scheduled future principal payments on the 2024 Term Loan B.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2019 to March 31, 2020:

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2019	$15.6	$11.0	$36.7	$4.4	$—	$—	$67.7
Foreign currency impact	(0.3)	(0.2)	(0.9)	(0.1)	—	—	(1.5)
Balance at March 31, 2020	$15.3	$10.8	$35.8	$4.3	$—	$—	$66.2

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

As of March 31, 2020, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $455.4 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2020:

March 31,
Buy / (Sell)	2020
Euro	$(325.1)
Chinese Yuan	$(43.7)
Swiss Franc	$26.3
Indonesian Rupiah	$(16.3)
Korean Won	$(13.1)

Open foreign exchange forward contracts as of March 31, 2020 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of March 31, 2020 had maturities occurring over a period of nine months, and had a net notional U.S. dollar equivalent of $63.0 million.

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

As of March 31, 2020, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (0.99% as of March 31, 2020) from the counterparties.

Net Investment Hedge

On September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (“CCS”), swapping USD principal and interest payments on its 2025 Senior Notes for euro-denominated payments. Under the terms of this CCS (the “2017 CCS”), the Company notionally exchanged $500.0 million at an interest rate of 5.375% for €420.0 million at a weighted average interest rate of 3.45% for approximately five years. On September 1, 2017, the Company designated the full notional amount of the 2017 CCS (€420.0 million) as a hedge of its net investment in certain European subsidiaries under the forward method, with all changes in the fair value of the 2017 CCS recorded as a component of AOCI, as the 2017 CCS were deemed to be highly effective hedges. A cumulative foreign currency translation loss of $38.0 million was recorded within AOCI related to the 2017 CCS through March 31, 2018.

Effective April 1, 2018, the Company elected as an accounting policy to re-designate the 2017 CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the 2017 CCS included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of March 31, 2020, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Prior to April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

As of April 1, 2018, the initial excluded component value related to the 2017 CCS was $23.6 million, which the Company elected to amortize as a reduction of “Interest expense, net” in the condensed consolidated statements of operations using the straight-line method over the remaining term of the 2017 CCS. Additionally, the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of the 2017 CCS were recognized within “Interest expense, net” in the condensed consolidated statements of operations.

On February 26, 2020, the Company settled its 2017 CCS and replaced it with a new CCS arrangement (the “2020 CCS”) that carried substantially the same terms as the 2017 CCS. Upon settlement of the 2017 CCS, the Company realized net cash proceeds of $51.6 million. The remaining $13.8 million unamortized balance of the initial excluded component related to the 2017 CCS at the time of settlement is no longer being amortized following the settlement and will remain in AOCI until either the sale or substantially complete liquidation of the relevant subsidiaries. Under the 2020 CCS, the Company notionally exchanged $500.0 million at an interest rate of 5.375% for €459.3 million at a weighted average interest rate of 3.672% for approximately 2.7 years, with a final maturity of November 3, 2022. The cash flows under the 2020 CCS are aligned with the Company’s principal and interest obligations on its 5.375% 2025 Senior Notes.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net
Total amount of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$783.8	$10.3	$1.6	$915.7	$10.2	$4.0

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$0.2	$—	$—	$0.6	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$(0.1)	$—	$—	$0.3	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing (1)	$—	$3.4	$—	$—	$4.0	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$13.8	$—	$—	$2.7
(1)	Amount for the three months ended March 31, 2020 includes the effects of the 2017 CCS through its settlement on February 26, 2020 and the effects of the 2020 CCS from when it was entered into on February 26, 2020 through March 31, 2020.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three months ended March 31, 2020 and 2019:

	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended
	March 31,
	2020	2019
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$2.1	$2.3
Interest rate swaps	(5.8)	(2.2)
Total	$(3.7)	$0.1
Designated as Net Investment Hedges
Cross currency swaps (CCS) (1)	$22.9	$11.5
Total	$22.9	$11.5
(1)	Amount for the three months ended March 31, 2020 includes the effect on AOCI from the 2017 CCS through its settlement on February 26, 2020 and the effect on AOCI from the 2020 CCS from when it was entered into on February 26, 2020 through March 31, 2020.

The Company recorded gains of $13.8 million and $2.7 million during the three months ended March 31, 2020 and 2019, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains from these forward contracts offset net foreign exchange transaction losses of $14.0 million and $3.1 million during the three months ended March 31, 2020 and 2019, respectively, which resulted from the re-measurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statements of cash flows.

The Company expects to reclassify in the next twelve months an approximate $1.3 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of March 31, 2020 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2020
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$7.0	$1.6	$—	$4.8	$13.4
Gross derivative asset position	7.0	1.6	—	4.8	13.4
Less: Counterparty netting	(0.1)	—	—	—	(0.1)
Net derivative asset position	$6.9	$1.6	$—	$4.8	$13.3
Liability Derivatives:
Accounts payable	$(0.1)	$—	$(2.9)	$—	$(3.0)
Other noncurrent obligations	—	—	(4.3)	(1.4)	(5.7)
Gross derivative liability position	(0.1)	—	(7.2)	(1.4)	(8.7)
Less: Counterparty netting	0.1	—	—	—	0.1
Net derivative liability position	$—	$—	$(7.2)	$(1.4)	$(8.6)
Total net derivative position	$6.9	$1.6	$(7.2)	$3.4	$4.7

	December 31, 2019
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1.1	$—	$—	$8.6	$9.7
Deferred charges and other assets	—	—	—	19.2	19.2
Gross derivative asset position	1.1	—	—	27.8	28.9
Less: Counterparty netting	(0.4)	—	—	—	(0.4)
Net derivative asset position	$0.7	$—	$—	$27.8	$28.5
Liability Derivatives:
Accounts payable	$(5.7)	$(0.5)	$(0.4)	$—	$(6.6)
Other noncurrent obligations	—	—	(1.0)	—	(1.0)
Gross derivative liability position	(5.7)	(0.5)	(1.4)	—	(7.6)
Less: Counterparty netting	0.5	—	—	—	0.5
Net derivative liability position	$(5.2)	$(0.5)	$(1.4)	$—	$(7.1)
Total net derivative position	$(4.5)	$(0.5)	$(1.4)	$27.8	$21.4

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$6.9	$—	$6.9
Foreign exchange cash flow hedges—Assets	—	1.6	—	1.6
Interest rate swaps—(Liabilities)	—	(7.2)	—	(7.2)
Cross currency swaps—Assets	—	4.8	—	4.8
Cross currency swaps—(Liabilities)	—	(1.4)	—	(1.4)
Total fair value	$—	$4.7	$—	$4.7

	December 31, 2019
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.7	$—	$0.7
Foreign exchange forward contracts—(Liabilities)	—	(5.2)	—	(5.2)
Foreign exchange cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Interest rate swaps—(Liabilities)	—	(1.4)	—	(1.4)
Cross currency swaps—Assets	—	27.8	—	27.8
Total fair value	$—	$21.4	$—	$21.4

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

Nonrecurring Fair Value Measurements

The Company’s financial assets measured at fair value on a nonrecurring basis as of March 31, 2020 were as follows:

	March 31, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Boehlen styrene monomer property, plant and equipment	$—	$—	$3.4	$3.4
Schkopau PBR property, plant and equipment	—	—	1.5	1.5
Total fair value	$—	$—	$4.9	$4.9

In 2020, the Company continued its strategy to focus efforts and increase investments in certain product offerings serving the following applications, which are less cyclical and offer significantly higher growth and margin potential: coatings, adhesives, sealants, and elastomers applications (“CASE”) within the Latex Binders segment; engineered materials applications within the Performance Plastics segment; and solution styrene butadiene rubber (“SSBR”) within the Synthetic Rubber segment.

As a result of continuing this strategy and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of its styrene monomer assets in Boehlen, Germany and its polybutadiene rubber (“PBR,” specifically nickel and neodymium-PBR) assets in Schkopau, Germany.

Based on the Company’s evaluation of these asset groups, it determined that the long-lived assets at both locations should be assessed for impairment during the three months ended March 31, 2020. These assessments indicated that the carrying values of the asset groups at each location were not recoverable when compared to the expected undiscounted future cash flows from the operation and potential disposition of these assets. Based upon the Company’s assessment, it concluded that the fair value of the Boehlen styrene monomer and Schkopau PBR asset groups totaled $3.4 million and $1.5 million, respectively, as of March 31, 2020. Therefore, the Company recorded impairment charges on the Boehlen styrene monomer assets and the Schkopau PBR assets of $10.3 million and $28.0 million, respectively, during the three months ended March 31, 2020, which are included within “Impairment charges” on the condensed consolidated statements of operations. The fair value of the depreciable assets at each location was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data.

There were no other financial assets and no financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 and there were no financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2020 and December 31, 2019:

	As of	As of
	March 31, 2020	December 31, 2019
2025 Senior Notes	$419.8	$503.7
2024 Term Loan B	578.9	686.4
Total fair value	$998.7	$1,190.1

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of March 31, 2020 and December 31, 2019.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2020	2019
Effective income tax rate	24.6%	23.1%

Benefit from income taxes for the three months ended March 31, 2020 totaled $11.9 million, resulting in an effective tax rate of 24.6%. Provision for income taxes for the three months ended March 31, 2019 totaled $10.8 million, resulting in an effective tax rate of 23.1%.

The effective tax rate for 2020 was impacted by the jurisdictional mix of income before income taxes compared to the prior year, partially offset by the tax benefit related to the impairment charges recorded during the period related to the Company’s assets in Boehlen and Schkopau, Germany. Refer to Note 9 for further information.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of March 31, 2020 and December 31, 2019, the Company had no accrued obligations for environmental remediation or restoration costs.

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

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended
	March 31,
	2020	2019
Defined Benefit Pension Plans
Service cost	$4.3	$3.2
Interest cost	0.8	1.3
Expected return on plan assets	(0.3)	(0.5)
Amortization of prior service credit	(0.3)	(0.3)
Amortization of net loss	1.2	0.8
Net settlement loss	—	0.7
Net periodic benefit cost	$5.7	$5.2

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three months ended March 31, 2020. Net periodic benefit costs for the Company’s other postretirement plans were comprised of $0.1 million in interest cost and $(0.1) million in amortization of net gain for the three months ended March 31, 2019.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $267.7 million and $270.6 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.9 million during the three months ended March 31, 2020. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $5.8 million to its defined benefit plans for the remainder of 2020.

NOTE 13—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three months ended March 31, 2020 and 2019, as well as unrecognized compensation cost as of March 31, 2020:

			As of
	Three Months Ended		March 31, 2020
	March 31,		Unrecognized	Weighted
	2020	2019	Compensation Cost	Average Years
RSUs	$1.7	$2.1	$13.0	2.3
Options	1.0	1.1	3.7	1.6
PSUs	0.5	0.9	5.2	2.3
Total share-based compensation expense	$3.2	$4.1

The following table summarizes awards granted and the respective weighted average grant date fair value for the three months ended March 31, 2020:

	Three Months Ended
	March 31, 2020
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	264,604	$24.30
Options	503,824	6.57
PSUs	102,545	24.54

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Expected term (in years)	5.50
Expected volatility	39.70%
Risk-free interest rate	1.24%
Dividend yield	3.25%

The expected volatility assumption is predominantly determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the three months ended March 31, 2020, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Expected term (in years)	3.00
Expected volatility	40.50%
Risk-free interest rate	1.16%
Share Price	$24.30

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

NOTE 14—ACQUISITIONS AND DIVESTITURES

Acquisition of Latex Binders Assets in Germany

On October 1, 2019, the Company completed the acquisition from Dow of its latex binder production facilities and related infrastructure in Rheinmünster, Germany. The transaction included full ownership and operational control of latex production facilities, site infrastructure, and service contracts, as well as certain employees transferring from Dow to Trinseo. This acquisition provided Trinseo with manufacturing assets supporting its strategy to grow its Latex Binders business in applications serving the coatings, adhesives, specialty paper, and sealants markets. The transaction was accounted for as a business combination and did not require any upfront cash outlay from Trinseo. The Company assumed net liabilities of $2.0 million as well as employees transferred in connection with the acquisition during the year ended December 31, 2019. In exchange for the net liabilities assumed, Trinseo received net cash of $6.7 million during the year ended December 31, 2019, and an additional $0.2 million during the three months ended March 31, 2020.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the first quarter of 2020, there were no changes to the purchase price allocation for the acquisition. However, further adjustments may be necessary as a result of the Company’s ongoing assessment of additional information related to the fair value of assets acquired and liabilities assumed during the measurement period. Refer to the Annual Report for further information.

NOTE 15—SEGMENTS

The Company operates under six segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for CASE applications. The Synthetic Rubber segment produces synthetic rubber products, including SSBR, used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Performance Plastics segment includes a variety of highly engineered compounds and blends, the Company’s acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, and engineered materials applications, which includes consumer electronics, medical, and thermoplastic elastomers (“TPEs”) applications. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, and SSBR. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three months ended March 31, 2020 and 2019. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three months ended March 31, 2020 and 2019.

	Latex	Synthetic	Performance			Americas
Three Months Ended (1)	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics
March 31, 2020	$21.5	$15.3	$36.7	$11.8	$(16.2)	$9.8
March 31, 2019	$17.5	$8.8	$35.5	$16.8	$17.2	$32.2
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

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2020	2019
Income (loss) before income taxes	$(48.2)	$46.6
Interest expense, net	10.3	10.2
Depreciation and amortization	36.4	33.9
Corporate Unallocated(2)	21.9	26.0
Adjusted EBITDA Addbacks(3)	58.5	11.3
Segment Adjusted EBITDA	$78.9	$128.0
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
Net gain on disposition of businesses and assets	$(0.4)	$(0.2)
Restructuring and other charges (Note 16)	1.8	0.4
Acquisition transaction and integration net costs	0.1	—
Asset impairment charges or write-offs (Note 9)	38.3	—
Other items(a)	18.7	11.1
Total Adjusted EBITDA Addbacks	$58.5	$11.3
(a) Other items for the three months ended March 31, 2020 and 2019 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, finance, and IT services. Also included within other items for the three months ended March 31, 2020 are fees incurred in conjunction with certain of the Company’s strategic initiatives.

NOTE 16—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three months ended March 31, 2020 and 2019:

	Three Months Ended		Cumulative
	March 31,		Life-to-date
	2020	2019	Charges	Segment
Corporate Restructuring Program
Accelerated depreciation	$1.3	$—	$1.7
Employee termination benefits	0.3	—	17.3
Contract terminations	1.2	—	1.6
Corporate Program Subtotal	$2.8	$—	$20.6	N/A(1)
Terneuzen Compounding Restructuring
Asset impairment/accelerated depreciation	$—	$—	$3.1
Employee termination benefits	—	—	0.7
Contract terminations	—	—	0.3
Decommissioning and other	0.1	0.2	2.1
Terneuzen Subtotal	$0.1	$0.2	$6.2	Performance Plastics(2)
Livorno Plant Restructuring
Asset impairment/accelerated depreciation	$—	$—	$14.7
Employee termination benefits	—	—	5.4
Contract terminations	—	—	0.3
Decommissioning and other	0.2	0.2	4.4
Livorno Subtotal	$0.2	$0.2	$24.8	Latex Binders(3)
Total Restructuring Charges	$3.1	$0.4
(1)	In November 2019, the Company announced a corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency. The corporate restructuring program is expected to be substantially completed by the end of 2020. In connection with this restructuring plan, during the three months ended March 31, 2020, the Company incurred employee termination benefit charges of $0.3 million, contract termination charges of $1.2 million, and accelerated depreciation charges of $1.3 million. The Company expects to incur incremental employee termination benefit charges of $0.7 million, inclusive of pension charges of approximately $0.4 million, as well as contract termination charges of $1.3 million and accelerated depreciation charges of $1.3 million through the end of 2020, the majority of which are expected to be paid by the end of 2020. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.
(2)	In 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. As of March 31, 2020, the new facility is complete, along with all substantive transition and quality assurance activities. Production at the prior facility ceased and decommissioning activities began in 2019, and are expected to continue through the first half of 2021. The Company estimates it will incur decommissioning and other charges of approximately $0.6 million through 2021, the majority of which are expected to be paid during the remainder of 2020.
(3)	In 2016, the Company ceased manufacturing activities at its latex binders manufacturing facility in Livorno, Italy and began decommissioning activities. In 2018, the Company entered into an agreement to sell the land where the former facility is located. This land sale closed in January 2020, for a total purchase price of $12.5 million. A prepayment of $1.3 million of this purchase price was received in 2018, and was recorded within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets as of December

31, 2019. The remaining purchase price was received in January 2020 when the transaction closed. The Company recorded a net gain on sale of $0.6 million during the three months ended March 31, 2020, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of March 31, 2020. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets. The liability balances as of March 31, 2020 primarily represents activity related to the corporate restructuring program. No other individual restructuring activity had a material liability balance as of March 31, 2020.

	Balance at			Balance at
	December 31, 2019	Expenses	Deductions(1)	March 31, 2020
Employee termination benefits	$17.2	$0.3	$(3.7)	$13.8
Contract terminations	0.7	—	(0.5)	0.2
Decommissioning and other	—	0.3	(0.3)	—
Total	$17.9	$0.6	$(4.5)	$14.0
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2020 and 2019	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)
Other comprehensive income (loss)	10.7	0.6	(3.6)	7.7
Amounts reclassified from AOCI to net income (1)	—	0.6	(0.1)	0.5
Balance as of March 31, 2020	$(96.0)	$(55.1)	$(3.1)	$(154.2)

Balance at December 31, 2018	$(111.8)	$(39.4)	$8.9	$(142.3)
Other comprehensive income (loss)	(0.3)	(2.0)	1.0	(1.3)
Amounts reclassified from AOCI to net income (loss) (1)	—	1.0	(0.9)	0.1
Balance as of March 31, 2019	$(112.1)	$(40.4)	$9.0	$(143.5)
(1)	The following is a summary of amounts reclassified from AOCI to net income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
AOCI Components	March 31,		Statements of Operations
	2020	2019	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(0.2)	$(0.6)	Cost of sales
Interest rate swaps	0.1	(0.3)	Interest expense, net
Total before tax	(0.1)	(0.9)
Tax effect	—	—	Provision for (benefit from) income taxes
Total, net of tax	$(0.1)	$(0.9)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.3)	$(0.3)	(a)
Net actuarial loss	1.2	0.9	(a)
Net settlement loss	—	0.8	(a)
Total before tax	0.9	1.4
Tax effect	(0.3)	(0.4)	Provision for (benefit from) income taxes
Total, net of tax	$0.6	$1.0
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

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

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in millions, except per share data)	2020	2019
Earnings:
Net income (loss)	$(36.3)	$35.8
Shares:
Weighted average ordinary shares outstanding	38.5	41.3
Dilutive effect of RSUs, option awards, and PSUs(1)	—	0.5
Diluted weighted average ordinary shares outstanding	38.5	41.8
Income (loss) per share:
Income (loss) per share—basic	$(0.94)	$0.87
Income (loss) per share—diluted	$(0.94)	$0.86
(1)	Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three months ended March 31, 2020, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive. For the three months ended March 31, 2019 there were 1.1 million anti-dilutive shares excluded from the computation of diluted EPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2020 Year-to-Date Highlights

During the three months ended March 31, 2020, Trinseo recognized net loss of $36.3 million, and Adjusted EBITDA of $57.0 million. Refer to “Non-GAAP Performance Measures” below for further discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

COVID-19 Pandemic

The Company noted adverse market and industry conditions beginning to emerge in mid-March 2020 stemming from the COVID-19 pandemic, particularly in the automotive and tire markets. As a result, during the three months ended March 31, 2020, the Company noted a negative impact to pre-tax income and Adjusted EBITDA of $6.0 million, driven predominantly from our Synthetic Rubber operations in China. During the first quarter, the Company has continued operations at the majority of its manufacturing locations and has not experienced any material disruptions in our supply chain, which has allowed us to continue meeting customer demand. Our procurement and supply chain teams continue to develop contingency plans in the event of a significant disruption or shutdown so that future customer demand can continue to be met with timeliness and quality. The Company has been actively responding to this situation to adjust its business operations, and will continue to monitor developments and take action as needed. Refer to the “Outlook” section below for further information on the ongoing and potential impacts of COVID-19 to the Company’s operations and results in future periods.

With regard to capital resources and liquidity, the Company continues to maintain a strong balance sheet, has substantial sources of liquidity available, no maintenance covenants on its debt agreements, and no significant debt maturing until September 2024. Refer to the “Capital Resources and Liquidity” section below for further information.

Impairment of Boehlen styrene monomer and Schkopau PBR Assets

In 2020, the Company continued its strategy, as described in the Company’s Annual Report for 2019, to focus efforts and increase investments in certain product offerings serving the following applications, which are less cyclical and offer significantly higher growth and margin potential: coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders segment; engineered materials (“Engineered Materials”) applications within the Performance Plastics segment, which includes consumer electronics, medical, and thermoplastic elastomers (“TPEs”) applications; and solution styrene butadiene rubber (“SSBR”) within the Synthetic Rubber segment. As a result of continuing this strategy and other management considerations, in March 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of its styrene monomer assets in Boehlen, Germany and its polybutadiene rubber (“PBR,” specifically nickel and neodymium-PBR) assets in Schkopau, Germany. Based on the Company’s evaluation of these assets, we determined that their full carrying value was not recoverable and, as a result, we recorded an impairment charge on the assets of approximately $38.3 million during the three months ended March 31, 2020, which is recorded within “Impairment Charges” on the condensed consolidated statements of operations.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(in millions)	2020	%	2019	%
Net sales	$853.5	100%	$1,013.1	100%
Cost of sales	783.8	92%	915.7	90%
Gross profit	69.7	8%	97.4	10%
Selling, general and administrative expenses	77.5	9%	68.8	7%
Equity in earnings of unconsolidated affiliates	9.8	1%	32.2	3%
Impairment charges	38.3	4%	—	—
Operating income (loss)	(36.3)	(4)%	60.8	6%
Interest expense, net	10.3	1%	10.2	1%
Other expense, net	1.6	—%	4.0	—%
Income (loss) before income taxes	(48.2)	(6)%	46.6	5%
Provision for (benefit from) income taxes	(11.9)	(1)%	10.8	1%
Net income (loss)	$(36.3)	(4)%	$35.8	4%

Three Months Ended – March 31, 2020 vs. March 31, 2019

Net Sales

Of the 16% decrease in net sales, 8% was due to lower sales volume within the Feedstocks, Synthetic Rubber, Performance Plastics, and Polystyrene segments, partially offset by higher sales volume within the Latex Binders segment. An additional 6% decrease was attributable to lower selling prices mainly due to the pass through of lower raw material costs.

Cost of Sales

Of the 14% decrease in cost of sales, 7% was due to lower sales volume within the Feedstocks, Synthetic Rubber, Performance Plastics, and Polystyrene segments, partially offset by higher sales volume within the Latex Binders segment, and 5% was due to lower raw material costs, primarily from styrene and butadiene, An additional 2% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Gross Profit

The decrease in gross profit of 28% was primarily attributable to styrene margin compression in the Feedstocks segment, as well as an unfavorable net timing impact in comparison to the prior year. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $8.7 million, or 13%, increase in SG&A was due to several factors. Higher advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow, resulted in a $6.3 million increase. Bad debt expense also increased by $2.6 million, and there was an increase of $1.3 million related to increased depreciation. Partially offsetting these increases was a decrease of $1.4 million due to currency impacts on our euro-based expenses, as the euro weakened in comparison to the U.S. dollar.

Impairment charges

Impairment charges for the three months ended March 31, 2020 were related to the impairment charges recorded on the Boehlen styrene monomer assets and Schkopau PBR assets during the period.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $22.4 million was due to lower equity earnings from Americas Styrenics, mainly attributable to lower styrene margins and the impact from the planned turnaround at its St. James, Louisiana styrene facility.

Other Expense, Net

Other expense, net for the three months ended March 31, 2020 was $1.6 million, which included $1.4 million of expense related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction losses of $0.2 million. Net foreign transaction losses included $14.0 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $13.8 million of gains from our foreign exchange forward contracts.

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

Provision for (Benefit from) Income Taxes

Benefit from income taxes for the three months ended March 31, 2020 totaled $11.9 million, resulting in an effective tax rate of 24.6%. Provision for income taxes for the three months ended March 31, 2019 totaled $10.8 million, resulting in an effective tax rate of 23.1%.

The decrease in provision for income taxes was primarily driven by the $94.8 million decrease in income before income taxes. Included in this decrease in income before income taxes were impairment charges of $38.3 million recorded during the period related to our assets in Boehlen and Schkopau, Germany. Refer to Note 9 in the condensed consolidated financial statements for further information.

Outlook

As described above in “2020 Year-to-Date Highlights,” the COVID-19 pandemic has created significant worldwide volatility, uncertainty and disruption, including impacts to our business and the end markets in which we operate. The Company’s actions taken in response to this pandemic, as well as our outlook for operations, demand, and liquidity are described herein. Due to the significant uncertainty underlying the duration, magnitude, long-term economic impact of and expectations for recovery from the COVID-19 pandemic, there are inherent limitations underlying our future projections. Refer to the “Item 1A. Risk Factors” section below for further information regarding the risks related to the pandemic.

The Company has taken proactive steps to minimize the potential impact of the COVID-19 crisis to our stakeholders as well as the financial impacts to the Company. Our primary focus in this environment has been maintaining a safe and healthy workplace for our employees and other stakeholders, which led to the formation of a COVID-19 crisis response team and implementation of a pandemic response plan. These actions have allowed us to ensure worker safety, optimize production schedules at our plants, and keep our supply chain intact while also proactively developing contingency plans and enabling the safe operation of our plants.

We have implemented actions to reduce cost and improve efficiency, including the continuation of our Business Excellence initiatives and the corporate restructuring program announced in the fourth quarter of 2019. In April 2020, the reorganization of our executive leadership team was also announced. We have also taken actions to bolster our already strong liquidity position, including the reduction of capital spending, operating expenses, and working capital. In addition, in April we announced the drawdown of $100.0 million on our 2022 Revolving Credit Facility as a precautionary measure.

Operationally, the Company has continued manufacturing at most of our locations and we have not experienced any material disruptions in our supply chain. We have seen resiliency in a number of our businesses, including sustained demand for polystyrene and latex binders for food packaging, polycarbonate for isolation sheeting, and engineered materials for medical applications. Additionally, despite the decline in demand in Feedstocks in the first quarter, we have begun to see margin improvement in Europe, as lower oil prices have started to impact the styrene cost curve, increasing the competitiveness of our Europe-based assets. However, there has been a substantial decline in demand for a number of our products, especially those serving the automotive, tire, and textiles markets, which we anticipate will have a more pronounced impact on second quarter performance.

We expect this decreased demand will result in modified production schedules at certain of our facilities. Though the overall pandemic has led to travel restrictions and remote working conditions for many of our employees, we do not anticipate that this will have a significant impact on our ability to achieve our desired business goals, or meaningfully impair productivity.

Amid this market volatility and uncertainty, the Company has continued to maintain a strong financial position with ample access to capital resources and liquidity to manage the anticipated impact of the COVID-19 pandemic on our business operations for the foreseeable future. Refer to the “Capital Resources and Liquidity” section below for more information.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2020 and 2019. Inter-segment sales have been eliminated. Refer to Note 15 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

Latex Binders Segment

Our Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for CASE applications.

	Three Months Ended
	March 31,
($ in millions)	2020	2019	% Change
Net sales	$219.1	$223.9	(2)%
Adjusted EBITDA	$21.5	$17.5	23%
Adjusted EBITDA margin	10%	8%

Three Months Ended – March 31, 2020 vs. March 31, 2019

Of the 2% decrease in net sales, 7% was due to lower pricing from the pass through of lower raw material costs, primarily from styrene and butadiene, and an additional 1% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period. These decreases were partially offset by a 7% increase due to higher sales volume to CASE applications as well as from our acquisition in Rheinmünster, Germany (see Note 14 for further information).

The $4.0 million, or 23%, increase in Adjusted EBITDA was primarily due to increased sales volume, which resulted in a $4.8 million, or 28%, increase, as well as higher margins due to improved mix and lower raw material costs, which resulted in a $1.7 million, or 10%, increase. These impacts were partially offset by a $2.8 million, or 16%, decrease due to higher fixed costs.

Synthetic Rubber Segment

Our Synthetic Rubber segment produces styrene-butadiene and polybutadiene-based rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as solution styrene-butadiene rubber (“SSBR”), while also producing core products, such as emulsion styrene-butadiene rubber (“ESBR”).

	Three Months Ended
	March 31,
($ in millions)	2020	2019	% Change
Net sales	$101.7	$124.6	(18)%
Adjusted EBITDA	$15.3	$8.8	74%
Adjusted EBITDA margin	15%	7%

Three Months Ended – March 31, 2020 vs. March 31, 2019

Of the 18% decrease in net sales, 7% was due to lower pricing from the pass through of lower raw material costs, mainly from styrene and butadiene, and 8% was due to decreased sales volumes from weak market conditions primarily resulting from the COVID-19 pandemic. An additional 2% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

The $6.5 million, or 74%, increase in Adjusted EBITDA was primarily due to lower fixed costs, from a higher level of fixed cost absorption ahead of the planned second quarter maintenance turnaround, which resulted in a $9.2 million, or 104%, increase. In addition, higher margins, from favorable net timing, resulted in a $2.9 million, or 33%, increase. These impacts were partially offset by lower sales volume as described above, which resulted in a $4.8 million, or 54%, decrease. An additional 5% decrease was due to currency impacts as the euro weakened in comparison to the U.S. dollar during the period.

Performance Plastics Segment

Our Performance Plastics segment includes a variety of highly engineered compounds and blends, our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, and engineered materials applications, which includes consumer electronics, medical, and thermoplastic elastomers (“TPEs”) applications.

	Three Months Ended
	March 31,
($ in millions)	2020	2019	% Change
Net sales	$305.1	$369.3	(17)%
Adjusted EBITDA	$36.7	$35.5	3%
Adjusted EBITDA margin	12%	10%

Three Months Ended – March 31, 2020 vs. March 31, 2019

Of the 17% decrease in net sales, 12% was due to lower sales volume, due to a delay in our raw material supply chain in PC as well as higher than normal sales volumes in the prior year due to pre-Brexit customer purchases. An additional 4% decrease was due to lower pricing from the pass through of lower raw material costs, primarily styrene.

The $1.2 million, or 3%, increase in Adjusted EBITDA was primarily due to higher margins of 21% from improved customer mix and lower raw material costs. These impacts were partially offset by a $5.8 million, or 16%, decrease due to lower sales volume as described above.

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

	Three Months Ended
	March 31,
($ in millions)	2020	2019	% Change
Net sales	$182.8	$228.5	(20)%
Adjusted EBITDA	$11.8	$16.8	(30)%
Adjusted EBITDA margin	6%	7%

Three Months Ended – March 31, 2020 vs. March 31, 2019

Of the 20% decrease in net sales, 13% was due to lower sales volume primarily attributable to re-stocking activity in the prior year. There was an additional 6% decrease due to lower pricing from the pass through of lower styrene costs to our customers.

The $5.0 million, or 30%, decrease in Adjusted EBITDA was primarily due to a 26% decrease in sales volume as well as a 5% decrease due to higher fixed costs.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, styrene-acrylate latex (“SA latex”), SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended
	March 31,
($ in millions)	2020	2019	% Change
Net sales	$44.8	$66.8	(33)%
Adjusted EBITDA	$(16.2)	$17.2	(194)%
Adjusted EBITDA margin	(36)%	26%

Three Months Ended – March 31, 2020 vs. March 31, 2019

Of the 33% decrease in net sales, 23% was due to lower styrene-related sales volume and 9% was due to lower pricing from the pass through of lower styrene prices.

The decrease of $33.4 million, or 194%, in Adjusted EBITDA was primarily due to lower margins in Europe and Asia from weaker market conditions, which resulted in a $35.6 million, or 207%, decrease.

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

	Three Months Ended
	March 31,
($ in millions)	2020	2019	% Change
Adjusted EBITDA*	$9.8	$32.2	(70)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – March 31, 2020 vs. March 31, 2019

The decrease in Adjusted EBITDA was mainly due to lower styrene margins and the impact from the planned styrene turnaround at the St. James, Louisiana styrene facility.

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

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net income (loss)	$(36.3)	$35.8
Interest expense, net	10.3	10.2
Provision for (benefit from) income taxes	(11.9)	10.8
Depreciation and amortization	36.4	33.9
EBITDA(a)	$(1.5)	$90.7
Net gain on disposition of businesses and assets(b)	(0.4)	(0.2)
Restructuring and other charges(c)	1.8	0.4
Acquisition transaction and integration net costs	0.1	—
Asset impairment charges or write-offs(d)	38.3	—
Other items(e)	18.7	11.1
Adjusted EBITDA	$57.0	$102.0

(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	The net gain on disposition of businesses and assets for the three months ended March 31, 2020 relates primarily to the sale of land in Livorno, Italy. The net gain on disposition of businesses and assets for the three months ended March 31, 2019 relates to consideration earned for the performance of our former latex business in Brazil.
(c)	Restructuring and other charges for the three months ended March 31, 2020 primarily relate to employee termination benefit charges as well as contract termination charges incurred in connection with the Company’s corporate restructuring program announced in the fourth quarter of 2019. The restructuring and other charges for the three months ended March 31, 2019 primarily relate to decommissioning charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 16 in the condensed consolidated financial statements for further information regarding restructuring activities.
(d)	Asset impairment charges or write-offs for the three months ended March 31, 2020 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany and PBR assets in Schkopau, Germany. Refer to Note 9 in the condensed consolidated financial statements for further information.
(e)	Other items for the three months ended March 31, 2020 and 2019 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services. Also included within other items for the three months ended March 31, 2020 are fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2020 and 2019. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$(5.8)	$153.2
Investing activities	39.1	(24.3)
Financing activities	(46.7)	(60.4)
Effect of exchange rates on cash	(2.7)	(1.6)
Net change in cash, cash equivalents, and restricted cash	$(16.1)	$66.9

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2020 totaled $5.8 million. Net cash used in operating assets and liabilities for the three months ended March 31, 2020 totaled $14.6 million, noting an increase in accounts receivable of $12.7 million, a decrease in accounts payable and other current liabilities of $28.9 million, and a decrease in income taxes payable of $3.3 million. This activity was partially offset by a decrease in inventories of $26.8 million. Accounts receivable at the end of the first quarter increased relative to the end of 2019 primarily due to higher selling prices in the Performance Plastics and Polystyrene segments during the period. The decrease in accounts payable and other current liabilities was due to timing of vendor payments, while the decrease in income taxes payable was primarily due to the overall reduction in earnings before income taxes. The decrease in inventories was primarily due to actions taken to reduce inventory levels as well as decreased raw material prices.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2020 totaled $39.1 million, primarily resulting from proceeds from the settlement of hedging instruments of $51.6 million (see Note 8) as well as proceeds from the sale of businesses and other assets (primarily our land in Livorno, Italy – see Note 16) of $11.6 million. These impacts were partially offset by capital expenditures of $24.3 million.

Net cash used in investing activities during the three months ended March 31, 2019 totaled $24.3 million, primarily resulting from capital expenditures of $25.0 million.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020 totaled $46.7 million. This activity was primarily due to $25.0 million of payments related to the repurchase of ordinary shares, $15.9 million of dividends paid, $3.5 million of net repayments of short-term borrowings, and $1.7 million of net principal payments related to our 2024 Term Loan B during the period.

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

Free Cash Flow is not intended to represent cash flows from operations as defined by GAAP, and therefore, should not be used as an alternative for that measure. Other companies in our industry may define Free Cash Flow differently than we do. As a result, it may be difficult to use this or similarly-named financial measures that other companies may use, to compare the liquidity and cash generation of those companies to our own. We compensate for these limitations by providing a reconciliation to cash provided by (used in) operating activities, which is determined in accordance with GAAP.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Cash provided by (used in) operating activities	$(5.8)	$153.2
Capital expenditures	(24.3)	(25.0)
Free Cash Flow	$(30.1)	$128.2

Refer to the discussion on the previous page for significant impacts to cash provided by operating activities for the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020 and December 31, 2019, we had $1,193.6 million and $1,194.7 million, respectively, in outstanding indebtedness and $956.7 million and $963.5 million, respectively, in working capital. In addition, as of March 31, 2020 and December 31, 2019, we had $69.2 million and $153.5 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of March 31, 2020 and December 31, 2019 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report.

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2020			December 31, 2019
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$682.6	3.7%	$7.1	$684.3	4.3%	$31.5
2022 Revolving Facility	—	—	0.7	—	—	3.2
2025 Senior Notes	500.0	5.4%	3.6	500.0	5.4%	12.1
Accounts Receivable Securitization Facility	—	—	0.4	—	—	1.5
Other indebtedness *	11.0	2.3%	—	10.4	2.1%	0.1
Total	$1,193.6		$11.8	$1,194.7		$48.4

*For the three months ended March 31, 2020, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022, and has a borrowing capacity of $375.0 million. As of March 31, 2020, the Company had no outstanding borrowings, and had $360.9 million (net of $14.1 million outstanding letters of credit) of funds available for borrowing under the 2022 Revolving Facility. Further, as of March 31, 2020, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum. On April 3, 2020, the Company drew down $100.0 million from the 2022 Revolving Credit Facility as a precautionary measure to secure additional cash and ensure greater financial flexibility in light of the current economic uncertainty resulting from the COVID-19 pandemic. There is a springing covenant on the 2022 Revolving Credit Facility, subject to a first lien net leverage ratio not to exceed 2.0x, which applies when 30% ($112.5 million) or more is drawn from the facility at the end of a financial quarter. As of March 31, 2020 the first lien net leverage ratio (as defined in our secured credit agreement) was 0.7x.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is LIBOR plus 2.00% (subject to a 0.00% LIBOR floor). The Company made net principal payments of $1.7 million on the 2024 Term Loan B during the three months ended March 31, 2020, with an additional $7.0 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of March 31, 2020.

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

We continue to maintain our Accounts Receivable Securitization Facility which has a borrowing capacity of $150.0 million and matures in September 2021. As of March 31, 2020, there were no amounts outstanding under this facility, and the Company had approximately $135.6 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the three months ended March 31, 2020, the Company declared dividends of $0.40 per ordinary share, totaling $15.5 million, all of which was accrued as of March 31, 2020 and which was paid in April 2020. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2020. During the three months ended March 31, 2020, under authority from our board of directors, the Company purchased approximately 0.8 million ordinary shares from our shareholders through open market transactions for an aggregate purchase price of $25.0 million. We believe that funds provided by operations, our existing cash, cash equivalent, and restricted cash balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. Further, we also believe that our financial resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A-“Risk Factors” of our Annual Report. As of March 31, 2020, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

We describe our significant accounting policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report, while we discuss our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report. There have been no material revisions to the significant accounting policies or critical accounting policies and estimates as filed in our Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 2 of our condensed consolidated financial statements, included elsewhere within this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2019. We are including the following additional risk factor, which updates the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

The extent to which the novel coronavirus (“COVID-19”) pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted but could be material.

The COVID-19 pandemic has created significant worldwide volatility, uncertainty and disruption, and the situation remains dynamic and subject to rapid and possibly material change. In particular, the COVID-19 pandemic has resulted in a substantial curtailment of business activities, a significant number of business closures, suspensions or delays of production and commercial activity, government-mandated “shelter-in-place” and travel restrictions, and weakened economic conditions in the countries in which we operate.

The extent to which the COVID-19 pandemic will ultimately adversely impact our business, liquidity, financial condition and results of operations, which impact could be material, depends on numerous factors that are highly uncertain and cannot be predicted at this time. These factors include the duration and scope of the COVID-19 pandemic, travel restrictions and “shelter-in-place” directives; changes in customer demand; our relationship with, and the financial and operational capacities of, our customers and suppliers; impacts of raw material and feedstock prices affecting the cost competitiveness of our operations relative to similar operations in other regions; the health and safety of our employees and costs incurred to keep our employees safe while maintaining continued operations, including our ability to adjust our production schedules; potential future restructuring, impairment and other charges; and the impact on economic activity generally, including a global or national recession or depression, or other sustained adverse market conditions.

Uncertain or depressed economic conditions, increased unemployment or a decline in consumer confidence as a result of the COVID-19 outbreak, could have an adverse effect on demand for our products and our customers’ products or otherwise adversely alter customer demand patterns which may negatively impact our business, liquidity, financial condition and results of operations.

The COVID-19 pandemic may also disrupt our supply chain, transportation and logistics networks, including the ability of our third party suppliers’ or logistics and transportation service providers to meet their obligations to us, which may negatively affect our operations. Ports and other channels of entry may be closed or operate at only a portion of capacity, and means of transporting products within regions or countries in which we operate may be limited.

In addition, if the COVID-19 crisis persists we face additional risks related to our liquidity and financial results, including risks associated with our indebtedness, including available capacity, compliance with financial covenants; risks related to the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; and risks related to our ongoing ability to pay our quarterly dividend at prior levels.

Our efforts to manage and mitigate these factors and risks through cost-savings and other measures may not be successful and are subject to the factors described above, many of which are uncertain or outside of our control. We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, all of which would adversely impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended March 31, 2020 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2020	365,977	$33.05	365,977	2,046,617	(1)
February 1 - February 29, 2020	448,157	$28.80	448,157	1,598,460	(1)
March 1 - March 31, 2020	—	$—	—	1,598,460	(1)
Total	814,134	$30.71	814,134
(1)	At our annual general meeting held on June 19, 2019, our shareholders authorized the Company to terminate the 2017 share repurchase authorization and replace it with a new authorization to repurchase up to 4.0 million ordinary shares over the next eighteen months at a price per share of not less than $1.00 and not more than $1,000.00.

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

10.1*†	Agreement between Trinseo, LLC and Angelo Chaclas dated January 1, 2020.

10.2*†	Agreement between Timothy Stedman and Trinseo Europe GmbH dated January 1, 2020.

10.3*	Separation Agreement between Timothy Stedman and Trinseo Europe GmbH, dated April 10, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 15, 2020).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

* Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 8, 2020

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)