Form 10-Q
period 2020-09-30
Trinseo S.A.
filed 2020-11-06
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, there were 38,310,303 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2020

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding the impact from the COVID-19 pandemic, our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$503.3	$456.2
Accounts receivable, net of allowance for doubtful accounts (September 30, 2020: $8.1; December 31, 2019: $5.3)	527.6	570.8
Inventories	311.6	438.2
Other current assets	20.7	25.9
Total current assets	1,363.2	1,491.1
Investments in unconsolidated affiliates	230.6	188.1
Property, plant and equipment, net of accumulated depreciation (September 30, 2020: $780.6; December 31, 2019: $665.7)	581.9	625.8
Other assets
Goodwill	70.7	67.7
Other intangible assets, net	183.1	191.5
Right-of-use assets - operating	75.0	71.4
Deferred income tax assets	84.2	67.5
Deferred charges and other assets	58.1	55.7
Total other assets	471.1	453.8
Total assets	$2,646.8	$2,758.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$12.5	$11.1
Accounts payable	275.0	343.0
Current lease liabilities - operating	15.2	14.1
Income taxes payable	6.6	5.0
Accrued expenses and other current liabilities	148.5	154.4
Total current liabilities	457.8	527.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,159.7	1,162.6
Noncurrent lease liabilities - operating	62.6	58.0
Deferred income tax liabilities	59.0	41.5
Other noncurrent obligations	360.1	300.2
Total noncurrent liabilities	1,641.4	1,562.3
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (September 30, 2020: 48.8 shares issued and 38.3 shares outstanding; December 31, 2019: 48.8 shares issued and 39.0 shares outstanding)	0.5	0.5
Additional paid-in-capital	578.7	574.7
Treasury shares, at cost (September 30, 2020: 10.5 shares; December 31, 2019: 9.8 shares)	(546.5)	(524.9)
Retained earnings	675.6	781.0
Accumulated other comprehensive loss	(160.7)	(162.4)
Total shareholders’ equity	547.6	668.9
Total liabilities and shareholders’ equity	$2,646.8	$2,758.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$752.1	$922.1	$2,175.3	$2,887.0
Cost of sales	648.8	836.9	2,009.3	2,618.1
Gross profit	103.3	85.2	166.0	268.9
Selling, general and administrative expenses	53.7	67.6	189.6	208.0
Equity in earnings of unconsolidated affiliates	18.3	25.7	42.5	98.2
Impairment charges	—	—	38.3	—
Operating income (loss)	67.9	43.3	(19.4)	159.1
Interest expense, net	10.0	9.2	32.0	29.3
Other expense, net	1.6	2.3	4.1	7.7
Income (loss) before income taxes	56.3	31.8	(55.5)	122.1
Provision for (benefit from) income taxes	(49.5)	9.3	3.3	35.8
Net income (loss)	$105.8	$22.5	$(58.8)	$86.3
Weighted average shares- basic	38.3	40.1	38.4	40.7
Net income (loss) per share- basic	$2.77	$0.56	$(1.53)	$2.12
Weighted average shares- diluted	38.4	40.4	38.4	41.2
Net income (loss) per share- diluted	$2.75	$0.56	$(1.53)	$2.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$105.8	$22.5	$(58.8)	$86.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(6.7)	0.5	2.9	3.2
Net gain (loss) on cash flow hedges	0.4	0.2	(4.6)	(5.1)
Pension and other postretirement benefit plans:
Net gain (loss) during period (net of tax of: $0.0, $(0.1), $0.1, and $(0.3))	0.1	(0.7)	0.7	(2.7)
Amounts reclassified from accumulated other comprehensive income	1.6	0.7	2.7	2.0
Total other comprehensive income (loss), net of tax	(4.6)	0.7	1.7	(2.6)
Comprehensive income (loss)	$101.2	$23.2	$(57.1)	$83.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2019	39.0	9.8	$0.5	$574.7	$(524.9)	$(162.4)	$781.0	$668.9
Net loss	—	—	—	—	—	—	(36.3)	(36.3)
Other comprehensive income	—	—	—	—	—	8.2	—	8.2
Share-based compensation activity	—	—	—	1.0	1.7	—	—	2.7
Purchase of treasury shares	(0.8)	0.8	—	—	(25.0)	—	—	(25.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.5)	(15.5)
Balance at March 31, 2020	38.2	10.6	$0.5	$575.7	$(548.2)	$(154.2)	$729.2	$603.0
Net loss	—	—	—	—	—	—	(128.4)	(128.4)
Other comprehensive loss	—	—	—	—	—	(1.9)	—	(1.9)
Share-based compensation activity	0.1	(0.1)	—	0.6	0.9	—	—	1.5
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.4)	(15.4)
Balance at June 30, 2020	38.3	10.5	$0.5	$576.3	$(547.3)	$(156.1)	$585.4	$458.8
Net income	—	—	—	—	—	—	105.8	105.8
Other comprehensive loss	—	—	—	—	—	(4.6)	—	(4.6)
Share-based compensation activity	—	—	—	2.4	0.8	—	—	3.2
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.6)	(15.6)
Balance at September 30, 2020	38.3	10.5	$0.5	$578.7	$(546.5)	$(160.7)	$675.6	$547.6

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	41.6	7.2	$0.5	$575.4	$(418.1)	$(142.3)	$753.2	$768.7
Net income	—	—	—	—	—	—	35.8	35.8
Other comprehensive loss	—	—	—	—	—	(1.2)	—	(1.2)
Share-based compensation activity	0.1	(0.1)	—	(6.6)	7.0	—	—	0.4
Purchase of treasury shares	(0.7)	0.7	—	—	(34.0)	—	—	(34.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(16.6)	(16.6)
Balance at March 31, 2019	41.0	7.8	$0.5	$568.8	$(445.1)	$(143.5)	$772.4	$753.1
Net income	—	—	—	—	—	—	28.0	28.0
Other comprehensive loss	—	—	—	—	—	(2.1)	—	(2.1)
Share-based compensation activity	0.1	(0.1)	—	2.4	1.7	—	—	4.1
Purchase of treasury shares	(0.5)	0.5	—	—	(21.7)	—	—	(21.7)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(16.3)	(16.3)
Balance at June 30, 2019	40.6	8.2	$0.5	$571.2	$(465.1)	$(145.6)	$784.1	$745.1
Net income	—	—	—	—	—	—	22.5	22.5
Other comprehensive income	—	—	—	—	—	0.7	—	0.7
Share-based compensation activity	—	—	—	3.0	0.2	—	—	3.2
Purchase of treasury shares	(1.1)	1.1	—	—	(40.9)	—	—	(40.9)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.6)	(15.6)
Balance at September 30, 2019	39.5	9.3	$0.5	$574.2	$(505.8)	$(144.9)	$791.0	$715.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(58.8)	$86.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	101.8	101.7
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	2.8	(0.4)
Deferred income tax	(0.3)	(4.5)
Share-based compensation expense	9.0	10.8
Earnings of unconsolidated affiliates, net of dividends	(42.5)	(20.7)
Unrealized net gain on foreign exchange forward contracts	(9.8)	(4.6)
Gain on sale of businesses and other assets	(0.4)	(0.2)
Impairment charges	38.9	—
Pension settlement loss	1.0	1.2
Changes in assets and liabilities
Accounts receivable	48.2	34.7
Inventories	132.6	51.6
Accounts payable and other current liabilities	(66.1)	16.1
Income taxes payable	2.1	(9.6)
Other assets, net	(23.2)	0.6
Other liabilities, net	(7.6)	11.9
Cash provided by operating activities	127.7	274.9
Cash flows from investing activities
Capital expenditures	(60.9)	(71.2)
Net cash received (paid) for asset and business acquisitions, net of cash acquired	0.1	(6.4)
Proceeds from the sale of businesses and other assets	11.9	0.7
Proceeds from the settlement of hedging instruments	51.6	—
Cash provided by (used in) investing activities	2.7	(76.9)
Cash flows from financing activities
Short-term borrowings, net	(8.2)	(4.8)
Purchase of treasury shares	(25.0)	(98.7)
Dividends paid	(46.5)	(50.0)
Proceeds from exercise of option awards	0.4	0.9
Withholding taxes paid on restricted share units	(0.6)	(3.9)
Repayments of 2024 Term Loan B	(5.2)	(5.3)
Proceeds from draw on 2022 Revolving Facility	100.0	—
Repayments of 2022 Revolving Facility	(100.0)	—
Cash used in financing activities	(85.1)	(161.8)
Effect of exchange rates on cash	1.3	(4.0)
Net change in cash, cash equivalents, and restricted cash	46.6	32.2
Cash, cash equivalents, and restricted cash—beginning of period	457.4	452.3
Cash, cash equivalents, and restricted cash—end of period	$504.0	$484.5
Less: Restricted cash, included in "Other current assets"	(0.7)	(1.2)
Cash and cash equivalents—end of period	$503.3	$483.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2020 and 2019 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2019 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020. The effects of the COVID-19 pandemic negatively impacted the Company’s results of operations, cash flows and financial position during 2020. It is possible that these negative effects could continue, the significance of which is dependent on numerous factors that are uncertain, including the duration and scope of the COVID-19 pandemic. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended September 30, 2020. However, actual results could differ from these estimates and assumptions.

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

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2020 and 2019:

	Latex	Synthetic	Performance
Three Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
September 30, 2020
United States	$54.1	$—	$60.7	$—	$2.0	$116.8
Europe	79.7	75.3	140.7	96.9	25.1	417.7
Asia-Pacific	48.1	4.2	69.0	70.4	4.9	196.6
Rest of World	1.3	—	19.7	—	—	21.0
Total	$183.2	$79.5	$290.1	$167.3	$32.0	$752.1
September 30, 2019
United States	$69.4	$—	$75.0	$—	$3.1	$147.5
Europe	94.2	104.2	170.5	109.5	37.8	516.2
Asia-Pacific	63.1	—	56.4	88.1	24.9	232.5
Rest of World	3.0	—	22.9	—	—	25.9
Total	$229.7	$104.2	$324.8	$197.6	$65.8	$922.1

	Latex	Synthetic	Performance
Nine Months Ended	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Total
September 30, 2020
United States	$167.2	$—	$168.8	$—	$5.9	$341.9
Europe	254.0	209.9	403.5	301.8	74.7	1,243.9
Asia-Pacific	140.9	7.6	166.8	204.1	19.7	539.1
Rest of World	5.2	—	45.2	—	—	50.4
Total	$567.3	$217.5	$784.3	$505.9	$100.3	$2,175.3
September 30, 2019
United States	$199.9	$—	$235.3	$—	$8.1	$443.3
Europe	294.8	340.9	571.3	363.6	111.4	1,682.0
Asia-Pacific	180.4	—	167.6	269.6	67.9	685.5
Rest of World	8.7	—	67.5	—	—	76.2
Total	$683.8	$340.9	$1,041.7	$633.2	$187.4	$2,887.0

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales	$269.7	$374.6	$817.3	$1,162.2
Gross profit	$39.6	$59.6	$78.1	$199.6
Net income	$27.5	$44.6	$39.3	$160.3

Americas Styrenics

As of September 30, 2020 and December 31, 2019, the Company’s investment in Americas Styrenics was $230.6 million and $188.1 million, respectively, which was $12.2 million and $(10.3) million greater (less) than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over the weighted average remaining useful life of the contributed assets of approximately 2.1 years as of September 30, 2020. The Company did not receive dividends from Americas Styrenics during the three and nine months ended September 30, 2020, and received dividends of $25.0 million and $77.5 million from Americas Styrenics during the three and nine months ended September 30, 2019, respectively.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2020	2019
Finished goods	$139.0	$210.8
Raw materials and semi-finished goods	132.8	190.1
Supplies	39.8	37.3
Total	$311.6	$438.2

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, debt consisted of the following:

			September 30, 2020			December 31, 2019
	Interest Rate as of September 30, 2020	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.147%	September 2024	$679.1	$(11.5)	$667.6	$684.3	$(13.7)	$670.6
2022 Revolving Facility(2)	Various	September 2022	—	—	—	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(6.5)	493.5	500.0	(7.3)	492.7
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—	—	—	—
Other indebtedness	Various	Various	11.1	—	11.1	10.4	—	10.4
Total debt			$1,190.2	$(18.0)	$1,172.2	$1,194.7	$(21.0)	$1,173.7
Less: current portion(4)					(12.5)			(11.1)
Total long-term debt, net of unamortized deferred financing fees					$1,159.7			$1,162.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	On April 3, 2020, the Company drew down $100.0 million from the 2022 Revolving Facility, which it repaid on July 24, 2020. As of September 30, 2020, under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $360.1 million (net of $14.9 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of September 30, 2020, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $126.7 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.00%.
(4)	As of September 30, 2020 and December 31, 2019, the current portion of long-term debt was primarily related to $7.0 million of the scheduled future principal payments on the 2024 Term Loan B.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2019 to September 30, 2020:

	Latex	Synthetic	Performance			Americas
	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2019	$15.6	$11.0	$36.7	$4.4	$—	$—	$67.7
Foreign currency impact	0.7	0.5	1.6	0.2	—	—	3.0
Balance at September 30, 2020	$16.3	$11.5	$38.3	$4.6	$—	$—	$70.7

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

As of September 30, 2020, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $497.1 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2020:

September 30,
Buy / (Sell)	2020
Euro	$(351.4)
Chinese Yuan	$(66.9)
Swiss Franc	$29.9
Indonesian Rupiah	$(13.7)
Mexican Peso	$(12.1)

Open foreign exchange forward contracts as of September 30, 2020 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of September 30, 2020 had maturities occurring over a period of 15 months, and had a net notional U.S. dollar equivalent of $81.0 million.

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

As of September 30, 2020, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (0.15% as of September 30, 2020) from the counterparties.

Net Investment Hedge

On September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on its 2025 Senior Notes for euro-denominated payments. Under the terms of this CCS (the “2017 CCS”), the Company notionally exchanged $500.0 million at an interest rate of 5.375% for €420.0 million at a weighted average interest rate of 3.45% for approximately five years. On September 1, 2017, the Company designated the full notional amount of the 2017 CCS (€420.0 million) as a hedge of its net investment in certain European subsidiaries under the forward method, with all changes in the fair value of the 2017 CCS recorded as a component of AOCI, as the 2017 CCS were deemed to be highly effective hedges. A cumulative foreign currency translation loss of $38.0 million was recorded within AOCI related to the 2017 CCS through March 31, 2018.

Effective April 1, 2018, the Company elected as an accounting policy to re-designate the 2017 CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the 2017 CCS included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within Other Comprehensive Income (“OCI”), and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of September 30, 2020, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Prior to April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

As of April 1, 2018, the initial excluded component value related to the 2017 CCS was $23.6 million, which the Company elected to amortize as a reduction of “Interest expense, net” in the condensed consolidated statements of operations using the straight-line method over the remaining term of the 2017 CCS. Additionally, the accrual of periodic U.S. dollar and euro-denominated interest receipts and payments under the terms of the 2017 CCS were recognized within “Interest expense, net” in the condensed consolidated statements of operations.

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

As of July 1, 2020, based on the value of the Company’s net investment in certain of its European subsidiaries, a portion of the 2020 CCS was determined to no longer be a highly effective hedge. As a result, the Company de-designated €16.1 million of the 2020 CCS from being a net investment hedge for the third quarter of 2020, pursuant to which changes in the fair value of this non-hedged component were recognized within “Other expense, net” in the condensed consolidated statements of operations for the three months ended September 30, 2020.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net
Total amount of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$648.8	$10.0	$1.6	$836.9	$9.2	$2.3

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(0.7)	$—	$—	$1.9	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$(0.8)	$—	$—	$0.2	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$1.6	$—	$—	$4.2	$—
Amount of loss recognized in income (2)	$—	$—	$(0.8)	$—	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(13.2)	$—	$—	$14.6

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net
Total amount of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$2,009.3	$32.0	$4.1	$2,618.1	$29.3	$7.7

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$—	$—	$—	$4.1	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$(1.6)	$—	$—	$0.9	$—

Effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing (1)	$—	$7.0	$—	$—	$12.0	$—
Amount of loss recognized in income (2)	$—	$—	$(0.8)	$—	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(7.5)	$—	$—	$14.9
(1)	Amount for the nine months ended September 30, 2020 includes the effect on AOCI from the 2017 CCS through its settlement on February 26, 2020 and the effect on AOCI from the 2020 CCS from when it was entered into on February 26, 2020 through September 30, 2020.
(2)	Amount represents the change in fair value of the portion of the 2020 CCS that was de-designated from hedge accounting for the three months ended September 30, 2020.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and nine months ended September 30, 2020 and 2019:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(0.3)	$1.2	$0.6	$1.7
Interest rate swaps	0.7	(1.0)	(5.2)	(6.8)
Total	$0.4	$0.2	$(4.6)	$(5.1)
Designated as Net Investment Hedges
Cross currency swaps (CCS) (1)	$(24.2)	$22.1	$(11.6)	$30.0
Total	$(24.2)	$22.1	$(11.6)	$30.0
(1)	Amount for the nine months ended September 30, 2020 includes the effect on AOCI from the 2017 CCS through its settlement on February 26, 2020 and the effect on AOCI from the 2020 CCS from when it was entered into on February 26, 2020 through September 30, 2020.

The Company recorded losses of $13.2 million and $7.5 million during the three and nine months ended September 30, 2020, respectively, and recorded gains of $14.6 million and $14.9 million during the three and nine months ended September 30, 2019, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The losses and gains from these forward contracts offset net foreign exchange transaction gains of $13.9 million and $8.6 million during the three and nine months ended September 30, 2020, respectively, and losses of $14.8 million and $15.3 million during the three and nine months ended September 30, 2019, respectively, which resulted from the re-measurement of the Company’s foreign currency-denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statements of cash flows.

The Company expects to reclassify in the next twelve months an approximate $3.6 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of September 30, 2020 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2020
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$6.5	$0.5	$—	$4.1	$11.1
Deferred charges and other assets	—	0.2	—	—	0.2
Gross derivative asset position	6.5	0.7	—	4.1	11.3
Less: Counterparty netting	(0.4)	—	—	—	(0.4)
Net derivative asset position	$6.1	$0.7	$—	$4.1	$10.9
Liability Derivatives:
Accounts payable	$(1.2)	$(0.7)	$(3.4)	$—	$(5.3)
Other noncurrent obligations	—	—	(3.3)	(36.1)	(39.4)
Gross derivative liability position	(1.2)	(0.7)	(6.7)	(36.1)	(44.7)
Less: Counterparty netting	0.4	—	—	—	0.4
Net derivative liability position	$(0.8)	$(0.7)	$(6.7)	$(36.1)	$(44.3)
Total net derivative position	$5.3	$—	$(6.7)	$(32.0)	$(33.4)

	December 31, 2019
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1.1	$—	$—	$8.6	$9.7
Deferred charges and other assets	—	—	—	19.2	19.2
Gross derivative asset position	1.1	—	—	27.8	28.9
Less: Counterparty netting	(0.4)	—	—	—	(0.4)
Net derivative asset position	$0.7	$—	$—	$27.8	$28.5
Liability Derivatives:
Accounts payable	$(5.7)	$(0.5)	$(0.4)	$—	$(6.6)
Other noncurrent obligations	—	—	(1.0)	—	(1.0)
Gross derivative liability position	(5.7)	(0.5)	(1.4)	—	(7.6)
Less: Counterparty netting	0.5	—	—	—	0.5
Net derivative liability position	$(5.2)	$(0.5)	$(1.4)	$—	$(7.1)
Total net derivative position	$(4.5)	$(0.5)	$(1.4)	$27.8	$21.4

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$6.1	$—	$6.1
Foreign exchange forward contracts—(Liabilities)	—	(0.8)	—	(0.8)
Foreign exchange cash flow hedges—Assets	—	0.7	—	0.7
Foreign exchange cash flow hedges—(Liabilities)	—	(0.7)	—	(0.7)
Interest rate swaps—(Liabilities)	—	(6.7)	—	(6.7)
Cross currency swaps—Assets	—	4.1	—	4.1
Cross currency swaps—(Liabilities)	—	(36.1)	—	(36.1)
Total fair value	$—	$(33.4)	$—	$(33.4)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.7	$—	$0.7
Foreign exchange forward contracts—(Liabilities)	—	(5.2)	—	(5.2)
Foreign exchange cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Interest rate swaps—(Liabilities)	—	(1.4)	—	(1.4)
Cross currency swaps—Assets	—	27.8	—	27.8
Total fair value	$—	$21.4	$—	$21.4

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

Nonrecurring Fair Value Measurements

The Company’s financial assets measured at fair value on a nonrecurring basis as of September 30, 2020 were as follows:

	September 30, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Boehlen styrene monomer property, plant and equipment	$—	$—	$3.5	$3.5
Schkopau PBR property, plant and equipment	—	—	1.5	1.5
Total fair value	$—	$—	$5.0	$5.0

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

Based on the Company’s evaluation of these asset groups, it determined that the long-lived assets at both locations should be assessed for impairment during the nine months ended September 30, 2020. These assessments indicated that the carrying values of the asset groups at each location were not recoverable when compared to the expected undiscounted future cash flows from the operation and potential disposition of these assets. Based upon the Company’s assessment, it concluded that the fair value of the Boehlen styrene monomer and Schkopau PBR asset groups totaled $3.5 million and $1.5 million, respectively, as of September 30, 2020, including the impacts of depreciation and foreign currency. Therefore, the Company recorded impairment charges on the Boehlen styrene monomer assets and the Schkopau PBR assets of $10.3 million and $28.0 million, respectively, during the nine months ended September 30, 2020, which are included within “Impairment charges” on the condensed consolidated statements of operations. The fair value of the depreciable assets at each location was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data.

There were no other financial assets and no financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2020 and there were no financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2020 and December 31, 2019:

	As of	As of
	September 30, 2020	December 31, 2019
2025 Senior Notes	$498.6	$503.7
2024 Term Loan B	663.8	686.4
Total fair value	$1,162.4	$1,190.1

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of September 30, 2020 and December 31, 2019.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Effective income tax rate	(87.9)%	29.3%	(5.9)%	29.3%

Provision for (benefit from) income taxes for the three and nine months ended September 30, 2020 totaled $(49.5) million and $3.3 million, respectively, resulting in an effective tax rate of (87.9)% and (5.9)%, respectively. Provision for income taxes for the three and nine months ended September 30, 2019 totaled $9.3 million and $35.8 million, respectively, resulting in an effective tax rate of 29.3% for both periods.

The effective income tax rate for the three months ended September 30, 2020 was primarily driven by the change in the Company’s forecasted jurisdictional mix of earnings from prior quarter estimates. This forecast now anticipates a greater amount of income to be generated in lower rate jurisdictions than was previously estimated.

The effective income tax rate for the nine months ended September 30, 2020 was primarily driven by the Company’s overall forecasted jurisdictional mix of earnings, where the tax benefit on losses expected to be generated in lower rate jurisdictions are being more than offset by tax expense on income expected to be generated in higher tax jurisdictions, resulting in a negative tax rate based on the overall forecasted loss for the year. Also impacting the rate for the nine months ended September 30, 2020 was a tax benefit related to the impairment charges recorded during the period related to the Company’s assets in Boehlen and Schkopau, Germany. Refer to Note 9 in the condensed consolidated financial statements for further information.

As of September 30, 2020, the Company has a net deferred tax asset before valuation allowance of approximately $66.3 million in its Switzerland subsidiaries, primarily related to the future benefit from transitional relief measures resulting from federal and cantonal tax law changes enacted in 2019. Offsetting this one-time deferred tax benefit is a $25.3 million valuation allowance, originally recorded during the year ended December 31, 2019. Refer to the Annual Report on Form 10-K for further information. Also included in deferred tax assets as of September 30, 2020, are net operating loss carryforwards which, if not utilized, will expire in 2026 and 2027. It is possible that the remainder of the one-time deferred tax benefit from Swiss tax law changes, as well as the loss carryforwards may expire unused if the Company is not able to generate sufficient taxable income in Switzerland. In the future, if the Company cannot assert it is more likely than not it will realize this net deferred tax asset, an additional valuation allowance will be established, impacting the Company’s financial position and results of operations in the period recognized.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of September 30, 2020 and December 31, 2019, the Company had no accrued obligations for environmental remediation or restoration costs.

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

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Defined Benefit Pension Plans
Service cost	$4.4	$3.1	$13.0	$9.4
Interest cost	0.9	1.2	2.5	3.8
Expected return on plan assets	(0.3)	(0.5)	(1.0)	(1.6)
Amortization of prior service credit	(0.3)	(0.3)	(0.9)	(0.8)
Amortization of net loss	1.2	0.8	3.6	2.3
Net settlement loss	1.1	0.6	1.1	1.3
Net periodic benefit cost	$7.0	$4.9	$18.3	$14.4

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three and nine months ended September 30, 2020 and 2019.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $290.9 million and $270.6 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.3 million and $4.7 million during the three and nine months ended September 30, 2020, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $3.3 million to its defined benefit plans for the remainder of 2020.

NOTE 13—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and nine months ended September 30, 2020 and 2019, as well as unrecognized compensation cost as of September 30, 2020:

					As of
	Three Months Ended		Nine Months Ended		September 30, 2020
	September 30,		September 30,		Unrecognized	Weighted
	2020	2019	2020	2019	Compensation Cost	Average Years
RSUs	$1.6	$1.9	$5.1	$5.9	$10.0	1.9
Options	0.6	0.6	2.4	2.6	2.1	1.3
PSUs	0.5	0.6	1.5	2.3	3.0	1.9
Total share-based compensation expense	$2.7	$3.1	$9.0	$10.8

The following table summarizes awards granted and the respective weighted average grant date fair value for the nine months ended September 30, 2020:

	Nine Months Ended
	September 30, 2020
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	355,818	$24.13
Options	530,241	6.51
PSUs	102,545	24.54

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the nine months ended September 30, 2020:

Nine Months Ended
September 30, 2020
Expected term (in years)	5.50
Expected volatility	39.93%
Risk-free interest rate	1.19%
Dividend yield	3.25%

The expected volatility assumption is predominantly determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the nine months ended September 30, 2020, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the nine months ended September 30, 2020:

Nine Months Ended
September 30, 2020
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

NOTE 14—ACQUISITIONS AND DIVESTITURES

Acquisition of Latex Binders Assets in Germany

On October 1, 2019, the Company completed the acquisition from Dow of its latex binder production facilities and related infrastructure in Rheinmünster, Germany. The transaction included full ownership and operational control of latex production facilities, site infrastructure, and service contracts, as well as certain employees transferring from Dow to Trinseo. This acquisition provided Trinseo with manufacturing assets supporting its strategy to grow its Latex Binders business in applications serving the coatings, adhesives, specialty paper, and sealants markets. The transaction was accounted for as a business combination and did not require any upfront cash outlay from Trinseo. The Company assumed net liabilities of $2.0 million as well as employees transferred in connection with the acquisition during the year ended December 31, 2019. In exchange for the net liabilities assumed, Trinseo received net cash of $6.7 million during the year ended December 31, 2019, and an additional $0.2 million during the nine months ended September 30, 2020.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the third quarter of 2020, there were no changes to the purchase price allocation for the acquisition. However, further adjustments may be necessary as a result of the Company’s ongoing assessment of additional information related to the fair value of assets acquired and liabilities assumed during the measurement period. Refer to the Annual Report for further information.

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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and nine months ended September 30, 2020 and 2019. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three and nine months ended September 30, 2020 and 2019.

	Latex	Synthetic	Performance			Americas
Three Months Ended (1)	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics
September 30, 2020	$19.6	$(2.2)	$50.9	$20.7	$10.8	$18.3
September 30, 2019	$21.0	$7.4	$36.3	$16.3	$0.1	$25.7

	Latex	Synthetic	Performance			Americas
Nine Months Ended (1)	Binders	Rubber	Plastics	Polystyrene	Feedstocks	Styrenics
September 30, 2020	$58.1	$(14.7)	$82.0	$47.4	$(8.9)	$42.5
September 30, 2019	$59.1	$29.1	$106.1	$49.3	$16.7	$98.2
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

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income (loss) before income taxes	$56.3	$31.8	$(55.5)	$122.1
Interest expense, net	10.0	9.2	32.0	29.3
Depreciation and amortization	30.7	33.0	101.8	101.7
Corporate Unallocated(2)	16.5	18.7	56.1	65.6
Adjusted EBITDA Addbacks(3)	4.6	14.1	72.0	39.8
Segment Adjusted EBITDA	$118.1	$106.8	$206.4	$358.5
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net gain on disposition of businesses and assets	$—	$—	$(0.4)	$(0.2)
Restructuring and other charges (Note 16)	2.0	0.2	10.1	0.3
Acquisition transaction and integration net costs	—	0.6	(0.3)	1.3
Asset impairment charges or write-offs (Note 9)	—	—	38.3	—
Other items(a)	2.6	13.3	24.3	38.4
Total Adjusted EBITDA Addbacks	$4.6	$14.1	$72.0	$39.8
(a)	Other items for the three and nine months ended September 30, 2020 and 2019 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives as well as advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services.

New Segmentation

As a subsequent event, effective October 1, 2020, the Company will realign its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. With this change, the Company will report operating results for seven segments, five of which will remain unchanged from the Company’s current segmentation: Latex Binders, Synthetic Rubber, Feedstocks, Polystyrene, and Americas Styrenics. The Company’s Performance Plastics segment, which currently includes a variety of compounds and blends as well as the results of the ABS, SAN, TPE, and PC businesses, will now be reorganized into two standalone reporting segments, Engineered Materials and Base Plastics. The new Engineered Materials segment will include the Company’s compounds and blends products sold into higher growth and higher value applications, such as consumer electronics and medical, as well as the Company’s TPE products which are sold into a variety of applications including footwear and automotive. The new Base Plastics segment will contain the results of the remaining businesses, including the ABS, SAN, and PC businesses, as well as compounds and blends for automotive and other applications. This segmentation change will provide enhanced clarity to investors by placing the results of the Company’s products sold into engineered materials applications into a single reporting segment, which aligns with the Company’s strategy to focus its efforts and investments in these applications, as they tend to be less cyclical and offer significantly higher growth and margin potential. The resegmentation will also reduce complexity as ABS, SAN, and PC are primary inputs into the downstream production of these highly engineered materials. The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 will be presented under this new segmentation.

NOTE 16—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2020	2019	2020	2019	Charges	Segment
Corporate Restructuring Program
Accelerated depreciation	$—	$—	$2.5	$—	$2.9
Employee termination benefits	(0.5)	—	3.9	—	20.9
Contract terminations	—	—	2.4	—	2.8
Decommissioning and other	0.2		0.2		0.2
Corporate Program Subtotal	$(0.3)	$—	$9.0	$—	$26.8	N/A(1)
Terneuzen Compounding Restructuring
Asset impairment/accelerated depreciation	$—	$—	$—	$—	$3.1
Employee termination benefits	—	—	—	(0.4)	0.7
Contract terminations	—	—	—	—	0.3
Decommissioning and other	0.2	0.1	0.4	0.3	2.4
Terneuzen Subtotal	$0.2	$0.1	$0.4	$(0.1)	$6.5	Performance Plastics(2)
Livorno Plant Restructuring
Asset impairment/accelerated depreciation	$—	$—	$—	$—	$14.7
Employee termination benefits	—	—	—	—	5.4
Contract terminations	—	—	—	—	0.3
Decommissioning and other	—	0.1	0.2	0.4	4.4
Livorno Subtotal	$—	$0.1	$0.2	$0.4	$24.8	Latex Binders(3)
Other Restructurings	2.1	—	3.0	—		Various
Total Restructuring Charges	$2.0	$0.2	$12.6	$0.3
(1)	In November 2019, the Company announced a corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency, which continued through the nine months ended September 30, 2020. The Company expects to incur incremental employee termination benefit charges of less than $1.0 million through the end of 2020, and the majority of these total benefits are expected to be paid by the end of 2020. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.
(2)	In 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. As of September 30, 2020, the new facility is complete, along with all transition and quality assurance activities. Production at the prior facility ceased in 2019, and demolition activities began in 2020, which are expected to continue through the first half of 2021. The Company estimates it will incur and pay incremental demolition and other charges of less than $1.0 million through the first half of 2021.
(3)	In 2016, the Company ceased manufacturing activities at its latex binders manufacturing facility in Livorno, Italy and began decommissioning activities. In 2018, the Company entered into an agreement to sell the land where the former facility is located. This land sale closed in January 2020, for a total purchase price of $12.5 million. A prepayment of $1.3 million of this purchase price was received in 2018 and was recorded within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets as of December 31, 2019. The remaining purchase price was received in January 2020 when the transaction closed. The Company recorded a net gain on sale of $0.6 million during the nine months ended September 30, 2020, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of September 30, 2020. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets. The liability balances as of September 30, 2020 primarily represent activity related to the corporate restructuring program. No other individual restructuring activity had a material liability balance as of September 30, 2020.

	Balance at			Balance at
	December 31, 2019	Expenses	Deductions(1)	September 30, 2020
Employee termination benefits	$17.2	$6.2	$(11.3)	$12.1
Contract terminations	0.7	—	(0.6)	0.1
Decommissioning and other	—	2.9	(2.9)	—
Total	$17.9	$9.1	$(14.8)	$12.2
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2020 and 2019	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2020	$(97.1)	$(54.6)	$(4.4)	$(156.1)
Other comprehensive income (loss)	(6.7)	0.1	(1.1)	(7.7)
Amounts reclassified from AOCI to net income(1)	—	1.6	1.5	3.1
Balance as of September 30, 2020	$(103.8)	$(52.9)	$(4.0)	$(160.7)

Balance as of June 30, 2019	$(109.1)	$(40.1)	$3.6	$(145.6)
Other comprehensive income (loss)	0.5	(0.7)	2.3	2.1
Amounts reclassified from AOCI to net income (loss)(1)	—	0.7	(2.1)	(1.4)
Balance as of September 30, 2019	$(108.6)	$(40.1)	$3.8	$(144.9)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2020 and 2019	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)
Other comprehensive income (loss)	2.9	0.7	(6.2)	(2.6)
Amounts reclassified from AOCI to net income(1)	—	2.7	1.6	4.3
Balance as of September 30, 2020	$(103.8)	$(52.9)	$(4.0)	$(160.7)

Balance as of December 31, 2018	$(111.8)	$(39.4)	$8.9	$(142.3)
Other comprehensive income (loss)	3.2	(2.7)	(0.1)	0.4
Amounts reclassified from AOCI to net income (loss)(1)	—	2.0	(5.0)	(3.0)
Balance as of September 30, 2019	$(108.6)	$(40.1)	$3.8	$(144.9)
(1)	The following is a summary of amounts reclassified from AOCI to net income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
AOCI Components	2020	2019	2020	2019	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$0.7	$(1.9)	$—	$(4.1)	Cost of sales
Interest rate swaps	0.8	(0.2)	1.6	(0.9)	Interest expense, net
Total before tax	1.5	(2.1)	1.6	(5.0)
Tax effect	—	—	—	—	Provision for (benefit from) income taxes
Total, net of tax	$1.5	$(2.1)	$1.6	$(5.0)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.3)	$(0.3)	$(0.9)	$(0.8)	(a)
Net actuarial loss	1.2	0.7	3.5	2.3	(a)
Net settlement loss	1.1	0.6	1.1	1.3	(a)
Total before tax	2.0	1.0	3.7	2.8
Tax effect	(0.4)	(0.3)	(1.0)	(0.8)	Provision for (benefit from) income taxes
Total, net of tax	$1.6	$0.7	$2.7	$2.0
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2020	2019	2020	2019
Earnings:
Net income (loss)	$105.8	$22.5	$(58.8)	$86.3
Shares:
Weighted average ordinary shares outstanding	38.3	40.1	38.4	40.7
Dilutive effect of RSUs, option awards, and PSUs(1)	0.1	0.3	—	0.5
Diluted weighted average ordinary shares outstanding	38.4	40.4	38.4	41.2
Income (loss) per share:
Income (loss) per share—basic	$2.77	$0.56	$(1.53)	$2.12
Income (loss) per share—diluted	$2.75	$0.56	$(1.53)	$2.09
(1)	Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. There were 1.6 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2020. As the Company recorded a net loss for the nine months ended September 30, 2020, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive. The number of anti-dilutive shares that have been excluded from the computation of diluted earnings per share were 0.8 million and 0.7 million for the three and nine months ended September 30, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2020 Year-to-Date Highlights

During the three and nine months ended September 30, 2020, Trinseo recognized net income (loss) of $105.8 million and $(58.8) million, respectively, and Adjusted EBITDA of $101.6 million and $150.3 million, respectively. Our year-to-date results were significantly impacted by the negative effects of the COVID-19 pandemic as well as unfavorable net raw material timing, while our quarterly results reflected a strong recovery in demand, most notably in automotive, construction, and appliance applications. This demand recovery included continued strength in packaging, protective sheeting, and consumer electronics, which had been more resilient through the pandemic. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

COVID-19 Pandemic

The Company noted adverse market and industry conditions beginning to emerge in mid-March 2020 stemming from the COVID-19 pandemic, which created an environment with historically-low demand, mainly in our Performance Plastics and Synthetic Rubber segments, resulting from reduced sales to automotive and tire applications. Management estimates that the unfavorable pre-tax impact from COVID-19 on profitability was approximately $65.0 million to $70.0 million in the first half of the year with an expected second half pre-tax benefit of $10.0 million to $15.0 million from restocking volume and margin benefits, resulting in a full-year anticipated pre-tax impact of $55.0 million. To mitigate the impacts of the adverse conditions caused by COVID-19, our management took actions to reduce and control operating costs and to reduce our utility costs. Further, during the third quarter, the Company observed significant demand recovery in many of our end markets.

Through the third quarter, the Company has continued operations at all of our manufacturing locations and has not experienced any material disruptions in our supply chain, which has allowed us to continue meeting customer demand. Our procurement and supply chain teams continue to update contingency plans in the event of a significant disruption or shutdown so that future customer demand can continue to be met with timeliness and quality. The Company has been actively responding to this situation to adjust our business operations, and will continue to monitor developments and take action as needed. Refer to the “Outlook” section below for further information on the ongoing and potential impacts of COVID-19 to the Company’s operations and results in future periods.

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

Impairment of Boehlen styrene monomer and Schkopau PBR Assets

In 2020, the Company continued our strategy, as described in the Company’s Annual Report for 2019, to focus efforts and increase investments in certain product offerings serving the following applications, which are less cyclical and offer significantly higher growth and margin potential: coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders segment; engineered materials (“Engineered Materials”) applications within the Performance Plastics segment, which includes consumer electronics, medical, and thermoplastic elastomers (“TPEs”) applications; and solution styrene butadiene rubber (“SSBR”) within the Synthetic Rubber segment. As a result of continuing this strategy and other management considerations, in March 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of our styrene monomer assets in Boehlen, Germany and our polybutadiene rubber (“PBR,” specifically nickel and neodymium-PBR) assets in Schkopau, Germany. Based on the Company’s evaluation of these assets, we determined that their full carrying value was not recoverable and, as a result, we recorded an impairment charge on the assets of approximately $38.3 million in March 2020. This impairment charge is recorded within “Impairment charges” on the condensed consolidated statements of operations for the nine months ended September 30, 2020. In May 2020, the Company made the determination to mothball our PBR production assets in Schkopau, Germany. The impacts of this decision and the resulting measures taken by the Company are not material to our financial statements. In October 2020, the Company entered into certain long-term supply agreements for raw materials used in our Boehlen styrene monomer facility. As a result of the more favorable cost position and operational flexibility achieved from these agreements, management has made the decision to continue operations at this facility.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2020	%	2019	%	2020	%	2019	%
Net sales	$752.1	100%	$922.1	100%	$2,175.3	100%	$2,887.0	100%
Cost of sales	648.8	86%	836.9	91%	2,009.3	92%	2,618.1	91%
Gross profit	103.3	14%	85.2	9%	166.0	8%	268.9	9%
Selling, general and administrative expenses	53.7	7%	67.6	7%	189.6	9%	208.0	7%
Equity in earnings of unconsolidated affiliates	18.3	2%	25.7	3%	42.5	2%	98.2	3%
Impairment charges	—	—%	—	—%	38.3	2%	—	—%
Operating income (loss)	67.9	9%	43.3	5%	(19.4)	(1)%	159.1	6%
Interest expense, net	10.0	1%	9.2	1%	32.0	1%	29.3	1%
Other expense, net	1.6	—%	2.3	—%	4.1	—%	7.7	—%
Income (loss) before income taxes	56.3	7%	31.8	3%	(55.5)	(3)%	122.1	4%
Provision for (benefit from) income taxes	(49.5)	(7)%	9.3	1%	3.3	—%	35.8	1%
Net income (loss)	$105.8	14%	$22.5	2%	$(58.8)	(3)%	$86.3	3%

Three Months Ended – September 30, 2020 vs. September 30, 2019

Net Sales

Of the 18% decrease in net sales, 19% was attributable to lower selling prices, mainly due to the pass through of lower raw material costs. This was partially offset by an increase of 2% due to currency impacts as the euro strengthened in comparison to the U.S. dollar during the period.

Cost of Sales

Of the 22% decrease in cost of sales, 24% was due to lower raw material costs. This was partially offset by an increase of 2% due to currency impacts as the euro strengthened in comparison to the U.S. dollar during the period.

Gross Profit

The increase in gross profit of 21% was primarily attributable to an expansion of margins in all segments except Synthetic Rubber, attributable to strong demand and tighter market conditions, in addition to the impacts of the Company’s cost reduction initiatives. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $13.9 million, or 21%, decrease in SG&A was due to several factors. Lower advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow, which was largely completed in the first quarter of 2020, resulted in a $10.0 million decrease. Also contributing to the decrease were various management actions taken to control operating costs in response to COVID-19, including an overall reduction in personnel costs, partially offset by an increase in costs related to the Company’s restructuring activities.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $7.4 million was due to lower equity earnings from Americas Styrenics, mainly attributable to lower styrene margins in North America as well as volume-related impacts due to COVID-19.

Other Expense, Net

Other expense, net for the three months ended September 30, 2020 was $1.6 million, which included $2.6 million of expense related to the non-service cost components of net periodic benefit cost, partially offset by foreign exchange transaction gains of $0.7 million. Net foreign transaction gains included $13.9 million of gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $13.2 million of losses from our foreign exchange forward contracts.

Other expense, net for the three months ended September 30, 2019 was $2.3 million, which included $1.7 million of expense related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction losses of $0.2 million. Net foreign transaction losses included $14.8 million of foreign exchange transaction losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $14.6 million of gains from our foreign exchange forward contracts.

Provision for (Benefit from) Income Taxes

Benefit from income taxes for the three months ended September 30, 2020 totaled $49.5 million, resulting in an effective tax rate of (87.9)%. Provision for income taxes for the three months ended September 30, 2019 totaled $9.3 million, resulting in an effective tax rate of 29.3%.

The significant benefit during the three months ended September 30, 2020 was primarily driven by the change in the Company’s forecasted jurisdictional mix of earnings from prior quarter estimates. This forecast now anticipates a greater amount of income to be generated in lower rate jurisdictions than previously estimated. This compares to more normalized effective tax rate and provision for income taxes during the three months ended September 30, 2019.

Nine Months Ended – September 30, 2020 vs. September 30, 2019

Net Sales

Of the 25% decrease in net sales, 15% was attributable to lower selling prices mainly due to the pass through of lower raw material costs. An additional 9% was due to lower sales volume within the Synthetic Rubber, Feedstocks, and Performance Plastics segments, resulting primarily from the adverse market impacts from COVID-19 in the first half of the year. In particular, we noted significant decreases in sales volumes within our Performance Plastics and Synthetic Rubber segments, resulting from reduced sales to automotive and tire applications.

Cost of Sales

Of the 23% decrease in cost of sales, 16% was due to lower raw material costs, primarily from styrene and butadiene, and 7% was due to the aforementioned lower sales volume within the Synthetic Rubber, Feedstocks, and Performance Plastics segments.

Gross Profit

The decrease in gross profit of 38% was primarily attributable to lower sales volumes related to COVID-19 as well as an unfavorable net raw material timing impact in comparison to the prior year. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $18.4 million, or 9%, decrease in SG&A was due to several factors. Lower advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow, which was largely completed in the first quarter of 2020, resulted in a $14.3 million decrease. Also contributing to the decrease were various management actions taken to control operating costs in response to COVID-19, including a $7.5 million decrease in travel-related expenses. Partially offsetting these decreases was an increase in bad debt expense of $4.3 million.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $55.7 million was due to lower equity earnings from Americas Styrenics, mainly attributable to lower styrene margins, volume-related impacts from COVID-19, and the impact from the planned turnaround at its St. James, Louisiana styrene facility in the first quarter of 2020.

Impairment charges

During the nine months ended September 30, 2020, the Company recorded combined impairment charges of $38.3 million on our Boehlen styrene monomer assets and Schkopau PBR assets. Refer to Note 9 for further information.

Other Expense, Net

Other expense, net for the nine months ended September 30, 2020 was $4.1 million, which included $5.4 million of expense related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction gains of $1.1 million. Net foreign transaction gains included $8.6 million of foreign exchange transaction gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $7.5 million of losses from our foreign exchange forward contracts.

Other expense, net for the nine months ended September 30, 2019 was $7.7 million, which included $5.2 million of expense related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction losses of $0.4 million. Net foreign transaction losses included $15.3 million of foreign exchange transaction losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $14.9 million of gains from our foreign exchange forward contracts. Other expense, net also included $2.3 million of other miscellaneous expenses during the period.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2020 totaled $3.3 million, resulting in an effective tax rate of (5.9)%. Provision for income taxes for the nine months ended September 30, 2019 totaled $35.8 million, resulting in an effective tax rate of 29.3%.

The decrease in provision for income taxes was primarily driven by the $177.6 million decrease in income before income taxes. This decrease was offset by the Company’s forecasted jurisdictional mix of earnings in 2020, where losses expected to be generated in lower rate jurisdictions are being more than offset by income expected to be generated in higher tax jurisdictions, resulting in tax expense on year to date losses. The provision for income taxes for the nine months ended September 30, 2020 was also impacted by the tax benefit related to the $38.3 million pre-tax impairment charges recorded during the period related to the Company’s assets in Boehlen and Schkopau, Germany. Refer to Note 9 in the condensed consolidated financial statements for further information.

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

Operationally, the Company has continued manufacturing at all of our locations and we have not experienced any material disruptions in our supply chain. Despite the historically-low demand environment we experienced in the second quarter of 2020, especially in our Performance Plastics, Synthetic Rubber, and Latex Binders segments driven by automotive, tire, graphical paper, and textile applications, we saw resiliency in a number of our businesses, including sustained demand for polystyrene and latex binders for food packaging, polycarbonate for isolation sheeting, and engineered materials for medical applications. We observed significant demand recovery and end market improvement in the latter part of the second quarter, which continued into the third quarter. We are hopeful that the demand momentum will persist through the end of the year, however we caution that the rate of recovery remains unknown.

Amid this market volatility and uncertainty, the Company has continued to maintain a strong financial position with ample access to capital resources and liquidity to manage the anticipated impact of the COVID-19 pandemic on our business operations for the foreseeable future. In April, we drew $100.0 million on our 2022 Revolving Facility as a precautionary measure, which we repaid in its entirety in July given our increased confidence there will be continued end market improvement. We expect to end the year with a strong balance sheet and liquidity position which will enable us to continue to invest in areas that will create shareholder value, including focusing on higher margin and growth applications, as well as developments in polystyrene circularity.

Refer to the “Capital Resources and Liquidity” section below for more information.

New Segmentation

Additionally, effective October 1, 2020, the Company will realign our reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. With this change, we will report operating results for seven segments, five of which will remain unchanged from the Company’s current segmentation: Latex Binders, Synthetic Rubber, Feedstocks, Polystyrene, and Americas Styrenics. Our Performance Plastics segment, which currently includes a variety of compounds and blends as well as our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), TPE and polycarbonate (“PC”) businesses, will now be reorganized into two standalone reporting segments, Engineered Materials and Base Plastics. The new Engineered Materials segment will include our compounds and blends products sold into higher growth and higher value applications such as consumer electronics and medical, as well as our TPE products which are sold into a variety of applications including footwear and automotive. The new Base Plastics segment will contain the results of the remaining businesses, including our ABS, SAN, and PC businesses, as well as compounds and blends for automotive and other applications. This segmentation change will provide enhanced clarity to investors by placing the results of the Company’s products sold into engineered materials applications into a single reporting segment, which aligns with the Company’s strategy to focus our efforts and investments in these applications, as they tend to be less cyclical and offer significantly higher growth and margin potential. The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 will be presented under this new segmentation.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2020 and 2019. Inter-segment sales have been eliminated. Refer to Note 15 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA.

Latex Binders Segment

Our Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a broad range of performance latex binders products, including SB latex, styrene-acrylate latex (“SA latex”), and vinylidene chloride latex for CASE applications.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Net sales	$183.2	$229.7	(20)%	$567.3	$683.8	(17)%
Adjusted EBITDA	$19.6	$21.0	(7)%	$58.1	$59.1	(2)%
Adjusted EBITDA margin	11%	9%		10%	9%

Three Months Ended – September 30, 2020 vs. September 30, 2019

The 20% decrease in net sales was primarily due to lower pricing from the pass through of lower raw material costs.

The $1.4 million, or 7%, decrease in Adjusted EBITDA was primarily due to higher fixed costs of $1.7 million, or 8%. This was partially offset by an increase of $0.5 million, or 2%, due to higher margins driven by favorable portfolio mix and lower freight and utility costs that contributed an aggregate increase of $3.1 million, or 15%, despite an unfavorable year-over-year net timing impact of $2.6 million, or 12%.

Nine Months Ended – September 30, 2020 vs. September 30, 2019

Of the 17% decrease in net sales, 16% was due to lower pricing from the pass through of lower raw material costs, primarily from styrene and butadiene.

The $1.0 million, or 2%, decrease in Adjusted EBITDA was primarily due to a decrease of $5.9 million, or 10%, from a negative net timing variance and a decrease of $3.3 million, or 6%, due to higher fixed costs. These decreases were partially offset by an increase of $5.5 million, or 9%, mainly due to portfolio mix, and an increase of $3.5 million, or 6%, attributable to lower freight and utility costs.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Net sales	$79.5	$104.2	(24)%	$217.5	$340.9	(36)%
Adjusted EBITDA	$(2.2)	$7.4	(130)%	$(14.7)	$29.1	(151)%
Adjusted EBITDA margin	(3)%	7%		(7)%	9%

Three Months Ended – September 30, 2020 vs. September 30, 2019

Of the 24% decrease in net sales, 24% was due to lower pricing from the pass through of lower raw material costs, mainly from styrene and butadiene. An additional decrease of 3% was due to decreased sales volumes from lingering weaker demand in the global tire market due to COVID-19. These impacts were partially offset by an increase of 3% due to foreign exchange rates.

The $9.6 million, or 130%, decrease in Adjusted EBITDA was primarily due to lower margins, including the impact of higher spot sales in ESBR, which resulted in a $5.2 million, or 70%, decrease, and an additional $2.5 million, or 34%, decrease due to higher fixed costs from a lower level of fixed cost absorption due to inventory reduction initiatives. Additionally, lower sales volume as described above, resulted in a $1.3 million, or 18%, decrease.

Nine Months Ended – September 30, 2020 vs. September 30, 2019

Of the 36% decrease in net sales, 22% was due to decreased sales volume from weaker demand in the global tire market due to COVID-19. An additional decrease of 14% was primarily due to lower pricing driven by the pass through of lower raw material costs, mainly from styrene and butadiene.

The $43.8 million, or 151%, decrease in Adjusted EBITDA was primarily due to lower sales volume as described above, which resulted in a $33.2 million, or 114%, decrease. An additional $11.9 million, or 41%, decrease was due to lower margins, mainly from net raw material timing impacts. These impacts were partially offset by an increase of $2.3 million, or 8%, due to lower fixed costs.

Performance Plastics Segment

Our Performance Plastics segment includes a variety of highly engineered compounds and blends, our ABS, SAN, and PC businesses, and engineered materials applications, which includes consumer electronics, medical, and TPE applications.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Net sales	$290.1	$324.8	(11)%	$784.3	$1,041.7	(25)%
Adjusted EBITDA	$50.9	$36.3	40%	$82.0	$106.1	(23)%
Adjusted EBITDA margin	18%	11%		10%	10%

Three Months Ended – September 30, 2020 vs. September 30, 2019

The 11% decrease in net sales was primarily due to lower pricing from the pass through of lower raw material costs, primarily styrene.

The $14.8 million, or 41%, increase in Adjusted EBITDA was primarily due higher margins of $12.5 million, or 34%, as well as an increase of $3.5 million, or 10%, due to lower fixed costs from the Company’s overall cost reduction initiatives. These impacts were partially offset by lower sales volume resulting in a $2.0 million, or 6%, decrease.

Nine Months Ended – September 30, 2020 vs. September 30, 2019

Of the 25% decrease in net sales, 15% was due to lower sales volume, attributable to weak market conditions driven by COVID-19. An additional 9% decrease was due to lower pricing from the pass through of lower raw material costs, primarily styrene.

The $24.1 million, or 23%, decrease in Adjusted EBITDA was primarily due to the aforementioned lower sales volume, which resulted in a $44.4 million, or 42%, decrease. This was partially offset by a $12.2 million, or 11%, increase due to higher margins, as well as a $9.1 million, or 9%, increase attributable to lower fixed costs achieved by the Company’s overall cost reduction initiatives.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Net sales	$167.3	$197.6	(15)%	$505.9	$633.2	(20)%
Adjusted EBITDA	$20.7	$16.3	27%	$47.4	$49.3	(4)%
Adjusted EBITDA margin	12%	8%		9%	8%

Three Months Ended – September 30, 2020 vs. September 30, 2019

Of the 15% decrease in net sales, 25% was due to lower pricing from the pass through of lower styrene costs to our customers. This was partially offset by an increase of 8% due to increased sales volume, from sales to essential applications such as packaging and appliances, in both Europe and Asia.

The $4.4 million, or 27%, increase in Adjusted EBITDA was primarily due to higher margins as a result of favorable net raw material timing, which resulted in an increase of $2.4 million, or 15%, mainly from tighter market conditions in Asia. Additionally, increased sales volume resulted in a $2.3 million, or 14%, increase.

Nine Months Ended – September 30, 2020 vs. September 30, 2019

Of the 20% decrease in net sales, 22% was due to lower pricing from the pass through of lower styrene costs to our customers. This impact was partially offset by an increase of 2% due to increased sales volume.

The $1.9 million, or 4%, decrease in Adjusted EBITDA was primarily due to a $10.6 million, or 21%, unfavorable net timing variance. This was mostly offset by higher margins from pricing initiatives and tighter market conditions that contributed an increase of $9.8 million, or 20%, as well as increase of $2.4 million, or 5%, due to higher sales volume.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Net sales	$32.0	$65.8	(51)%	$100.3	$187.4	(46)%
Adjusted EBITDA	$10.8	$0.1	10,700%	$(8.9)	$16.7	(153)%
Adjusted EBITDA margin	34%	0%		(9)%	9%

Three Months Ended – September 30, 2020 vs. September 30, 2019

Of the 51% decrease in net sales, 28% was due to lower pricing from the pass through of lower styrene prices and 25% was due to lower styrene-related sales volume.

The increase of $10.7 million in Adjusted EBITDA was primarily due to higher margins from strong styrene demand coupled with a continuation of low benzene costs in Europe, which resulted in an increase of $9.4 million. In addition, lower fixed costs resulted in a $1.4 million increase.

Nine Months Ended – September 30, 2020 vs. September 30, 2019

Of the 46% decrease in net sales, 25% was due to lower pricing from the pass through of lower styrene prices and 22% was due to lower styrene-related sales volume.

The decrease of $25.6 million in Adjusted EBITDA was primarily due to a decrease in margins of $30.4 million, or 182%, as a result of an unfavorable net timing variance of $21.0 million as well as lower styrene margins in Europe in the first half of 2020. This was partially offset by lower fixed costs driven by the Company’s overall cost reduction initiatives, which resulted in an increase of $4.6 million.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Adjusted EBITDA*	$18.3	$25.7	(29)%	$42.5	$98.2	(57)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – September 30, 2020 vs. September 30, 2019

The decrease in Adjusted EBITDA was mainly due to lower styrene margins in North America as well as lower sales volume due to COVID-19.

Nine Months Ended – September 30, 2020 vs. September 30, 2019

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$105.8	$22.5	$(58.8)	$86.3
Interest expense, net	10.0	9.2	32.0	29.3
Provision for (benefit from) income taxes	(49.5)	9.3	3.3	35.8
Depreciation and amortization	30.7	33.0	101.8	101.7
EBITDA(a)	$97.0	$74.0	$78.3	$253.1
Net gain on disposition of businesses and assets	—	—	(0.4)	(0.2)
Restructuring and other charges(b)	2.0	0.2	10.1	0.3
Acquisition transaction and integration net costs	—	0.6	(0.3)	1.3
Asset impairment charges or write-offs(c)	—	—	38.3	—
Other items(d)	2.6	13.3	24.3	38.4
Adjusted EBITDA	$101.6	$88.1	$150.3	$292.9
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the three and nine months ended September 30, 2020 primarily relate to employee termination benefit charges as well as contract termination charges incurred in connection with the Company’s corporate restructuring program announced in the fourth quarter of 2019, as well as charges incurred for the other restructuring programs. The restructuring and other charges for the three and nine months ended September 30, 2019 primarily relate to decommissioning and employee termination benefit charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 16 in the condensed consolidated financial statements for further information regarding restructuring activities.
(c)	Asset impairment charges or write-offs for the nine months ended September 30, 2020 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany and PBR assets in Schkopau, Germany. Refer to Note 9 in the condensed consolidated financial statements for further information.
(d)	Other items for the three and nine months ended September 30, 2020 and 2019 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives as well as advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2020 and 2019. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$127.7	$274.9
Investing activities	2.7	(76.9)
Financing activities	(85.1)	(161.8)
Effect of exchange rates on cash	1.3	(4.0)
Net change in cash, cash equivalents, and restricted cash	$46.6	$32.2

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020 totaled $127.7 million. Net cash provided by operating assets and liabilities for the nine months ended September 30, 2020 totaled $86.0 million, which was driven by the Company’s liquidity-focused actions during the period, including reduced capital spending, operating expenses, and working capital. As a result of these initiatives as well as the impact of lower raw material prices and sales volumes, inventories decreased $132.6 million and accounts receivable decreased $48.2 million. These impacts were partially offset by the decrease in accounts payable and other current liabilities of $66.1 million, which was attributable to the aforementioned lower raw material prices and sales volumes as well as the timing of vendor payments.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2020 totaled $2.7 million, primarily resulting from proceeds from the settlement of hedging instruments of $51.6 million (see Note 8) as well as proceeds from the sale of businesses and other assets (primarily our land in Livorno, Italy – see Note 16) of $11.9 million. These impacts were partially offset by capital expenditures of $60.9 million, which management has taken specific actions to control and reduce in response to COVID-19.

Net cash used in investing activities during the nine months ended September 30, 2019 totaled $76.9 million, primarily resulting from capital expenditures of $71.2 million and cash paid for an asset acquisition of $6.4 million.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020 totaled $85.1 million. This activity was primarily due to $25.0 million of payments related to the repurchase of ordinary shares, $46.5 million of dividends paid, $8.2 million of net repayments of short-term borrowings, and $5.2 million of net principal payments related to our 2024 Term Loan B during the period.

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

Free Cash Flow

We use Free Cash Flow as non-GAAP measures to evaluate and discuss the Company’s liquidity position and results. Free Cash Flow is defined as cash from operating activities, less capital expenditures. We believe that Free Cash Flow provides an indicator of the Company’s ongoing ability to generate cash through core operations, as it excludes the cash impacts of various financing transactions as well as cash flows from business combinations that are not considered organic in nature. We also believe that Free Cash Flow provides management and investors with useful analytical indicator of our ability to service our indebtedness, pay dividends (when declared), and meet our ongoing cash obligations.

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

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Cash provided by operating activities	$127.7	$274.9
Capital expenditures	(60.9)	(71.2)
Free Cash Flow	$66.8	$203.7

Refer to the discussion above for significant impacts to cash provided by operating activities for the nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020 and December 31, 2019, we had $1,190.2 million and $1,194.7 million, respectively, in outstanding indebtedness and $905.4 million and $963.5 million, respectively, in working capital. In addition, as of September 30, 2020 and December 31, 2019, we had $79.4 million and $153.5 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of September 30, 2020 and December 31, 2019 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report.

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2020			December 31, 2019
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$679.1	2.8%	$18.1	$684.3	4.3%	$31.5
2022 Revolving Facility	—	2.7%	3.1	—	—	3.2
2025 Senior Notes	500.0	5.4%	14.0	500.0	5.4%	12.1
Accounts Receivable Securitization Facility	—	—	1.2	—	—	1.5
Other indebtedness *	11.1	3.8%	—	10.4	2.1%	0.1
Total	$1,190.2		$36.4	$1,194.7		$48.4

*For the nine months ended September 30, 2020, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022 and has a borrowing capacity of $375.0 million. On April 3, 2020, the Company drew down $100.0 million from the 2022 Revolving Facility, which we repaid on July 24, 2020. As of September 30, 2020, the Company had $360.1 million of funds available for borrowing (net of $14.9 million outstanding letters of credit) under the 2022 Revolving Facility. Further, as of September 30, 2020, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum. The 2022 Revolving Facility contains a springing covenant which applies when 30% ($112.5 million) or more is drawn from the facility, and would require the Company to meet a first lien net leverage ratio not to exceed 2.0x at the end of each financial quarter. As of September 30, 2020 the first lien net leverage ratio (as defined in our secured credit agreement) was 0.8x.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is LIBOR plus 2.00% (subject to a 0.00% LIBOR floor). The Company made net principal payments of $5.2 million on the 2024 Term Loan B during the nine months ended September 30, 2020, with an additional $7.0 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of September 30, 2020.

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

We continue to maintain our Accounts Receivable Securitization Facility which has a borrowing capacity of $150.0 million and matures in September 2021. As of September 30, 2020, there were no amounts outstanding under this facility, and the Company had approximately $126.7 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the nine months ended September 30, 2020, the Company declared dividends of $1.20 per ordinary share, totaling $46.5 million, of which $16.4 million, inclusive of dividend equivalents, was accrued as of September 30, 2020, and the majority of which was paid in October 2020. These dividends are within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, with positive cash flows expected to continue for full year 2020, despite the challenges presented by extremely weak economic conditions due to COVID-19. During the nine months ended September 30, 2020, under authority from our board of directors, the Company purchased approximately 0.8 million ordinary shares from our shareholders through open market transactions for an aggregate purchase price of $25.0 million. We believe that funds provided by operations, our existing cash, cash equivalent, and restricted cash balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions.

Further, we also believe that our financial resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A-“Risk Factors” of our Annual Report. As of September 30, 2020, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

Contractual Obligations and Commercial Commitments

During the second quarter of 2020, the Company entered into a long-term contract to purchase butadiene directly from Dow’s existing butadiene extraction facilities in Boehlen, Terneuzen and other locations. This contract has a five-year term with automatic two-year renewal provisions, and contains annual minimum purchase and maximum sale volume commitments. In October 2020, the Company entered into two long-term contracts to purchase ethylene directly from Dow’s ethylene facilities in Boehlen and Ternuezen. The Boehlen ethylene contract has a term of two years with automatic one-year renewal provisions, and contains annual minimum purchase and maximum sale volume commitments. The Terneuzen ethylene contract has a term of three years with automatic two-year renewal provisions, and contains annual minimum purchase and maximum sale volume commitments. Other than entry into these contracts, there have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has created significant worldwide volatility, uncertainty and disruption. The COVID-19 pandemic has resulted in a substantial curtailment of business activities, a significant number of business closures, suspensions or delays of production and commercial activity, government-mandated “shelter-in-place” and travel restrictions, and weakened economic conditions in the countries in which we operate.

The extent to which the COVID-19 pandemic will ultimately adversely impact our business, liquidity, financial condition and results of operations, which impact could be material, depends on numerous factors that are highly uncertain and cannot be predicted at this time. These factors include the duration and scope of the COVID-19 pandemic, including a “second wave” or increased spread of infections; renewed or extended travel restrictions and “shelter-in-place” directives; changes in customer demand; our relationship with, and the financial and operational capacities of, our customers and suppliers; impacts of raw material and feedstock prices affecting the cost competitiveness of our operations relative to similar operations in other regions; the health and safety of our employees and costs incurred to keep our employees safe while maintaining continued operations, including our ability to adjust our production schedules; potential future restructuring, impairment and other charges; and the impact on economic activity generally, including a global or national recession, or other sustained adverse market conditions.

Uncertain or depressed economic conditions, continued high unemployment or a decline in consumer confidence as a result of the pandemic could have an adverse effect on demand for our products and our customers’ products or otherwise adversely alter customer demand patterns which may negatively impact our business, liquidity, financial condition and results of operations.

The COVID-19 pandemic, including the impact of a “second wave” and renewed or extended travel restrictions, may also disrupt our supply chain, transportation and logistics networks, including the ability of our third party suppliers’ or logistics and transportation service providers to meet their obligations to us, which may negatively affect our operations. Ports and other channels of entry may be closed or operate at only a portion of capacity, and means of transporting products within regions or countries in which we operate may be limited.

While the Company has maintained a strong liquidity position, the effects of the COVID-19 pandemic may create additional risks related to our liquidity and financial results, including risks associated with our indebtedness, including available capacity, compliance with financial covenants; risks related to the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; and risks related to our ongoing ability to pay our quarterly dividend at prior levels.

Our efforts to manage and mitigate these factors and risks through cost-savings and other measures may not be successful and are subject to the factors described above, many of which are uncertain or outside of our control. Business disruptions relating to the COVID-19 pandemic, including the impact of a “second wave” and renewed or ongoing travel restrictions could negatively impact economies in the countries in which we operate, which would adversely impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

At our annual general meeting held on June 9, 2020, our shareholders authorized the Company to terminate the 2019 share repurchase authorization and replace it with a new authorization to repurchase up to 3.6 million ordinary shares over the next two years at a price per share of not less than $1.00 and not more than $1,000.00. There were no share repurchases during the three months ended September 30, 2020. There are

3.6 million ordinary shares available for repurchase under the 2020 share repurchase authorization as of September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Articles of Association of Trinseo S.A., as amended (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 3, 2018)

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 5, 2017)

10.1*

Ethylene Sales Contract (Boehlen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 30, 2020)

10.2*

Ethylene Sales Contract (Terneuzen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 30, 2020)

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

†  Filed herewith.

*  Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request; provided, however that the Company may request confidential treatment of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 6, 2020

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)