Form 10-K
period 2020-12-31
Trinseo S.A.
filed 2021-02-22
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 16, 2021, there were 38,440,043 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo S.A. computed by reference to the closing price of the registrant’s common shares on the New York Stock Exchange as of June 30, 2020 was approximately $833,032,870.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2020 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

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

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

●	volatility in costs or disruption in the supply of the raw materials or energy utilized for our products;
●	any disruptions in production at our manufacturing facilities;
●	the execution of capital projects and other growth investments in accordance with the Company’s plan, budget and forecasts;
●	any inability to continue technological innovation and successful introduction of new products;
●	our ability to complete our proposed acquisition of assets from Arkema S.A., including our ability to obtain regulatory approvals and secure financing for the transaction;
●	our ability to realize the benefits of the Arkema transaction, to successfully integrate, realize synergies, retain key employees and customers, and grow profitably;
●	strategic acquisitions or divestitures affecting our operations or financial condition;
●	the stability of our joint ventures;
●	our ability to successfully generate cost savings through restructuring and business excellence initiatives;
●	costs and business restrictions associated with complying to custom, international trade, export control and antitrust laws;
●	escalations in global trade conflicts, including the imposition of tariffs;
●	regulatory and statutory changes applicable to our raw materials and products;
●	expenditures related to changes to and our compliance with environmental, health and safety laws;
●	findings by European competition authorities that the Company violated the law with respect to our styrene monomer commercial activities;
●	liabilities and losses related to contamination, environmental damage, or chemical exposures or release;
●	our continued reliance on our relationship with The Dow Chemical Company for certain services and supply of raw materials;
●	our migration from services and technologies provided by The Dow Chemical Company and the impact of migration on our ongoing operations;
●	the limitations of our intellectual property licensing arrangements with The Dow Chemical Company;
●	our current and future levels of indebtedness, including the incurrence of additional indebtedness to fund the proposed acquisition of assets from Arkema S.A.;
●	the restrictions on our operations due to our indebtedness;
●	any inability to protect our trademarks, patents, and other intellectual property rights;
●	our infringement on the intellectual property rights of others;

●	data security breaches;
●	risks associated with our incorporation in Luxembourg;
●	conditions in the global economy and capital markets;
●	local business risks in the different countries in which we operate;
●	fluctuations in currency exchange rates;
●	the extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted but could be material; and
●	other risks described in the “Risk Factors” section or other sections of this Annual Report.

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

Trinseo S.A.

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2020

Unless otherwise indicated or required by context, as used in this Annual Report, the term “Trinseo” refers to Trinseo S.A. (NYSE: TSE), a public limited liability company (société anonyme) existing under the laws of Luxembourg, and not its subsidiaries. The terms “Company,” “we,” “us,” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a consolidated entity and as required by context, may also include our business as owned by our predecessor, The Dow Chemical Company, for any dates prior to June 17, 2010. All financial data provided in this Annual Report is the financial data of the Company, unless otherwise indicated.

The Company may distribute cash to shareholders under Luxembourg law via repayments of equity or an allocation of statutory profits. Current distributions are paid from allocation of statutory profits, which trigger certain Luxembourg holding tax requirements. See Item 5, “Luxembourg Tax Considerations,” for further information.

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements. Specifically, refer to Note 11 in the consolidated financial statements for definitions of the Company’s debt facilities.

PART I

Item 1. Business

Business

The Company

Trinseo S.A. (NYSE: TSE) is a public limited liability company (société anonyme) formed in 2010 and existing under the laws of Luxembourg. Prior to our formation, our business was wholly owned by The Dow Chemical Company, which, together with its affiliates, we refer to as “Dow,” and we refer to our predecessor business as “the Styron business.” In 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LP (“Bain Capital”) acquired the Styron business and Dow Europe Holding B.V. (the “Acquisition”). During 2016, Bain Capital divested its entire ownership in the Company in a series of secondary offerings to the market.

We are a leading global materials company and manufacturer of plastics, latex binders and synthetic rubber, including various advanced specialty products and sustainable solutions. We have leading market positions in many of the markets in which we compete. Our products are incorporated into a wide range of our customers’ products throughout the world, including products for automotive applications, tires, carpet and artificial turf backing, coated paper, specialty paper and packaging board, food packaging, appliances, medical devices, consumer electronics and construction applications, among others. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s manufacturing costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. Therefore, we seek to regularly develop new and improved products and processes, supported by our intellectual property portfolio, designed to enhance our customers’ product offerings. We believe these product traits result in substantial customer loyalty.

We have significant manufacturing and production operations around the world, which allow us to serve our global customer base. As of December 31, 2020, our production facilities included 32 manufacturing plants (which included a total of 75 production units) at 24 sites across 12 countries, including the Company’s joint venture. Additionally, as of December 31, 2020, we operated 9 research and development (“R&D”) facilities globally, including technology and innovation development centers, which we believe are critical to our global presence and innovation capabilities. Our significant global operations also provide diversity in the end markets for our products.

Our Strategy

We believe that there are significant opportunities to improve our business and enhance our position as a leading global materials company and advanced specialty and sustainable solutions provider. The Company’s strategy is to grow margins and reduce earnings volatility through both organic investment and the pursuit of strategic acquisitions and joint ventures, targeting differentiated technologies focused on providing solutions that meet the evolving needs of our customers. The strategic acquisitions and investments that we pursue will have attractive risk-adjusted returns in markets and geographies that we believe have the best opportunity for growth, while also achieving cost efficiencies across our businesses. In conjunction with our pursuit of targeted growth opportunities, our strategy may also include targeted divestures of underperforming businesses or those less suitable to our portfolio. The Company’s organic growth will be developed through strategic capital investments to extend our leadership position in select market segments and by innovation that provides technological differentiation to our customers who seek our technological and development capabilities to create specialty grades, new and sustainable products, and technologically-differentiated formulations. Supporting this strategy is the Company’s Business Excellence program, first implemented in 2019, which is focused on business process optimization and increasing our operational efficiency and effectiveness.

In 2020, we continued to focus our efforts and investments in product offerings serving the following applications, which are less cyclical and offer significantly higher growth and margin potential: coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders segment and engineered materials (“Engineered Materials”) applications, including consumer electronics, medical, and thermoplastic elastomers (“TPEs”) applications. In December 2020, we announced the proposed acquisition of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, referred to herein as the “Arkema business”) from Arkema, S.A. (“Arkema”), which we expect to further increase our margin potential and decrease earnings cyclicality. PMMA is a transparent and rigid plastic with a wide range of end uses and is an attractive adjacent chemistry which complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics.

In order to support the Company’s growth strategy, we remain committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. The Company employs a disciplined approach to capital allocation and deployment of cash that strives to balance the growth of our business, funding for targeted acquisitions, and continued cash generation, while providing attractive returns to our shareholders. For 2020, this included distributing a quarterly dividend to shareholders of $0.40 per share, and using $25.0 million in cash to repurchase approximately 0.8 million ordinary shares, about 2% of our ordinary shares outstanding at the beginning of the year. In conjunction with our announcement of the proposed acquisition of the Arkema business, we announced the implementation of a dividend reduction and suspension of our share repurchase program, to preserve cash for the transaction and reduce the need for additional indebtedness.

The priorities for uses of available cash include completion of the proposed acquisition of the Arkema business, the servicing of our debt, the continued return of capital to our shareholders via quarterly dividends, the funding of targeted growth initiatives, and the repurchase of our ordinary shares, when deemed appropriate. Management believes that strong cash flow generation, continued profitability, and spending discipline are critical to providing the Company with the ongoing flexibility to pursue our business strategy.

For more information regarding our strategic highlights see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2020 Highlights.

Business Segments

Effective October 1, 2020, we realigned our reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. Following this change, the Company is reporting operating results for seven segments, five of which remain unchanged from the Company’s previous segmentation: Latex Binders, Synthetic Rubber, Feedstocks, Polystyrene, and Americas Styrenics. The Company’s former Performance Plastics segment, which included a variety of compounds and blends as well as the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), TPE, and polycarbonate (“PC”) businesses, was reorganized into two standalone reporting segments, Engineered Materials and Base Plastics. The new Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as the Company’s TPE products which are sold into a variety of applications including footwear and automotive. The new Base Plastics segment contains the results of the remaining businesses, including the ABS, SAN, and PC businesses, as well as compounds and blends for automotive and other applications. This segmentation change will provide enhanced clarity to investors by placing the results of the Company’s products sold into engineered materials applications into a single reporting segment, which aligns with the Company’s strategy to focus our efforts and investments in these applications, as they tend to be less cyclical and offer significantly higher growth and margin potential.

Refer to Note 19 in the consolidated financial statements for information regarding sales, Adjusted EBITDA, the performance metric used by management to evaluate our segments’ performance, and capital expenditures by segment, as well as sales and long-lived assets by geographic area.

Latex Binders Segment

Overview

We are a global leader in styrene-butadiene latex (“SB latex”), holding a strong market position across the geographies and applications in which we compete, including the #2 position in SB latex capacity in Europe and the #1 position in capacity in North America, based on third party data. In 2020, approximately 44% of our Latex Binders segment’s sales were generated in Europe, 29% were generated in the United States, and the majority of the remaining net sales were generated in Asia. Additionally, this segment includes the results of our styrene-acrylate latex (“SA latex”) production facilities and related infrastructure in Rheinmünster, Germany.

Products and End Uses

We hold the #1 position for supplying latex binders for the coated paper and board market globally. SB latex is widely used as a binder for mineral pigments as it allows high coating speeds, improved smoothness, higher gloss level, opacity and water resistance that is valued in the product’s end use in advertising, magazines, and packaging board coatings.

We are also the #1 supplier of latex binders to the carpet, carpet tile and artificial turf market and offer a diverse range of products for use in residential and commercial applications. We produce SB latex, SA latex, vinylidene chloride, and butadiene-methacrylate latex products for the commercial and niche carpet markets. SB latex is also used in flooring as an adhesive for carpet and artificial turf fibers. We continue to implement new chemistries for paper coating and carpet backing applications.

We also offer a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for CASE applications. Net sales to CASE applications made up approximately 14% of total Latex Binders net sales in 2020, with margins of more than two times the average of products serving all applications within the segment.

Competition and Customers

Our principal competitors in our Latex Binders segment include BASF Group and Synthomer plc. In this segment we compete primarily based on our ability to offer differentiated and reliable products, the quality of our customer service, and the length and depth of our relationships. This industry has seen capacity reduction and consolidation which we believe could positively impact our competitive standing.

We believe our Latex Binders segment is able to differentiate itself by offering customers value-added formulations and product development expertise. Our R&D team and Technical Services and Development (“TS&D”) team are able to use our pilot coating facility, paper fabrication and testing labs, carpet technology centers located near carpet producers, and product development and process research centers to assist customers in designing new products and enhancing their manufacturing processes. Many of our major customers rely on our dedicated R&D and TS&D teams to complement their limited in-house resources for formulation and reformulation tests and trials. We believe that this capability allows us to capture new business, strengthen our existing customer relationships and broaden our technological expertise.

Additionally, our global manufacturing capabilities are key in serving customers cost-effectively, as latex binders are costly to ship over long distances due to their high water content. We believe that our global network of service and manufacturing facilities is highly valued by our customers. We seek to capture the value of our R&D and TS&D services and manufacturing capabilities through our pricing strategy. In 2020, we estimate that more than half of net sales in this segment related to contracts that include raw material pass-through clauses.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance, particularly in the CASE applications of our Latex Binders segment.

Synthetic Rubber Segment

Overview

We are a significant producer of styrene-butadiene rubber products and we have a leading European market position, providing approximately 44% of Western Europe’s SSBR capacity available for sale. While substantially all of our net sales were generated in Europe in 2020, approximately 26% of these net sales were exported to Asia, 12% to North America, and 5% to Latin America.

In December 2020, we announced our intent to explore the potential divestiture of our Synthetic Rubber business. We believe that our Synthetic Rubber business remains a valuable asset with potential for growth in the global tire market.

Products and End Uses

Our Synthetic Rubber segment produces synthetic rubber products used in high-performance tires and technical rubber products, such as conveyor belts, hoses, seals and gaskets. We participate significantly in the European synthetic rubber industry, where tire producers focus on high-performance and ultra high-performance tires and rely heavily on their rubber suppliers. We have a broad synthetic rubber technology and product portfolio, focusing on specialty products, such as solution styrene-butadiene rubber (“SSBR”), while also producing core products, such as emulsion styrene-butadiene rubber (“ESBR”). Our synthetic rubber products are extensively used in tires, with approximately 88% of our net sales from this segment in 2020 attributable to the tire market. We have strong relationships with many of the top global tire manufacturers and believe we have remained a supplier of choice as a result of our broad rubber portfolio and ability to offer technologically-differentiated product and product customization capabilities. Other applications for our synthetic rubber products include technical rubber goods.

SSBR. We sell SSBR products for high-performance and ultra high-performance tire applications. We produce both clear and oil extended SSBR through batch polymerization in our four SSBR production lines. We believe these processes provide leading and technologically-differentiated solutions to tire manufacturers.

During the last several years, we have been working closely with major tire producers around the world to develop multiple new SSBR grades, addressing key marketplace needs for improved tire fuel economy, grip, and abrasion characteristics, which we believe will lead to significant demand growth for our rubber products in Europe and around the world. Sales of advanced SSBR grades as a percentage of our total Synthetic Rubber segment have continually increased since 2013, and we expect our synthetic rubber product mix to continue to shift to more advanced SSBR grades in order to meet this shift in product demand. In 2020, SSBR represented approximately 64% of total segment net sales. Our SSBR margins are typically around three times those of our ESBR commodity grade synthetic rubber.

Performance tires represent an especially attractive market to rubber producers because they provide substantial value to end customers. In fact, the market for performance tires is expected to grow at an average annual rate of approximately 8% from 2020 through 2025. Tire manufacturers are expected to continually seek improvements in advanced rubber, which optimizes the combination of fuel economy and wet grip in order to meet European Union (“EU”) regulations which set minimum requirements and are being phased in through 2021. Other jurisdictions have adopted or are considering similar legislation and are also beginning to adopt the tire labeling requirements that have become mandatory in Europe. We believe our growth prospects are enhanced by increasing demand for high-performance tires, which, as a result of regulatory reforms aimed at improving fuel efficiency and reducing carbon dioxide emissions in the EU, Japan, and Korea, are now more commonly used by automakers as original equipment manufacturer specified tires in their vehicles.

ESBR. Our ESBR products are used in a wide range of applications within tire and technical rubber goods segments. Our ESBR product portfolio offers tire producers a comprehensive suite of synthetic rubber capabilities. For example, ESBR provides enhanced wet grip to tire treads and strength to the inner liner of tires, allowing the tires to be more easily processed. In 2020, ESBR represented approximately 30% of total segment net sales.

Ni-PBR and Nd-PBR. In May 2020, the Company made the determination to mothball both its nickel polybutadiene rubber (“Ni-PBR”) and neodymium polybutadiene rubber (“Nd-PBR”) production assets at our Schkopau, Germany location, which was completed in December 2020. This decision was made in furtherance of the Company’s strategy to focus efforts and increase investments in certain products that are less cyclical and offer higher growth and margin potential. Our Ni-PBR products have been sold for use in standard tires, performance tires, technical goods, and footwear. Nd-PBR is a key material in the latest generation of performance tires and has also been sold for use in industrial rubber goods and polymer modification. In 2020, Ni-PBR and Nd-PBR represented in aggregate approximately 6% of total segment net sales.

Competition and Customers

Our principal competitors in our Synthetic Rubber segment include Asahi Kasei Corporation, JSR Corporation, Sumitomo Zeon Elastomers, ARLANXEO, Kumho Petrochemical Co., Ltd., Versalis S.p.A, LG Chem, and Synthos S.A. In our Synthetic Rubber segment, we compete primarily based on our ability to offer differentiated and reliable products, the quality of our customer service and the length and depth of our relationships. We maintain deep and long-standing relationships with a large number of multinational customers, including many of the top global tire manufacturers, as well as fast growing Asian tire manufacturers. Our relationships with our top customers, including with our predecessor business operated by Dow prior to the Acquisition (as defined in Note 1 in the consolidated financial statements), range from 10 to more than 20 years. In 2020, our top three customers in this segment accounted for 54% of segment net sales. The loss of one or more of these customers could have a material adverse effect on the performance of the Synthetic Rubber segment.

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

Functionalized SSBR, which is a specialized, higher margin grade of SSBR used in high-performance and ultra high-performance tires, provides superior performance on grip, durability and rolling resistance. Trinseo is one of the largest suppliers of functionalized SSBR in Europe with a leading position in functionalization technology. Functionalized SSBR is expected to grow at an average annual rate of approximately 10% from 2020 through 2025, which is nearly twice the expected rate of non-functionalized SSBR.

Since 2018 the Company has worked to bolster its position in the SSBR market by increasing SSBR capacity and utilizing its SSBR pilot plant to allow for an expedited product development process from lab sample to commercialization, by delivering sufficient quantities of new formulations without the need to interrupt production in our industrial lines.

While we export our rubber products worldwide, our production facilities are solely in Europe. Therefore, we may face competitive challenges with customers who would prefer local manufacturers. However our technology leadership providing customers advancement in their products prevails, supporting the traction for global sales.

While the prices of raw materials used in the production of products in this segment can fluctuate, approximately three quarters of net sales in 2020 in this segment were related to contracts that included raw material pass-through clauses.

We are also focused on supplying customers with sustainable solutions. Among other initiatives, in October 2020 we announced an agreement with Tyre Recycling Solutions on a commercial collaboration and equity investment. This agreement is aimed towards collaboration on research and development to help global tire manufacturers develop more sustainable tire formulations which are expected to reduce the manufacturing environmental footprint and create a sustainable outlet for end-of-life tires.

Seasonality

Our Synthetic Rubber segment experiences some seasonality with its highest period of demand typically occurring during the first quarter of the year as inventories are built ahead of the summer season. The lowest period of demand normally occurs during the third quarter of the year due to the summer holidays.

Engineered Materials Segment

Overview

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products sold into high growth and high value applications in markets such as consumer electronics and medical, as well as soft TPE products which are sold into markets such as footwear and automotive. In 2020, approximately 28% of total Engineered Materials net sales were generated in Europe, approximately 17% were generated in the United States, and approximately 53% were generated in Asia.

Products and End Uses

Products in the Engineered Materials segment are split into rigid compounds and soft plastic compounds. Rigid compounds include PC compounds, ABS compounds, and PC blends, mostly PC/ABS, and support primarily the consumer electronics and medical markets for equipment housing applications. TPE soft plastic compounds are focused on supporting footwear shoe sole applications, personal care, consumer electronics, and automotive high-end applications such as overmolds, sealings, tubing, and films.

The benefit of Trinseo’s portfolio in our Engineered Materials segment is the high level of customization for high-end applications at selected premium brand owners, and clear orientation to sustainable solutions. Our current portfolio includes sustainable solutions, such as high content post-consumer recycled (“PCR”) polycarbonate and bio-based raw materials. We are developing further solutions to expand our sustainable offering using PCR ABS and PCR TPE. Sustainable products represented 14% of Engineered Materials segment volume in 2020 and are a core growth area.

We manufacture our rigid products mainly under the EMERGE brand for consumer electronics, and under the CALIBRE brand for medical markets. Supported by current macro trends, specifically as it relates to safety and health, remote servicing and working, and sustainability, we believe that we have additional growth opportunities in existing consumer electronics applications, including tablets, notebooks, smart phones and other handheld devices, as well as new voice control systems, home entertainment and delivery equipment. We also foresee growth in medical wearables, home equipment, and drug delivery devices. In serving these markets, we leverage our polymer and compound technologies to meet increasingly stringent performance requirements along with our customers’ aesthetic and color-matching requirements, which are crucial characteristics for the products involved.

We manufacture our TPE soft plastic compounds principally under the trade names MEGOL, APILON, APIGO, and APINAT. Growth in footwear is supported by bio solutions in both luxury and sport premium markets, while automotive growth is orientated to hygienic interiors and both robust and smart surfaces.

On December 2, 2020, we commenced operations at our TPE pilot facility in Hsinchu, Taiwan, which will serve as a complement to our existing primary TPE development center in Mussolente, Italy. The pilot facility will enable faster innovation cycles in close collaboration with Asia Pacific customers for sustainably advantaged materials in targeted markets including consumer electronics, medical, footwear, and automotive.

Competition and Customers

Our main competitors are Sabic, Covestro, Styrolution, LG Chem, and Kingfa for rigid technologies, and Kraiburg, Celanese, Avient, Hexpol and BASF for TPEs.

We compete in the Engineered Materials segment primarily based on our ability to offer differentiated and reliable products, high quality customer service, and deep relationships with prioritized customers. We believe that growth in this segment will stem from the continued high demand for engineered and sustainable product solutions serving the consumer electronics, medical and TPE application markets. We believe our track record of innovation and our focus on differentiated products enhances our growth prospects in this segment. We also believe that our global organization and facilities are a competitive advantage that allows us to provide customers with consistent grades across markets and positions us to strategically serve emerging markets.

Seasonality

Due to the steady demand state of a portfolio of applications in many markets, such as consumer electronics, medical devices, and footwear, the Engineered Materials segment does not experience significant seasonality.

Base Plastics Segment

Overview

Our Base Plastics segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our ABS, SAN, and PC businesses. In 2020, approximately 56% of net sales from our Base Plastics segment were generated in Europe, 22% were generated in the United States, and 15% were generated in Asia.

Products and End Uses

Copolymers. Our copolymers products consist of ABS and SAN. In 2020, copolymers represented approximately 55% of total segment net sales.

We are a leading producer of ABS in Europe and are one of the few global producers, with a presence in both North America and China. We produce mass ABS (“mABS”), a variation of ABS that has lower conversion and capital costs compared to the more common emulsion ABS (“eABS”) process, marketed under our MAGNUM brand. mABS has similar properties to eABS but has greater colorability, thermal stability and lower gloss. mABS products can be manufactured to stricter specifications because they are produced in a continuous process as opposed to the batch process used in eABS. mABS also has environmental benefits such as waste reduction and higher yields. In addition to our own mABS production capacity, we have licensed our proprietary mABS technology to other producers.

Primary end uses for our ABS products include automotive and construction sheet applications. We maintain a significant share of ABS sales into these markets, which we believe is due to the differentiating attributes of our mABS products, our reputation as a knowledgeable and reliable supplier, our broad product mix, and our customer collaboration, including design capabilities.

SAN is composed of styrene and acrylonitrile, which together provide clarity, stiffness, an enhanced ability to be processed, mechanical strength, barrier properties, chemical resistance and heat resistance. SAN is used mainly in appliances, consumer goods and construction sheets, due to its low cost, clarity and chemical resistance properties.

PC. Our PC products are manufactured in Stade, Germany and are sold into various markets as well as consumed internally for our compounding products. In 2020, PC represented approximately 15% of total segment net sales.

PC has high levels of clarity, impact resistance and temperature resistance. PC can be used in its neat form (prior to any compounding or blending) for markets such as construction sheet, optical media, medical and LED lighting. Additionally, PC can be compounded or blended with other polymers, such as ABS, which imparts specific performance attributes tailored to the product’s end use.

Our products for glazing and construction sheets are marketed under the CALIBRE brand name and offer customers a combination of clarity, heat resistance and impact performance. Glazing and construction sheet represents our largest PC application and one of the key end markets is the construction industry.

Compounding. Our compounding products consist of PC/ABS compounds, PC blends, and PC and polypropylene blends. In 2020, compounding products represented approximately 30% of total segment net sales.

We have a significant position in PC/ABS blends, which combine the heat resistance and impact strength of PC with the easy-to-process qualities and resilience of ABS. We have also developed compounds containing PCR content in their products. We believe our ability to offer technologically-differentiated products to meet customer needs sets us apart from our competitors, and with our history as a leading innovator in compounds and blends, we have established ourselves as a leading supplier of PC-based products.

For the automotive industry, we manufacture PC/ABS blends under the PULSE brand, and we innovate collaboratively with our customers to develop performance solutions to meet industry needs, such as reducing the weight of vehicles or providing products using recycled content. As a result, we are a key supplier of these products to leading automotive companies in North America and Europe, who tend to specify these products on a per car platform basis, making it difficult to be displaced as a supplier once selected and providing us with relatively stable and predictable cash flows for several years during the production lifecycle. We are also accelerating our development of similar supply capabilities in additional geographies, like China.

Competition and Customers

Our principal competitors in our Base Plastics segment are Covestro AG, Saudi Basic Industries Corporation, INEOS Styrolution, Shanghai Kumho Sunny Plastics Co., Ltd., Shanghai Pret Composites Co. Ltd., and Lotte Chemical Corporation. In our Base Plastics segment, we compete primarily based on our ability to offer differentiated and reliable products, the quality of our customer service and the length and depth of our customer relationships.

We believe potential growth in the Base Plastics segment will be impacted by a number of factors, including consumer preference for lighter-weight and impact-resistant products. Additionally, we believe growth prospects are bolstered by sustainability trends, such as the substitution of lighter-weight plastics for metal in automobiles. Therefore, we believe our history of innovation and our focus on differentiated products enhances our growth prospects in this segment. Our innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end markets. We also believe our global facilities are a competitive advantage that allows us to provide customers with consistent grades across markets, and positions us to strategically serve emerging markets.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Base Plastics segment.

Polystyrene Segment

Overview

We are a leading producer of polystyrene and focus on sales to injection molding and thermoforming customers. In 2020, approximately 58% of net sales from our Polystyrene segment were generated in Europe and 42% of net sales were generated in Asia.

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

The STYRON™ brand is one of the longest established brands in the industry and is widely recognized in the global marketplace. We believe our R&D capabilities provide valuable, differentiated solutions for our customers, making us well-positioned to address the sustainability, weight reduction, and safety needs.

Competition and Customers

Our principal competitors in our Polystyrene segment are INEOS Styrolution, Versalis S.p.A., Total S.p.A., Sinopec Corp., Formosa Chemicals & Fibre Corp., and Chi Mei Corporation. In this segment, we compete primarily based on our ability to offer reliable products as well as the quality of our customer service and the length and depth of our relationships.

Our customer-centric model focuses on understanding customers’ needs and developing tailored relationships that add value beyond the value of the actual product performance. For durable applications, we focus our TS&D, R&D and marketing teams on product design engineering initiatives for developing and specifying plastics in the next generation of construction applications and appliances. In non-durable applications, we focus on innovative products that provide clear cost advantages to our customers, serving customers with our cost-advantaged technology and operating excellence. We have leveraged industry-leading product development and technology capabilities in many of our product lines in this segment to develop long-standing customer relationships, including with a number of customers who have purchased from us, including our predecessor business operated by Dow for more than 20 years. We believe that our asset footprint is an advantage, allowing us to provide customers with consistent product grades and positioning us to strategically serve growth economies.

Seasonality

Due to the geographic diversity of the Company’s customers and end markets for our polystyrene products across the globe, our Polystyrene segment does not typically experience material levels of seasonality. However, sales volumes may fluctuate from quarter-to-quarter as customers may adjust their purchasing patterns based on their expectations of polystyrene price changes.

Feedstocks Segment

Overview

Trinseo is a large consumer of styrene monomer globally. The primary function of our Feedstocks segment is the production of styrene monomer in Europe in order to provide secure sourcing of this key raw material to our other segments. In fact, the majority of the styrene monomer produced by our Feedstocks segment is consumed by our other segments. However, we do sell a portion of our produced styrene monomer to third parties. Overall, our Feedstocks segment supplied 15% of the European styrene monomer capacity in 2020.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

Competition and Customers

Our principal competitors in our Feedstocks segment are: INEOS Styrolution, Versalis S.p.A., Total S.p.A., BASF SE, Saudi Basic Industries Corporation, LyondellBasell, Repsol S.A., and Royal Dutch Shell plc. The majority of styrene monomer produced within the Feedstocks segment is consumed by the Company in our own manufacturing activities.

Global styrene operating rate percentages were in the high 70’s in 2020 and we believe operating rates will remain at similar levels over the next several years. The operating rate could be positively impacted by the potential closure of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

Seasonality

Our Feedstocks segment does not generally experience material levels of seasonality affecting sales volumes; however, there may be seasonal fluctuations in margin as planned supply outages generally occur more often in the spring and fall seasons.

Americas Styrenics Segment

Overview

This segment consists solely of the operations of our 50%-owned joint venture with Chevron Phillips Chemical Company, Americas Styrenics LLC (“Americas Styrenics”), which continues to be a leading producer in North America of both styrene and polystyrene. In 2020, Americas Styrenics was the #1 producer of polystyrene, based on capacity data, and supplied 18% of the styrene monomer capacity in North America. We received a total of $15.0 million in cash dividends from Americas Styrenics during 2020. We estimate that the contribution to our equity earnings from Americas

Styrenics’ polystyrene business was approximately 75% in 2020, 49% in 2019, and 32% in 2018. This translates to a contribution from Americas Styrenics’ polystyrene business to our Adjusted EBITDA of approximately 17% in 2020, 13% in 2019, and 8% in 2018.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, and in 2020 approximately 55% of the styrene monomer produced by Americas Styrenics was consumed in its own production of polystyrene. The remainder of Americas Styrenics’ product is sold as a key raw material to other manufacturers of polystyrene, expandable polystyrene, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

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

As a leading styrenics producer in North America, this segment is well-positioned to benefit from consolidation dynamics in the styrene and polystyrene industries within the region. As noted above in the Feedstocks segment section, global styrene operating rate percentages were in the high 70’s in 2020 and we believe they will remain at similar levels over the next several years, with the potential for positive upside if there are closures of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Americas Styrenics segment.

Our Relationship with Dow

Following the Acquisition, we entered into certain long-term agreements with Dow to provide services that would ease our transition into a standalone company. Those agreements included the Amended and Restated MOD5 Computerized Process Control Software, Licenses and Services Agreement, with Rofan Services (“AR MOD5 Agreement”), the Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”), certain site and operating services agreements, and raw material supply agreements.

Under the AR MOD5 Agreement, Dow provides worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. The AR MOD5 Agreement, as amended, has a term through December 2023, and may be terminated by either party for cause or uncured material breach; by Trinseo if we no longer wish to receive maintenance and support for any licensed software; or by Dow if we use the licensed software for any purposes other than Company business. Dow may terminate the maintenance and support terms at any time if we fail to make payments when due. As of December 31, 2020, we have converted over half of our plants from the MOD5 process control technology and are no longer reliant on Dow for such process control technology at those plants. We expect to convert the remainder of our plants by the end of 2023.

The SAR MOSA provided for ongoing worldwide services from Dow, in areas such as information technology, enterprise resource planning, finance, environmental health and safety, training, customer service, marketing and sales support, supply chain and certain sourcing and transactional procurement services. From 2018 through 2020, the Company worked to insource, and in some cases outsource to other vendors, certain information technology, procurement, supply chain, finance, and enterprise resource planning (“ERP”) services and systems that were being provided by Dow. By mid-2020, substantially all of the services covered under this agreement were no longer provided by Dow. During 2020, the Company incurred $24.6 million in costs related to our transition of these services away from Dow, of which $6.5 million was capitalized and $18.1 million was recognized as expense. The Company does not expect to incur any further significant costs related to transitioning services away from Dow under the SAR MOSA in 2021.

In addition, we entered into various site services agreements (“SAR SSAs”) with Dow to provide site services to the Company at Dow-owned sites. Conversely, we entered into similar agreements with Dow, where, at Company-owned sites, we provide such services to Dow. These agreements cover general services that are provided at certain facilities co-located with Dow, including utilities, site administration, environmental health and safety, site maintenance and supply chain. These agreements generally have 25-year terms and include options to renew. These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause or under certain circumstances for a material breach. In addition, we may terminate with 12-months’ prior notice to Dow any services identified in any SAR SSA as “terminable.” Highly integrated services, such as electricity and steam, generally cannot be terminated prior to the termination date unless we experience a production unit shut down for which we provide Dow with 15-months’ prior notice, or upon payment of a shutdown fee. Upon expiration or termination, we would be obligated to pay a monthly fee to Dow for a period of 45 to 60 months following the expiration or termination of such SAR SSA. The agreements under which Dow receives services from us may be terminated under the same circumstances and conditions.

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

For the years ended December 31, 2020, 2019, and 2018, we incurred a total of $155.4 million, $204.0 million, and $265.1 million, respectively, in expenses under the SAR MOSA, AR MOD5 Agreement, and SAR SSAs (which include utilities), including $139.2 million, $164.2 million, and $210.8 million, respectively, for both the variable and fixed cost components of the site services agreements and $16.2 million, $39.8 million, and $54.3 million, respectively, covering all other agreements.

For the years ended December 31, 2020, 2019, and 2018, purchases and other charges from Dow and its affiliated companies (excluding the SAR MOSA, AR MOD5 Agreement, and SAR SSAs) were approximately $659.5 million, $781.9 million, and $1,145.5 million, respectively. These purchases and other charges primarily relate to the purchase of raw materials for manufacturing of our products, as discussed further below. Additionally, for the years ended December 31, 2020, 2019, and 2018, sales to Dow and its affiliated companies were approximately $98.4 million, $80.0 million, and $248.4 million, respectively. Amounts presented represent transactions with Dow and do not include transactions with DuPont companies, noting the entities separated in 2019.

We continue to procure certain raw materials, utilities, and site services from Dow. We are party to several agreements with Dow for the provision of certain raw materials, products and services and other operational arrangements. Dow provides a large percentage of certain raw materials used in the production of our products, under agreements that are important to our business. The failure of Dow to perform their obligations, or the termination of these agreements, could adversely affect our operations. See Item 1A—Risk Factors.

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

	Latex	Synthetic	Engineered	Base			Americas
	Binders	Rubber	Materials	Plastics	Polystyrene	Feedstocks	Styrenics
Benzene						X	X
Bisphenol A			X	X
Butadiene	X	X
Ethylene						X	X
Polycarbonate			X	X
Styrenic resins			X	X
Styrene	X	X	X	X	X	X	X

We have supply contracts in place to help maintain our supply of raw materials at competitive market prices and seek to implement the most efficient and reliable raw material strategy for each of our segments, including maintaining a balance between contracted and spot purchases of raw materials. We also produce raw materials for use by our businesses, such as styrene monomer.

In 2020, we obtained approximately 29% of our raw materials from Dow (based on aggregate purchase price). In 2020, Dow supplied us with approximately 95% of our benzene requirements and 99% of our ethylene requirements. Dow continues to be our largest supplier for these raw materials as well as a significant supplier of butadiene. In 2020, we executed new supply agreements with Dow for ethylene, benzene, and butadiene, which commence in 2021 and have contractual terms of two to five years, with renewal provisions.

While Dow provides a significant portion of our raw materials pursuant to these supply agreements, we have developed a comprehensive strategy for obtaining additional sources of supply where needed. Other supply sources in Europe include major producers with contract terms of up to five years at competitive market prices. Supply to North America and Asia are exclusively from other major third-party producers via supply contracts.

Through long-term strategic contracts and spot market purchases, we obtained 36% and 24%, respectively, of our styrene supply in 2020. Additionally, our internal production of styrene from purchased ethylene and benzene at our own manufacturing sites provided 40% of our styrene supply in 2020. With this mix of purchased and produced styrene, we seek to optimize our overall costs of securing styrene through efficient logistics, manufacturing economics and market dynamics.

Bisphenol A (“BPA”) is the major raw material associated with PC production. Our supply of this raw material is produced by a subsidiary of Olin Corporation and is provided to us via pipeline. In 2020, we executed a three-year supply agreement with Olin Corporation with a term through December 31, 2022.

Technology

Our R&D and TS&D activities across our segments focus on identifying needs in our customers’ end markets. As part of our customer-centric model, our R&D/TS&D organization interfaces with our sales and marketing teams and directly with customers to determine their product requirements, considering industry and market segment trends. This information is used to select R&D/TS&D projects that are value-enhancing for both our customers and Trinseo.

Our innovation and technology centers support our technological and R&D/TS&D capabilities. In addition, our R&D/TS&D efforts are also supported by certain “mini-plants” operated by our businesses in Stade and Schkopau, Germany. These mini plants are used to make samples of experimental products for testing, which we believe is a critical step in our new product development process. We also operate a plastics research center, which integrates two existing technical support centers and research lab operations in a single location at our Terneuzen, The Netherlands office location. Further, we operate pilot plants to facilitate new production technology, including a new TPE pilot facility in

Hsinchu, Taiwan where we commenced operations in December 2020. The new TPE facility will enable faster innovation cycles in close collaboration with Asia Pacific customers for sustainably advantaged materials in targeted markets including consumer electronics, medical, footwear, and automotive.

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $60.4 million, $54.6 million, and $56.0 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

Sales and Marketing

We have a customer-centric business model that has helped us to develop strong relationships with many customers. Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 162 professionals working in sales and marketing around the world, along with approximately 93 customer service professionals and we sell our products to customers in approximately 80 countries. We primarily market our products through our direct sales force. Typically, our direct sales are made by our employees in the regions closest to the given customer.

Intellectual Property

We evaluate on a case-by-case basis how best to utilize patents, trademarks, copyrights, trade secrets and other intellectual property to protect our products and our critical investments in research and development, manufacturing and marketing. We focus on securing and maintaining patents for certain inventions, while maintaining other inventions as trade secrets, derived from our customer-centric business model, to maximize the value of our product portfolio and manufacturing capabilities. Our policy is to seek appropriate protection for significant product and process developments in the major markets where the relevant products are manufactured or sold. Patents may cover products, processes, intermediate products and product uses. Patents extend for varying periods in accordance with the date of patent application filing and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of subject matter covered by the patent and the scope of the claims of the patent.

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

The technologies we utilize in some of our businesses have been in use for many years (e.g., SB latex and ABS) and a number of our patents relating to such technologies have expired or will expire in within the next several years. As patents expire, or are allowed to lapse, the products and processes described and claimed in those patents become generally available for use by the public. We believe that the expiration of any single patent or family of patents that is scheduled to expire in the next three years would not materially adversely affect our business or financial results. We believe that our trade secrets relating to manufacturing and other processes used in connection with products to which expiring patents relate will continue to provide us with a competitive advantage after the expiration of these patents.

We use trademarks as a means of differentiating our products. We protect our trademarks against infringement where we deem appropriate. We have successfully registered the TRINSEO™ trademark in more than 130 countries.

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

Since our formation on June 17, 2010, we have focused our product innovation across our various product lines. The intellectual property that we have created or acquired since the Acquisition is largely in these segments and covers areas such as material formulations, material process technologies and various end-use industrial applications.

Environmental, Health, Safety and Product Stewardship

Obtaining, producing and distributing many of our products involve the use, storage, transportation and disposal of toxic and hazardous materials. We are subject to extensive, evolving and increasingly stringent national and local environmental and safety laws and regulations, which address, among other things:

●	emissions to the air;
●	discharges to soils and surface and subsurface waters;
●	other releases into the environment;
●	prevention, remediation or abatement of releases of hazardous materials into the indoor or outdoor environment;
●	generation, handling, storage, transportation, treatment and disposal of waste materials;
●	climate change impacts;
●	process and maintenance of safe conditions in the workplace;
●	registration and evaluation of chemicals;
●	production, handling, labeling or use of chemicals used or produced by us;
●	stewardship of products after manufacture; and
●	circular solutions, for polystyrene and other products.

We monitor compliance with applicable state, national, and international environmental, health and safety requirements and maintain policies and procedures to monitor and control environmental, health and safety risks, which may in some circumstances exceed the requirements imposed by applicable law. We have a strong environmental, health and safety organization with a staff of professionals who are responsible for environmental, health, safety and product regulatory compliance and stewardship, in addition to comprehensive standards and tools. We supplement our programs with our participation in trade associations which monitor developments in legislation impacting our businesses. Additionally, our Supplier Code of Conduct includes our expectations for our suppliers to comply with applicable laws and regulations and encourages them to adhere to the highest principles of environmental responsibility.

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

We track and publicly report our greenhouse gas emissions, water usage, and energy consumptions and our facilities work to improve our performance at reducing chemical emissions, water usage and energy consumption. Our

Sustainability and Corporate Social Responsibility Report, which is available on our website, provides our most recent sustainability highlights for our products, performance and operations. The report highlights sustainability goals and other initiatives to improve our sustainability performance. We do not expect the costs to comply with legislation enacted as a result of climate change and other sustainability efforts will be material to our operations and consolidated financial position in the next 12 months.

Environmental Remediation

Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. At our Allyn’s Point, Connecticut property we lease a portion of the property to our joint venture, Americas Styrenics, for its operations, which includes a regulated hazardous waste boiler, for which potential liabilities are addressed through financial assurance mechanisms and other agreements. Many of our production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination have occurred at some of the sites and might occur or be discovered at other sites. Subject to certain monetary and temporal limitations, Dow is obligated to indemnify and hold us harmless with respect to releases of hazardous material that existed at our sites prior to our separation from Dow in June 2010. The period for new claims at these sites has expired. Later-acquired sites are subject to a different limitations period. We cannot be certain that Dow will fully honor their existing indemnity obligations or that the indemnity will be sufficient to satisfy all claims that we may incur. We do not currently have any material obligations to perform environmental remediation on our properties, or for any Superfund site. Any active remedial projects on our properties which we acquired in 2010 are being performed by Dow pursuant to its indemnification obligations. We conduct comprehensive environmental due diligence for potential acquisitions to mitigate the risk of assuming obligations to conduct material levels of environmental remediation.

Government Regulation

In addition to environmental, health, and safety laws and regulations, our operations subject us to numerous federal, state, and local laws and regulations in the countries in which we operate. International trade laws and trade agreements, export and customs controls can limit the countries in which we can do business, or add significant cost to the import or export of our products or raw materials. Changes to or violations of these regulations could impact the costs of our goods or cause delay in shipments. Our products are also used in a variety of end-uses that have specific regulatory or consumer safety requirements such as those relating to food packaging or medical devices. Changes in these requirements could result in increased compliance costs, product recalls, or fines, which could prevent or inhibit the development and sale of our products. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government regulations can affect the Company’s global operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company’s business, see Item 1A. Risk Factors.

Security

We recognize the importance of security and safety to our employees and the community. Physical security measures have been combined with process safety measures (including the use of technology) and emergency response preparedness into integrated security plans. We have conducted information security assessments at our operating facilities worldwide and identified and implemented appropriate measures to protect these facilities from physical and cyber-attacks. Effort and resources in assessing security requirements at our manufacturing facilities will continue, as required by U.S. Department of Homeland Security and other requirements.

Trinseo has implemented information security solutions, resources, policies, programs, and monitoring alerts to respond to potential information security events and to maintain compliance with the increasing amount of data privacy laws and regulation.

Human Capital Resources and Objectives

As of December 31, 2020, we had approximately 2,600 employees worldwide. Nearly 69% of our personnel are located at the various manufacturing sites, research and development, pilot coating, paper fabrication and testing and technology centers. The remaining employees are located at operating centers, virtual locations or geographically dispersed marketing and sales locations. Our Midland, Michigan site is the only U.S. facility with union representation for its 55 hourly operations personnel. Employees at certain of our other locations are represented by work councils. We consider relations with our personnel and the various labor organizations to be good. There have been no labor strikes or work stoppages in these locations in recent history.

People Strategy

We strive to retain a talented, diverse and inclusive workforce and understand that our success requires ongoing investment in our employees. Our approach to attracting and retaining talent is our commitment to our core values of Responsible Care®, Innovation, Respect & Integrity, Accountability & Value Creation, and Commitment to Customers. As applied to our employees, these values prioritize health and safety, accountability and rewards for achievement, and treatment of all persons in our organization with respect, honesty, and dignity.

Our core values are reflected in the goals of our “People Strategy,” which is designed to support employees through Talent Management, Organizational Development, and Recognition & Rewards. Talent Management measures our ability to attract and select the right talent for the right roles, onboard new employees to improve integration, build critical capabilities, and develop leaders of the future, with a culture of collaboration among high-performing and diverse teams. Organizational Development focuses on the design of organization models to achieve our business strategies, assess employee engagement, evolve our culture and facilitate open communication. Recognition & Rewards means our efforts to manage, measure, and pay for performance; differentiate and recognize job growth with increases, promotions, and pay, annual performance awards and recognition of outstanding contributions from employees.

Environmental Protection and Employee Health & Safety (“EH&S”)

Focus on the safety of our employees is a critical aspect of our operations, and we strive towards achieving zero injuries, spills, or process safety incidents in our facilities every year. Our EH&S management system promotes a culture of rigorous investigation, corrective action, and continuous improvement applied over many years and has delivered a world-class set of internal safety policies, processes, and procedures. This system is designed to meet our objectives to continually reduce safety and environmental incidents and risks, maintain full regulatory compliance and optimize resources and continuously improve.

The Company has taken proactive steps to minimize the potential impact of the COVID-19 crisis on our employees. These steps include, but are not limited to: (i) encouraging or requiring our employees to work from home where possible or required by local laws and regulations; (ii) instituting masking and social distancing rules in our manufacturing and office locations; (iii) providing personal protective equipment; (iv) screening protocols; (v) implementing cleaning and other measures in the workplace; and (vi) conducting training for all employees. Corporate and regional COVID-19 crisis response teams lead the implementation of our pandemic response plans and other measures in our regions and at all our facilities in accordance with local requirements and guidance from the Center of Disease Control, local health departments and other health organizations. These measures have allowed us to protect worker safety while we strive to optimize production schedules, balance staffing needs, develop contingency plans, and enable the continued safe operation of our plants and facilities. We have not announced significant layoffs or employee furloughs as a result of the COVID-19 crisis.

Diversity and Equal Employment Opportunity

We are committed to maintaining an inclusive workforce that offers a diversity of perspectives, backgrounds and experience, and creating an environment in which all Trinseo employees have an equal opportunity to reach their potential and contribute fully to the success of the Company. Trinseo provides an equal employment opportunity, with a policy to recruit, hire, develop, and promote qualified applicants or employees without regard to race, religion, gender, sexual orientation, national origin, age or disability.

Talent Management and Employee Development

We provide opportunities for career development through a combination of training, coaching, and on-the-job experiences. We believe this approach to development provides our employees with the right balance of learning options. Further, we believe that early investment in our employees ensures that our future leaders have the skills they will need to be successful within a complex and ever-changing business environment. As part of our People Strategy, we conduct a talent review process that assesses our employee’s leadership behaviors, attributes, potential, and provides them with input on personal development. We also utilize a goal setting scorecard that enables employees to document and align their goals within a leadership team and across functions, which goals are set against annual Company priorities. Employees are evaluated on their performance versus individual goals and on the Company’s performance versus corporate goals (which includes financial and safety metrics). Part of the annual performance review process includes personal assessment goals which are tracked and reviewed throughout the year.

Compensation Policies

Trinseo’s process for determination of remuneration consists of two main components: base pay and an annual variable program, and we are committed to ensuring equitable compensation among our employees. As stated above, equal opportunity and diversity are important at Trinseo. We conduct internal reviews to assess fair treatment to determine if our pay practices are being implemented appropriately in all jurisdictions where we operate.

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

Item 1A. Risk Factors

Risks Related to Our Operations

Volatility in the cost of energy or the raw materials utilized for our products, or disruption in the supply of the raw materials utilized for our products, may adversely affect our financial condition and results of operations or cause our financial results to differ materially from our forecasts.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (benzene, ethylene, butadiene, BPA, and styrene) together represent approximately 43% of our total cost of goods sold. Additionally, we use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes. Crude oil prices also impact our raw material and energy costs. Generally, higher crude oil prices lead to higher costs of natural gas and raw materials, although some raw materials are impacted less than others. Volatility in the cost of energy or raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing also can affect the volume our customers consume. As a result, our gross profit and margins could also be adversely affected and our financial results may differ materially from our forecasts.

We have supply agreements with Dow for ethylene, benzene, and butadiene, which are critical raw materials to our business. These raw materials and other less critical materials amount to approximately 29% of our total raw materials acquired in 2020, based on aggregate purchase price. The remainder is purchased via other third-party suppliers on a global basis. As these and other third-party supply agreements expire, we may be unable to renegotiate or renew these contracts, or obtain new long-term supply agreements on terms comparable or favorable to us, or at all, which may significantly impact our operations. See Item 1—Business— Sources and Availability of Raw Materials.

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

The hazards and risks of disruption associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These potential risks of disruption include, but are not necessarily limited to:

●	pipeline and storage tank leaks and ruptures;
●	explosions and fires;
●	inclement or extreme weather and natural disasters, which may be aggravated by climate change;
●	disease outbreaks, epidemics or pandemics, and government responses thereto, which may impact our employees or those of our suppliers or transportation providers;
●	terrorist attacks;
●	cyber-attacks;
●	failure of mechanical systems, computer systems, process safety and pollution control equipment;
●	failures or delays in properly implementing new technologies and processes;
●	chemical spills and other discharge or releases of toxic or hazardous substances or gases; and
●	exposure to toxic chemicals.

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

Risks Related to Acquisitions and Dispositions

We face risks concerning our recently announced proposed acquisition of assets from Arkema, S.A.

On December 14, 2020, we entered into a binding offer to acquire the Arkema business for a purchase price of €1.137 billion (the “Arkema Acquisition”). Pursuant to such offer, we entered into a put option agreement with Arkema (the “Put Option”) which includes a securities purchase agreement (“SPA”) and warranty agreement (“Warranty Agreement”). The Put Option provides Arkema the right to deliver a put option exercise notice within 10 business days of the completion of certain consultation processes with works councils, upon which we will execute and deliver the SPA and Warranty Agreement on the date and location set forth in the put option exercise notice. Once signed, the parties’ obligations to complete the transaction under the SPA will be subject to the absence of a material adverse change, the completion of certain pre-closing reorganizations, the receipt of certain antitrust clearances and other customary conditions and approvals, as well as the provision of certain financial information and cooperation with our arrangement of debt financing to fund the acquisition.

The Arkema Acquisition is expected to close in mid-2021, subject to these and other closing conditions. Not all of these closing conditions are within our control. It is possible that certain conditions or events may prevent, delay or otherwise materially adversely affect the completion of the Arkema Acquisition. We cannot predict with certainty whether and when any of the remaining required closing conditions will be satisfied, including the procurement of all antitrust, works councils and other regulatory approvals, or whether Arkema and the Company will be able to meet their pre-closing conditions. If the Arkema Acquisition does not receive required regulatory approvals, if a material adverse change occurs, or if another event occurs that delays or prevents the acquisition, our ability to complete the Arkema Acquisition could be materially adversely impacted. If the Company is unable to secure the financing necessary to fund the Arkema Acquisition, at terms acceptable to the Company, due to its failure to successfully access financial markets, failure by Arkema to meet its obligations under the SPA, adverse market conditions, or otherwise, we could fail to complete the Arkema Acquisition. Any such delay or failure to complete the Arkema Acquisition could cause uncertainty or other negative consequences that may materially and adversely affect our business, financial condition and results of operations and, to the extent that the current price of the Company’s common shares reflects an assumption that the Arkema Acquisition will be completed, the price of the Company’s common shares could be negatively impacted.

We may fail to realize the anticipated benefits of the Arkema Acquisition or such benefits may take longer to realize than expected. We may also encounter difficulty integrating the Arkema business into our operations.

Our ability to realize the anticipated benefits of the Arkema Acquisition will depend on our ability to integrate the Arkema business into ours. Combining these businesses will be a complex and time-consuming process. As a result, we expect to devote significant attention and resources preparing for and then integrating the operations, systems, processes, procedures and personnel of the acquired Arkema business. This integration process may be disruptive to our ongoing business, and, if we fail to effectively integrate, or if integration takes longer or is more costly than expected, we could lose or diminish the expected benefits of the Arkema Acquisition. Even if we are able to integrate the Arkema business successfully, this integration may not result in the realization of the synergies and benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all.

We also face risks that the post-acquisition Company may fail to meet its financial and strategic goals, due to, among other things, inability to grow and manage growth profitability, maintain relationships with customers or retain key employees. The post-acquisition Company may also be adversely affected by other economic, business, and/or competitive factors which may not exist at the time of closing. Such conditions could materially adversely impact our business and results of operations. Further, costs of the acquisition could greatly exceed our anticipated costs, which could have a material adverse impact on our financial condition.

We may engage in strategic acquisitions or dispositions of certain assets and/or businesses that could affect our business, results of operations, financial condition and liquidity.

We may selectively pursue other complementary acquisitions and joint ventures, which inherently involves a number of risks and presents financial, managerial and operational challenges, including, but not limited to:

●	potential disruption of our ongoing business and the distraction of our management;
●	difficulty retaining key employees or with integration of personnel and financial and other systems;
●	difficulty maintaining relationships with customers;
●	hiring additional management and other critical personnel;
●	generating expected cost savings and synergies from the acquisition; and
●	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of the Arkema business or other acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business or financial results. Our acquisition and joint venture strategy may not be successfully received by customers or other stakeholders, and we may not realize any anticipated benefits from the Arkema Acquisition, other acquisitions or joint ventures.

In December we announced the Company’s intent to explore the potential divestiture of our Synthetic Rubber business. We may also opportunistically pursue dispositions of certain other assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of our senior secured credit agreement (the “Credit Agreement”) governing our senior secured financing facility of up to $1,075.0 million (the “Senior Credit Facility”) and the indenture (the “Indenture”) governing our $500.0 million aggregate principal of 5.375% senior notes due 2025 (the

“2025 Senior Notes”), we may be required to apply the proceeds of the sale to repay any borrowings under our Senior Credit Facility or our 2025 Senior Notes. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations.

Joint ventures may not operate according to their business plans if we or our partners fail to fulfill our or their obligations, or differences in views among our joint venture partners result in delayed decisions, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

For the year ended December 31, 2020, we received dividends of $15.0 million from our Americas Styrenics joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Differences in views among joint venture participants and our inability to unilaterally implement sales and production strategies or determine cash distributions from joint ventures may significantly impact short-term and longer-term financial results, financial condition and the value of our ordinary shares.

We may be unable to achieve cost savings and other benefits from our restructuring activities and business excellence initiatives.

In 2019, we announced a corporate restructuring plan associated with our shift to a global functional structure and adoption of our business excellence initiatives designed to create ongoing cost savings through business process optimization and efficiencies. Our efforts to achieve these improvements and efficiencies may not be successful or generate expected cost savings, and we may incur greater costs than currently anticipated to implement and achieve these initiatives, which could have an adverse impact on our financial condition or results of operations.

Risks Related to Regulation

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

Various governments have adopted new approaches to their trade policies seeking to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and implement new tariff schedules. For example, over the past several years the U.S. and China have applied tariffs to certain of each other’s exports. These measures have resulted in shifting trade flows and increased costs for raw materials and finished goods. Uncertainty over global tariffs or trade wars has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further, the trade relationship between the United Kingdom and the EU as a result of Brexit could also negatively impact our customers’ purchasing decisions.

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

Changes in environmental, health and safety regulations in jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products. In addition to changes in regulations, health, sustainability, and safety concerns could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products. Such a decrease in demand likely would have an adverse effect on our business and results of operations. Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, BPA and halogenated flame retardant are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns. Moreover, bans on single-use plastic and similar regulatory actions to reduce plastic waste and consumer preferences for sustainable and recyclable materials may reduce the demand for some of our products over time. Legislation to place responsibility for addressing the global challenge of plastic waste may place responsibility on producers and sellers to include recycled content in their products, including the EU “plastics tax,” which legislation may impact our sales and place more importance on our initiatives to further develop technologies for recycled products.

Additionally, these regulatory regimes currently require significant compliance expenditures and future regulatory changes applicable to our raw materials and products or our customers’ products, could require significant additional expenditures or changes in our operations.

Our products are also used in a variety of end-uses that have specific regulatory requirements such as those relating to products that have contact with food or medical device end-uses. Our customers or distributors may not follow our policies and advice regarding the safe use and application of our products, which may unknowingly expose us to third-party claims. We and many of the applications for the products in the end markets in which we sell our products are regulated by various national and local rules, laws and regulations, such as the U.S. Toxic Substances Control Act and the EU’s Registration, Evaluation, Authorisation and Restriction of Chemicals regulations. An increasing number of countries continue to adopt similar requirements, which could require significant compliance expenditures or changes to our sales and marketing strategies and operations. Changes to existing regulations could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. Changes in environmental and safety laws and regulations banning or restricting the use of these residual materials in our products, or our customers’ products, could adversely affect our results of operations and financial condition. Failure to appropriately manage safety, human health, product liability and environmental risks associated with our products, product life cycles and production processes could adversely impact employees, communities, stakeholders, our reputation and the results of our operations.

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

This matter remains open with the European Commission. We are unable to make any predictions regarding the ultimate outcome of our response to the European Commission’s request.

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

There are several properties which we now own on which Dow has been conducting remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut and Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that we lease for our operations, including our facility in Midland, Michigan. While we did not assume the liabilities associated with these properties in the U.S., because CERCLA and similar laws can impose liability for contamination on the current owner or operator of a property, even if it did not create the contamination, there is a possibility that a governmental authority or private party could seek to include us in an action or claim for remediation or damages, even though the contamination may have occurred prior to our ownership or occupancy. While Dow has agreed to indemnify us for liability for releases of hazardous materials that occurred prior to our separation from Dow, the indemnity is subject to monetary and temporal limitations. The period for new claims at these sites has expired. Later-acquired sites are subject to a different limitations period. We do not currently have any material obligations to perform environmental remediation on our properties, or for any Superfund site. Any active remedial projects on our properties which we acquired in 2010 are being performed by Dow pursuant to its indemnification obligations. We cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. In addition, we face the risk that future claims might fall partially or fully outside of the scope of the indemnity, particularly if there is a release of hazardous materials that occurs in the future or at any time after our separation from Dow or if the condition requiring remediation is attributable to a combination of events or operations occurring prior to and after our separation from Dow.

Risks Related to Our Relationship with Dow

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

Our migration away from services and technologies provided by Dow may cause significant disruptions to operations that could materially adversely affect our future results, business and financial condition.

From 2018 through the first half of 2020, the Company worked to insource, and in some cases outsource to other vendors, certain information technology, procurement, supply chain, finance, and ERP services and systems that were being provided by Dow. By mid-2020, the Company substantially completed the transition of the services covered under the SAR MOSA. Additionally, the Company is continuing to migrate our manufacturing facilities away from Dow’s MOD5 process controller technology over the next several years.

During 2020, 2019, and 2018, the Company incurred $24.6 million, $68.1 million, and $26.1 million in costs, respectively, related to our transition of these services away from Dow, of which $6.5 million, $21.8 million and $5.7 million, respectively, was capitalized and $18.1 million, $46.3 million and $20.4 million, respectively, was recognized as expense. The Company does not expect to incur any further significant costs related to transitioning services away from Dow under the SAR MOSA in 2021, however unanticipated future capital expenditures or additional expense associated with the migrations may reduce the Company’s cash position and profitability, respectively. We cannot assure that there will not be associated excessive costs, disruptions or other negative impacts in portions of our business in the course of our migration of these services and systems. Any prolonged disruption in the operations of our existing manufacturing facilities, supply chain, distribution or other operations, whether due to technical or integration difficulties, could have a material adverse effect on our business, reputation, future sales, financial condition and results of operations. For more information regarding our relationship with Dow, please see Item 1—Business — Our Relationship with Dow.

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

Risks Related to Our Indebtedness

Our current and future level of indebtedness of our subsidiaries, including the incurrence of additional indebtedness to fund the Arkema Acquisition, could adversely affect our financial condition.

As of December 31, 2020, our indebtedness totaled approximately $1.2 billion. Additionally, as of December 31, 2020, we had $360.0 million (net of $15.0 million outstanding letters of credit) of funds available for borrowings under our Senior Credit Facility, as well as $150.0 million of funds available for borrowings under our accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”).

Additionally, in connection with the Arkema Acquisition, our Trinseo Materials Operating S.C.A. and Trinseo Materials Finance Inc. subsidiaries entered into a debt commitment letter with Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., HSBC Bank USA, N.A., and HSBC Securities (USA) Inc. (the “Commitment Parties”), pursuant to which the Commitment Parties have committed, subject to certain customary terms and conditions, to provide (i) a senior secured credit facility in an aggregate principal amount of $400.0 million, (ii) a secured bridge facility in an aggregate principal amount of $350.0 million and (iii) an unsecured bridge facility in an aggregate principal amount of $450.0 million (the “Bridge Commitment”).

We intend to seek debt financing to fund the Arkema Acquisition through a combination of term loan and senior notes, which would forego the need to utilize the Bridge Commitment. We may not be successful in raising new indebtedness at terms more favorable than our existing indebtedness, or at all. Our level of indebtedness, as well as future borrowings under the Bridge Commitment or other indebtedness at the anticipated levels required to close the Arkema Acquisition, could have significant consequences for our business, including but not limited to:

●	increasing our vulnerability to economic downturns and adverse industry, competitive, or market conditions;
●	requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund capital expenditures and future business opportunities and returning cash to our shareholders in the form of dividends or share repurchases;

●	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate or other purposes;
●	compromising our flexibility to capitalize on business opportunities or other strategic acquisitions, and to react to competitive pressures, as compared to our competitors, or forcing us to make nonstrategic divestitures;
●	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and
●	increasing our cost of borrowing.

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

Risks Related to Our Intellectual Property

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

Risks Related to Data Security

Data security breaches could compromise sensitive information related to our business or the private information of our employees, vendors, and customers, which could adversely affect our business and our reputation.

Cyber-attacks or data security breaches could compromise confidential, private, business critical information or cause a failure in our computer or operating systems that may disrupt our operations. We have attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. We face an ever-growing risk of attack from outside our organization (including attack by organized crime, so-called “hacktivists,” and state-sponsored actors) using sophisticated technical and non-technical methodologies (including social engineering and “spear phishing” attacks). We also face risks from internal threats to information security, such as from negligent or dishonest employees or consultants. A successful cyber-attack or other breach of security could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on our financial results. Furthermore, in addition to using our own systems and infrastructure, we use information systems and infrastructure operated by third-party service providers, including Dow. If our third-party service providers experience an information security breach, depending on the nature of the breach, it could compromise confidential, business critical information or cause a disruption in our operations. In addition, the loss or disclosure of sensitive or private information about our employees, vendors, or customers as a result of such a breach may result in violations of various data privacy regulations and expose us to litigation, fines and other penalties. Therefore, any such disruptions to our operations or violations of data privacy laws could negatively impact our reputation and results of operations.

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

General Risks

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

Turbulence in the credit markets, fluctuating commodity prices, volatile exchange rates and other challenges affecting the global economy can affect us and our customers. Instability and uncertainty in financial and commodity markets throughout the world may cause, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw material costs, geopolitical issues and failure and the potential failure of major financial institutions. Adverse events affecting the health of the economy, including sovereign debt and economic crises, refugee crises, disease pandemics, terrorism, Brexit, protectionism, tariffs, and the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets. During any period of uncertainty or heightened market volatility, consumer confidence may decline which could lead to a decline in demand for our products or a shift to lower-margin products, which could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.

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

We have significant operations worldwide, including manufacturing facilities, R&D facilities, sales personnel and customer support operations. As of December 31, 2020, we operated, or others operated on our behalf, 32 manufacturing plants (which include a total of 75 production units) at 24 sites around the world, including in Colombia, Germany, The Netherlands, Belgium, Finland, Sweden, Italy, China, South Korea, Indonesia, Taiwan, and the United States. Our international operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currency to which we are exposed is the euro, as approximately 57% of our net sales were generated in Europe in 2020. To a lesser degree, we are also exposed to other currencies, including the Chinese yuan, Swiss franc, and Indonesian rupiah. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, in particular the euro, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because some of our raw material costs are procured in U.S. dollars rather than on these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

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

The extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted but could be material.

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

The extent to which the COVID-19 pandemic will ultimately adversely impact our business, liquidity, financial condition and results of operations, which impact could be material, depends on numerous factors that are highly uncertain and cannot be predicted at this time. These factors include the duration and scope of the COVID-19 pandemic, including an increased spread of infections or new variants of the virus; renewed or extended travel restrictions and “shelter-in-place” directives; changes in customer demand; our relationship with, and the financial and operational capacities of, our customers and suppliers; impacts of raw material and feedstock prices affecting the cost competitiveness of our operations relative to similar operations in other regions; the health and safety of our employees and costs incurred to keep our employees safe while maintaining continued operations, including our ability to adjust our production schedules; potential future restructuring, impairment and other charges; and the impact on economic activity generally, including a global or national recession, or other sustained adverse market conditions.

Uncertain or depressed economic conditions, continued high unemployment or a decline in consumer confidence as a result of the pandemic could have an adverse effect on demand for our products and our customers’ products or otherwise adversely alter customer demand patterns which may negatively impact our business, liquidity, financial condition and results of operations.

The COVID-19 pandemic, including the impact of an increased spread of infections and renewed or extended travel restrictions, may also disrupt our supply chain, our transportation and logistics networks, including the ability of our third party suppliers’ or logistics and transportation service providers to meet their obligations to us, which may negatively affect our operations. Ports and other channels of entry may be closed or operate at only a portion of capacity, and means of transporting products within regions or countries in which we operate may be limited. Plant closures, production delays, or logistics difficulties resulting from the COVID-19 pandemic may cause shortages or limited availability of feedstocks or raw materials that are used in our products, which may adversely impact our business, production capacity or results of operations.

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

Our efforts to manage and mitigate these factors and risks through cost-savings and other measures may not be successful and are subject to the factors described above, many of which are uncertain or outside of our control. Business disruptions relating to the COVID-19 pandemic, including the impact of an increased spread of infections and renewed or ongoing travel restrictions could negatively impact economies in the countries in which we operate, which would adversely impact our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

We own and operate 61 production units at 17 sites around the world. In addition, we source products from another 14 production units at 7 joint venture sites. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2020:

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Luxembourg City	Luxembourg	Leased	Corporate office	Not applicable
Berwyn	USA (PA)	Leased	Global operating center	Not applicable
Hong Kong	Hong Kong	Leased	Regional operating center	Not applicable
Horgen	Switzerland	Leased	Regional operating center	Not applicable
Midland	USA (MI)	Leased	Regional operating center	Not applicable

Production Sites
Boehlen*	Germany	Leased	Styrene monomer	Feedstocks
Dalton	USA (GA)	Owned	Latex	Latex Binders
Hamina	Finland	Owned	Latex	Latex Binders
Hoek	The Netherlands	Owned	Base Plastics	Base Plastics
Hsinchu	Taiwan	Owned	TPEs, Compounds and blends	Engineered Materials, Base Plastics
Merak++	Indonesia	Owned	Latex, Polystyrene	Latex Binders, Polystyrene
Midland*	USA (MI)	Leased	Latex, ABS	Latex Binders, Base Plastics
Mussolente	Italy	Owned	TPEs	Engineered Materials
Norrkoping	Sweden	Owned	Latex	Latex Binders
Rheinmünster*	Germany	Owned	Latex	Latex Binders
Schkopau*	Germany	Leased	ESBR, SSBR, Polystyrene	Synthetic Rubber, Polystyrene
Stade*	Germany	Leased	PC	Base Plastics
Terneuzen*	The Netherlands	Leased	Compounds and blends, Latex, Styrene monomer, ABS	Latex Binders, Base Plastics, Feedstocks
Tessenderlo*	Belgium	Leased	Polystyrene	Polystyrene
Tsing Yi+	Hong Kong	Leased	Polystyrene	Polystyrene
Ulsan	Korea	Owned	Latex	Latex Binders
Zhangjiagang*	China	Leased	Latex, ABS	Latex Binders, Base Plastics

R&D Facilities
Dalton	USA (GA)	Owned	Latex	Latex Binders
Hsinchu	Taiwan	Owned	Base plastics	Base Plastics
Midland 1300	USA (MI)	Leased	Latex	Latex Binders
Midland 1604	USA (MI)	Leased	Base plastics and Latex	Base Plastics, Latex Binders
Mussolente	Italy	Owned	TPEs	Base Plastics
Rheinmünster	Germany	Owned	Latex	Latex Binders
Schkopau	Germany	Leased	Synthetic rubber	Synthetic Rubber
Shanghai	China	Leased	Latex	Latex Binders
Terneuzen	The Netherlands	Leased	Base plastics	Base Plastics
Tsing Yi+	Hong Kong	Leased	Base plastics	Base Plastics

Joint Venture
Americas Styrenics
Allyn’s Point	USA (CT)	Leased	Polystyrene	Americas Styrenics
Cartegena	Colombia	Owned	Polystyrene	Americas Styrenics
Hanging Rock	USA (OH)	Leased	Polystyrene	Americas Styrenics
Joliet	USA (IL)	Owned	Polystyrene	Americas Styrenics
Marietta	USA (OH)	Owned	Polystyrene	Americas Styrenics
St. James	USA (LA)	Owned	Styrene monomer	Americas Styrenics
Torrance	USA (CA)	Leased	Polystyrene	Americas Styrenics
*	Facility co-located with Dow (or other companies) facilities under ground lease agreements. Plant facilities are owned by us.
+	Facility located on property owned by the applicable government.
++	Facility located on property under certification with right to build.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The principal market on which our ordinary shares is traded is the New York Stock Exchange (“NYSE”), under the ticker symbol “TSE.” As of February 16, 2021, there were three record holders of our ordinary shares, 48,777,934 ordinary shares issued, and 38,440,043 ordinary shares outstanding. By including persons holding shares in broker accounts under street names, however, we estimate that we have approximately 20,594 beneficial holders.

Performance Graph

The following performance graph reflects the comparative changes in the value from December 31, 2015 through December 31, 2020, assuming an initial investment of $100 and the reinvestment of dividends or other cash distributions, if any, in (1) our ordinary shares, (2) the S&P 500 Chemicals Industry GICS Level 3 Index, and (3) the S&P SmallCap 600 Index. The share price performance shown in the graph is not necessarily indicative of future price performance.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
TSE
S&P SmallCap 600
S&P 500 Chemcials
Dec-2015
Jun-2016
Dec-2016
Jun-2017
Dec-2017
Jun-2018
Dec-2018
Jun-2019
Dec-2019
Jun-2020
Dec-2020

Purchases of equity securities by the Company and affiliated purchasers

At our annual general meeting held on June 9, 2020, our shareholders authorized the Company to terminate the 2019 share repurchase authorization and replace it with a new authorization to repurchase up to 3.6 million ordinary shares over the next two years at a price per share of not less than $1.00 and not more than $1,000.00. In December 2020, the Company announced our decision to suspend the share repurchase program. There were no share repurchases during the three months ended December 31, 2020. There are 3.6 million ordinary shares available for repurchase under the 2020 share repurchase authorization as of December 31, 2020.

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

For Luxembourg individuals acting on their own behalf and holding (together with his/her spouse or civil partner and minor children) directly or indirectly more than 10% of the capital of Trinseo at any time within five years of a sale, disposal, redemption or liquidation thereof, capital gains will be taxable if such disposition takes place:

●	within six months from the acquisition, the capital gain or liquidation proceeds are generally expected to be taxed at progressive income tax rates (ranging from 0% to 45.78% for 2021).
●	after six months from the acquisition, the capital gain or the liquidation proceeds will be taxed at a reduced tax rate corresponding to half of the investor’s global tax rate and EUR 50,000 (doubled for taxpayers filing jointly) of gains realized over a ten-year period are exempt from taxation.

A Luxembourg individual will also be taxed as described above if he or she acquired, free of charge, ownership of Trinseo shares which, in the five years prior to acquisition, constituted more than 10% of the capital of Trinseo in the hands of the prior owner (or owners, in the case of multiple free-of-charge transfers).

Luxembourg corporate holders. Capital gains realized upon the sale, disposal or redemption of shares by a Luxembourg corporate holder (not subject to a special tax regime) will in principle be subject to corporate income tax and municipal business tax. The combined applicable rate for Luxembourg corporate holders with taxable income in excess of EUR 200,001 will be 24.94% for fiscal year ended 2021 for a Luxembourg corporate holder established in Luxembourg-City (taking into account the solidarity surtax of 7% on the corporate income tax and including the 6.75% municipal business tax). An exemption from such taxes may be available to the Luxembourg corporate holder pursuant to Article 166 of the Luxembourg Income Tax law subject to the fulfillment of the conditions set forth therein. The scope of the capital gains exemption may be limited in the cases provided by the Grand Ducal Decree of December 21, 2001.

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

No withholding tax applies if the distribution is made to (i) a Luxembourg resident corporate holder (that is, a fully taxable collectivité within the meaning of Article 159 of the Luxembourg Income Tax Law), (ii) a corporation which is resident of a Member State of the EU and is referred to by article 2 of the Council Directive of November 30, 2011 concerning the common fiscal regime applicable to parent and subsidiary companies of different member states (2011/96/EU), (iii) a corporation or a cooperative resident in Norway, Iceland or Liechtenstein and subject to a tax comparable to corporate income tax as provided by Luxembourg Income Tax Law, (iv) a corporation resident in Switzerland which is subject to corporate income tax in Switzerland without benefiting from an exemption, (v) a corporation subject to a tax comparable to corporate income tax as provided by Luxembourg Income Tax Law which is resident in a country that has concluded a tax treaty with Luxembourg and (vi) a Luxembourg permanent establishment of one of the above-mentioned categories, provided each time that at the date of payment, the holder has held or commits itself to continue to hold directly or through a tax transparent vehicle, during an uninterrupted period of at least 12 months, shares representing at least 10% of the share capital of Trinseo or which had an acquisition price of at least EUR 1,200,000. Luxembourg tax law contains a general anti-abuse rule under which dividend distributions will not benefit from the withholding tax exemption when the distributions are made in the framework of an arrangement created for the main purpose (or one of the main purposes) of obtaining a tax advantage that defeats the object or purpose of the tax law.

Equity Repayment. The repayment of equity, by the Company is not treated as a dividend distribution under Luxembourg law, and therefore is not subject to any withholding tax, provided: (i) the Company has no statutory reserves or profits at the Company level, and (ii) the capital decrease is motivated by sound business reasons. The Company did not have any statutory profits or reserves as of December 31, 2020. In case the Company does not have sound business reasons to provide a repayment of equity, the entire amount repaid will be subject to a 15% withholding tax, unless the conditions for an exemption or a reduction from the withholding tax on dividends set forth above are met.

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

Item 6. Selected Financial Data

The following tables set forth our selected historical financial and operating data and other information. The historical results of operations data for the years ended December 31, 2020, 2019, and 2018, and the historical balance sheet data as of December 31, 2020 and 2019 presented below were derived from our audited consolidated financial statements and the related notes thereto included elsewhere within this Annual Report. The historical results of operations data for the years ended December 31, 2017 and 2016 and the historical balance sheet data as of December 31, 2018, 2017, and 2016 were derived from our audited financial statements and the related notes thereto not included within this Annual Report. Certain prior period financial information included in the sections below has been recast to conform to the financial statement line items shown in the current year presentation. Our historical results are not necessarily indicative of the results to be expected for any future periods.

You should read the information contained in this table in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and the related notes thereto included elsewhere in this Annual Report.

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements.

	Year Ended
	December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Net sales(1)	$3,035.5	$3,775.8	$4,622.8	$4,448.1	$3,716.6
Cost of sales(1)	2,719.9	3,446.9	4,094.0	3,807.8	3,124.4
Gross profit	315.6	328.9	528.8	640.3	592.2
Selling, general and administrative expenses	252.4	300.0	257.0	235.4	238.7
Equity in earnings of unconsolidated affiliates	67.0	119.0	144.1	123.7	144.7
Impairment charges	39.1	—	1.5	3.6	—
Operating income	91.1	147.9	414.4	525.0	498.2
Interest expense, net	43.6	39.3	46.4	70.1	75.0
Other expense, net(2)	1.8	4.0	3.7	43.8	17.9
Income before income taxes	45.7	104.6	364.3	411.1	405.3
Provision for income taxes	37.8	12.6	71.8	82.8	87.0
Net income	$7.9	$92.0	$292.5	$328.3	$318.3
Weighted average shares— basic	38.3	40.3	42.8	43.8	46.5
Net income per share— basic	$0.20	$2.28	$6.83	$7.49	$6.84
Weighted average shares— diluted	38.6	40.7	43.7	45.0	47.5
Net income per share— diluted	$0.20	$2.26	$6.70	$7.30	$6.70
Dividends per share	$1.28	$1.60	$1.56	$1.38	$0.90

	As of and for the Year Ended
	December 31,
(In millions)	2020	2019	2018	2017	2016
Other Financial Data:
Depreciation and amortization	$134.3	$136.0	$130.2	$110.6	$96.4
Capital expenditures, net of subsidy(3)	82.3	110.1	120.4	147.4	123.9
Balance Sheet Data:
Cash and cash equivalents	$588.7	$456.2	$452.3	$432.8	$465.1
Working capital	983.8	963.5	1,094.3	1,019.6	890.7
Total assets	2,845.2	2,758.8	2,726.8	2,772.0	2,421.3
Debt(4)	1,188.0	1,194.7	1,192.4	1,199.7	1,187.4
Total liabilities	2,254.9	2,089.9	1,958.1	2,097.2	1,973.6
Total shareholders’ equity	590.3	668.9	768.7	674.8	447.7
(1)	Net sales and cost of sales increase or decrease, in part, based on fluctuations in raw material prices. Consistent with industry practice, and as permitted under agreements with many of our customers, raw material price changes are generally passed through to customers by means of corresponding price changes. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk for further information.
(2)	Amount for the year ended December 31, 2017 includes a $65.3 million loss on extinguishment of long-term debt.

(3)	During the years ended December 31, 2020 and 2019, capital expenditures include $6.5 million and $21.8 million of costs capitalized related to our transition of services away from Dow, respectively, as described in Item 1 – Business – Our Relationship with Dow. Represents capital expenditures, net of government subsidies received for SSBR expansion of $1.0 million for the year ended December 31, 2018. No government subsidies for capital investment were received for the other periods presented above. Included in capital expenditures for the year ended December 31, 2017 were amounts related to a number of key growth initiatives, including our ABS capacity expansion in China, a 50 KT increase to our global production capabilities in SSBR, and the opening of our new SSBR pilot plant in Germany. During the year ended December 31, 2016, we completed the upgrade of our legacy ERP environment to the latest version of SAP, resulting in capitalized software of $57.4 million. The majority of the capital spending for this project occurred in 2016.
(4)	Balances reflect gross debt balances outstanding at each period end and are not net of unamortized deferred financing fees and unamortized original issue discount.

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

2020 Highlights

For the year ended December 31, 2020, we had net income of $7.9 million and Adjusted EBITDA of $299.5 million. Our year-to-date results were significantly impacted by the negative effects of the COVID-19 pandemic as well as unfavorable net raw material timing, while our fourth quarter results reflected a strong recovery in demand, most notably in automotive, construction, and appliance applications. This demand recovery included continued strength in packaging, protective sheeting, and consumer electronics, which had been more resilient through the pandemic. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Proposed Acquisition of the Arkema Business

On December 14, 2020, the Company entered into a binding offer to acquire the Arkema business, inclusive of its PMMA and MMA businesses, for a purchase price of €1.137 billion (approximately $1.36 billion). PMMA is a transparent and rigid plastic with a wide range of end uses, and complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics. The Arkema business has established brand names such as Plexiglas® in the Americas, Altuglas®, Solarkote® and Oroglas®, and a number of niche applications. The transaction is expected to close in mid-2021 subject to customary closing conditions and regulatory approvals, including prior consultations with certain of Arkema’s works councils. The Company expects to fund the acquisition with up to $250.0 million of existing cash with the remainder from new debt financing. In connection with the agreement with Arkema, the Company entered into a debt commitment letter on December 14, 2020, pursuant to which we will obtain financing for the transaction consisting of a $400.0 million senior secured credit facility, a $350.0 million secured bridge facility, and a $450.0 million unsecured bridge facility. Additionally, on December 15, 2020, the Company entered into a forward currency hedge arrangement for €950.0 million to economically hedge the euro-denominated purchase price.

Exploration of Potential Divestiture of Synthetic Rubber Business

In December 2020, the Company announced that we are exploring the potential divestiture of our Synthetic Rubber business. While we are evaluating the best strategy to pursue for our Synthetic Rubber business, we continue to believe that this business remains a valuable asset with potential for growth in the global tire market.

New Segmentation

Effective October 1, 2020, the Company realigned our reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. Following this change, the Company is reporting operating results for seven segments, five of which remain unchanged from the Company’s previous segmentation: Latex Binders, Synthetic Rubber, Feedstocks, Polystyrene, and Americas Styrenics. The Company’s Performance Plastics segment, which included a variety of compounds and blends as well as the results of the ABS, SAN, TPE, and PC businesses, was reorganized into two standalone reporting segments, Engineered Materials and Base Plastics. The new Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as the Company’s TPE products which are sold into a variety of applications including footwear and automotive. The new Base Plastics segment contains the results of the remaining businesses, including the ABS, SAN, and PC businesses, as well as compounds and blends for automotive and other applications. This segmentation change will provide enhanced clarity to investors by placing the results of the Company’s products sold into engineered materials applications into a single reporting segment, which aligns with the Company’s strategy to focus our efforts and investments in these applications, as they tend to be less cyclical and offer significantly higher growth and margin potential.

Prior period financial information included within this Annual Report has been recast from the previous presentation to reflect the Company’s new organizational structure.

COVID-19 Pandemic

The Company noted adverse market and industry conditions beginning to emerge in mid-March 2020 stemming from the COVID-19 pandemic, which created an environment with historically-low demand, mainly in our Base Plastics and Synthetic Rubber segments, resulting from reduced sales to automotive and tire applications. To mitigate the impacts of the adverse conditions caused by COVID-19, our management took cost management and liquidity-focused actions to reduce and control operating costs and capital expenditures, to manage working capital, and to reduce our utility costs. As a result of these actions, the Company achieved strong cash generation and year-end liquidity. During the second half of the year, the Company observed significant demand recovery in many of our end markets, such as automotive, construction, and appliances.

Through the fourth quarter, the Company has continued operations at all of our manufacturing locations and has not experienced any material disruptions in our supply chain, which has allowed us to continue meeting customer demand. Our procurement and supply chain teams continue to update contingency plans in the event of a significant disruption or shutdown so that future customer demand can continue to be met with timeliness and quality. The Company has been actively responding to this situation to adjust our business operations, and will continue to monitor developments and take action as needed.

Impairment of Boehlen styrene monomer and Schkopau PBR Assets

In 2020, the Company continued our strategy to focus efforts and increase investments in certain product offerings serving the following applications, which are less cyclical and offer significantly higher growth and margin potential: CASE applications within the Latex Binders segment; and engineered materials applications, including consumer electronics, medical, and TPE applications. As a result of continuing this strategy and other management considerations, in March 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of our styrene monomer assets in Boehlen, Germany and our polybutadiene rubber (“PBR,” specifically Ni-PBR and Nd-PBR) assets in Schkopau, Germany. Based on the Company’s evaluation of these assets, we determined that their full carrying value was not recoverable and, as a result, we recorded an impairment charge on the assets of approximately $38.3 million in March 2020. This impairment charge is recorded within “Impairment charges” on the consolidated statements of operations for the year ended December 31, 2020. In May 2020, the Company made the determination to mothball our PBR production assets in Schkopau, Germany, which was completed in December 2020. The impacts of this decision and the resulting measures taken by the Company are not material to our financial statements. In October 2020, the Company entered into certain long-term raw material supply agreements for use in our Boehlen styrene monomer facility. As a result of the more favorable cost position and operational flexibility achieved from these agreements, management has made the decision to continue operations at this facility.

Results of Operations

Results of Operations for the Years Ended December 31, 2020, 2019, and 2018

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated. Refer to the Company’s Form 10-K filed on February 28, 2020 for explanations of our results of operations for 2019 in comparison to 2018.

	Year Ended
	December 31,
(in millions)	2020	%	2019	%	2018	%
Net sales	$3,035.5	100%	$3,775.8	100%	$4,622.8	100%
Cost of sales	2,719.9	90%	3,446.9	91%	4,094.0	89%
Gross profit	315.6	10%	328.9	9%	528.8	11%
Selling, general and administrative expenses	252.4	8%	300.0	8%	257.0	6%
Equity in earnings of unconsolidated affiliates	67.0	2%	119.0	3%	144.1	3%
Impairment charges	39.1	1%	—	—%	1.5	—%
Operating income	91.1	3%	147.9	4%	414.4	9%
Interest expense, net	43.6	1%	39.3	1%	46.4	1%
Other expense, net	1.8	—%	4.0	—%	3.7	—%
Income before income taxes	45.7	2%	104.6	3%	364.3	8%
Provision for income taxes	37.8	1%	12.6	—%	71.8	2%
Net income	$7.9	1%	$92.0	3%	$292.5	6%

2020 vs. 2019

Net Sales

Of the 20% decrease in net sales, 14% was due to lower selling prices resulting mainly from the pass through of lower raw material costs. An additional 6% decrease was due to lower sales volume, primarily within the Base Plastics, Feedstocks, and Synthetic Rubber segments, and mainly due to the impacts related to the COVID-19 pandemic.

Cost of Sales

Of the 21% decrease in cost of sales, 16% was due to lower raw material costs, primarily from styrene and butadiene, as well as a 5% decrease due to lower sales volume primarily from the Base Plastics, Feedstocks, and Synthetic Rubber segments.

Gross Profit

The decrease in gross profit of 4% was primarily to lower sales volumes related to COVID-19 as well as an unfavorable net raw material timing impact in comparison to the prior year. See the segment discussion below for further information.

Selling, General and Administrative Expenses

The $47.6 million, or 16%, decrease in selling, general, and administrative expenses was due to several factors. Lower advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow, which was largely completed in the first quarter of 2020, resulted in a $28.2 million decrease. Also contributing to the decrease were various management actions taken to control operating costs in response to COVID-19, including a $10.2 million decrease in travel-related expenses, as well as a decrease in restructuring costs of $8.2 million, primarily related to the Company's corporate restructuring program, which was initiated in the fourth quarter of 2019. Partially offsetting these decreases was an increase in acquisition costs of $7.5 million, which was principally attributable to the costs incurred in 2020 related to the proposed acquisition of the Arkema business.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $52.0 million was due to lower equity earnings from Americas Styrenics, mainly attributable to lower styrene margins and volume-related impacts from COVID-19 in the current year.

Impairment Charges

During the year ended December 31, 2020, the Company recorded combined impairment charges of $39.1 million on our Boehlen styrene monomer assets and Schkopau PBR assets. Refer to Note 13 for further information.

Interest Expense, Net

The $4.3 million, or 11%, increase in interest expense, net was primarily attributable to a $7.4 million reduction in interest benefit recorded as a result of the Company’s entry into a new CCS arrangement in February 2020. This was partially offset by the net decrease in interest expense of $2.6 million attributable to lower interest rates during 2020 as compared to 2019.

Other Expense, Net

Other expense, net for the year ended December 31, 2020 was $1.8 million, which included $6.2 million of expense related to the non-service cost components of net periodic benefit cost. Partially offsetting these expenses were net foreign exchange transaction gains for the period of $4.9 million. Net foreign transaction gains included $23.9 million of net foreign exchange transaction gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period. The net foreign transaction gains were partially offset by $19.0 million of losses from our foreign exchange forward contracts, including a $7.3 million gain recognized in income from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price on the proposed acquisition of the Arkema business, more than offset by losses recorded on other foreign exchange forward contracts. Other expense, net also included $0.5 million of net other miscellaneous expenses during the period.

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

Provision for Income Taxes

Provision for income taxes was $37.8 million and $12.6 million for the years ended December 31, 2020 and 2019, which resulted in an effective tax rate of 83% and 12%, respectively. The increase in the provision for income taxes was primarily driven by the one-time deferred tax benefit of $65.0 million recorded in the prior year as a result of changes in the Swiss federal and cantonal tax rules. This prior year one-time benefit was partially offset by a $25.3 million valuation allowance for the portion of the cantonal deferred tax asset that more likely than not will expire before utilization. Refer to Note 14 in the consolidated financial statements for further information. Excluding this one-time net benefit of $39.7 million in the prior year, the provision for income taxes decreased $14.5 million, due primarily to the decrease in income before income taxes.

Selected Segment Information

The Company’s reportable segments are as follows: Latex Binders, Synthetic Rubber, Engineered Materials, Base Plastics, Polystyrene, Feedstocks, and Americas Styrenics. Refer to Item 1—Business for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections present net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the years ended December 31, 2020, 2019, and 2018. Intersegment sales have been eliminated. Refer to Note 19 in the consolidated financial statements for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA. Refer to the Company’s Form 10-K filed on February 28, 2020 for explanations of our segment results for 2019 in comparison to 2018 for our unchanged segments from 2019, including Latex Binders, Synthetic Rubber, Polystyrene, Feedstocks, and Americas Styrenics. Explanations of our segment results for 2019 in comparison to 2018 in Engineered Materials and Base Plastics, which changed in 2020 as a result of our change in segmentation effective October 1, 2020, as described in Item 1—Business, are described below.

Latex Binders Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$767.1	$902.8	$1,069.0	(15)%	(16)%
Adjusted EBITDA	$80.4	$80.8	$110.4	(0)%	(27)%
Adjusted EBITDA margin	10%	9%	10%

2020 vs. 2019

Of the 15% decrease in net sales, 15%, or nearly all of the decrease, was due to lower pricing from the pass through of lower raw material costs.

Adjusted EBITDA decreased by $0.4 million compared to the prior year, primarily due to a decrease of $6.4 million, or 8%, from a negative net timing variance as well as a decrease of $2.0 million, or 2%, from lower volume and a decrease of $1.9 million, or 2%, due to higher fixed costs. These decreases were partially offset by an increase of $6.7 million, or 8%, mainly due to improved portfolio and product mix, as well as commercial excellence actions, and an increase of $4.2 million, or 5%, attributable to lower freight and utility costs.

Synthetic Rubber Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$319.7	$441.3	$572.5	(28)%	(23)%
Adjusted EBITDA	$1.7	$40.7	$77.0	(96)%	(47)%
Adjusted EBITDA margin	1%	9%	13%

2020 vs. 2019

Of the 28% decrease in net sales, 16% was due to lower pricing from the pass through of lower raw material costs, mainly from styrene and butadiene. An additional decrease of 13% was attributable to lower sales volume from weaker demand in the global tire market due to COVID-19.

Adjusted EBITDA decreased by $39.0 million, or 96%, compared to the prior year. Lower sales volume, particularly in SSBR and mainly from COVID-19 impacts, resulted in a $26.9 million, or 66%, decrease, and lower margins resulted in an $8.4 million, or 21%, decrease primarily due to unfavorable net raw material timing impacts and lower margins on ESBR sales. Additionally, higher fixed costs, mainly due to a lower level of fixed cost absorption, resulted in a decrease of $2.4 million, or 6%, decrease.

Engineered Materials Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$194.8	$209.9	$210.7	(7)%	(0)%
Adjusted EBITDA	$34.8	$31.5	$13.8	10%	128%
Adjusted EBITDA margin	18%	15%	7%

2020 vs. 2019

The 7% decrease in net sales was attributable to a 4% decrease in sales volume, due to COVID-19 impacts, as well as a 3% decrease in pricing from the pass through of lower raw material costs.

Adjusted EBITDA increased by $3.3 million, or 10%, compared to the prior year. This increase was primarily due to a $4.5 million, or 14%, increase in margins, primarily due to commercial excellence pricing actions. Also contributing to the increase was an $0.8 million, or 3%, increase due to lower fixed costs. These effects were partially offset by a decrease of $3.2 million, or 10%, from lower sales volume.

2019 vs. 2018

Net sales were relatively consistent between 2018 and 2019, attributable to a 4% decrease in prices, almost entirely offset by a 4% increase in sales volume, mainly to consumer electronics applications in Asia.

Adjusted EBITDA increased by $17.7 million, or 128%, compared to the prior year. This increase was primarily due to a $18.3 million, or 132%, increase in margins as raw material costs, such as PC, declined considerably during the period. Also contributing to the increase was a $1.7 million, or 12%, increase in sales volume. These increases were partially offset by a decrease of $2.4 million, or 17%, from higher fixed costs due to the Company’s growth investments and lower fixed cost absorption in 2019.

Base Plastics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$918.2	$1,156.3	$1,366.9	(21)%	(15)%
Adjusted EBITDA	$111.2	$103.6	$175.1	7%	(41)%
Adjusted EBITDA margin	12%	9%	13%

2020 vs. 2019

Of the 21% decrease in net sales, 12% was due to lower sales volume, primarily related to lower sales to automotive applications from COVID-19 impacts, and 10% was due to lower pricing from the pass through of lower raw material costs.

Adjusted EBITDA increased by $7.6 million, or 7%, compared to the prior year. This increase was due to a $31.8 million, or 31%, increase in margins as a result of favorable pricing actions and tighter market conditions in the second half of the year. An additional $10.4 million, or 10%, increase was due to lower fixed costs. These effects were partially offset by lower sales volume of $33.7 million, or 33%.

2019 vs. 2018

The 15% decrease in net sales was primarily attributable to a 12% decline in pricing from the pass through of lower raw material costs, such as styrene, as well as a 3% decrease due to currency impacts.

Adjusted EBITDA decreased by $71.5 million, or 41%, compared to the prior year. Lower margins, mainly related to PC, resulted in a $62.3 million, or 36%, decrease, due primarily to general market weakness including impacts from an increase in supply in the PC market. Also contributing to the decrease was a $10.2 million, or 6%, decrease due to higher fixed costs from growth investments, including the ramping up of the new ABS facility in China, as well as lower fixed cost absorption in the current year.

Polystyrene Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$698.9	$809.4	$1,017.1	(14)%	(20)%
Adjusted EBITDA	$80.9	$54.6	$33.7	48%	62%
Adjusted EBITDA margin	12%	7%	3%

2020 vs. 2019

Of the 14% decrease in net sales, 19% was due to lower pricing from the pass through of lower styrene costs to our customers. This was partially offset by an increase of 4% due to increased sales volume.

Adjusted EBITDA increased by $26.3 million, or 48%, compared to the prior year. Higher margins, primarily from pricing initiatives and tighter market conditions, resulted in a $20.9 million, or 38%, increase. Also contributing to the increase was a $6.3 million, or 12%, increase in sales volume.

Feedstocks Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$136.8	$256.1	$386.6	(47)%	(34)%
Adjusted EBITDA	$5.6	$7.0	$107.1	(20)%	(93)%
Adjusted EBITDA margin	4%	3%	28%

2020 vs. 2019

Of the 47% decrease in net sales, 24% was due to lower styrene-related sales volume and 23% was due to lower pricing from the pass through of lower styrene prices.

Adjusted EBITDA decreased by $1.4 million, or 20%, compared to the prior year. Lower margins resulted in a $6.3 million, or 90%, decrease, due to unfavorable net timing and portfolio mix. An additional 27% decrease was attributable to currency impacts and miscellaneous expense in the segment. These decreases were partially offset by lower fixed costs driven by the Company’s overall cost reduction initiatives, which resulted in an 84% increase.

Americas Styrenics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Adjusted EBITDA*	$67.0	$119.0	$144.1	(44)%	(17)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

2020 vs. 2019

The 44% decrease in Adjusted EBITDA was mainly due to lower styrene margins in North America, volume-related impacts from COVID-19, and the impact from the planned turnaround at its St. James, Louisiana styrene facility in the first quarter of 2020.

Outlook

As discussed above in “2020 Highlights,” despite the adverse impacts of the COVID-19 pandemic on our business and the end markets in which we operate during the first half of 2020, market conditions improved in the second half of the year. The Company’s Adjusted EBITDA in the fourth quarter of 2020 was our highest quarterly result in more than two years and we have observed continued market recovery thus far in the first quarter of 2021. In December 2020, the Company announced the proposed acquisition of the Arkema business as the first step in our transformation into an advanced specialty and sustainable solutions provider. This transaction is expected to close in mid-2021. In addition, we will continue to pursue additional growth and business optimization activities, which, in combination with our business excellence initiatives and the full realization of the corporate restructuring initiated in late 2019, we expect to result in higher year-over-year profitability in 2021.

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

Adjusted EBITDA is calculated as follows for the years ended December 31, 2020, 2019, and 2018. For discussion related to 2018 activity, refer to the Company’s Form 10-K filed on February 28, 2020.

	Year Ended
	December 31,
(in millions)	2020	2019	2018
Net income	$7.9	$92.0	$292.5
Interest expense, net	43.6	39.3	46.4
Provision for income taxes	37.8	12.6	71.8
Depreciation and amortization	134.3	136.0	130.2
EBITDA(a)	$223.6	$279.9	$540.9
Loss on extinguishment of long-term debt	—	—	0.2
Net gain on disposition of businesses and assets	(0.4)	(0.7)	(1.0)
Restructuring and other charges(b)	9.9	18.1	8.2
Acquisition transaction and integration net costs(c)	9.1	(0.9)	0.6
Acquisition purchase price hedge gain(d)	(7.3)	—	—
Asset impairment charges or write-offs(e)	39.1	—	1.5
Other items(f)	25.5	55.4	22.8
Adjusted EBITDA	$299.5	$351.8	$573.2
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the years ended December 31, 2020 and 2019 primarily relate to employee termination benefit charges as well as contract termination charges incurred in connection with the Company’s corporate restructuring program, as well as charges incurred for other restructuring programs. Restructuring and other charges for the year ended December 31, 2018 primarily relate to employee termination benefit charges incurred in connection with restructuring in our Synthetic Rubber segment. Additionally, a portion of the restructuring and other charges for the years ended December 31, 2019 and 2018 relate to decommissioning and employee termination benefit charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 20 in the consolidated financial statements for further information regarding restructuring activities.

Note that the accelerated depreciation charges incurred as part of both the Company’s corporate restructuring program and the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption.

(c)	Acquisition transaction and integration net costs for the year ended December 31, 2020 relate to expenses incurred for the Company’s proposed acquisition of the Arkema business. Acquisition transaction and integration net benefit amounts for the year ended December 31, 2019 are primarily comprised of the bargain purchase gain recorded in conjunction with the Company’s acquisition of latex binders production assets and related site infrastructure in Rheinmünster, Germany, partially offset by certain jurisdictional asset transfer taxes and advisory and professional fees incurred related to this acquisition.
(d)	The acquisition purchase price hedge gain for the year ended December 31, 2020 relates to the change in fair value of the Company’s forward currency hedge arrangement that economically hedges the euro-denominated purchase price of the proposed acquisition of the Arkema business, which is projected to close in mid-2021. Refer to Note 12 in the consolidated financial statements for further information.

(e)	Asset impairment charges or write-offs for the year ended December 31, 2020 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany and PBR assets in Schkopau, Germany. Refer to Note 13 in the consolidated financial statements for further information. Asset impairment charges for the year ended December 31, 2018 relate to the impairment of certain corporate long-lived assets.
(f)	Other items for the years ended December 31, 2020, 2019, and 2018 relate to fees incurred in conjunction with certain of the Company’s strategic initiatives as well as advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2020, 2019, and 2018. We have derived the summarized cash flow information from our audited financial statements. Refer to the Company’s Form 10-K filed on February 28, 2020 for discussion related to 2018.

	Year Ended
	December 31,
(in millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$255.4	$322.5	$366.5
Investing activities	(24.2)	(109.3)	(118.7)
Financing activities	(104.3)	(206.7)	(222.2)
Effect of exchange rates on cash	4.4	(1.4)	(6.1)
Net change in cash, cash equivalents, and restricted cash	$131.3	$5.1	$19.5

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2020 totaled $255.4 million. Net cash provided by operating assets and liabilities for the year ended December 31, 2020 totaled $106.2 million, which was driven by the Company’s liquidity-focused actions during the year, including reduced operating expenses and working capital management. As a result of these initiatives as well as the impact of lower raw material prices and sales volumes, inventories decreased $69.8 million and accounts receivable decreased $57.4 million. Also contributing to the increase was a $6.0 million increase in income taxes payable, related to the Company’s higher provision for income taxes for the year ended December 31, 2020. These impacts were partially offset by the decrease in other liabilities of $16.9 million and the increase in other assets of $12.2 million.

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

Investing Activities

Net cash used in investing activities during the year ended December 31, 2020 totaled $24.2 million, primarily resulting from capital expenditures of $82.3 million as well as cash paid for a cost method investment of $5.5 million. This activity was partially offset by proceeds from the settlement of hedging instruments of $51.6 million and proceeds of $11.9 million from the sale of our former latex binders manufacturing facility in Livorno, Italy.

Net cash used in investing activities during the year ended December 31, 2019 totaled $109.3 million, primarily resulting from capital expenditures of $110.1 million.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2020 totaled $104.3 million. This activity was primarily due to $61.8 million of dividends paid, $25.0 million of payments related to the repurchase of ordinary shares, $12.6 million net repayments of short-term borrowings, and $6.9 million of net principal payments related to our 2024 Term Loan B during the period. Additionally, net cash used in financing activities included $0.6 million of withholding taxes paid related to the vesting of certain Restricted Share Units (“RSUs”) during the period, partially offset by $2.6 million of proceeds received from the exercise of option awards.

Net cash used in financing activities during the year ended December 31, 2019 totaled $206.7 million. This activity was primarily due to $119.7 million of payments related to the repurchase of ordinary shares, $65.7 million of dividends paid, $7.0 million of net principal payments related to our 2024 Term Loan B during the period, and $10.6 million net repayments of short-term borrowings. Additionally, net cash used in financing activities included $4.6 million of withholding taxes paid related to the vesting of certain RSUs during the period, partially offset by $0.9 million of proceeds received from the exercise of option awards.

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

	Year Ended
	December 31,
(in millions)	2020	2019	2018
Cash provided by operating activities	$255.4	$322.5	$366.5
Capital expenditures	(82.3)	(110.1)	(121.4)
Free Cash Flow	$173.1	$212.4	$245.1

Refer to the discussion above for significant impacts to cash provided by operating activities for the years ended December 31, 2020 and 2019. Refer to the Company’s Form 10-K filed on February 28, 2020 for discussion related to 2018.

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

As of December 31, 2020 and 2019, we had $1,188.0 million and $1,194.7 million, respectively, in outstanding indebtedness and $983.8 million and $963.5 million, respectively, in working capital. In addition, as of December 31, 2020 and 2019, we had $172.8 million and $153.5 million, respectively, of foreign cash and cash equivalents on our consolidated balance sheets, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries. For a detailed description of the Company’s debt structure, borrowing rates, and expected future payment obligations, refer to Note 11 in the consolidated financial statements.

The following table outlines our outstanding indebtedness as of December 31, 2020 and 2019 and the associated interest expense, including amortization of deferred financing fees and issuance discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments.

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2020			December 31, 2019
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$677.3	2.6%	$23.3	$684.3	4.3%	$31.5
2022 Revolving Facility	—	—%	3.7	—	—	3.2
2025 Senior Notes	500.0	5.4%	19.5	500.0	5.4%	12.1
Accounts Receivable Securitization Facility	—	—	1.5	—	—	1.5
Other indebtedness	10.7	2.4%	0.1	10.4	2.1%	0.1
Total	$1,188.0		$48.1	$1,194.7		$48.4

Our Senior Credit Facility includes the 2022 Revolving Facility, which matures in September 2022 and has a borrowing capacity of $375.0 million. On April 3, 2020, the Company drew down $100.0 million from the 2022 Revolving Facility, which we repaid on July 24, 2020. As of December 31, 2020, the Company had no outstanding borrowings and had $360.0 million (net of $15.0 million outstanding letters of credit) of funds available for borrowing under this facility. Further, as of December 31, 2020, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum. The 2022 Revolving Facility contains a springing covenant which applies when 30% ($112.5 million) or more is drawn from the facility, and would require the Company to meet a first lien net leverage ratio not to exceed 2.0x at the end of each financial quarter. As of December 31, 2020, the first lien net leverage ratio (as defined in our secured credit agreement) was 0.4x.

Also included in our Senior Credit Facility is our 2024 Term Loan B, which had original principal of $700.0 million, maturing in September 2024, requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is LIBOR plus 2.00% (subject to a 0.00% LIBOR floor). During the year ended December 31, 2020, the Company made net payments of $6.9 million on the 2024 Term Loan B, with an additional $7.0 million of scheduled future payments classified as current debt on the consolidated balance sheet as of December 31, 2020.

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

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in September 2021 and has an outstanding borrowing capacity of $150.0 million. As of December 31, 2020, there were no amounts outstanding under this facility and the Company had approximately $135.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

The Senior Credit Facility and Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the year ended December 31, 2020, the Company declared total dividends of $1.28 per ordinary share, or $49.7 million, of which $4.3 million, inclusive of dividend equivalents, remains accrued as of December 31, 2020 and the majority of which was paid in January 2021. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indenture. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, and the Company generated positive cash flows during the year ended December 31, 2020 despite the challenges presented by extremely weak economic conditions due to COVID-19. During the year ended December 31, 2020, under authority from our board of directors, the Company purchased approximately 0.8 million ordinary shares from our shareholders through open market transactions for an aggregate purchase price of $25.0 million. We believe that funds provided by operations, our existing cash, cash equivalent, and restricted cash balances, borrowings available under our 2022 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions.

Further, we also believe that our financial resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Item 1A—Risk Factors. As of December 31, 2020, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to Note 11 in the consolidated financial statements for further information on the details of the covenant requirements.

Derivative Instruments

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates and interest rate risk. To manage this risk, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts and interest rate swap agreements. A summary of these derivative financial instrument programs is described below; however, refer to Note 12 of the consolidated financial statements for further information. The Company does not hold or enter into financial instruments for trading or speculative purposes.

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

Net Investment Hedge

The Company has certain fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on our 2025 Senior Notes for euro-denominated payments, which were designated as a hedge of the Company’s net investment in certain European subsidiaries under the forward method through March 31, 2018 through the original CCS agreement entered into on September 1, 2017 (“2017 CCS”). As such, changes in their fair value, to the extent effective, were recorded within the cumulative translation adjustment account as a component of accumulated other comprehensive income or loss (“AOCI”) through March 31, 2018.

Effective April 1, 2018, in conjunction with the adoption of previously issued hedging accounting guidance, the Company elected as an accounting policy to re-designate the 2017 CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the 2017 CCS that were included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within AOCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As an additional accounting policy election applied to similar hedges under this standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. The Company has elected to amortize the initial excluded component value as a reduction of “Interest expense, net” in the consolidated statements of operations using the straight-line method over the remaining term of the 2017 CCS. Additionally, the Company recognizes the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of CCS arrangements, including the 2017 CCS, within “Interest expense, net” in the consolidated statements of operations.

On February 26, 2020, the Company settled our 2017 CCS and replaced it with a new CCS arrangement (the “2020 CCS”) that carried substantially the same terms as the 2017 CCS and also is designated as a net investment hedge under the spot method. Upon settlement of the 2017 CCS, the Company realized net cash proceeds of $51.6 million. The remaining $13.8 million unamortized balance of the initial excluded component related to the 2017 CCS at the time of settlement is no longer being amortized following the settlement and will remain in AOCI until either the sale or substantially complete liquidation of the relevant subsidiaries.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2020. Amounts we pay in future periods may vary from those reflected in the table:

	Payments due by year
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Purchase commitments(1)	$814.5	$805.5	$454.8	$158.2	$156.3	$92.2	$2,481.5
Long-term indebtedness(2)	7.0	7.0	7.0	656.3	500.0	—	1,177.3
Interest payments on long-term debt (net of interest rate swap effects)(3)	45.0	44.7	44.6	39.0	22.2	—	195.5
Pension and other postretirement benefits(4)	9.4	8.5	11.2	9.7	11.9	73.3	124.0
Minimum lease commitments and other obligations(5)	21.3	16.8	13.1	10.3	7.6	34.1	103.2
Uncertain tax positions, including interest and penalties(6)	—	—	—	—	—	9.3	9.3
Total	$897.2	$882.5	$530.7	$873.5	$698.0	$208.9	$4,090.8
(1)	We have certain raw material purchase contracts where we are required to purchase certain minimum volumes at the then prevailing market prices. These commitments have remaining terms ranging from one to seven years. The table above includes our raw material purchase commitments under contracts with a remaining term in excess of one year. In certain raw material purchase contracts, we have the right to purchase less than required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases these obligations would be less than the obligations shown in the table above.
(2)	The long-term indebtedness line in the table includes obligations on our outstanding borrowing amounts as of December 31, 2020, which are related to the 2024 Term Loan B and the 2025 Senior Notes. The impacts of certain fixed-for-fixed cross currency swaps, which are discussed in Note 12 of the consolidated financial statements, as well as all other debt outstanding as of December 31, 2020 totaling $10.7 million are not included in this line.
(3)	Interest payments on debt are calculated for future periods using interest rates in effect as of December 31, 2020. The amounts above include estimated interest on the 2024 Term Loan B and the related effects of interest rate swap agreements, as well as interest on the 2025 Senior Notes; however, they do not include the impacts of certain fixed-for-fixed cross currency swaps. Interest on the 2024 Term Loan B is payable quarterly and interest on the 2025 Senior Notes is payable semi-annually on each May 3 and November 3. Refer to Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further discussion of interest rate and foreign currency risks. Certain of these projected interest payments may differ in the future based on changes in floating interest rates or other factors and events. This line does not include the 2022 Revolving Facility or Accounts Receivable Securitization Facility as amounts outstanding under these facilities vary due to periodic borrowings and repayments and there are no such amounts outstanding under either facility as of December 31, 2020.
(4)	Includes minimum contributions required to be made to the funded pension plans and expected benefit payments to the employees for unfunded pension plans. With respect to our minimum funding requirements under our pension obligations, we may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2020 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations, which we do not fund in advance. Rather, payments are made as costs are incurred by covered retirees. We expect benefit payments related to our postretirement benefit obligations to be $3.1 million through 2030. The payments identified above as subsequent to 2025 represent estimated pension and postretirement payments from 2026 through 2030. Refer to Note 16 in the consolidated financial statements for further information.
(5)	Includes minimum commitments related to our finance and operating lease obligations. Refer to Note 23 in the consolidated financial statements for further information. Excludes certain estimated future commitments under agreements with Dow, including the SAR MOSA, under which Dow provides administrative and operational services to us, and the 25-year SAR SSAs, under which Dow provided utilities and site services to certain of our facilities co-located with Dow. For more information regarding these agreements, including details regarding the rights of the Company and Dow to terminate said agreements, refer to Item 1— Business— Our Relationship with Dow.

As discussed in the aforementioned section of Item 1, the Company has transitioned substantially all of the services covered under the SAR MOSA that were previously provided by Dow as of December 31, 2020. Based on this transition, we have no minimum remaining obligation under the SAR MOSA as of December 31, 2020.

Additionally, utilizing current year known costs and assuming that we continue with the SAR SSAs, we estimate our contractual obligations under these agreements to be approximately $161.7 million annually for 2021 through 2025, and a total of $2,177.8 million thereafter through June 2039.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. We set our rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, we determined weighted average discount rates of 0.75% and 3.11% for pension and postretirement benefits, respectively, to be appropriate as of December 31, 2020.

We use a full yield curve approach in the estimation of the future service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The weighted average discount rates that we used to measure service cost for pension and postretirement plans during 2020 were 1.05% and 3.61%, respectively. The weighted average discount rates that we used to measure interest cost for pension and postretirement plans during 2020 were 0.80% and 3.08%, respectively.

Service cost related to our defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the consolidated statements of operations.

We determine the expected long-term rate of return on assets by performing a detailed analysis of historical and expected returns based on the underlying assets, which generally are insurance contracts. We also consider our historical experience with the pension fund asset performance. The expected return of each asset class is derived from a forecasted future return confirmed by current and historical experience. The weighted average long-term rate of return assumptions used for determining net periodic benefit cost were 0.85% and 1.57% for 2020 and 2019, respectively. Future actual net periodic benefit cost will depend on the performance of the underlying assets and changes in future discount rates, among other factors.

Holding all other factors constant, a 0.25% increase (decrease) in the discount rate used to determine net periodic benefit cost would decrease (increase) 2021 pension expense by approximately $2.5 million and $(2.4) million, respectively. Holding all other factors constant, a 0.25% increase (decrease) in the long-term rate of return on assets used to determine net periodic benefit cost would decrease (increase) 2021 pension expense by approximately $0.1 million and $(0.1) million, respectively.

As noted above, plan assets are invested primarily in insurance contracts that provide for guaranteed returns. As of December 31, 2020 and 2019, plan assets totaled $160.9 million and $151.8 million, respectively. Investments in the pension plan insurance are valued utilizing unobservable inputs, which are contractually determined based on returns, fees, and the present value of the future cash flows, or cash surrender values, of the contracts, and are classified as Level 3 investments.

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

Asset Impairments

As of December 31, 2020, net property, plant and equipment, net identifiable finite-lived intangible assets, and goodwill totaled $601.4 million, $182.8 million, and $74.2 million, respectively. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

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

As a result of continuing our strategy to focus efforts and increase investments in certain product offerings serving specific applications that are less cyclical and offer significantly higher growth and margin potential, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of our styrene monomer assets in Boehlen, Germany and our PBR assets in Schkopau, Germany. Based on the Company’s evaluation of these asset groups, we determined that the long-lived assets at both locations should be assessed for impairment. These assessments indicated that the carrying values of the asset groups at each location were not recoverable when compared to the expected undiscounted future cash flows from the operation and potential disposition of these assets. The fair value of the depreciable assets at each location was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. Based upon the Company’s assessments, for the year ended December 31, 2020, we recorded impairment charges on the Boehlen styrene monomer assets and the Schkopau PBR assets of $10.3 million and $28.0 million, respectively, which are allocated to the Feedstocks segment and Synthetic Rubber segment, respectively. The amounts are included within “Impairment charges” in the consolidated statements of operations.

Through December 31, 2020, we have continued to assess the recoverability of certain assets, and concluded there are no additional significant events or circumstances identified by management that would indicate these assets are not recoverable. However, the current environment is subject to changing market conditions and requires significant management judgment to identify the potential impact to our assessment. If we are not able to achieve certain actions or our future operating results do not meet our expectations, it is possible that impairment charges may need to be recorded on one or more of our operating facilities.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. As of December 31, 2020, the Company had no assets classified as held-for-sale. As of December 31, 2019, the Company’s land in Livorno, Italy, on which we formerly had a latex binders manufacturing facility, and the associated net deferred tax liability related to that land were classified as held-for-sale and recorded at values of $11.8 million within “Other current assets” and $2.8 million within “Accrued expenses and other current liabilities,” respectively. The land was sold in January 2020, as described in further detail within Note 20 in the consolidated financial statements.

As noted above, our goodwill impairment testing is performed annually as of October 1 at a reporting unit level. We perform more frequent impairment tests when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. As of our annual assessment date of October 1, 2020, each of our reporting units had fair values that exceeded the carrying value of their net assets, indicating that no impairment of goodwill is warranted.

A goodwill impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a market approach and an income approach (under the discounted cash flow method). When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification 350. As of December 31, 2020, our $74.2 million in total goodwill is allocated to our reportable segments as follows:

$17.1 million to Latex Binders, $12.1 million to Synthetic Rubber, $16.0 million to Engineered Materials, $24.2 to Base Plastics, and $4.8 million to Polystyrene, with no amounts allocated to the Feedstocks or Americas Styrenics segments.

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

Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Luxembourg. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated as of December 31, 2020. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

As of December 31, 2020, we had deferred tax assets of $106.7 million, after valuation allowances of $220.5 million. In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

Swiss federal and cantonal tax reform was enacted on August 6, 2019 and October 25, 2019, respectively, and includes measures such as, the elimination of certain preferential tax regimes and implementation of new tax rates at both the federal and cantonal levels. It also includes transitional relief measures which may provide for future tax deductions. As a result of both the federal and cantonal law changes, the Company recorded a $65.0 million one-time deferred tax benefit for the year ended December 31, 2019, of which $61.6 million was related to cantonal tax law changes. We believe it is more likely than not that a portion of the $61.6 million deferred tax benefit recorded as a result of these cantonal tax law changes will not be realized during the utilization period provided by the legislation, spanning 2025 through 2029. This is based on our estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, implications of COVID-19, and future industry and macroeconomic conditions and trends during the aforementioned utilization period. As a result, we recorded a $25.3 million valuation allowance as of December 31, 2019. As of December 31, 2020, due to foreign exchange translation, the total valuation allowance recorded is $28.1 million.

As of December 31, 2020, we had deferred tax assets for tax loss carryforward of approximately $774.8 million, $39.7 million of which is subject to expiration in the years between 2021 and 2025. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

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

The Company’s 2024 Term Loan B bears an interest rate of LIBOR plus 2.00% (subject to a 0.00% LIBOR floor) as of December 31, 2020. In order to reduce the variability in interest payments associated with our variable rate debt, the Company has entered into interest rate swap agreements that convert a portion of these variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to interest expense in the period during which the transaction effects earnings or it becomes probable that the forecasted transaction will not occur.

Based on weighted average outstanding borrowings under the 2024 Term Loan B for the year ended December 31, 2020, an increase in 100 basis points in LIBOR would have resulted in approximately $8.3 million of additional interest expense for the period, inclusive of the impact of the interest rate swap agreements discussed above.

Loans under the 2022 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBOR loans, which bear interest at a rate per annum equal to LIBOR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement). As of December 31, 2020, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum. On April 3, 2020, we drew down $100.0 million from the 2022 Revolving Facility, which we repaid on July 24, 2020. As of December 31, 2020, we had no variable rate debt issued under our 2022 Revolving Facility. During the year ended December 31, 2020, the Company incurred less than $1.0 million of interest expense associated with the $100.0 million variable rate debt that was drawn down and subsequently repaid under the 2022 Revolving Facility.

Our Accounts Receivable Securitization Facility is subject to interest charges on both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the facility. As of December 31, 2020, fixed interest charges on outstanding borrowings for this facility are 1.95% plus variable commercial paper rates which vary by month and by currency, as outstanding balances can be denominated in euros and U.S. dollars, and fixed interest charges on available, but undrawn commitments for this facility are 1.00%. As of and throughout the year ended December 31, 2020, we had no variable rate debt issued under our Accounts Receivable Securitization Facility, and as such we incurred no variable rate interest related to this facility during the period.

Foreign Currency Risks

The Company’s ongoing business operations expose us to foreign currency risks, including fluctuating foreign exchange rates. Our primary foreign currency exposure is the euro-to-U.S. dollar exchange rate, noting that approximately 57% of our net sales were generated in Europe for the year ended December 31, 2020. To a lesser degree, we are also exposed to the exchange rates between the U.S. dollar and other currencies, including the Chinese yuan, Swiss franc, and Indonesian rupiah. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.

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

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of our subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rate. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. For 2021, the Company has hedged approximately 40% of our exposure to the euro at a rate of 1.20. Inclusive of these hedges, a 1% change in the euro will impact our annual profitability by approximately $2.0 million on a pre-tax basis.

We have legal entities consolidated in our financial statements that have functional currencies other than the U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income, primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2020 and 2019.

Commodity Price Risk

We purchase certain raw materials such as benzene, ethylene, butadiene, BPA, and styrene primarily under short- and long-term supply contracts. The pricing terms for these raw material purchases are generally determined based on commodity indices and prevailing market conditions within the relevant geography. The selling prices of our products are generally based, in part, on the current or forecasted costs of our key raw materials, but are often subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant raw material price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in passing through raw material costs, primarily for benzene, ethylene, butadiene, and styrene. Assuming no changes in sales price, volume or mix, a hypothetical 10% change in the market price of our raw materials would have impacted cost of sales by approximately $191.0 million for the year ended December 31, 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to provide the reasonable level of assurance described above.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Stock Ownership Information,” and “Delinquent Section 16(a) Reports” of the Company’s definitive proxy statement for the 2021 annual general meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2021 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this Item 11 will be contained in our 2021 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in our 2021 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our 2021 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our 2021 Proxy Statement and is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial statements:

2. Exhibits: The exhibits to this report are listed in the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description
2.1 §§§	Put Option Agreement, by and between Trinseo S.A. and Arkema S.A. dated December 14, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed December 17, 2020)

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

4.3	Description of Securities (incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K, filed February 28, 2020)

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

10.4*	Agreement between Timothy Stedman and Trinseo Europe GmbH dated January 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

10.5*	Separation Agreement between Timothy Stedman and Trinseo Europe GmbH, dated April 10, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 15, 2020)

Exhibit No.	Description
10.6*

Employment Agreement between Trinseo LLC and Frank A. Bozich, dated December 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019)

10.7* †	Letter agreement between Trinseo LLC and Frank A. Bozich concerning voluntary reduction of salary

10.8*	Employment Agreement between Trinseo LLC and David Stasse, dated April 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2019)

10.9* †	Letter agreement between Trinseo LLC and David Stasse concerning voluntary reduction of salary

10.10*	Agreement between Trinseo, LLC and Angelo Chaclas dated January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

10.11* †	Letter agreement between Trinseo LLC and Angelo N. Chaclas concerning voluntary reduction of salary

10.12*

Employment Agreement between Trinseo Europe GmbH and Alice Heezen-Dokianos dated June 3, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

10.13§§	Butadiene Sales Contract (Europe), between Dow Europe GmbH and Trinseo Europe GmbH, dated June 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2020)

10.14§§

Ethylene Sales Contract (Boehlen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 30, 2020)

10.15§§

Ethylene Sales Contract (Terneuzen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 30, 2020)

10.16§

Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.17§

Amendment No. 1 to the Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 1, 2013 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.18 †

Amendment No. 3 to the Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of July 1, 2020

Exhibit No.	Description
10.19§

Amended and Restated Styron License Agreement, among The Dow Chemical Company, Dow Global Technologies Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.20

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

10.21*	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.22*	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.23*	Trinseo S.A. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Form S-8, File No. 333-240195, filed on July 30, 2020)

10.24*	Trinseo S.A. Cash Incentive Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 3 to the Registration Statement on Form S-1, File No. 333-194561, filed May 16, 2014)

10.25*	Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No.001-36473, filed August 3, 2017)

10.26* †	Form of Restricted Stock Unit Agreement for Directors

10.27* †	Form of Restricted Stock Unit Award Agreement

10.28* †	Form of Non-statutory Stock Option Award Agreement

10.29* †	Form of Performance Award Stock Unit Agreement

10.30*	Form of Executive Side Letter for Equity Grants (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

10.31*

Form of Performance Award Stock Unit Agreement for Executives for 2018 Executive Retention Awards (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed September 17, 2018)

21.1 †	Subsidiaries of Trinseo S.A.

23.1 †	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2†	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

Exhibit No.	Description
31.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	iXBRL Instance Document

101.SCH †	iXBRL Taxonomy Extension Schema Document

101.CAL †	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	iXBRL Extension Label Linkbase Document

101.PRE †	iXBRL Taxonomy Extension Presentation Linkbase Document

104 †	Cover Page Interactive Data File (formatted iXBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement.
§

Application has been made to the SEC for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

§§ Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request; provided, however that the Company may request confidential treatment of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

§§§ Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Trinseo S.A. hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

†	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2021

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Bozich	President, Chief Executive Officer and Director	February 22, 2021
Frank Bozich	(Principal Executive Officer)

/s/ David Stasse	Executive Vice President and Chief Financial Officer	February 22, 2021
David Stasse	(Principal Financial Officer)

/s/ Bernard M. Skeete	Vice President, Global Controller and Principal Accounting Officer	February 22, 2021
Bernard M. Skeete	(Principal Accounting Officer)

/s/ Joseph Alvarado	Director	February 22, 2021
Joseph Alvarado
/s/ Jeffrey J. Cote Jeffrey J. Cote	Director	February 22, 2021
/s/ Pierre-Marie De Leener	Director	February 22, 2021
Pierre-Marie De Leener

/s/ Jeanmarie Desmond	Director	February 22, 2021
Jeanmarie Desmond

/s/ Matthew T. Farrell	Director	February 22, 2021
Matthew T. Farrell

/s/ K’Lynne Johnson	Director	February 22, 2021
K’Lynne Johnson

/s/ Sandra Beach Lin	Director	February 22, 2021
Sandra Beach Lin
/s/ Philip R. Martens	Director	February 22, 2021
Philip R. Martens /s/ Donald T. Misheff	Director	February 22, 2021
Donald T. Misheff
/s/ Henri Steinmetz Henri Steinmetz	Director	February 22, 2021
/s/ Mark Tomkins	Director	February 22, 2021
Mark Tomkins

*

The audited financial statements of Americas Styrenics LLC as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 have been included in this Annual Report in accordance with the requirements of Rule 3-09 of Regulation S-X.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo S.A.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trinseo S.A. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of Americas Styrenics LLC, a 50% equity investment of Trinseo S.A., which is reflected in the consolidated financial statements of Trinseo S.A. as an equity method investment of $240.1 million and $188.1 million as of December 31, 2020 and 2019, respectively, and income from equity investment of $67.0 million, $119.0 million and $144.1 million for the years ended December 31, 2020, 2019 and 2018 respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Americas Styrenics LLC, is based solely on the report of the other auditors.

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

Valuation of Deferred Tax Asset Associated with 2019 Swiss Cantonal Tax Reform

As described in Notes 2 and 14 to the consolidated financial statements, the Company is subject to income taxes in Luxembourg, the United States and numerous other foreign jurisdictions. Management records valuation allowances to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized. As of December 31, 2020, management recorded a $67.5 million deferred tax asset related to the enactment of 2019 Swiss Cantonal Tax Reform. This deferred tax asset was offset by a $28.1 million valuation allowance for the portion of the deferred tax asset that more-likely-than-not, will not be realized during the utilization period provided by the legislation, spanning 2025 through 2029. The valuation of the deferred tax asset associated with 2019 Swiss Cantonal Tax Reform is based on management’s estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, implications of COVID-19, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period.

The principal considerations for our determination that performing procedures relating to the valuation of the deferred tax asset associated with 2019 Swiss Cantonal Tax Reform is a critical audit matter are (i) the significant judgment by management when applying the more-likely-than-not recognition criteria to the Company’s deferred tax assets, including a high degree of estimation uncertainty relative to the estimate of future taxable income in Switzerland over the utilization period; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s estimate of future taxable income in Switzerland over the utilization period and judgments and assumptions about factors relating to historical experience and results, cyclicality of the business, implications of COVID-19, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of deferred tax assets, including controls over the determination of future taxable income for the deferred tax asset associated with 2019 Swiss Cantonal Tax Reform. These procedures also included, among others, (i) evaluating management’s assessment of the realizability of deferred tax assets relating to 2019 Swiss Cantonal Tax Reform, (ii) evaluating management's estimate of future taxable income and management's application of income tax law, and (iii) testing the completeness and accuracy of underlying data used in management’s estimate. Evaluating management’s estimate of future taxable income involved evaluating whether the assumptions and factors related to historical experience and results, cyclicality of the business, implications of COVID-19, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period were reasonable considering the historical and current financial information relevant to the Swiss entity, the consistency with external market and industry data, and whether these assumptions and factors were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of management’s assessment of the realizability of the deferred tax asset relating to 2019 Swiss Cantonal Tax Reform and application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 22, 2021

We have served as the Company’s auditor since 2010.

TRINSEO S.A.

Consolidated Balance Sheets

(In millions, except per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$588.7	$456.2
Accounts receivable, net of allowance	529.2	570.8
Inventories	384.1	438.2
Other current assets	15.1	25.9
Total current assets	1,517.1	1,491.1
Investments in unconsolidated affiliates	240.1	188.1
Property, plant and equipment, net	601.4	625.8
Other assets
Goodwill	74.2	67.7
Other intangible assets, net	182.8	191.5
Right-of-use assets - operating, net	78.3	71.4
Deferred income tax assets	90.2	67.5
Deferred charges and other assets	61.1	55.7
Total other assets	486.6	453.8
Total assets	$2,845.2	$2,758.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$12.3	$11.1
Accounts payable	355.4	343.0
Current lease liabilities - operating	15.8	14.1
Income taxes payable	10.0	5.0
Accrued expenses and other current liabilities	139.8	154.4
Total current liabilities	533.3	527.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,158.7	1,162.6
Noncurrent lease liabilities - operating	65.7	58.0
Deferred income tax liabilities	60.7	41.5
Other noncurrent obligations	436.5	300.2
Total noncurrent liabilities	1,721.6	1,562.3
Commitments and contingencies (Note 15)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (December 31, 2020: 48.8 shares issued and 38.4 shares outstanding; December 31, 2019: 48.8 shares issued and 39.0 shares outstanding)	0.5	0.5
Additional paid-in-capital	579.6	574.7
Treasury shares, at cost (December 31, 2020: 10.4 shares; December 31, 2019: 9.8 shares)	(542.9)	(524.9)
Retained earnings	739.2	781.0
Accumulated other comprehensive loss	(186.1)	(162.4)
Total shareholders’ equity	590.3	668.9
Total liabilities and shareholders’ equity	$2,845.2	$2,758.8

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$3,035.5	$3,775.8	$4,622.8
Cost of sales	2,719.9	3,446.9	4,094.0
Gross profit	315.6	328.9	528.8
Selling, general and administrative expenses	252.4	300.0	257.0
Equity in earnings of unconsolidated affiliates	67.0	119.0	144.1
Impairment charges	39.1	—	1.5
Operating income	91.1	147.9	414.4
Interest expense, net	43.6	39.3	46.4
Other expense, net	1.8	4.0	3.7
Income before income taxes	45.7	104.6	364.3
Provision for income taxes	37.8	12.6	71.8
Net income	$7.9	$92.0	$292.5
Weighted average shares- basic	38.3	40.3	42.8
Net income per share- basic	$0.20	$2.28	$6.83
Weighted average shares- diluted	38.6	40.7	43.7
Net income per share- diluted	$0.20	$2.26	$6.70

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$7.9	$92.0	$292.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(2.3)	5.1	(17.3)
Net gain (loss) on cash flow hedges	(5.8)	(8.3)	15.0
Pension and other postretirement benefit plans:
Prior service credit arising during period (net of tax of $0.0, $0.0, and $0.2)	—	—	0.7
Net gain (loss) arising during period (net of tax of $(7.3), $(8.9), and $0.3)	(18.3)	(19.0)	1.8
Amounts reclassified from accumulated other comprehensive income (loss)	2.7	2.1	3.1
Total other comprehensive income (loss), net of tax	(23.7)	(20.1)	3.3
Comprehensive income (loss)	$(15.8)	$71.9	$295.8

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2017	43.4	5.4	$0.5	$578.8	$(286.8)	$(145.6)	$527.9	$674.8
Net income	—	—	—	—	—	—	292.5	292.5
Other comprehensive income	—	—	—	—	—	3.3	—	3.3
Share-based compensation activity	0.4	(0.4)	—	(3.4)	13.7	—	—	10.3
Purchase of treasury shares	(2.2)	2.2	—	—	(145.0)	—	—	(145.0)
Dividends on ordinary shares ($1.56 per share)	—	—	—	—	—	—	(67.2)	(67.2)
Balance at December 31, 2018	41.6	7.2	$0.5	$575.4	$(418.1)	$(142.3)	$753.2	$768.7
Net income	—	—	—	—	—	—	92.0	92.0
Other comprehensive loss	—	—	—	—	—	(20.1)	—	(20.1)
Share-based compensation activity	0.2	(0.2)	—	(0.7)	9.6	—	—	8.9
Purchase of treasury shares	(2.8)	2.8	—	—	(116.4)	—	—	(116.4)
Dividends on ordinary shares ($1.60 per share)	—	—	—	—	—	—	(64.2)	(64.2)
Balance at December 31, 2019	39.0	9.8	$0.5	$574.7	$(524.9)	$(162.4)	$781.0	$668.9
Net income	—	—	—	—	—	—	7.9	7.9
Other comprehensive loss	—	—	—	—	—	(23.7)	—	(23.7)
Share-based compensation activity	0.2	(0.2)	—	4.9	7.0	—	—	11.9
Purchase of treasury shares	(0.8)	0.8	—	—	(25.0)	—	—	(25.0)
Dividends on ordinary shares ($1.28 per share)	—	—	—	—	—	—	(49.7)	(49.7)
Balance at December 31, 2020	38.4	10.4	$0.5	$579.6	$(542.9)	$(186.1)	$739.2	$590.3

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$7.9	$92.0	$292.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	134.3	136.0	130.2
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	4.0	(0.5)	0.6
Deferred income tax	8.0	(37.4)	5.3
Share-based compensation expense	11.4	13.5	15.8
Earnings of unconsolidated affiliates, net of dividends	(52.0)	(9.0)	(26.6)
Unrealized net (gain) loss on foreign exchange forward contracts	(4.4)	3.0	(0.9)
Gain on sale of businesses and other assets	(0.4)	(0.7)	(1.0)
Asset impairment charges or write-offs	39.7	0.2	1.9
Gain on bargain purchase	—	(4.7)	—
Pension curtailment and settlement loss	0.7	0.8	0.6
Changes in assets and liabilities
Accounts receivable	57.4	66.6	21.2
Inventories	69.8	70.7	(16.0)
Accounts payable and other current liabilities	2.1	(1.7)	(43.8)
Income taxes payable	6.0	(10.9)	(19.7)
Other assets, net	(12.2)	(0.2)	(4.4)
Other liabilities, net	(16.9)	4.8	10.8
Cash provided by operating activities	255.4	322.5	366.5
Cash flows from investing activities
Capital expenditures	(82.3)	(110.1)	(121.4)
Net cash received for asset and business acquisitions	0.1	0.1	—
Proceeds from capital expenditures subsidy	—	—	1.0
Proceeds from the sale of businesses and other assets	11.9	0.7	1.7
Cash paid for cost method investment	(5.5)	—	—
Proceeds from the settlement of hedging instruments	51.6	—	—
Cash used in investing activities	(24.2)	(109.3)	(118.7)
Cash flows from financing activities
Deferred financing fees	—	—	(0.6)
Short-term borrowings, net	(12.6)	(10.6)	(0.3)
Purchase of treasury shares	(25.0)	(119.7)	(142.9)
Dividends paid	(61.8)	(65.7)	(66.0)
Proceeds from exercise of option awards	2.6	0.9	2.8
Withholding taxes paid on restricted share units	(0.6)	(4.6)	(8.2)
Net proceeds from issuance of 2024 Term Loan B	—	—	696.5
Repayments of 2024 Term Loan B	(6.9)	(7.0)	(703.5)
Proceeds from draw on 2022 Revolving Facility	100.0	—	—
Repayments of 2022 Revolving Facility	(100.0)	—	—
Cash used in financing activities	(104.3)	(206.7)	(222.2)
Effect of exchange rates on cash	4.4	(1.4)	(6.1)
Net change in cash, cash equivalents, and restricted cash	131.3	5.1	19.5
Cash, cash equivalents, and restricted cash—beginning of period	457.4	452.3	432.8
Cash, cash equivalents, and restricted cash—end of period	$588.7	$457.4	$452.3
Less: Restricted cash, included in "Other current assets"	—	(1.2)	—
Cash and cash equivalents—end of period	$588.7	$456.2	$452.3
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$10.3	$66.3	$85.2
Cash paid for interest, net of amounts capitalized	$39.5	$39.7	$50.7
Accrual for property, plant and equipment	$6.8	$17.2	$10.2

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO S.A.

Notes to Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

NOTE 1—ORGANIZATION AND BUSINESS ACTIVITIES

Organization

Trinseo S.A. (“Trinseo,” and together with its subsidiaries, the “Company”) is a public limited liability company (société anonyme) formed in 2010 and existing under the laws of Luxembourg. Prior to the Company’s formation, the Company’s business was wholly owned by The Dow Chemical Company (together with its affiliates, “Dow”). In 2010, investment funds advised or managed by affiliates of Bain Capital Partners, LP (“Bain Capital,” referred to as “the former Parent”) acquired the Styron business and Dow Europe Holding B.V. (the “Acquisition”). During 2016, Bain Capital divested its entire ownership in the Company in a series of secondary offerings to the market.

Business Activities

The Company is a leading global materials company and manufacturer of plastics, latex binders, and synthetic rubber, including various advanced specialty products and sustainable solutions. The Company has leading market positions in many of the markets in which it competes. The Company’s products are incorporated into a wide range of its customers’ products throughout the world, including products for automotive applications, tires, carpet and artificial turf backing, coated paper, specialty paper and packaging board, food packaging, appliances, medical devices, consumer electronics and construction applications, among others.

The Company’s operations are located in Europe, North America, and Asia Pacific, supplemented by Americas Styrenics, a styrenics joint venture with Chevron Phillips Chemical Company LP. Refer to Note 5 for further information regarding the Company’s investment in Americas Styrenics.

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2020, the Company’s production facilities included 32 manufacturing plants (which included a total of 75 production units) at 24 sites across 12 countries, including its joint venture. Additionally, as of December 31, 2020, the Company operated 9 research and development (“R&D”) facilities globally, including mini plants, development centers, and pilot coaters.

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under seven segments, Latex Binders, Synthetic Rubber, Engineered Materials, Base Plastics, Polystyrene, Feedstocks, and Americas Styrenics following the Company’s resegmentation effective October 1, 2020, as described in Note 19.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 11 for further discussion of the Company’s Accounts Receivable Securitization Facility, which qualifies as a VIE and is consolidated within the Company’s financial statements.

All intercompany balances and transactions are eliminated. Joint ventures over which the Company has the ability to exercise significant influence that are not consolidated are accounted for by the equity method.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications pertain primarily to the Company’s separate presentation of the line item “Impairment charges” on its consolidated statements of operations and the Company’s resegmentation effective October 1, 2020. Refer to Notes 3, 9, 13, and 19 for further information.

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

As of December 31, 2020 and 2019, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment and certain foreign exchange forward contracts and interest rate swap agreements that were designated as cash flow hedges. As of December 31, 2020 and 2019, the Company also had certain fixed-for-fixed cross currency swaps (“CCS”) outstanding, which swap U.S. dollar principal and interest payments on the Company’s 2025 Senior Notes for euro-denominated payments. The Company’s CCS have been designated as a hedge of its net investment in certain European subsidiaries.

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

Foreign Currency Translation

For the majority of the Company’s subsidiaries, the local currency has been identified as the functional currency. For remaining subsidiaries, the U.S. dollar has been identified as the functional currency due to the significant influence of the U.S. dollar on their operations. Gains and losses resulting from the translation of various functional currencies into U.S. dollars are recorded within the cumulative translation adjustment account as a component of AOCI in the consolidated balance sheets. The Company translates asset and liability balances at exchange rates in effect at the end of the period and income and expense transactions at the average exchange rates in effect during the period. Gains and losses resulting from foreign currency transactions are recorded within “Other expense, net” in the consolidated statements of operations.

For the year ended December 31, 2020, the Company recognized net foreign exchange transaction gains of $23.9 million, while for the years ended December 31, 2019 and 2018, the Company recognized net foreign exchange transaction losses of $6.2 million and $15.8 million, respectively. These amounts exclude the impacts of foreign exchange forward contracts discussed above.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2020 and 2019, there were no accruals for environmental liabilities recorded.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and impairment, if applicable, and are depreciated over their estimated useful lives using the straight-line method.

Expenditures for maintenance and repairs are recorded in the consolidated statements of operations as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activity, or turnaround activities, that increase the Company’s manufacturing plants’ output and improve production efficiency as compared to pre-turnaround operations. As of December 31, 2020 and 2019, $43.9 million and $23.1 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions. Refer to Note 13 for further information on the Company’s impairment charges recorded for the year ended December 31, 2020.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. As of December 31, 2020, the Company had no assets classified as held-for-sale. As of December 31, 2019, the Company’s land in Livorno, Italy, on which it formerly had a latex binders manufacturing facility, and the associated net deferred tax liability related to that land classified were classified as held-for-sale and recorded at values of $11.8 million within “Other current assets” and $2.8 million within “Accrued expenses and other current liabilities,” respectively. The land was sold in January 2020, as described in further detail in Note 20.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The Company utilizes a market approach and an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units. When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification (“ASC”) 350. The annual impairment assessment is completed using a measurement date of October 1. No goodwill impairment losses were recorded in the years ended December 31, 2020, 2019, and 2018.

Finite-lived intangible assets, such as developed technology, customer relationships, manufacturing capacity rights, and computer software for internal use are amortized on a straight-line basis over their estimated useful life and are reviewed for impairment or obsolescence if events or changes in circumstances indicate that their carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows. No intangible asset impairment losses were recorded in the years ended December 31, 2020, 2019, and 2018.

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

Leases

The Company accounts for its lease arrangements in accordance with ASC 842, which it adopted effective January 1, 2019 using the modified retrospective approach. The Company has leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company determines if an arrangement includes a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease term represents the non-cancelable period of the lease, including any lessee options to renew, extend, or terminate which are considered to be reasonably certain of exercise. As the interest rate implicit in the Company’s lease contract is typically not readily available, the Company uses its incremental borrowing rate based on relevant information available at the lease commencement date to determine the weighted average discount rate used to calculate the net present value of lease payments. The Company recognizes lease expense for fixed lease payments on operating leases on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. For leases across all asset classes in which the Company is a lessee, the Company does not separate non-lease components from lease components. Refer to Note 23 for further information on the Company’s leases.

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

Restricted Cash and Cash Equivalents

Restrictions on the Company’s cash and cash equivalents are primarily related to customs requirements. As of December 31, 2020, the Company had no amounts recorded as restricted cash and cash equivalents, while as of December 31, 2019, the Company had restricted cash and cash equivalents $1.2 million included within “Other current assets” in the consolidated balance sheets.

Sales

For all material contracts with customers, sales are recognized and control is transferred at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 56 days as of December 31, 2020), also varying by segment and region.

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

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the year ended December 31, 2020, the impact of recognizing changes in selling prices related to prior periods was immaterial.

Standard terms of delivery are included in contracts of sale, order confirmation documents, and invoices. Sales and other taxes that the Company collects concurrent with sales-producing activities are excluded from “Net sales” and included as a component of “Cost of sales” in the consolidated statements of operations. Additionally, freight and any directly related costs of transporting finished products to customers are accounted for as fulfillment costs and are also included within “Cost of sales.”

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

Cost of Sales

The Company classifies the costs of manufacturing and distributing its products as cost of sales. Manufacturing costs include raw materials, utilities, packaging, employee salary and benefits, and fixed manufacturing costs associated with production. Fixed manufacturing costs include such items as plant site operating costs and overhead, production planning, depreciation and amortization, repairs and maintenance, environmental, and engineering costs. Distribution costs include shipping and handling costs. Freight and any directly related costs of transporting finished products to customers are also included within cost of sales. As discussed above, inventory costs are recorded within cost of sales utilizing the FIFO method.

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

Total R&D costs included in SG&A expenses were $60.4 million, $54.6 million, and $56.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were $1.4 million, $1.8 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Restructuring charges included within SG&A expenses were $11.7 million, $18.6 million, and $9.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Refer to Note 20 for further information.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The Company is subject to income taxes in Luxembourg, the United States and numerous foreign jurisdictions, and is subject to audit within these jurisdictions. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. For each tax jurisdiction in which the Company operates, deferred tax assets and liabilities are offset against one another and are presented as a single noncurrent amount within the consolidated balance sheets.

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

Share-based Compensation

Refer to Note 17 for detailed discussion regarding the Company’s share-based compensation award programs. In connection with the Company’s initial public offering (“IPO”), the Company’s board of directors approved the 2014 Omnibus Plan. Since that time, certain equity grants have been awarded, comprised of restricted share units (“RSUs”), options to purchase shares (“option awards”), and performance share units (“PSUs”). Share-based compensation expense recognized in the consolidated financial statements is based on awards that are expected to vest as of their date of grant. The Company’s policy election is to recognize forfeitures as incurred.

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

Compensation costs for the option awards are measured at the grant date based on the fair value of the award and are recognized as expense over the appropriate service period utilizing graded vesting. The fair value for option awards is computed using the Black-Scholes pricing model, which uses inputs and assumptions determined as of the date of grant.

Compensation costs for the PSUs are measured at the grant date based on the fair value of the award, which is computed using a Monte Carlo valuation model, and are recognized ratably as expense over the applicable vesting term. Dividend equivalents accumulate on PSUs during the vesting period, are payable in cash, and do not accrue interest. Award holders have no right to receive the dividend equivalents unless and until the associated PSUs vest.

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

Recent Accounting Guidance

In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard prospectively, effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The amended guidance includes removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. This guidance is effective for public business entities for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company has not adopted the guidance as of December 31, 2020, however it has assessed the guidance and determined that adoption will not have a material impact on its consolidated financial statements.

In March 2020 and January 2021, the FASB issued optional guidance for a limited period of time to ease the potential burden in accounting for the effects of the transition away from London Interbank Offered Rate (“LIBOR”) and other reference rates. The Company adopted both rounds of guidance upon issuance, noting that they did not have a material impact on the Company’s consolidated financial statements.

NOTE 3—NET SALES

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where the sales originated), by segment for the years ended December 31, 2020, 2019, and 2018. Prior period amounts in this table have been recast in conjunction with the segment realignment that occurred during the fourth quarter of 2020. Refer to Note 19 for further information.

	Latex	Synthetic	Engineered	Base
Year Ended	Binders	Rubber	Materials	Plastics	Polystyrene	Feedstocks	Total
December 31, 2020
United States	$219.2	$—	$35.8	$203.3	$—	$8.3	$466.6
Europe	340.9	297.0	55.3	513.7	408.0	106.3	1,721.2
Asia-Pacific	200.1	22.7	103.3	136.9	290.9	22.2	776.1
Rest of World	6.9	—	0.4	64.3	—	—	71.6
Total	$767.1	$319.7	$194.8	$918.2	$698.9	$136.8	$3,035.5
December 31, 2019
United States	$263.7	$—	$38.2	$267.7	$—	$10.7	$580.3
Europe	388.5	441.3	60.3	675.6	448.8	148.8	2,163.3
Asia-Pacific	239.3	—	111.3	126.9	360.6	96.6	934.7
Rest of World	11.3	—	0.1	86.1	—	—	97.5
Total	$902.8	$441.3	$209.9	$1,156.3	$809.4	$256.1	$3,775.8
December 31, 2018
United States	$288.2	$—	$40.9	$285.5	$0.2	$12.5	$627.3
Europe	459.4	572.5	64.0	867.2	607.8	211.7	2,782.6
Asia-Pacific	306.6	—	105.8	120.4	409.1	162.4	1,104.3
Rest of World	14.8	—	—	93.8	—	—	108.6
Total	$1,069.0	$572.5	$210.7	$1,366.9	$1,017.1	$386.6	$4,622.8

NOTE 4—ACQUISITIONS AND DIVESTITURES

Proposed Acquisition of Arkema Business

On December 14, 2020, the Company entered into a binding offer to acquire from Arkema S.A. (“Arkema”), a leader in specialty chemicals, the Arkema polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, referred to herein as the “Arkema business”) for a purchase price of €1.137 billion (approximately $1.36 billion). PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics. The Company expects to fund the acquisition with up to $250.0 million of existing cash with the remainder from new debt financing. The transaction is expected to close in mid-2021 subject to customary closing conditions and regulatory approvals, including prior consultations with certain of Arkema’s works councils. In connection with the agreement with Arkema, the Company entered into a debt commitment letter on December 14, 2020, pursuant to which it will obtain financing for the transaction consisting of a $400.0 million senior secured credit facility, a $350.0 million secured bridge facility, and a $450.0 million unsecured bridge facility.

Acquisition of Latex Binders Assets in Germany

On October 1, 2019, the Company completed the acquisition from Dow of its latex binder production facilities and related infrastructure in Rheinmünster, Germany. The transaction included full ownership and operational control of latex production facilities, site infrastructure, and service contracts, as well as certain employees transferring from Dow to Trinseo. This acquisition provided Trinseo with manufacturing assets supporting its strategy to grow its Latex Binders business in applications serving the coatings, adhesives, specialty paper, and sealants markets. The transaction, which was accounted for as a business combination, did not require any upfront cash outlay from Trinseo. The Company assumed net liabilities of $2.0 million as well as employees transferred in connection with the acquisition during the year ended December 31, 2019. In exchange for the net liabilities assumed, Trinseo received net cash of $6.7 million during the year ended December 31, 2019, and an additional $0.2 million during the year ended December 31, 2020.

The Company allocated the purchase price of the acquisition, which was represented by the value of the pension liabilities assumed net of cash and net assets received in connection with the transaction, to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. There was an excess in the aggregate fair value of the identifiable net assets acquired over the purchase price, which was recorded as a bargain purchase gain of $4.7 million included within “Other expense, net” in the consolidated statements of operations for the year ended December 31, 2019. During the year ended December 31, 2020, there were no changes to the purchase price allocation for the acquisition and in the fourth quarter of 2020, the Company finalized the purchase price allocation for the acquisition. Refer to the Company’s Form 10-K filed on February 28, 2020 for more information on the transaction.

NOTE 5—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the year ended December 31, 2020, the Company had one joint venture: Americas Styrenics, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP. Investments held in unconsolidated affiliates in which the Company has the ability to exercise significant influence (generally, 20% to 50%-owned companies) are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment.

Equity in earnings from unconsolidated affiliates was $67.0 million, $119.0 million, and $144.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company’s unconsolidated affiliates are privately held companies; therefore, quoted market prices for their equity interests are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below.

	December 31,
	2020	2019
Current assets	$339.5	$326.6
Noncurrent assets	266.1	247.7
Total assets	$605.6	$574.3
Current liabilities	$123.9	$158.8
Noncurrent liabilities	33.9	18.5
Total liabilities	$157.8	$177.3

	Year Ended
	December 31,
	2020	2019	2018
Sales	$1,115.6	$1,486.1	$1,825.7
Gross profit	$130.4	$243.2	$310.2
Net income	$80.5	$192.5	$260.2

There were no sales to unconsolidated affiliates for the years ended December 31, 2020, 2019, and 2018. Purchases from unconsolidated affiliates were $51.2 million, $81.9 million, and $91.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020 and 2019, respectively, there were no amounts due from unconsolidated affiliates included in “Accounts receivable, net of allowance” and $5.8 million and $6.3 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

As of December 31, 2020 and 2019, respectively, the Company’s investment in Americas Styrenics was $240.1 million and $188.1 million, which was $16.3 million, and $10.3 million less than the Company’s 50% share of Americas Styrenics’ underlying net assets. These amounts represent the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 2.7 years as of December 31, 2020. The Company received dividends from Americas Styrenics of $15.0 million, $110.0 million, and $117.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 6—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2020	2019
Trade receivables	$444.6	$455.0
Non-income tax receivables	48.0	63.4
Other receivables	42.4	57.7
Less: allowance for doubtful accounts	(5.8)	(5.3)
Total	$529.2	$570.8

For the years ended December 31, 2020, 2019, and 2018, the Company recognized bad debt expense (benefit) of $0.2 million, $(0.7) million, and $0.6 million, respectively.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	December 31,
	2020	2019
Finished goods	$174.0	$210.8
Raw materials and semi-finished goods	169.1	190.1
Supplies	41.0	37.3
Total	$384.1	$438.2

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	December 31,
	Lives (Years)	2020	2019
Land	N/A	$56.7	$53.0
Land and waterway improvements	1 - 20	28.0	26.9
Buildings	10 - 50	121.1	110.7
Machinery and equipment	3 - 10	1,094.8	955.5
Leasehold interests	9 - 40	43.8	41.6
Other property	1 - 20	54.7	47.4
Construction in process	N/A	33.8	56.4
Property, plant and equipment		1,432.9	1,291.5
Less: accumulated depreciation		(831.5)	(665.7)
Property, plant and equipment, net		$601.4	$625.8

	Year Ended
	December 31,
	2020	2019	2018
Depreciation expense	$88.1	$96.9	$95.7
Capitalized interest	$2.1	$3.0	$3.6

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the annual changes in the carrying amount of goodwill, by segment, from December 31, 2018 through December 31, 2020. Prior period amounts in this table have been recast in conjunction with the segment realignment that occurred during the fourth quarter of 2020. Refer to Note 19 for further information.

	Latex	Synthetic	Engineered	Base			Americas
	Binders	Rubber	Materials	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2018	$15.9	$11.3	$14.9	$22.4	$4.5	$—	$—	$69.0
Foreign currency impact	(0.3)	(0.3)	(0.3)	(0.3)	(0.1)	—	—	(1.3)
Balance at December 31, 2019	$15.6	$11.0	$14.6	$22.1	$4.4	$—	$—	$67.7
Foreign currency impact	1.5	1.1	1.4	2.1	0.4	—	—	6.5
Balance at December 31, 2020	$17.1	$12.1	$16.0	$24.2	$4.8	$—	$—	$74.2

Goodwill impairment testing is performed annually as of October 1. In 2020, the Company performed its annual impairment test for goodwill and determined that the estimated fair value of each reporting unit was in excess of the carrying value indicating that none of the Company’s goodwill was impaired. The Company concluded there were no goodwill impairments or triggering events for the years ended December 31, 2020, 2019, and 2018.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2020 and 2019:

		December 31, 2020			December 31, 2019
	Estimated Useful	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed Technology	9 - 15	$206.5	$(142.8)	$63.7	$188.6	$(117.2)	$71.4
Customer Relationships	19	15.2	(2.8)	12.4	13.8	(1.8)	12.0
Manufacturing Capacity Rights	6	25.1	(23.8)	1.3	22.1	(20.0)	2.1
Software	5 - 10	164.8	(71.4)	93.4	119.2	(50.0)	69.2
Software in development	N/A	11.1	—	11.1	34.7	—	34.7
Other	1 - 3	3.8	(2.9)	0.9	4.3	(2.2)	2.1
Total		$426.5	$(243.7)	$182.8	$382.7	$(191.2)	$191.5

Amortization expense related to finite-lived intangible assets totaled $33.0 million, $33.0 million, and $29.7 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2021	2022	2023	2024	2025
$36.0	$33.8	$33.4	$32.9	$17.8

NOTE 10—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2020	2019
Trade payables	$313.9	$304.6
Other payables	41.5	38.4
Total	$355.4	$343.0

NOTE 11—DEBT

Refer to discussion below for details and definitions of the Company’s debt facilities. The Company was in compliance with all debt related covenants as of December 31, 2020 and 2019.

			December 31, 2020
	Interest Rate as of December 31, 2020	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.146%	September 2024	$677.3	$(10.8)	$666.5
2022 Revolving Facility(2)	Various	September 2022	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(6.2)	493.8
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—
Other indebtedness	Various	Various	10.7	—	10.7
Total debt			$1,188.0	$(17.0)	$1,171.0
Less: current portion(4)					(12.3)
Total long-term debt, net of unamortized deferred financing fees					$1,158.7

			December 31, 2019
	Interest Rate as of December 31, 2019	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	3.799%	September 2024	$684.3	$(13.7)	$670.6
2022 Revolving Facility(2)	Various	September 2022	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(7.3)	492.7
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—
Other indebtedness	Various	Various	10.4	—	10.4
Total debt			$1,194.7	$(21.0)	$1,173.7
Less: current portion(4)					(11.1)
Total long-term debt, net of unamortized deferred financing fees					$1,162.6
(1)	This caption does not include unamortized deferred financing fees of $1.6 million and $2.6 million as of December 31, 2020 and 2019, respectively, related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the consolidated balance sheets.
(2)	On April 3, 2020, the Company drew down $100.0 million from the 2022 Revolving Facility, which it repaid on July 24, 2020. The Company had $360.0 million (net of $15.0 million outstanding letters of credit) of funds available for borrowing under this facility as of December 31, 2020. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of December 31, 2020, the Company had $135.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed charges are 1.00%.
(4)	As of December 31, 2020 and 2019, the current portion of long-term debt is primarily related to $7.0 million of scheduled future principal payments on the 2024 Term Loan B.

Total interest expense, net recognized during the years ended December 31, 2020, 2019, and 2018, was $43.6 million, $39.3 million, and $46.4 million, respectively, of which $4.8 million, $4.7 million, and $4.5 million, respectively, represented amortization of deferred financing fees and debt discounts. Total accrued interest on outstanding debt as of December 31, 2020 and 2019 was $4.4 million, excluding the impact of the CCS (see Note 12). Accrued interest is recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheets.

Senior Credit Facility

On September 6, 2017, the Issuers entered into a senior secured credit agreement (the “Credit Agreement”), which provides senior secured financing of up to $1,075.0 million (the “Senior Credit Facility”). The Senior Credit Facility provides for senior secured financing consisting of a (i) $375.0 million revolving credit facility, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility maturing in September 2022 (the “2022 Revolving Facility”) and a (ii) $700.0 million senior secured term loan B facility maturing in September 2024 (the “2024 Term Loan B”). Amounts under the 2022 Revolving Facility are available in U.S. dollars and euros.

Fees incurred in connection with the issuance of the 2024 Term Loan B were $12.3 million. A portion of the 2024 Term Loan B met the criteria for modification accounting; thus, $1.2 million of these fees were expensed and included within “Other expense, net” in the consolidated statement of operations. The remaining $11.1 million of fees were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees are being amortized along with the remaining $8.1 million of unamortized deferred financing fees from the Company’s former term loan facility over the seven-year term of the 2024 Term Loan B using the effective interest method.

Fees incurred in connection with the issuance of the 2022 Revolving Facility were $0.8 million, which were capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheets, and are being amortized along with the remaining $4.0 million of unamortized deferred financing fees from the Company’s former revolving credit facility over the five-year term of the 2022 Revolving Facility using the straight-line method.

As of December 31, 2020, the 2024 Term Loan B bears an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.00%, subject to a 0.00% LIBOR floor, which has been the effective rate since May 22, 2018, when the Issuers repriced the interest rate from the initial rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor. The repricing did not affect any of the other terms of the 2024 Term Loan B; however, as a result of the repricing, the Company recognized a $0.2 million loss on extinguishment of long-term debt during the year ended December 31, 2018, comprised entirely of the write-off of a portion of the existing unamortized deferred financing fees related to the 2024 Term Loan B. Fees incurred in connection with the repricing were $1.1 million, of which $0.5 million were expensed and included within “Other expense, net” in the consolidated statements of operations during the year ended December 31, 2018 and the remaining $0.6 million were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees associated with the repricing are being amortized along with the remaining unamortized deferred financing fees related to the 2024 Term Loan B over its original seven-year term.

The 2024 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2024 Term Loan B, with the balance to be paid at maturity. As of December 31, 2020 and 2019, $7.0 million of the scheduled future payments related to this facility were classified as current debt on the Company’s consolidated balance sheets.

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

The 2022 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2022 Revolving Facility exceeds 30% of the $375.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter end, then the Borrowers’ first lien net leverage ratio may not exceed 2.00 to 1.00. As of December 31, 2020, there were no amounts drawn under the 2022 Revolving Facility, thus this springing first lien net leverage ratio test was not applicable.

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

At any time prior to September 1, 2020, the Issuers were able to redeem the 2025 Senior Notes in whole or in part, at their option, at a redemption price equal to 100% of the principal amount of such notes plus the relevant applicable premium as of, and accrued and unpaid interest to, but not including, the redemption date. At any time and from time to time after September 1, 2020, the Issuers may redeem the 2025 Senior Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed to, but not including, the redemption date:

12-month period commencing September 1 in Year	Percentage
2020	102.688%
2021	101.792%
2022	100.896%
2023 and thereafter	100.000%

At any time prior to September 1, 2020, the Issuers were able to redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes at a redemption price equal to 105.375%, plus accrued and unpaid interest to, but not including, the redemption date, with the aggregate gross proceeds from certain equity offerings.

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

Accounts Receivable Securitization Facility

In 2010, Styron Receivable Funding Ltd. (“SRF”), a VIE in which the Company is the primary beneficiary, executed an agreement for an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”). As of December 31, 2020, the Accounts Receivable Securitization Facility permits borrowings by two of the Company’s subsidiaries, Trinseo Europe GmbH (“TE”) and Trinseo Export GmbH (“Trinseo Export”), up to a total of $150.0 million and matures in September 2021.

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

Additionally, on December 15, 2020, the Company entered into a forward currency hedge arrangement for €950.0 million to economically hedge the euro-denominated purchase price for the proposed acquisition of the Arkema business, which is expected to close in mid-2021. The foreign currency hedge is not designated for hedge accounting treatment and is included within the values of the other foreign exchange forward contracts in the tables below. Refer to Note 4 for additional information on this acquisition.

As of December 31, 2020, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $1.0 billion. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2020:

December 31,
Buy / (Sell)	2020
Euro (1)	$881.3
Chinese Yuan	$(47.5)
Swiss Franc	$30.9
New Taiwan Dollar	$19.0
Mexican Peso	$(12.9)
(1)	Amount includes $1.2 billion of notional for the forward currency hedge arrangement on the euro-denominated purchase price of the proposed acquisition of the Arkema business, offset by $0.3 billion of notional for foreign currency hedges to sell euros.

Open foreign exchange forward contracts as of December 31, 2020 have maturities occurring over a period of six months.

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

Open foreign exchange cash flow hedges as of December 31, 2020 have maturities occurring over a period of 12 months and had a net notional U.S. dollar equivalent of $60.0 million.

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

As of December 31, 2020, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million, which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on one-month LIBOR (0.15% as of December 31, 2020) from the counterparties.

Net Investment Hedge

On September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (“CCS”), swapping USD principal and interest payments on its 2025 Senior Notes for euro-denominated payments. Under the terms of the CCS (the “2017 CCS”), the Company has notionally exchanged $500.0 million at an interest rate of 5.375% for €420.0 million at a weighted average interest rate of 3.45% for approximately five years.

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

Effective April 1, 2018, in conjunction with the adoption of new hedge accounting guidance, the Company elected as an accounting policy to re-designate the 2017 CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the 2017 CCS included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of December 31, 2020, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Prior to April 1, 2018, no components were excluded from the assessment of effectiveness for any of the Company’s existing net investment hedges.

As of April 1, 2018, the initial excluded component value related to the 2017 CCS was $23.6 million, which the Company elected to amortize as a reduction of “Interest expense, net” in the consolidated statements of operations using the straight-line method over the remaining term of the 2017 CCS. Additionally, the Company recognizes the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of its CCS arrangements, including its 2017 CCS, within “Interest expense, net” in the consolidated statements of operations.

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

For the third quarter of 2020, based on the value of the Company’s net investment in certain of its European subsidiaries, a portion of the 2020 CCS was not a highly effective hedge. As a result, the Company de-designated €16.1 million of the 2020 CCS from being a net investment hedge for the third quarter of 2020, pursuant to which changes in the fair value of this non-hedged component were recognized within “Other expense, net” in the consolidated statements of operations during the third quarter of 2020. For the fourth quarter of 2020, the Company’s 2020 CCS returned to being a highly effective hedge and thus it was re-designated in its entirety as a net investment hedge.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended			Year Ended			Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net	Cost of sales	Interest expense, net	Other expense, net
Total amount of income and expense line items presented in the statements of operations in which the effects of derivative instruments are recorded	$2,719.9	$43.6	$1.8	$3,446.9	$39.3	$4.0	$4,094.0	$46.4	$3.7

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(0.8)	$—	$—	$6.7	$—	$—	$(6.0)	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$(2.4)	$—	$—	$0.9	$—	$—	$0.3	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing (1)	$—	$8.6	$—	$—	$15.8	$—	$—	$11.8	$—
Amount of loss recognized in income (2)	$—	$—	$(0.8)	$—	$—	$—	—	—	—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income (3)	$—	$—	$(19.0)	$—	$—	$8.0	$—	$—	$21.0
(1)	Amount for the year ended December 31, 2020 includes the effect on AOCI from the 2017 CCS through its settlement on February 26, 2020 and the effect on AOCI from the 2020 CCS from when it was entered into on February 26, 2020 through December 31, 2020.
(2)	Amount represents the change in fair value of the portion of the 2020 CCS that was de-designated from hedge accounting for the third quarter of 2020.
(3)	Amount for the year ended December 31, 2020 includes a $7.3 million gain recognized in income from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price on the proposed acquisition of the Arkema business, more than offset by losses recorded on other foreign exchange forward contracts.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the years ended December 31, 2020, 2019, and 2018:

	Gain (Loss) Recognized in AOCI on Balance Sheets
	Year Ended
	December 31,
	2020	2019	2018
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(1.4)	$(2.2)	$13.3
Interest rate swaps	(4.4)	(6.1)	1.7
Total	$(5.8)	$(8.3)	$15.0
Designated as Net Investment Hedges
Cross currency swaps (CCS) (1)	$(41.0)	$17.9	$23.7
Total	$(41.0)	$17.9	$23.7
(1)	Amount for the year ended December 31, 2020 includes the effect on AOCI from the 2017 CCS through its settlement on February 26, 2020 and the effect on AOCI from the 2020 CCS from when it was entered into on February 26, 2020 through December 31, 2020.

The Company recorded losses of $19.0 million during the year ended December 31, 2020 and gains of $8.0 million and $21.0 million during the years ended December 31, 2019 and 2018, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges). The gains and losses from these forward contracts offset net foreign exchange transaction gains of $23.9 million during the year ended December 31, 2020, and losses of $6.2 million and $15.8 million during the years ended December 31, 2019 and 2018, respectively, which resulted from the remeasurement of the Company’s foreign currency denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the consolidated statements of cash flows.

The Company expects to reclassify in the next twelve months an approximate $5.5 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of December 31, 2020, based on current foreign exchange rates.

The following tables summarize the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the consolidated balance sheets:

	December 31, 2020
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance (1)	$8.2	$—	$—	$5.0	$13.2
Deferred charges and other assets	—	—	—	—	—
Gross derivative asset position	8.2	—	—	5.0	13.2
Less: Counterparty netting	(6.5)	—	—	—	(6.5)
Net derivative asset position	$1.7	$—	$—	$5.0	$6.7
Liability Derivatives:
Accounts payable	$(8.3)	$(2.1)	$(3.4)	$—	$(13.8)
Other noncurrent obligations	—	—	(2.5)	(66.5)	(69.0)
Gross derivative liability position	(8.3)	(2.1)	(5.9)	(66.5)	(82.8)
Less: Counterparty netting	6.5	—	—	—	6.5
Net derivative liability position	$(1.8)	$(2.1)	$(5.9)	$(66.5)	$(76.3)
Total net derivative position	$(0.1)	$(2.1)	$(5.9)	$(61.5)	$(69.6)

(1)	Balance as of December 31, 2020 includes a $7.3 million receivable representing the fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the proposed acquisition of the Arkema business.

	December 31, 2019
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1.1	$—	$—	$8.6	$9.7
Deferred charges and other assets	—	—	—	19.2	19.2
Gross derivative asset position	1.1	—	—	27.8	28.9
Less: Counterparty netting	(0.4)	—	—	—	(0.4)
Net derivative asset position	$0.7	$—	$—	$27.8	$28.5
Liability Derivatives:
Accounts payable	$(5.7)	$(0.5)	$(0.4)	$—	$(6.6)
Other noncurrent obligations	—	—	(1.0)	—	(1.0)
Gross derivative liability position	(5.7)	(0.5)	(1.4)	—	(7.6)
Less: Counterparty netting	0.5	—	—	—	0.5
Net derivative liability position	$(5.2)	$(0.5)	$(1.4)	$—	$(7.1)
Total net derivative position	$(4.5)	$(0.5)	$(1.4)	$27.8	$21.4

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2020 and 2019:

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1.7	$—	$1.7
Foreign exchange forward contracts—(Liabilities)	—	(1.8)	—	(1.8)
Foreign exchange cash flow hedges—(Liabilities)	—	(2.1)	—	(2.1)
Interest rate swaps—(Liabilities)	—	(5.9)	—	(5.9)
Cross currency swaps—Assets	—	5.0	—	5.0
Cross currency swaps—(Liabilities)	—	(66.5)	—	(66.5)
Total fair value	$—	$(69.6)	$—	$(69.6)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.7	$—	$0.7
Foreign exchange forward contracts—(Liabilities)	—	(5.2)	—	(5.2)
Foreign exchange cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Interest rate swaps—(Liabilities)	—	(1.4)	—	(1.4)
Cross currency swaps—Assets	—	27.8	—	27.8
Total fair value	$—	$21.4	$—	$21.4

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

Nonrecurring Fair Value Measurements

The Company’s financial assets measured at fair value on a nonrecurring basis as of December 31, 2020 were as follows:

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Boehlen styrene monomer property, plant and equipment	$—	$—	$3.7	$3.7
Schkopau PBR property, plant and equipment	—	—	1.6	1.6
Total fair value	$—	$—	$5.3	$5.3

In 2020, the Company continued its strategy to focus efforts and increase investments in certain product offerings serving applications that are less cyclical and offer significantly higher growth and margin potential: coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders segment and engineered materials (“Engineered Materials”) applications, including consumer electronics, medical, and thermoplastic elastomers (“TPEs”).

As a result of continuing this strategy and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the potential disposition of its styrene monomer assets in Boehlen, Germany and its polybutadiene rubber (“PBR,” specifically nickel and neodymium-PBR) assets in Schkopau, Germany. Subsequently in 2020, the Company completed its assessment, deciding to continue operating its styrene monomer assets in Boehlen, Germany, and to mothball its PBR assets in Schkopau, Germany, which was completed in December 2020.

Based on the Company’s evaluation of these asset groups in March 2020, it determined that the long-lived assets at both locations should be assessed for impairment. These assessments indicated that the carrying values of the asset groups at each location were not recoverable when compared to the expected undiscounted future cash flows from the operation and potential disposition of these assets. Based upon the Company’s assessments of these assets, it recorded impairment charges on the Boehlen styrene monomer assets and the Schkopau PBR assets of $10.3 million and $28.0 million, respectively, during the first quarter of 2020. As of the December 31, 2020, the Boehlen styrene monomer and Schkopau PBR asset groups were recorded at fair value of $3.7 million and $1.6 million, respectively, including the impacts of depreciation and foreign currency. The fair value of the depreciable assets at each location was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. During the fourth quarter of 2020, the Company recorded additional impairment charges of $0.8 million related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired. which are also included within “Impairment charges” on the consolidated statements of operations. The impairment charges recorded on the Boehlen styrene monomer assets and the Schkopau PBR assets during the year ended December 31, 2020, totaled $39.1 million, and are included within “Impairment charges” on the consolidated statements of operations.

There were no other financial assets and no financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 and there were no financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2020 and 2019:

	As of	As of
	December 31, 2020	December 31, 2019
2025 Senior Notes	$513.5	$503.7
2024 Term Loan B	674.0	686.4
Total fair value	$1,187.5	$1,190.1

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of December 31, 2020 and 2019.

NOTE 14—INCOME TAXES

Income (loss) before income taxes earned within and outside the United States is shown below:

	Year Ended
	December 31,
	2020	2019	2018
United States	$56.9	$115.3	$147.0
Outside of the United States	(11.2)	(10.7)	217.3
Income before income taxes	$45.7	$104.6	$364.3

The provision for income taxes is composed of:

	Year Ended			Year Ended			Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$3.3	$11.9	$15.2	$16.9	$5.2	$22.1	$22.8	$5.9	$28.7
U.S. state and other	2.6	1.9	4.5	2.8	0.9	3.7	4.1	1.0	5.1
Non-U.S.	23.9	(5.8)	18.1	30.3	(43.5)	(13.2)	39.6	(1.6)	38.0
Total	$29.8	$8.0	$37.8	$50.0	$(37.4)	$12.6	$66.5	$5.3	$71.8

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2020	2019	2018
Taxes at U.S. statutory rate(1)	$9.6	$22.0	$76.5
State and local income taxes	4.0	3.2	4.3
Non U.S. statutory rates, including credits	9.7	(8.8)	(39.7)
U.S. tax effect of foreign earnings and dividends	0.2	(1.5)	(2.8)
Unremitted earnings	4.9	5.2	2.2
Change in valuation allowances(2)	(7.4)	45.0	29.9
Uncertain tax positions	(0.6)	4.0	1.3
Withholding taxes	3.5	4.4	3.7
Share-based compensation	1.5	(1.0)	(1.9)
Non-deductible interest	3.0	2.1	2.2
Non-deductible other expenses	0.6	0.3	1.5
Provision to return adjustments	5.0	3.4	(3.1)
Swiss Tax Reform(2)	—	(65.0)	—
U.S. Base Erosion and Anti-Abuse Tax	3.1	—	—
Other—net	0.7	(0.7)	(2.3)
Total provision for income taxes	$37.8	$12.6	$71.8
Effective tax rate	83%	12%	20%
(1)	The U.S. statutory rate of 21% has been used as management believes it is more meaningful to the Company.
(2)	The year ended December 31, 2019 includes a $65.0 million one-time deferred tax benefit recorded as a result of changes in the Swiss federal and cantonal tax rules, which were enacted on August 6, 2019 and October 25, 2019, respectively. This one-time benefit was partially offset by a $25.3 million valuation allowance for the portion of the cantonal deferred tax asset that more likely than not will expire before utilization. See discussion below for further information.

Provision for income taxes increase by $25.2 million primarily due to the one-time net benefit of $39.7 million recorded in the prior year described above, partially offset by a decrease of $14.5 million, due primarily to the decrease in income before income taxes.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2020		2019
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$189.0	$—	$185.9	$—
Unremitted earnings	—	29.4	—	24.6
Unconsolidated affiliates	—	16.1	—	11.8
Other accruals and reserves	7.0	—	3.3	—
Property, plant and equipment	—	31.7	—	22.5
Goodwill and other intangible assets(1)	70.0	—	65.1	—
Deferred financing fees	3.2	—	5.4	—
Employee benefits	58.0	—	43.2	—
	327.2	77.2	302.9	58.9
Valuation Allowance(2)	(220.5)	—	(218.0)	—
Total	$106.7	$77.2	$84.9	$58.9

(1)	Includes the impact of Swiss federal and cantonal tax reform of $4.5 million and $67.5 million, respectively, as of December 31, 2020 and $4.2 million and $62.4 million, respectively, as of December 31, 2019, measured at period-end exchange rates. See discussion below for further information.
(2)	Includes a valuation allowance of $28.1 million and $25.3 million as of December 31, 2020 and 2019, respectively, related to Swiss cantonal tax reform, measured at period-end exchange rates. See discussion below for further information.

As of December 31, 2020 and 2019, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated.

Operating loss carryforwards amounted to $774.8 million in 2020 and $748.4 million in 2019. As of December 31, 2020, $39.7 million of the operating loss carryforwards were subject to expiration in 2021 through 2025, and $735.1 million of the operating loss carryforwards expire in years beyond 2025 or have an indefinite carryforward period. The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in Luxembourg, Switzerland and China, of $220.5 million as of December 31, 2020 and $218.0 million as of December 31, 2019.

Swiss federal and cantonal tax reform was enacted on August 6, 2019 and October 25, 2019, respectively, and includes measures such as, the elimination of certain preferential tax regimes and implementation of new tax rates at both the federal and cantonal levels. It also includes transitional relief measures which may provide for future tax deductions. As a result of both the federal and cantonal law changes, the Company recorded a $65.0 million one-time deferred tax benefit for the year ended December 31, 2019, of which $61.6 million was related to cantonal tax law changes. The Company believes it is more likely than not that a portion of this deferred tax benefit recorded as a result of these cantonal tax law changes, will not be realized during the utilization period provided by the legislation, spanning 2025 through 2029. This is based on the Company’s estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, implications of COVID-19, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period. As a result, the Company recorded a $25.3 million valuation allowance as of December 31, 2019. As of December 31, 2020, due to foreign exchange translation, the total valuation allowance recorded is $28.1 million.

It is possible that the remainder of the one-time deferred tax benefit from Swiss tax law changes may expire unused if the Company is not able to generate sufficient taxable income in Switzerland. In the future, if the Company cannot assert it is more likely than not it will realize this net deferred tax asset, an additional valuation allowance will be established, impacting the Company’s financial position and results of operations in the period recognized.

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2017	$7.0
Increases related to current year tax positions	—
Increases related to prior year tax positions	0.5
Decreases related to prior year tax positions	(0.3)
Settlement of uncertain tax positions	—
Decreases due to expiration of statues of limitations	(0.9)
Balance as of December 31, 2018	$6.3
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	3.8
Decreases related to prior year tax positions	—
Settlement of uncertain tax positions	(1.3)
Decreases due to expiration of statues of limitations	(0.4)
Balance as of December 31, 2019	$9.0
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	0.3
Decreases related to prior year tax positions	(0.5)
Settlement of uncertain tax positions	(0.9)
Decrease due to expiration of statutes of limitations	—
Balance as of December 31, 2020	$8.5

In regard to unrecognized tax benefits, the Company recognized a benefit related to interest and penalties of $0.4 million during the year ended December 31, 2020, whereas the Company recognized expense related to interest and penalties of $0.8 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively. Interest and penalties related to unrecognized tax benefits was included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2020 and 2019, the Company had $1.5 million and $1.9 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $7.8 million will impact the Company’s effective tax rate.

As of December 31, 2020, the Company anticipates that it is reasonably possible that less than $0.1 million of unrecognized tax benefits, including the impact relating to accrued interest and penalties, could be realized within the next 12 months due to the expiration of the statute of limitations in certain jurisdictions.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below.

Major Tax Jurisdictions	Earliest Open Year
United States: Federal income tax	2017
Germany	2014
Switzerland	2015
Netherlands	2017
Luxembourg	2011
China	2010
Hong Kong	2006
Indonesia	2015
Italy	2010

NOTE 15—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Acquisition, the pre-closing environmental conditions were retained by Dow and the

Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut and Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund sites. As of December 31, 2020 and 2019, the Company had no accrued obligations for environmental remediation and restoration costs.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts under which it is required to purchase certain minimum volumes at current market prices. These commitments have remaining terms ranging from one to seven years. The following table presents the fixed and determinable portion (based on current pricing indexes) of the minimum obligation under the Company’s purchase commitments with remaining contract terms in excess of one year as of December 31, 2020:

Annual Commitment
2021	2022	2023	2024	2025	Thereafter	Total
$814.5	$805.5	$454.8	$158.2	$156.3	$92.2	$2,481.5

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

Assumptions

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Pension Plan Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Discount rate for projected benefit obligation	0.75%	1.03%	1.86%	1.03%	1.86%	1.80%
Discount rate for service cost	N/A	N/A	N/A	1.05%	1.79%	1.72%
Discount rate for interest cost	N/A	N/A	N/A	0.80%	1.59%	1.53%
Rate of increase in future compensation levels	2.85%	2.81%	2.80%	2.81%	2.80%	2.83%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	0.85%	1.57%	1.54%

The weighted average assumptions used to determine other postretirement benefit (“OPEB”) obligations and net periodic benefit costs are provided below:

	OPEB Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Discount rate for accumulated postretirement benefit obligation	3.11%	3.48%	4.38%	3.48%	4.38%	3.68%
Discount rate for service cost	N/A	N/A	N/A	3.61%	4.42%	3.70%
Discount rate for interest cost	N/A	N/A	N/A	3.08%	4.14%	3.46%
Initial health care cost trend rate	6.25%	6.70%	6.70%	6.70%	6.70%	6.70%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2026	2025	2024	2025	2024	2023

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

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Defined Benefit Pension Plans			Other Postretirement Benefit Plans
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Net periodic benefit cost(1)
Service cost	$17.4	$13.1	$12.3	$—	$0.1	$0.2
Interest cost	3.4	5.1	4.9	0.2	0.2	0.2
Expected return on plan assets	(1.3)	(2.2)	(2.1)	—	—	—
Amortization of prior service cost (credit)	(1.2)	(1.1)	(1.1)	—	—	0.1
Amortization of net (gain) loss	4.5	3.3	4.1	(0.1)	(0.2)	—
Settlement and curtailment loss	0.7	0.8	0.6	—	—	—
Net periodic benefit cost	$23.5	$19.0	$18.7	$0.1	$0.1	$0.5
Amounts recognized in other comprehensive income (loss)
Net (gain) loss	$25.3	$27.9	$(0.6)	$0.3	$0.1	$(1.3)
Amortization of prior service (cost) credit	1.2	1.1	1.1	—	—	(0.1)
Amortization of net gain (loss)	(4.5)	(3.3)	(4.1)	0.1	0.2	—
Settlement and curtailment loss	(0.7)	(0.8)	(0.6)	—	—	—
Prior service credit	—	—	(0.5)	—	—	(0.4)
Total recognized in other comprehensive income (loss)	21.3	24.9	(4.7)	0.4	0.3	(1.8)
Net periodic benefit cost	23.5	19.0	18.7	0.1	0.1	0.5
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$44.8	$43.9	$14.0	$0.5	$0.4	$(1.3)
(1)	Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the consolidated statements of operations.

The changes in the pension benefit obligations, the fair value of plan assets, and the funded status of all significant plans for the years ended December 31, 2020 and 2019 were as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	December 31,		December 31,
	2020	2019	2020	2019
Change in projected benefit obligations
Benefit obligation at beginning of period	$416.2	$321.9	$6.2	$5.8
Service cost	17.4	13.1	—	0.1
Interest cost	3.4	5.1	0.2	0.2
Plan participants’ contributions	1.8	1.9	—	—
Actuarial changes in assumptions and experience (1)	32.9	45.7	0.3	0.1
Benefits paid from fund	(2.8)	0.1	—	—
Benefit payments by employer	(2.4)	(2.3)	—	—
Acquisitions (2)	—	44.5	—	—
Curtailments	(3.3)	(3.8)	—	—
Settlements	(14.4)	(7.2)	—	—
Other	(0.1)	(0.1)	—	—
Currency impact	43.0	(2.7)	—	—
Benefit obligation at end of period	$491.7	$416.2	$6.7	$6.2
Change in plan assets
Fair value of plan assets at beginning of period	$151.8	$138.5	$—	$—
Actual return on plan assets	5.6	16.3	—	—
Settlements	(14.4)	(7.2)	—	—
Employer contributions	6.7	5.7	—	—
Plan participants’ contributions	1.8	1.9	—	—
Benefits paid	(5.2)	(2.2)	—	—
Currency impact	14.6	(1.2)	—	—
Fair value of plan assets at end of period	160.9	151.8	—	—
Funded status at end of period	$(330.8)	$(264.4)	$(6.7)	$(6.2)
(1)	The actuarial loss incurred during the years ended December 31, 2020 and 2019 was primarily due to the decrease in discount rates during each year.
(2)	Amount as of December 31, 2019 relates to the pension liabilities assumed in conjunction with the Company’s acquisition of latex binders production assets and related site infrastructure in Rheinmünster, Germany. Refer to Note 4 for further information.

The net amounts recognized in the consolidated balance sheets as of December 31, 2020 and 2019 were as follows:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	December 31,		December 31,
	2020	2019	2020	2019
Net amounts recognized in the balance sheets as of December 31
Current liabilities	$(5.4)	$(5.8)	$(0.1)	$(0.1)
Noncurrent liabilities	(325.4)	(258.6)	(6.6)	(6.1)
Net amounts recognized in the balance sheet	$(330.8)	$(264.4)	$(6.7)	$(6.2)
Accumulated benefit obligation at the end of the period	$450.2	$380.6	$6.7	$6.2
Pretax amounts recognized in AOCI as of December 31
Net prior service credit	$(1.7)	$(3.7)	$(0.1)	$(0.1)
Net loss (gain)	103.6	84.3	(1.5)	(1.9)
Total at end of period	$101.9	$80.6	$(1.6)	$(2.0)

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

						2026
						through
	2021	2022	2023	2024	2025	2030	Total
Defined benefit pension plans	$9.3	$8.4	$11.0	$9.5	$11.6	$71.1	$120.9
Other postretirement benefit plans	0.1	0.1	0.2	0.2	0.3	2.2	3.1
Total	$9.4	$8.5	$11.2	$9.7	$11.9	$73.3	$124.0

The Company estimates it will make cash contributions, including benefit payments for unfunded plans, of $6.5 million in 2021 to the defined benefit pension plans.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2020 and 2019:

Projected Benefit Obligation	December 31,
Exceeds the Fair Value of Plan Assets	2020	2019
Projected benefit obligations	$381.3	$319.9
Fair value of plan assets	$50.6	$55.5

Accumulated Benefit Obligation	December 31,
Exceeds the Fair Value of Plan Assets	2020	2019
Accumulated benefit obligations	$345.7	$289.1
Fair value of plan assets	$50.6	$55.5

Plan Assets

As of December 31, 2020 and 2019, plan assets totaled $160.9 million and $151.8 million, respectively, consisting of investments in insurance contracts. Investments in the pension plan insurance were valued utilizing unobservable inputs, which are contractually determined based returns, fees, and the present value of the future cash flows, or cash surrender values, of the contracts.

Insurance contracts are classified as Level 3 investments. Changes in the fair value of these Level 3 investments during the years ended December 31, 2020 and 2019 are included in the “Change in plan assets” table above.

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

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including Hong Kong, Korea, The Netherlands, Indonesia, Taiwan, and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. During the years ended December 31, 2020, 2019, and 2018, the Company contributed $10.9 million, $11.1 million, and $7.9 million, respectively, to the defined contribution plans.

Multiemployer Plans

The Company also has a multiemployer plan in The Netherlands for a closed population of employees. The Company’s contributions to the plan are generally determined as a percentage of the participants’ salaries. During the years ended December 31, 2020, 2019, and 2018, the Company recorded expense of $4.1 million, $4.3 million, and $4.5 million, respectively, related to the plan, and made contributions of $4.0 million, $4.2 million, and $3.8 million, respectively, to the plan.

NOTE 17—SHARE-BASED COMPENSATION

Summary of Share-based Compensation Expense

Share-based compensation expense, which is recorded within “Selling, general and administrative expenses” in the consolidated statements of operations, was as follows for the years ended December 31, 2020, 2019, and 2018. Share amounts in the tables below are in whole numbers, unless otherwise indicated.

				As of
				December 31, 2020
	Year Ended December 31,			Unrecognized	Weighted
	2020	2019	2018	Compensation Cost	Average Years
2014 Omnibus Plan Awards
RSUs	$6.6	$7.5	$8.8	$8.0	1.7
Option Awards	2.9	3.1	4.4	1.4	1.3
PSUs	1.9	2.9	2.6	2.5	1.7
Total share-based compensation expense	$11.4	$13.5	$15.8

2014 Omnibus Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014 and amended on June 19, 2019 and June 9, 2020, under which 6.0 million ordinary shares is the maximum number that may be delivered upon satisfaction of awards granted. Following the IPO, all equity-based awards granted by the Company have been granted under the 2014 Omnibus Plan, which provides for awards of share options, share appreciation rights, restricted shares, unrestricted shares, share units, performance awards, cash awards and other awards convertible into or otherwise based on ordinary shares of the Company. Since the IPO, the board of directors of the Company has approved equity award grants for certain directors, executives, and employees, including RSUs, option awards, and PSUs.

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

Compensation cost for RSUs is measured at grant date based on the fair value of the award and is recognized ratably as expense over the applicable vesting term. The fair value of RSUs is equal to the fair market value of the Company’s ordinary shares based on the closing price on the date of grant. RSU award holders are entitled to an amount equal to any cash dividend paid by the Company upon one ordinary share for each RSU held by the award holder (“dividend equivalents”). The dividend equivalents are payable in cash only upon vesting of the associated RSUs and do not accrue interest.

The following table summarizes the activity for RSUs during the year ended December 31, 2020:

		Weighted Average
		Grant Date
Restricted Share Units	Shares	Fair Value per Share
Unvested, December 31, 2019	314,328	$59.67
Granted	355,818	24.13
Vested	(98,768)	61.78
Forfeited	(74,468)	41.88
Unvested, December 31, 2020	496,910	$36.47

The following table summarizes the weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2020, 2019, and 2018 as well as the total fair value of awards vested during those periods:

	Restricted Share Units
	Weighted Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2020	$24.13	$6.1
Year Ended December 31, 2019	$48.63	$10.9
Year Ended December 31, 2018	$79.18	$7.4

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

Compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The following table summarizes the activity for option awards during the year ended December 31, 2020:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
Option Awards	Shares	per share	Term (years)	Value
Outstanding as of December 31, 2019	1,097,712	$48.08
Granted	530,241	24.00
Exercised	(119,321)	21.84
Forfeited	(64,349)	33.00
Expired	(44,534)	69.99
Outstanding as of December 31, 2020	1,399,749	$41.19	6.3	$22.5
Exercisable as of December 31, 2020	728,426	$47.63	4.9	$9.3
Expected to vest as of December 31, 2020	671,323	$34.20	7.8	$13.2

During the years ended December 31, 2020, 2019, and 2018, the total intrinsic value of option awards exercised was $1.9 million, $0.7 million, and $6.7 million, respectively. The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of said awards and the expected volatility of the price of the Company’s ordinary shares.

The expected volatility used in the Black-Scholes model for option awards granted is predominantly based on the publicly traded history of the Company’s ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For all grants of option awards presented herein, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

The following are the weighted average assumptions used within the Black-Scholes pricing model for grants during the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.50	5.50	5.50
Expected volatility	39.93%	36.00%	32.00%
Risk-free interest rate	1.19%	2.53%	2.71%
Dividend yield	3.25%	2.00%	2.00%

Utilizing the above assumptions, the weighted average grant date fair value per option award granted in the years ended December 31, 2020, 2019, and 2018 was $6.51, $15.40, and $22.29, respectively.

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

The following table summarizes the activity for PSU awards during the year ended December 31, 2020, at target:

		Weighted Average
		Grant Date
Performance Share Units	Shares	Fair Value per Share
Unvested, December 31, 2019	136,257	$68.78
Granted	102,545	24.54
Cancelled (1)	(39,493)	75.74
Forfeited	(43,579)	48.69
Unvested, December 31, 2020	155,730	$43.51
(1)	During the year ended December 31, 2020, PSU award recipients earned 0% of the target PSU awards granted in 2017 based upon the Company’s total shareholder return relative to a pre-defined set of industry peer companies. As a result, the associated PSU awards were cancelled.

The PSU awards cancelled during the year ended December 31, 2020 had a fair value of $3.0 million, at target. No PSU awards vested in 2019 and 2018.

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

The following are the weighted average assumptions used within the Monte Carlo valuation model for grants during the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	3.00	3.00	3.00
Expected volatility	40.50%	36.40%	35.03%
Risk-free interest rate	1.16%	2.58%	2.55%
Share price	$24.30	$50.95	$79.42

Utilizing the above assumptions, the total grant date fair value for PSU awards granted in the years ended December 31, 2020, 2019, and 2018 was $2.5 million, $6.3 million and $6.1 million, respectively.

NOTE 18—RELATED PARTY AND DOW TRANSACTIONS

Related Party Transactions

The Company did not have any significant related party transactions during the years ended December 31, 2020, 2019, and 2018.

Dow Transactions

Following the Acquisition, the Company entered into certain long-term agreements with Dow that would ease its transition into a standalone company, including the Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”), certain site and operating services agreements, and raw material supply agreements.

The SAR MOSA provided for ongoing worldwide services from Dow in areas such as information technology, enterprise resource planning, finance, environmental health and safety, training, customer service, marketing and sales support, supply chain and certain sourcing and transactional procurement services. From 2018 through 2020, the Company worked to insource, and in some cases outsource to other vendors, certain information technology, procurement, supply chain, and enterprise resource planning services and systems that were being provided by Dow. During the years ended 2020, 2019, and 2018, the Company incurred $24.6 million, $68.1 million and $26.1 million, respectively, in costs related to its transition of these services away from Dow. By mid-2020, substantially all of the services covered under this agreement were no longer provided by Dow. The Company does not expect to incur any further significant costs related to transitioning services away from Dow under the SAR MOSA in 2021.

In addition, the Company entered into various site service agreements (“SAR SSAs”) with Dow to provide site services to the Company at Dow-owned sites, including utilities, site administration, environmental health and safety, site maintenance and supply chain. Conversely, the Company entered into similar agreements with Dow, where at Company-owned sites, it provides such services to Dow. These agreements generally have 25-year terms and include options to renew. These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause, or under certain circumstances for a material breach. In addition, the Company may terminate with 12 months’ prior notice to Dow any services identified in any SAR SSA as “terminable.” Highly integrated services, such as electricity and steam, generally cannot be terminated prior to the termination date unless the Company experiences a production unit shut down for which Dow is provided with 15 months’ prior notice, or upon payment of a shutdown fee. Upon expiration or termination, the Company would be obligated to pay a monthly fee to Dow for a period of 45 to 60 months following the expiration of termination of such SAR SSA. The agreements under which Dow receives services from the Company may be terminated under the same circumstances and conditions.

The following tables detail expenses incurred during the years ended December 31, 2020, 2019, and 2018 under the SAR MOSA and SAR SSAs by financial statement line item:

	Year Ended December 31, 2020
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$5.1	$136.7	$141.8
Selling, general, and administrative expenses	1.7	2.5	4.2
Total	$6.8	$139.2	$146.0

	Year Ended December 31, 2019
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$26.2	$160.8	$187.0
Selling, general, and administrative expenses	8.2	3.4	11.6
Total	$34.4	$164.2	$198.6

	Year Ended December 31, 2018
Financial Statement Line Item	SAR MOSA	SAR SSAs	Total
Cost of sales	$39.1	$206.9	$246.0
Selling, general, and administrative expenses	8.5	3.9	12.4
Total	$47.6	$210.8	$258.4

The Company has transactions in the normal course of business with Dow and its affiliates. For the years ended December 31, 2020, 2019, and 2018, sales to Dow and its affiliated companies were approximately $98.4 million, $80.0 million, and $248.4 million, respectively. For the years ended December 31, 2020, 2019, and 2018, purchases from Dow and its affiliated companies were approximately $814.9 million, $985.9 million, and $1,410.6 million, respectively. Amounts presented represent transactions with Dow and do not include transactions with DuPont companies, noting the entities separated in 2019.

NOTE 19—SEGMENTS

Through September 30, 2020, the Company operated under six segments: Latex Binders, Synthetic Rubber, Performance Plastics, Polystyrene, Feedstocks, and Americas Styrenics.

Effective October 1, 2020, the Company realigned its reporting segments to reflect the new model under which the business will be managed and results will be reviewed by the chief executive officer, who is the Company’s chief operating decision maker. Following this change, the Company is operating under seven segments, five of which remain unchanged from the Company’s prior segmentation: Latex Binders, Synthetic Rubber, Polystyrene, Feedstocks, and Americas Styrenics. The Company’s Performance Plastics segment, which previously included a variety of compounds and blends as well as the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), TPE, and polycarbonate (“PC”) businesses, was reorganized into two standalone reporting segments, Engineered Materials and Base Plastics. The new Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as the Company’s TPE products which are sold into a variety of applications including footwear and automotive. The new Base Plastics segment contains the results of the remaining businesses, including the ABS, SAN, and PC businesses, as well as compounds and blends for automotive and other applications. This segmentation change will provide enhanced clarity to investors by placing the results of the Company’s products sold into engineered materials applications into a single reporting segment, which aligns with the Company’s strategy to focus its efforts and investments in these applications, as they tend to be less cyclical and offer significantly higher growth and margin potential. The resegmentation will also reduce complexity as ABS, SAN, and PC are primary inputs into the downstream production of these highly engineered materials. The information in the tables below has been retroactively adjusted to reflect the changes in reporting segments.

The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Synthetic Rubber segment produces synthetic rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, and solution styrene- butadiene rubber (“SSBR”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene primarily in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the years ended December 31, 2020, 2019, and 2018. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the years ended December 31, 2020, 2019, and 2018.

	Latex	Synthetic	Engineered	Base			Americas	Corporate
Year Ended	Binders	Rubber	Materials	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
December 31, 2020
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$—	$67.0	$—	$67.0
Adjusted EBITDA(1)	80.4	1.7	34.8	111.2	80.9	5.6	67.0
Investment in unconsolidated affiliates	—	—	—	—	—	—	240.1	—	240.1
Depreciation and amortization	26.1	41.7	7.3	20.1	9.4	11.8	—	17.9	134.3
Capital expenditures	22.7	15.7	5.4	13.9	4.5	9.0	—	11.1	82.3
December 31, 2019
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$—	$119.0	$—	$119.0
Adjusted EBITDA(1)	80.8	40.7	31.5	103.6	54.6	7.0	119.0
Investment in unconsolidated affiliates	—	—	—	—	—	—	188.1	—	188.1
Depreciation and amortization	25.8	44.4	8.9	19.9	10.9	12.8	—	13.3	136.0
Capital expenditures	21.4	26.1	6.0	20.6	4.1	8.1	—	23.8	110.1
December 31, 2018
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$—	$144.1	$—	$144.1
Adjusted EBITDA(1)	110.4	77.0	13.8	175.1	33.7	107.1	144.1
Investment in unconsolidated affiliates	—	—	—	—	—	—	179.1	—	179.1
Depreciation and amortization	24.9	43.9	9.4	19.3	11.6	12.1	—	9.0	130.2
Capital expenditures	17.2	26.8	8.2	46.9	3.4	13.2	—	5.7	121.4

(1)	The Company’s primary measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations. Other companies in the industry may define segment Adjusted EBITDA differently than the Company, and as a result, it may be difficult to use segment Adjusted EBITDA, or similarly-named financial measures, that other companies may use to compare the performance of those companies to the Company’s segment performance.

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Year Ended December 31,
	2020	2019	2018
Income before income taxes	$45.7	$104.6	$364.3
Interest expense, net	43.6	39.3	46.4
Depreciation and amortization	134.3	136.0	130.2
Corporate Unallocated(2)	82.1	85.4	88.0
Adjusted EBITDA Addbacks(3)	75.9	71.9	32.3
Segment Adjusted EBITDA	$381.6	$437.2	$661.2
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Loss on extinguishment of long-term debt (Note 11)	$—	$—	$0.2
Net gain on disposition of businesses and assets (Note 4)	(0.4)	(0.7)	(1.0)
Restructuring and other charges (Note 20)	9.9	18.1	8.2
Acquisition transaction and integration net costs (benefit) (Note 4)	9.1	(0.9)	0.6
Acquisition purchase price hedge gain (Note 12)	(7.3)	—	—
Asset impairment charges or write-offs (Note 13)	39.1	—	1.5
Other items(a)	25.5	55.4	22.8
Total Adjusted EBITDA Addbacks	$75.9	$71.9	$32.3
(a)	Other items for the years ended December 31, 2020, 2019, and 2018 relate to fees incurred in conjunction with certain of the Company’s strategic initiatives as well as advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020.

Geographic Information

As of December 31, 2020, the Company operates 32 manufacturing plants (which include a total of 75 production units) at 24 sites in 12 countries, inclusive of its joint venture. It also operates 9 R&D facilities globally, including technology and innovation development centers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location. The Company is incorporated under the existing laws of the Grand Duchy of Luxembourg, as discussed in Note 1, which therefore represents its country of domicile. The Company has no existing long-lived assets or sales generated from this country.

	As of and for the Year Ended
	December 31,
	2020	2019	2018
United States
Sales to external customers	$466.6	$580.3	$627.3
Long-lived assets	43.9	44.9	38.6
Right-of-use assets - operating, net	18.7	10.4	—
Europe
Sales to external customers	$1,721.2	$2,163.3	$2,782.6
Long-lived assets	439.5	457.7	424.8
Right-of-use assets - operating, net	54.4	55.1	—
Asia-Pacific
Sales to external customers	$776.1	$934.7	$1,104.3
Long-lived assets	118.0	123.2	128.7
Right-of-use assets - operating, net	5.2	5.9	—
Rest of World
Sales to external customers	$71.6	$97.5	$108.6
Long-lived assets	—	—	—
Right-of-use assets - operating, net	—	—	—
Total
Sales to external customers(1)	$3,035.5	$3,775.8	$4,622.8
Long-lived assets(2)	601.4	625.8	592.1
Right-of-use assets - operating, net(3)	78.3	71.4	—
(1)	Sales to external customers in Germany represented approximately 9% of the total for each of the years ended December 31, 2020, 2019, and 2018. Sales to external customers in Hong Kong represented approximately 14%, 13%, and 13% of the total for the years ended December 31, 2020, 2019, and 2018, respectively. Sales to external customers in China represented approximately 7%, 6%, and 6% of the total for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)	Long-lived assets in Germany represented approximately 44%, 46%, and 43% of the total as of December 31, 2020, 2019, and 2018, respectively. Long-lived assets in The Netherlands represented approximately 19%, 17%, and 19% of the total as of December 31, 2020, 2019, and 2018, respectively. Long-lived assets in China represented approximately 11%, 12%, and 13% of the total as of December 31, 2020, 2019, and 2018, respectively. Long-lived assets consist of property, plant and equipment, net, and finance lease ROU assets.
(3)	The Company began recognizing operating lease ROU assets on its consolidated balance sheets during the first quarter of 2019 in conjunction with its adoption of the new lease accounting standard, ASC 842. Operating lease ROU assets in The Netherlands represented approximately 58% and 61% of the total as of December 31, 2020 and 2019, respectively. Operating lease ROU assets in the United States represented approximately 24% and 15% of the total as of December 31, 2020 and 2019, respectively. Operating lease ROU assets in Germany represented approximately 6% and 7% of the total as of December 31, 2020 and 2019, respectively.

.

NOTE 20—RESTRUCTURING

Refer to the narrative below for discussion of the Company’s restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the consolidated statements of operations. The following table provides detail of the Company’s restructuring charges for the years ended December 31, 2020, 2019, and 2018:

				Cumulative
	Year Ended December 31,			Life-to-date
	2020	2019	2018	Charges	Segment
Corporate Restructuring Program
Accelerated depreciation	$2.5	$0.4	$—	$2.9
Employee termination benefits	2.5	17.0	—	19.5
Contract terminations	2.4	0.4	—	2.8
Decommissioning and other	0.2	—	—	0.2
Corporate Program Subtotal	$7.6	$17.8	$—	$25.4	N/A(1)
Synthetic Rubber Restructuring
Employee termination benefits	$—	$—	$5.5	$5.5
Synthetic Rubber Subtotal	$—	$—	$5.5	$5.5	Synthetic Rubber
Terneuzen Compounding Restructuring
Asset impairment/accelerated depreciation	$—	$—	$1.1	$3.1
Employee termination benefits	—	(0.3)	0.5	0.7
Contract terminations	—	—	(0.3)	0.3
Decommissioning and other	0.3	0.6	0.6	2.3
Terneuzen Subtotal	$0.3	$0.3	$1.9	$6.4	Base Plastics
Livorno Plant Restructuring
Asset impairment/accelerated depreciation	$—	$—	$0.4	$14.7
Employee termination benefits	—	—	—	5.4
Contract terminations	—	—	—	0.3
Decommissioning and other	0.2	0.5	0.7	4.4
Livorno Subtotal	$0.2	$0.5	$1.1	$24.8	Latex Binders
Other Restructurings	4.3	—	0.8		Various
Total Restructuring Charges	$12.4	$18.6	$9.3
(1)	As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following tables provide a rollforward of the liability balances associated with the Company’s restructuring activities as of December 31, 2020 and 2019. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the consolidated balance sheets. The liability balance as of December 31, 2020 primarily represents activity related to the corporate restructuring program. No other individual restructuring activity had a material liability balance as of December 31, 2020 or 2019.

	Balance at			Balance at
	December 31, 2019	Expenses	Deductions(1)	December 31, 2020
Employee termination benefits	$17.2	$4.8	$(13.6)	$8.4
Contract terminations	0.7	—	(0.6)	0.1
Decommissioning and other	—	4.1	(4.1)	—
Total	$17.9	$8.9	$(18.3)	$8.5

	Balance at			Balance at
	December 31, 2018	Expenses	Deductions(1)	December 31, 2019
Employee termination benefits	$6.4	$16.7	$(5.9)	$17.2
Contract terminations	0.3	0.4	—	0.7
Decommissioning and other	—	1.1	(1.1)	—
Total	$6.7	$18.2	$(7.0)	$17.9
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

Corporate Restructuring Program

In November 2019, the Company announced a corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency, which continued through the year ended December 31, 2020. The corporate restructuring program is substantially completed as of December 31, 2020. In connection with this restructuring plan, during the years ended December 31, 2020 and 2019, respectively, the Company incurred employee termination benefit charges of $2.5 million and $17.0 million, inclusive of a share-based compensation benefit of $1.5 million and $1.1 million, respectively, and contract termination charges of $2.4 million and $0.4 million, which were predominantly paid in 2020. The Company also incurred accelerated depreciation charges of $2.5 million and $0.4 million during the years ended December 31, 2020 and 2019, respectively. The Company does not expect any additional employee termination benefit charges in 2021.

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

Terneuzen Compounding Restructuring

In March 2017, the Company announced plans to upgrade its production capability for compounded resins with the construction of a new state-of-the art compounding facility to replace its existing compounding facility in Terneuzen, The Netherlands. As of December 31, 2020, the new facility is complete, along with all transition and quality assurance activities. Production at the prior facility ceased in 2019, and demolition activities began and were substantially completed in 2020. The Company estimates it will incur a limited amount of other charges associated with the restructuring throughout the first half of 2021, which will be expensed as incurred.

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

In September 2018, the Company entered into a preliminary agreement to sell the land where the former facility was located. The sale closed on January 10, 2020, for a total purchase price of $12.5 million. A prepayment of $1.3 million of the purchase price was received in 2018 and was recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheet as of December 31, 2019. The remaining purchase price was received in January 2020 when the transaction closed. The Company recorded a net gain on sale of $0.6 million during the year ended December 31, 2020, which was recorded within “Selling, general and administrative expenses” in the consolidated statements of operations.

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Year Ended December 31, 2020, 2019 and 2018	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2017	$(94.5)	$(45.0)	$(6.1)	$(145.6)
Other comprehensive income (loss)	(17.3)	2.5	9.3	(5.5)
Amounts reclassified from AOCI to net income(1)	—	3.1	5.7	8.8
Balance at December 31, 2018	$(111.8)	$(39.4)	$8.9	$(142.3)
Other comprehensive income (loss)	5.1	(19.0)	(0.7)	(14.6)
Amounts reclassified from AOCI to net income(1)	—	2.1	(7.6)	(5.5)
Balance as of December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)
Other comprehensive loss	(2.3)	(18.3)	(9.0)	(29.6)
Amounts reclassified from AOCI to net income(1)	—	2.7	3.2	5.9
Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
(1)	The following is a summary of amounts reclassified from AOCI to net income for the years ended December 31, 2020, 2019, and 2018.

	Amount Reclassified from AOCI
	Year Ended December 31,			Statement of Operations
AOCI Components	2020	2019	2018	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$0.8	$(6.7)	$6.0	Cost of sales
Interest rate swaps	2.4	(0.9)	(0.3)	Interest expense, net
Total before tax	3.2	(7.6)	5.7
Tax effect	—	—	—	Provision for income taxes
Total, net of tax	$3.2	$(7.6)	$5.7

Amortization of pension and other postretirement benefit plan items
Curtailment and settlement loss	$0.7	$0.8	$0.6	(a)
Prior service credit	(1.2)	(1.1)	(1.0)	(a)
Net actuarial loss	4.4	3.4	4.6	(a)
Total before tax	3.9	3.1	4.2
Tax effect	(1.2)	(1.0)	(1.1)	Provision for income taxes
Total, net of tax	$2.7	$2.1	$3.1
(a)	These AOCI components are included in the computation of net periodic benefit costs. Refer to Note 16 for further information.

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

The following table presents basic EPS and diluted EPS for the years ended December 31, 2020, 2019, and 2018.

	Year Ended
	December 31,
(in millions, except per share data)	2020	2019	2018
Earnings:
Net income	$7.9	$92.0	$292.5
Shares:
Weighted average ordinary shares outstanding	38.3	40.3	42.8
Dilutive effect of RSUs, option awards, and PSUs(1)	0.3	0.4	0.9
Diluted weighted average ordinary shares outstanding	38.6	40.7	43.7
Income per share:
Income per share—basic	$0.20	$2.28	$6.83
Income per share—diluted	$0.20	$2.26	$6.70
(1)	Refer to Note 17 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share were 1.1 million, 0.6 million, and 0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

..

NOTE 23 – LEASES

The Company's ROU assets and lease liabilities are classified on its consolidated balance sheets as follows:

	December 31,
	2020	2019	Location on Balance Sheet
Operating lease ROU assets, net	$78.3	$71.4	Right-of-use assets - operating, net
Finance lease ROU assets, net	7.7	7.9	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	15.8	14.1	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	65.7	58.0	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	3.2	2.6	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	4.6	5.3	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

	Year Ended
	December 31,
	2020	2019
Finance lease cost:
Amortization of lease ROU assets	$2.7	$0.8
Interest on lease liabilities	0.2	0.1

Operating lease cost:	21.2	18.2
Variable lease cost	0.4	0.2
Total lease cost	$24.5	$19.3

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Year Ended
	December 31,
	2020	2019
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$19.5	$17.0
Operating cash flows from finance leases	0.2	0.1
Financing cash flows from finance leases	2.7	0.8

Non-cash lease liability activity(1):
ROU assets obtained in exchange for new operating lease liabilities	$20.7	$86.2
ROU assets obtained in exchange for new finance lease liabilities	3.0	8.8
(1)	Amounts for the year ended December 31, 2019 include the impact of adopting the new lease accounting standard effective January 1, 2019.

As of December 31, 2020, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	2021	2022	2023	2024	2025	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating Leases	$17.9	$13.8	$12.5	$9.7	$7.4	$33.6	$94.9	$(13.4)	$81.5
Finance Leases	$3.4	$3.0	$0.6	$0.6	$0.2	$0.5	$8.3	$(0.5)	$7.8
Total	$21.3	$16.8	$13.1	$10.3	$7.6	$34.1	$103.2	$(13.9)	$89.3

The following table summarizes the weighted average remaining lease terms and the weighted average discount rates as of December 31, 2020 and 2019:

	As of
	December 31,
	2020	2019
Operating leases:
Weighted average remaining lease term (in years)	8.8	9.2
Weighted average discount rate	3.9%	4.7%

Finance leases:
Weighted average remaining lease term (in years)	3.5	3.8
Weighted average discount rate	3.0%	3.1%

As of December 31, 2020, the Company has no additional leases that have not yet commenced.

NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First		Second	Third		Fourth
(in millions, except per share data)	Quarter		Quarter (2)	Quarter		Quarter
2020
Net sales	$853.5		$569.7	$752.1		$860.2
Gross profit (loss)	69.7		(7.1)	103.3		149.6
Equity in earnings of unconsolidated affiliates	9.8		14.4	18.3		24.6
Operating income (loss)	(36.3)	(1)	(51.0)	67.9		110.5
Income (loss) before income taxes	(48.2)	(1)	(63.7)	56.3		101.2
Net income (loss)	(36.3)	(1)	(128.4)	105.8		66.7
Net income (loss) per share- basic	$(0.94)	(1)	$(3.36)	$2.77		$1.74
Net income (loss) per share- diluted	$(0.94)	(1)	$(3.36)	$2.75		$1.71

2019
Net sales	$1,013.1		$951.8	$922.1		$888.8
Gross profit	97.4		86.2	85.2		60.0
Equity in earnings of unconsolidated affiliates	32.2		40.3	25.7		20.8
Operating income (loss)	60.8		55.1	43.3		(11.2)	(4)
Income (loss) before income taxes	46.6		43.7	31.8		(17.5)	(4)
Net income	35.8		28.0	22.5	(3)	5.7	(4) (5)
Net income per share- basic	$0.87		$0.69	$0.56	(3)	$0.14	(4) (5)
Net income per share- diluted	$0.86		$0.68	$0.56	(3)	$0.14	(4) (5)
(1)	Includes impairment charges of $38.3 million recorded on the Company’s Boehlen styrene monomer assets and Schkopau PBR assets. Refer to Note 13 for more information.
(2)	The most significant negative impacts of the COVID-19 pandemic were realized in the second quarter of 2020, noting significant improvement in demand and results in the third and fourth quarters of 2020.
(3)	Includes a $7.4 million deferred tax benefit related to the re-measurement of the Company’s deferred tax assets and liabilities in Switzerland due to changes in Swiss Federal tax rules, which were enacted in August 2019. Refer to Note 14 for more information.
(4)	Includes $17.8 million of expense related to the Company’s corporate restructuring program. Refer to Note 20 for further information.
(5)	Includes a net $24.1 million tax benefit, which primarily related to a $32.7 million benefit recorded in connection with the re-measurement of the Company’s deferred tax assets and liabilities in Switzerland due to changes in Swiss

Cantonal and Federal tax rules enacted in 2019. This is partially offset by a $6.2 million charge recorded to increase the Company’s reserves for uncertain tax positions. Refer to Note 14 for more information.

TRINSEO S.A.

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at	Charged to	Deduction		Currency	Balance at
	Beginning of	Cost and	from		Translation	End of
	the Period	Expense	Reserves		Adjustments	the Period
Allowance for doubtful accounts:
Year ended December 31, 2020	$5.3	$0.2	$(1.1)	(a)	$1.4	$5.8
Year ended December 31, 2019	6.1	(0.7)	(0.2)	(a)	0.1	5.3
Year ended December 31, 2018	5.6	0.6	(0.4)	(a)	0.3	6.1

Tax valuation allowances:
Year ended December 31, 2020	$218.0	$(1.4)	$—		$3.9	$220.5
Year ended December 31, 2019	167.6	50.4	—		—	218.0
Year ended December 31, 2018	149.6	19.5	(0.9)		(0.6)	167.6
(a)	Amounts written off, net of recoveries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of

Americas Styrenics LLC

The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americas Styrenics LLC and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 3 to the financial statements, effective January 1, 2020, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842). Our opinion is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 11, 2021

We have served as the Company’s auditor since 2008.

 AMERICAS STYRENICS LLC

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(In millions of dollars)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.3	$42.2
Trade receivables (net of estimated credit losses of $1.5 in 2020 and $2.1 in 2019)	120.8	117.1
Related company receivables	5.9	6.1
Inventories	147.8	145.7
Other current assets	10.7	15.5
Total current assets	339.5	326.6
NET PROPERTY, PLANT AND EQUIPMENT	240.7	238.6
RIGHT-OF-USE OF ASSETS-OPERATING, NET	19.1	—
INVESTMENT IN UNCONSOLIDATED AFFILIATE	0.1	2.7
OTHER ASSETS:
Deferred income taxes	1.1	1.0
Other assets	5.1	5.4
Total other assets	6.2	6.4
TOTAL	$605.6	$574.3
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$50.0	$89.3
Related company payables	43.6	34.6
Other payables	8.0	14.1
Income taxes payable	5.2	4.3
Accrued liabilities	11.9	16.5
Current lease liabilities	5.2	—
Total current liabilities	123.9	158.8
POSTRETIREMENT BENEFIT LIABILITY	17.4	16.9
LONG-TERM LEASE LIABILITIES	14.1	—
OTHER LONG-TERM LIABILITIES	2.4	1.6
Total liabilities	157.8	177.3
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBERS’ EQUITY:
Members' equity	448.8	398.3
Accumulated other comprehensive loss	(1.0)	(1.3)
Total members’ equity	447.8	397.0
TOTAL	$605.6	$574.3

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(In millions of dollars)

	2020	2019	2018
Net sales	$1,115.6	$1,486.1	$1,825.7
Cost of sales	985.2	1,242.9	1,515.5
Gross margin	130.4	243.2	310.2
Technical service and development	2.0	2.3	2.7
Selling and marketing	8.9	9.5	8.9
Administrative	28.0	31.3	29.4
Foreign exchange loss	1.6	0.6	1.2
Equity in loss of investment in unconsolidated affiliate	1.6	1.2	—
Other operating expense - net	1.6	1.2	0.5
Operating income	86.7	197.1	267.5
Interest income	—	0.2	0.2
Other expense - net	(1.2)	(1.3)	(1.3)
Income before income taxes	85.5	196.0	266.4
Income tax expense	(5.0)	(3.5)	(6.2)
Net income	80.5	192.5	260.2
Other comprehensive income (loss):
Net actuarial (loss) gain	(0.3)	(1.2)	1.1
Reclassification of prior-service cost to income	0.6	0.7	0.7
Net other comprehensive (loss) income — defined benefit plans	0.3	(0.5)	1.8
Total comprehensive income	$80.8	$192.0	$262.0

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(In millions of dollars)

		Accumulated
		Other
	Members'	Comprehensive
	Equity	Loss	Total
BALANCE—January 1, 2018	$400.6	(2.6)	398.0
Distribution to Members	(235.0)	—	(235.0)
Defined benefit plans—other comprehensive income	—	1.8	1.8
Net income	260.2	—	260.2
BALANCE—December 31, 2018	425.8	(0.8)	425.0
Distribution to Members	(220.0)	—	(220.0)
Defined benefit plans—other comprehensive loss	—	(0.5)	(0.5)
Net income	192.5	—	192.5
BALANCE—December 31, 2019	398.3	(1.3)	397.0
Distribution to Members	(30.0)	—	(30.0)
Defined benefit plans—other comprehensive income	—	0.3	0.3
Net income	80.5	—	80.5
BALANCE—December 31, 2020	$448.8	$(1.0)	$447.8

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(In millions of dollars)

	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$80.5	$192.5	$260.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.6	41.4	43.0
Net loss on disposal of assets	0.5	0.7	0.2
Deferred income taxes	(0.1)	0.3	(0.5)
Equity in loss of investment in unconsolidated affiliate	1.6	1.1	—
Allowance for doubtful accounts	(0.6)	(0.3)	(0.7)
Changes in assets and liabilities that provided (used) cash:
Trade receivables	(3.1)	48.6	(18.3)
Related company receivables	0.2	(0.6)	0.8
Inventories	(2.1)	9.3	(20.8)
Trade payables	(39.3)	(16.7)	(5.6)
Related company payables	9.0	5.6	(7.3)
Other assets and liabilities	2.1	7.2	(14.3)
Net cash provided by operating activities	88.3	289.1	236.7
INVESTING ACTIVITIES:
Capital expenditures	(46.3)	(54.4)	(36.8)
Disposal of assets	0.1	—	0.2
Investment in unconsolidated affiliate	—	(3.8)	—
Net cash used in investing activities	(46.2)	(58.2)	(36.6)
FINANCING ACTIVITY—Distribution to Members	(30.0)	(220.0)	(235.0)
Cash used in financing activity	(30.0)	(220.0)	(235.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12.1	10.9	(34.9)
CASH AND CASH EQUIVALENTS—Beginning of year	42.2	31.3	66.2
CASH AND CASH EQUIVALENTS—End of year	$54.3	$42.2	$31.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activity—capital expenditures payable	$1.9	$7.6	$10.6
Cash paid for income taxes	$2.9	$3.9	$4.0

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019, AND

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

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

Cash and Cash Equivalents—Included in cash and cash equivalents, from time to time, are short-term interest-bearing investments on deposit with financial institutions. There is nil of interest-bearing investments at December 31, 2020 and 2019.

Trade Receivables—The Company’s United States’ customers are primarily in the packaging industry, but also consist of other chemical and plastics manufacturers. The Company’s foreign customers reside primarily in Argentina, Brazil, Chile, Colombia, and Mexico. The Company evaluates the creditworthiness of customers and in certain circumstances, may require letters of credit to support product sales. The Company maintains a provision for credit losses based on anticipated collection of its accounts receivable.

Inventories—Inventories at December 31, 2020 and 2019, were as follows:

	2020	2019
Finished goods	$57.8	$61.4
Work in process	45.8	32.0
Raw materials	24.3	32.7
Supplies	19.9	19.6
Total inventories	$147.8	$145.7

Inventories are stated at the lower of cost or net realizable value. Finished products and work-in-process inventories include material, labor, and manufacturing overhead costs. US inventories are accounted for on a last-in, first-out (LIFO) basis. The reserves reducing inventories from a first-in, first-out (FIFO) basis to a LIFO basis amounted to $22.8 at December 31, 2020, and $28.7 at December 31, 2019. In 2019, the liquidation of certain of the Company’s LIFO inventory layers increased operating income by $0.3. Inventories held by foreign subsidiaries are accounted for on a FIFO basis.

Property, Plant, and Equipment—Upon formation of the Company, property, plant, and equipment were recorded at the net book value of the original contributing members (CPChem and The Dow Chemical Company or “Dow”). Current additions of property, plant, and equipment are recorded at cost. The Company provides for depreciation using the straight-line method at rates based on the estimated service lives of the various classes of assets (3–45 years). Expenditures for repairs and maintenance, including major maintenance commonly known as turnarounds, are expensed as incurred. Components of property, plant, and equipment at December 31, 2020 and 2019, are as follows:

	2020	2019
Land and waterway improvements	$13.2	$13.2
Buildings	36.7	33.8
Transportation and construction equipment	62.0	63.3
Machinery and other equipment	968.9	914.6
Utilities and supply lines/other property	22.5	21.7
Construction in progress	14.6	36.1
Total property, plant, and equipment	1,117.9	1,082.7
Less accumulated depreciation	(877.2)	(844.1)
Net property, plant, and equipment	$240.7	$238.6

Equity Method Investments—The Company established the Regenyx LLC joint venture in April 2019 for which the Company has an ownership percentage of 50%. We account for our equity investment where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received. The Company’s investment in this unconsolidated affiliate was $0.1 million and $2.7 million as of December 31, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets—The Company evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated, separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2020, 2019, or 2018.

Asset Retirement Obligation—The Company assesses whether it has legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, including any legal obligations that require disposal of a replaced part that is a component of a tangible long-lived asset. At December 31, 2020 and 2019, the Company had no significant asset retirement obligations.

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

Subsequent Events—The Company has evaluated subsequent events through February 11, 2021, the date the financial statements were available to be issued.

3.	RECENT ACCOUNTING GUIDANCE

Accounting Pronouncements Adopted during 2020

The FASB issued ASUs which amended ASU No. 2016-02, Leases (Topic 842). This ASU, as amended, increases transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing their right to use the underlying asset for the lease term. Reporting entities can elect to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach or otherwise elect the transition method provided under ASU No. 2018-11. On January 1, 2020, we adopted the amendments in these ASUs using the transition method that allowed us to initially apply the new lease standard at the adoption date. The initial adoption of the new lease standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statements of comprehensive income or cash flows. The most significant impact was the recognition of operating lease liabilities and operating lease right-of-use assets. On January 1, 2020, we recognized operating lease liabilities and operating lease right-of-use assets of $20.3 million. As a result of the adoption of these amendments, we revised our accounting policy for leases as detailed in “Note 8 Leases.”

We adopted the following accounting pronouncements during 2020, which did not have a significant impact on our consolidated financial statements:

●	FASB ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; and
●	FASB ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.

Accounting Pronouncements Pending Adoption in Future Periods

The following accounting pronouncement becomes effective subsequent to fiscal year 2020, and we do not expect it to have a significant impact on our consolidated financial statements upon adoption:

●	FASB ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
4.	REVOLVING CREDIT FACILITY

The Company’s unsecured $50.0 revolving credit facility with Comerica Bank terminates in May 2025. Interest on amounts drawn under the facility equal, at the Company’s option, the LIBOR-based Rate or the Base Rate plus, in each case, the Applicable Margin as defined in the credit agreement. There were no outstanding borrowings at December 31, 2020 or 2019.

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

The amount of consideration the Company receives and recognizes as revenue is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order or in the sales contract is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances. In order to estimate the applicable variable consideration, the Company uses historical and current trend information to estimate the amount of discounts or rebates to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and included when determining the transaction price have not materially differed. Payment terms vary but are less than one year. As standard payment terms are less than one year, the Company has elected to not assess whether a contract has a significant financing component. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured.

6.INCOME TAXES

The components of income before taxes for the years ended December 31, 2020, 2019, and 2018, are as follows:

	2020	2019	2018
Domestic	$73.9	$179.2	$254.9
Foreign	11.6	16.8	11.5
Total income before taxes	$85.5	$196.0	$266.4

The components of income tax expense for the years ended December 31, 2020, 2019, and 2018, are as follows:

	2020	2019	2018
State—current	$0.1	$0.1	$0.2
Foreign—current	5.2	3.5	6.2
Foreign—deferred	(0.3)	(0.1)	(0.2)
Total income tax expense	$5.0	$3.5	$6.2

The components of deferred income tax assets at December 31, 2020 and 2019, are as follows:

	2020	2019
	Deferred Tax Assets	Deferred Tax Assets
Inventory	$0.7	$0.5
Fixed assets	0.3	0.4
Other temporary differences	0.1	0.1
Total deferred tax	$1.1	$1.0

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

As of December 31, 2020 and 2019, the RRA had benefit obligations in the amount of $18.6 and $18.0, respectively. The increases in the RRA benefit obligation as of December 31, 2020 and 2019 are primarily due to changes in the discount rates. The Company contributed and paid benefits in the amount of $0.8 in each of 2020, 2019, and 2018.

At December 31, 2020 and 2019, amounts recognized in the consolidated balance sheets consist of:

	2020	2019
Current liabilities	$(1.2)	$(1.1)
Noncurrent liabilities	(17.4)	(16.9)
Total	$(18.6)	$(18.0)

At December 31, 2020 and 2019, amounts recognized in accumulated other comprehensive loss were as follows:

	2020	2019
Net actuarial loss	$1.0	$0.7
Prior service cost	—	0.7
Total	$1.0	$1.4

Net periodic benefit cost and components of other amounts recognized in other comprehensive (income) loss were as follows:

	2020	2019	2018
Service cost	$0.5	$0.5	$0.5
Interest cost	0.5	0.7	0.6
Amortization of prior service cost	0.7	0.6	0.7
Net periodic postretirement benefit cost	$1.7	$1.8	$1.8
Other changes in benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	0.3	1.2	(1.1)
Recognized prior-service cost	(0.6)	(0.7)	(0.7)
Total recognized in other comprehensive (loss) income	(0.3)	0.5	(1.8)
Total recognized in net periodic benefit cost and other comprehensive loss	$1.4	$2.3	$—

Actuarial assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2020	2019	2018
Discount rate used to determine net periodic benefit cost	2.94%	4.28%	3.49%
Discount rate used to determine benefit obligation at December 31	2.20%	2.94%	N/A

	2020	2019	2018
Health Care Cost Assumptions
Initial health care cost trend rate	6.60%	6.95%	7.30%
Ultimate health care cost trend rate	4.50%	4.50%	4.50%
Year ultimate reached	2027	2027	2027

Estimated health care cost trend rates can have a significant effect on the amounts reported for the RRA.

The Company expects to contribute approximately $1.2 to its RRA plan in 2021.

At December 31, 2020, the estimated future benefit payments, reflecting expected future service, as appropriate, are expected to be paid as follows:

2021	$1.2
2022	1.4
2023	1.6
2024	1.7
2025	1.8
2026 through 2030	8.6
Total	$16.3

The Company also has a defined contribution employee savings plan and made discretionary contributions of $4.4 in 2020, $4.2 in 2019, and $3.8 in 2018.

8.	LEASES

As discussed in Note 3, effective January 1, 2020, the Company adopted accounting guidance, Topic 842, issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method. As a result, comparative prior periods in the Company’s financial statements are not adjusted for the impacts of the new standard. The Company’s accounting policy and practical expedient elections related to accounting for leases, including those elected as a result of the adoption of Topic 842, are summarized as follows:

•	Package of practical expedients – The Company did not reassess whether expired or existing contracts contain a lease, did not reassess the classification of expired or existing leases, and did not reassess whether lease initial direct costs would qualify for capitalization under the new lease accounting standards.
•	Lease and non-lease components as lessee – For leases across all asset classes in which the Company is a lessee (discussed below), the Company did not separate non-lease components from lease components and instead accounted for these items as a single lease component
•	Land easements – The Company did not reassess whether existing land easement at transition not accounted for as leases under ASC840 are or contain a lease under the new lease accounting pronouncement.
•	Use of short-term lease exemption – The Company elected to utilize the practical expedient for short term leases.
•	Use of risk-free discount rate for the lease – The Company elected to utilize the practical expedient to utilize a risk-free discount rate when the rate is not readily determinable in the lease.

The determination of whether a contract is or contains a lease is performed at the lease inception date. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using the risk-free rate as the implicit rates are not readily determinable for our leases. We primarily lease buildings, railcars, vehicles and equipment. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately 1-10 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of the Company’s lease costs are classified on its consolidated statements of comprehensive income as follows:

2020
Operating lease cost	$5.8
Short-term lease cost	7.2
Variable lease cost	0.1
Total lease cost	$13.1

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

2020
Cash paid related to lease liabilities
Operating cash flows from operating leases	$5.7
Non-cash lease liability activity(1)
Right-of-use assets obtained in exchange for operating lease liabilities	$24.5
(1)	Amounts include the impact of adopting the new lease accounting standard effective January 1, 2020.

As of December 31, 2020, the maturities of the Company's operating lease liabilities were as follows:

2021	2022	2023	2024	2025	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
$5.5	$4.0	$3.1	$2.1	$1.9	$3.7	$20.3	$(1.0)	$19.3

As of December 31, 2020, the weighted average remaining lease term of the Company's operating leases was 6 years and the weighted average discount rate used to determine the lease liability for operating leases was 2.0%.

Disclosures related to periods prior to adoption of Topic 842

As discussed above, the Company adopted Topic 842 effective January 1, 2020 using a modified retrospective approach. As required, the following disclosure is provided for periods prior to adoption. The Company’s total future minimum annual rentals in effect at December 31, 2019 for noncancelable operating leases, which were accounted for under the previous leasing standard, ASC 840, were as follows.

Years Ending December 31
2020	$8.8
2021	7.6
2022	4.6
2023	2.9
2024	1.8
2025 and thereafter	7.1
Total	$32.8

9.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries maintain short-term rentals and non-cancelable long-term outside service agreements which expire on varying dates between 2021 and 2029.

Total future minimum commitments in effect at December 31, 2020 are as follows:

Years Ending December 31
2021	$13.5
2022	12.0
2023	5.1
2024	2.1
2025	0.5
2026 and thereafter	1.7
Total	$34.9

Expense for total short-term rental and long-term commitments was $12.8, $8.3, and $13.6, for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company has entered into long-term sales commitments and purchase agreements with several of its key suppliers, including its Members (see Note 10). The commitment contracts are for one- to three-year periods. Because the pricing and supply fluctuates with the commodity market, a definitive dollar value cannot be determined.

In addition, the Company has purchase commitments of $21.3 mainly related to certain feedstock, utility, and third party service costs. The Company does not consider purchase orders to be firm commitments. If the Company chooses to cancel a purchase order, it may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

Contingencies

The Company is a party to various legal proceedings and claims incidental to the normal conduct of its business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets or statements of comprehensive income.

Pursuant to the contribution agreement, all preexisting environmental matters have been outlined for each site and any contingencies are the responsibility of the original contributing members. All subsequent obligations are the liability of the Company. No environmental reserve was recorded as of December 31, 2020 and 2019.

10.	RELATED-PARTY TRANSACTIONS

The Company entered into various supply and purchase agreements with the Members and their affiliated companies. These agreements include sales and purchases of energy, raw materials, and services. A summary of transactions for the years ended December 31, 2020, 2019, and 2018, is as follows:

	2020	2019	2018
Net sales	$56.5	$86.5	$101.4
Purchases	260.6	365.2	423.8

Balances receivable and payable to the Members are presented in the consolidated balance sheets as related company receivables and payables.

******