Form 10-Q
period 2021-03-31
Trinseo S.A.
filed 2021-05-07
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, there were 38,739,042 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2021

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

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021. The Company may distribute cash to shareholders under Luxembourg law via repayments of equity or an allocation of statutory profits. All distributions prior to 2020 were considered repayments of equity under Luxembourg law.

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

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report filed with the SEC on February 22, 2021 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$618.4	$588.7
Restricted cash	450.0	—
Accounts receivable, net of allowance for doubtful accounts (March 31, 2021: $4.9; December 31, 2020: $5.8)	657.8	529.2
Inventories	463.0	384.1
Other current assets	15.8	15.1
Total current assets	2,205.0	1,517.1
Investments in unconsolidated affiliates	248.1	240.1
Property, plant and equipment, net of accumulated depreciation (March 31, 2021: $823.5; December 31, 2020: $831.5)	570.2	601.4
Other assets
Goodwill	70.9	74.2
Other intangible assets, net	171.5	182.8
Right-of-use assets - operating, net	76.6	78.3
Deferred income tax assets	81.2	90.2
Deferred charges and other assets	56.6	61.1
Total other assets	456.8	486.6
Total assets	$3,480.1	$2,845.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$13.7	$12.3
Accounts payable	482.5	355.4
Current lease liabilities - operating	16.3	15.8
Income taxes payable	15.4	10.0
Accrued expenses and other current liabilities	149.7	139.8
Total current liabilities	677.6	533.3
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1,605.1	1,158.7
Noncurrent lease liabilities - operating	62.8	65.7
Deferred income tax liabilities	62.8	60.7
Other noncurrent obligations	395.5	436.5
Total noncurrent liabilities	2,126.2	1,721.6
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (March 31, 2021: 48.8 shares issued and 38.7 shares outstanding; December 31, 2020: 48.8 shares issued and 38.4 shares outstanding)	0.5	0.5
Additional paid-in-capital	578.5	579.6
Treasury shares, at cost (March 31, 2021: 10.1 shares; December 31, 2020: 10.4 shares)	(530.0)	(542.9)
Retained earnings	807.3	739.2
Accumulated other comprehensive loss	(180.0)	(186.1)
Total shareholders’ equity	676.3	590.3
Total liabilities and shareholders’ equity	$3,480.1	$2,845.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$1,092.6	$853.5
Cost of sales	890.6	783.8
Gross profit	202.0	69.7
Selling, general and administrative expenses	62.6	77.5
Equity in earnings of unconsolidated affiliates	22.9	9.8
Impairment charges	—	38.3
Operating income (loss)	162.3	(36.3)
Interest expense, net	12.0	10.3
Acquisition purchase price hedge loss	55.0	—
Other expense, net	2.7	1.6
Income (loss) before income taxes	92.6	(48.2)
Provision for (benefit from) income taxes	21.1	(11.9)
Net income (loss)	$71.5	$(36.3)
Weighted average shares- basic	38.5	38.5
Net income (loss) per share- basic	$1.86	$(0.94)
Weighted average shares- diluted	39.5	38.5
Net income (loss) per share- diluted	$1.81	$(0.94)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$71.5	$(36.3)
Other comprehensive income, net of tax:
Cumulative translation adjustments	0.4	10.7
Net gain (loss) on cash flow hedges	4.6	(3.7)
Pension and other postretirement benefit plans:
Net gain arising during period (net of tax of $0.0 and $0.1)	—	0.6
Amounts reclassified from accumulated other comprehensive income	1.1	0.6
Total other comprehensive income, net of tax	6.1	8.2
Comprehensive income (loss)	$77.6	$(28.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2020	38.4	10.4	$0.5	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	71.5	71.5
Other comprehensive income	—	—	—	—	—	6.1	—	6.1
Share-based compensation activity	0.3	(0.3)	—	(1.1)	12.9	—	—	11.8
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	(3.4)	(3.4)
Balance at March 31, 2021	38.7	10.1	$0.5	$578.5	$(530.0)	$(180.0)	$807.3	$676.3
Balance at December 31, 2019	39.0	9.8	$0.5	$574.7	$(524.9)	$(162.4)	$781.0	668.9
Net loss	—	—	—	—	—	—	(36.3)	(36.3)
Other comprehensive income	—	—	—	—	—	8.2	—	8.2
Share-based compensation activity	—	—	—	1.0	1.7	—	—	2.7
Purchase of treasury shares	(0.8)	0.8	—	—	(25.0)	—	—	(25.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.5)	(15.5)
Balance at March 31, 2020	38.2	10.6	$0.5	$575.7	$(548.2)	$(154.2)	$729.2	$603.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$71.5	$(36.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	32.9	36.4
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	1.2	0.4
Deferred income tax	6.6	(11.5)
Share-based compensation expense	3.5	3.2
Earnings of unconsolidated affiliates, net of dividends	(7.9)	(9.8)
Unrealized net gain on foreign exchange forward contracts	(21.8)	(11.5)
Acquisition purchase price hedge loss	55.0	—
Gain on sale of businesses and other assets	(0.2)	(0.4)
Asset impairment charges or write-offs	—	38.3
Changes in assets and liabilities
Accounts receivable	(138.8)	(12.7)
Inventories	(89.5)	26.8
Accounts payable and other current liabilities	114.9	(28.9)
Income taxes payable	4.9	(3.3)
Other assets, net	4.1	(6.9)
Other liabilities, net	14.6	10.4
Cash provided by (used in) operating activities	51.0	(5.8)
Cash flows from investing activities
Capital expenditures	(12.6)	(24.3)
Net cash received for asset and business acquisitions	—	0.2
Proceeds from the sale of businesses and other assets	—	11.6
Proceeds from the settlement of hedging instruments	—	51.6
Cash provided by (used in) investing activities	(12.6)	39.1
Cash flows from financing activities
Deferred financing fees	(1.3)	—
Short-term borrowings, net	(2.8)	(3.5)
Purchase of treasury shares	—	(25.0)
Dividends paid	(3.3)	(15.9)
Proceeds from exercise of option awards	9.0	—
Withholding taxes paid on restricted share units	(0.8)	(0.6)
Repayments of 2024 Term Loan B	—	(1.7)
Net proceeds from issuance of 2029 Senior Notes	450.0	—
Cash provided by (used in) financing activities	450.8	(46.7)
Effect of exchange rates on cash	(9.5)	(2.7)
Net change in cash, cash equivalents, and restricted cash	479.7	(16.1)
Cash, cash equivalents, and restricted cash—beginning of period	588.7	457.4
Cash, cash equivalents, and restricted cash—end of period	$1,068.4	$441.3
Less: Restricted cash	(450.0)	(1.2)
Cash and cash equivalents—end of period	$618.4	$440.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2021 and 2020 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2020 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended March 31, 2021. However, actual results could differ from these estimates and assumptions.

The December 31, 2020 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2020 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications pertain primarily to the Company’s resegmentation effective October 1, 2020. Refer to Notes 3 and 15 for further information.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The amended guidance includes removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The Company adopted the guidance effective January 1, 2021, noting that adoption did not have a material impact on its condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2021 and 2020. Prior period balances in this table have been recast in conjunction with the resegmentation that occurred during the fourth quarter of 2020. Refer to Note 15 for further information.

	Latex	Synthetic	Engineered	Base
Three Months Ended	Binders	Rubber	Materials	Plastics	Polystyrene	Feedstocks	Total
March 31, 2021
United States	$67.8	$—	$10.3	$62.5	$—	$3.4	$144.0
Europe	117.5	111.5	21.0	197.9	149.3	52.5	649.7
Asia-Pacific	63.8	12.7	34.2	48.8	117.6	—	277.1
Rest of World	1.8	—	0.3	19.7	—	—	21.8
Total	$250.9	$124.2	$65.8	$328.9	$266.9	$55.9	$1,092.6
March 31, 2020
United States	$62.2	$—	$9.9	$60.7	$—	$2.6	$135.4
Europe	101.9	99.8	14.9	150.1	109.8	29.1	505.6
Asia-Pacific	52.3	1.9	22.9	26.8	73.0	13.1	190.0
Rest of World	2.7	—	—	19.8	—	—	22.5
Total	$219.1	$101.7	$47.7	$257.4	$182.8	$44.8	$853.5

placeholder

NOTE 4—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is currently supplemented by one joint venture, Americas Styrenics LLC (“Americas Styrenics,” a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP), which is accounted for using the equity method. The results of Americas Styrenics are included within its own reporting segment.

Americas Styrenics is a privately held company; therefore, a quoted market price for its equity interests is not available. The summarized financial information of the Company’s unconsolidated affiliate is shown below.

	Three Months Ended
	March 31,
	2021	2020
Sales	$423.0	$322.2
Gross profit	$65.4	$7.2
Net income (loss)	$51.1	$(8.3)

As of March 31, 2021 and December 31, 2020, the Company’s investment in Americas Styrenics was $248.1 million and $240.1 million, respectively, which was $13.7 million and $16.3 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over the weighted average remaining useful life of the contributed assets of approximately 3.0 years as of March 31, 2021. The Company received dividends of $15.0 million from Americas Styrenics during the three months ended March 31, 2021, while no dividends were received during the three months ended March 31, 2020.

NOTE 5—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2021	2020
Finished goods	$193.5	$174.0
Raw materials and semi-finished goods	229.5	169.1
Supplies	40.0	41.0
Total	$463.0	$384.1

NOTE 6—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, debt consisted of the following:

			March 31, 2021			December 31, 2020
	Interest Rate as of March 31, 2021	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.109%	September 2024	$677.3	$(10.2)	$667.1	$677.3	$(10.8)	$666.5
2022 Revolving Facility(2)	Various	September 2022	—	—	—	—	—	—
2029 Senior Notes	5.125%	April 2029	450.0	(2.2)	447.8	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(5.9)	494.1	500.0	(6.2)	493.8
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—	—	—	—
Other indebtedness	Various	Various	9.8	—	9.8	10.7	—	10.7
Total debt			$1,637.1	$(18.3)	$1,618.8	$1,188.0	$(17.0)	$1,171.0
Less: current portion(4)					(13.7)			(12.3)
Total long-term debt, net of unamortized deferred financing fees					$1,605.1			$1,158.7
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	As of March 31, 2021, under the 2022 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $360.0 million (net of $15.0 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of March 31, 2021, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.00%.
(4)	As of March 31, 2021 and December 31, 2020, the current portion of long-term debt was primarily related to $8.7 million and $7.0 million, respectively, of the scheduled future principal payments on the 2024 Term Loan B.

2029 Senior Notes

On March 24, 2021, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers”), each an indirect, wholly-owned subsidiary of the Company, executed an indenture pursuant to which they issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2029 Senior Notes mature on April 1, 2029. The net proceeds from the 2029 Senior Notes offering were used as a portion of the funding needed for the Company’s acquisition (the “Acquisition”) of the Arkema S.A. (“Arkema”) polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, referred to herein as the “PMMA business”), in addition to fees and expenses related to the offering and the Acquisition. Pending consummation of the Acquisition, the $450.0 million gross proceeds from the 2029 Senior Notes offering were deposited into a segregated escrow account for the benefit of the holders of the 2029 Senior Notes, which was included within “Restricted cash” on the condensed consolidated balance sheet as of March 31, 2021. The gross proceeds from the 2029

Senior Notes offering were released upon satisfaction of certain escrow release conditions, including closing of the Acquisition, which was completed on May 3, 2021.

At any time prior to April 1, 2024, the Issuers may redeem the 2029 Senior Notes in whole or in part, at their option, at a redemption price equal to 100% of the principal amount of such notes plus the relevant applicable premium as of, and accrued and unpaid interest to, but not including, the redemption date. At any time and from time to time after April 1, 2024, the Issuers may redeem the 2029 Senior Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed to, but not including, the redemption date:

12-month period commencing April 1 in Year	Percentage
2024	102.563%
2025	101.281%
2026 and thereafter	100.000%

At any time prior to April 1, 2024, the Issuers may redeem up to 40% of the aggregate principal amount of the 2029 Senior Notes at a redemption price equal to 105.125%, plus accrued and unpaid interest to, but not including, the redemption date, with the aggregate gross proceeds from certain equity offerings.

The 2029 Senior Notes are the Issuers’ senior unsecured obligations and rank equally in right of payment with all of the Issuers’ existing and future indebtedness that is not expressly subordinated in right of payment thereto. The 2029 Senior Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) the Issuers’ existing and future secured indebtedness, including the Company’s accounts receivable facility and the Issuers’ Credit Facility, to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of the Issuers’ non-guarantor subsidiaries.

The Indenture contains customary covenants, including restrictions on the Issuers’ and certain of its subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Issuers’ affiliates and consolidation, merger, or transfer of all or substantially all of the Issuers’ assets, will be suspended during any period of time that (1) the 2029 Senior Notes have Investment Grade Status (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2029 Senior Notes are downgraded to below an Investment Grade Status, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of March 31, 2021, the Company was in compliance with all debt covenant requirements under the Indenture.

As of March 31, 2021, fees and expenses incurred in connection with the issuance of the 2029 Senior Notes were $2.2 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet, and are being amortized into “Interest expense, net” in the condensed consolidated statements of operations over their eight year term using the effective interest method.

In addition to proceeds from the 2029 Senior Notes, the remainder of the purchase price of the Acquisition was funded with $750.0 million in incremental term loan borrowings (“2028 Term Loan B”) entered into on May 3, 2021 under the Company’s existing senior secured credit facility, and available cash. The 2028 Term Loan B bears an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.50%, subject to a 0.00% LIBOR floor, and matures in May 2028. Concurrent with the closing of the Acquisition on May 3, 2021, the Company also extended the term of its 2022 Revolving Facility through May 2026.

NOTE 7—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2020 to March 31, 2021:

	Latex	Synthetic	Engineered	Base			Americas
	Binders	Rubber	Materials	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2020	$17.1	$12.1	$16.0	$24.2	$4.8	$—	$—	$74.2
Foreign currency impact	(0.8)	(0.5)	(0.7)	(1.1)	(0.2)	—	—	(3.3)
Balance at March 31, 2021	$16.3	$11.6	$15.3	$23.1	$4.6	$—	$—	$70.9

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

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. The Company entered into a specific such foreign exchange forward contract in December 2020 in order to economically hedge the euro-denominated purchase price of the Arkema PMMA business, which was acquired on May 3, 2021, as discussed in Note 14. These derivative contracts are not designated for hedge accounting treatment.

As of March 31, 2021, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $819.0 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2021:

March 31,
Buy / (Sell)	2021
Euro (1)	$665.2
Chinese Yuan	$(53.9)
Swiss Franc	$27.9
New Taiwan Dollar	$20.4
Indonesian Rupiah	$(12.6)
(1)	Amount includes $1.2 billion of notional for the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business, offset by $0.5 billion of notional for foreign currency hedges to sell euros.

Open foreign exchange forward contracts as of March 31, 2021 had maturities occurring over a period of three months.

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

Open foreign exchange cash flow hedges as of March 31, 2021 had maturities occurring over a period of nine months, and had a net notional U.S. dollar equivalent of $72.0 million.

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

As of March 31, 2021, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (0.11% as of March 31, 2021) from the counterparties.

Net Investment Hedge

The Company accounts for its cross currency swaps (“CCS”) under the spot method, meaning that changes in the fair value of the hedge included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded within AOCI, where they remain until either the sale or substantially complete liquidation of the subsidiary subject to the hedge. Additionally, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument and any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. The Company amortizes any initial excluded component value of a CCS as a reduction of “Interest expense, net” in the condensed consolidated statements of operations using the straight-line method over the remaining term of the related CCS. Additionally, interest receipts and payments are accrued under the terms of the Company’s CCS and are recognized within “Interest expense, net” in the condensed consolidated statements of operations.

The Company entered into a CCS arrangement (the “2017 CCS”) on September 1, 2017, swapping U.S. dollar principal and interest payments of $500.0 million at an interest rate of 5.375% on its 2025 Senior Notes for euro-denominated payments of €420.0 million at a weighted average interest rate of 3.45% for approximately five years. The 2017 CCS was initially designated under the forward method and then redesignated under the spot method effective April 1, 2018. At the time of redesignation, the 2017 CCS had a cumulative foreign currency translation loss in AOCI of $38.0 million. The excluded component value related to the 2017 CCS at April 1, 2018 was $23.6 million, which was being amortized over its remaining term. On February 26, 2020, the Company settled its 2017 CCS and replaced it with a new CCS arrangement (the “2020 CCS”) that carried substantially the same terms as the 2017 CCS. Upon settlement of the 2017 CCS, the Company realized net cash proceeds of $51.6 million. The remaining $13.8 million unamortized balance of the initial excluded component related to the 2017 CCS at the time of settlement will remain in AOCI until either the sale or substantially complete liquidation of the relevant subsidiaries. Under the 2020 CCS, the Company notionally exchanged $500.0 million at an interest rate of 5.375% for €459.3 million at a weighted average interest rate of 3.672% for approximately 2.7 years, with a final maturity of November 3, 2022. The cash flows under the 2020 CCS are aligned with the Company’s principal and interest obligations on its 5.375% 2025 Senior Notes.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended				Three Months Ended
	March 31, 2021				March 31, 2020
	Cost of sales	Interest expense, net	Acquisition purchase price hedge loss	Other expense, net	Cost of sales	Interest expense, net	Acquisition purchase price hedge loss	Other expense, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(890.6)	$(12.0)	$(55.0)	$(2.7)	$(783.8)	$(10.3)	$—	$(1.6)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(0.3)	$—	$—	$—	$0.2	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(0.8)	$—	$—	$—	$(0.1)	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing (1)	$—	$1.9	$—	$—	$—	$3.4	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income (2)	$—	$—	$(55.0)	$19.7	$—	$—	$—	$13.8
(1)	Amount for the three months ended March 31, 2020 represents both the 2017 CCS through its settlement on February 26, 2020 and the 2020 CCS from when it was entered into on February 26, 2020 through March 31, 2021.
(2)	The $55.0 million loss incurred from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the three months ended March 31, 2021 is presented separately in the condensed consolidated statements of operations from the gains recorded on the Company’s other foreign exchange forward contracts.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three months ended March 31, 2021 and 2020:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended
	March 31,
	2021	2020
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$3.7	$2.1
Interest rate swaps	0.9	(5.8)
Total	$4.6	$(3.7)
Designated as Net Investment Hedges
Cross currency swaps (CCS) (1)	$26.2	$22.9
Total	$26.2	$22.9
(1)	Amount for the three months ended March 31, 2020 represents both the 2017 CCS through its settlement on February 26, 2020 and the 2020 CCS from when it was entered into on February 26, 2020 through March 31, 2020.

The Company recorded gains of $19.7 million and $13.8 million during the three months ended March 31, 2021 and 2020, respectively, from settlements and changes in the fair value of outstanding forward contracts (not designated as hedges), not including the loss of $55.0 million recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the three months ended March 31, 2021. The gains from the Company’s forward contracts offset net foreign exchange transaction losses of $19.9 million and $14.0 million during the three months ended March 31, 2021 and 2020, respectively, which resulted from the re-measurement of the Company’s foreign currency-denominated assets and liabilities. The cash settlements of these foreign exchange forward contracts are included within operating activities in the condensed consolidated statements of cash flows.

The Company expects to reclassify in the next twelve months an approximate $1.7 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of March 31, 2021 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2021
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$16.1	$1.6	$—	$4.1	$21.8
Deferred charges and other assets	—	—	—	—	—
Gross derivative asset position	16.1	1.6	—	4.1	21.8
Less: Counterparty netting	(7.3)	—	—	—	(7.3)
Net derivative asset position	$8.8	$1.6	$—	$4.1	$14.5
Liability Derivatives:
Accounts payable (1)	$(49.5)	$—	$(3.3)	$—	$(52.8)
Other noncurrent obligations	—	—	(1.6)	(39.4)	(41.0)
Gross derivative liability position	(49.5)	—	(4.9)	(39.4)	(93.8)
Less: Counterparty netting	7.3	—	—	—	7.3
Net derivative liability position	$(42.2)	$—	$(4.9)	$(39.4)	$(86.5)
Total net derivative position	$(33.4)	$1.6	$(4.9)	$(35.3)	$(72.0)

	December 31, 2020
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance (1)	$8.2	$—	$—	$5.0	$13.2
Deferred charges and other assets	—	—	—	—	—
Gross derivative asset position	8.2	—	—	5.0	13.2
Less: Counterparty netting	(6.5)	—	—	—	(6.5)
Net derivative asset position	$1.7	$—	$—	$5.0	$6.7
Liability Derivatives:
Accounts payable	$(8.3)	$(2.1)	$(3.4)	$—	$(13.8)
Other noncurrent obligations	—	—	(2.5)	(66.5)	(69.0)
Gross derivative liability position	(8.3)	(2.1)	(5.9)	(66.5)	(82.8)
Less: Counterparty netting	6.5	—	—	—	6.5
Net derivative liability position	$(1.8)	$(2.1)	$(5.9)	$(66.5)	$(76.3)
Total net derivative position	$(0.1)	$(2.1)	$(5.9)	$(61.5)	$(69.6)
(1)	Balances as of March 31, 2021 and December 31, 2020 include a $47.7 million payable and a $7.3 million receivable, respectively, representing the fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$8.8	$—	$8.8
Foreign exchange forward contracts—(Liabilities)	—	(42.2)	—	(42.2)
Foreign exchange cash flow hedges—Assets	—	1.6	—	1.6
Interest rate swaps—(Liabilities)	—	(4.9)	—	(4.9)
Cross currency swaps—Assets	—	4.1	—	4.1
Cross currency swaps—(Liabilities)	—	(39.4)	—	(39.4)
Total fair value	$—	$(72.0)	$—	$(72.0)

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1.7	$—	$1.7
Foreign exchange forward contracts—(Liabilities)	—	(1.8)	—	(1.8)
Foreign exchange cash flow hedges—(Liabilities)	—	(2.1)	—	(2.1)
Interest rate swaps—(Liabilities)	—	(5.9)	—	(5.9)
Cross currency swaps—Assets	—	5.0	—	5.0
Cross currency swaps—(Liabilities)	—	(66.5)	—	(66.5)
Total fair value	$—	$(69.6)	$—	$(69.6)

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

Nonrecurring Fair Value Measurements

There were no financial assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2021. The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2020, which were still held as of March 31, 2021. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continues to operate, and its polybutadiene rubber (“PBR,” specifically nickel and neodymium PBR) assets in Schkopau, Germany, which were mothballed in 2020. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As a result of the fair value measurements performed, the Company recorded impairment charges on the Boehlen styrene monomer assets and the Schkopau PBR assets of $10.3 million and $28.0 million, respectively, during the first quarter of 2020. Refer to the Company’s Annual Report for further information. As of March 31, 2021 and December 30, 2020, the value of the Boehlen styrene monomer assets was $3.5 million and $3.7 million, respectively, and the value of the Schkopau PBR assets was $1.5 million and $1.6 million, respectively, which are included in the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2020.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2021 and December 31, 2020:

	As of	As of
	March 31, 2021	December 31, 2020
2029 Senior Notes	$463.0	$—
2025 Senior Notes	514.1	513.5
2024 Term Loan B	673.1	674.0
Total fair value	$1,650.2	$1,187.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of March 31, 2021 and December 31, 2020.

NOTE 10—PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2021	2020
Effective income tax rate	22.8%	24.6%

Provision for income taxes for the three months ended March 31, 2021 totaled $21.1 million, resulting in an effective tax rate of 22.8%. Benefit from income taxes for the three months ended March 31, 2020 totaled $11.9 million, resulting in an effective tax rate of 24.6%.

The effective tax rate for 2020 was impacted by the tax benefit related to the impairment charges recorded during the period related to the Company’s assets in Boehlen and Schkopau, Germany. Refer to Note 9 for further information.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. No environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of March 31, 2021 and December 31, 2020, the Company had no accrued obligations for environmental remediation or restoration costs.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from one to seven years. In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the annual commitment as disclosed in the Notes to Consolidated Financial Statements included in the Annual Report.

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

NOTE 12—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended
	March 31,
	2021	2020
Defined Benefit Pension Plans
Service cost	$5.4	$4.3
Interest cost	0.5	0.8
Expected return on plan assets	(0.1)	(0.3)
Amortization of prior service credit	(0.2)	(0.3)
Amortization of net loss	1.8	1.2
Net periodic benefit cost	$7.4	$5.7

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three months ended March 31, 2021 and 2020.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $326.0 million and $337.5 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.6 million during the three months ended March 31, 2021. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $4.7 million to its defined benefit plans for the remainder of 2021.

NOTE 13—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three months ended March 31, 2021 and 2020, as well as unrecognized compensation cost as of March 31, 2021:

			As of
	Three Months Ended		March 31, 2021
	March 31,		Unrecognized	Weighted
	2021	2020	Compensation Cost	Average Years
RSUs	$1.8	$1.7	$12.9	2.2
Options	1.2	1.0	3.9	1.5
PSUs	0.5	0.5	5.0	2.3
Total share-based compensation expense	$3.5	$3.2

The following table summarizes awards granted and the respective weighted average grant date fair value for the three months ended March 31, 2021:

	Three Months Ended
	March 31, 2021
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	109,748	$61.11
Options	161,769	23.04
PSUs	49,463	61.06

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Expected term (in years)	5.50
Expected volatility	48.76%
Risk-free interest rate	0.64%
Dividend yield	1.75%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the three months ended March 31, 2021, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Expected term (in years)	3.00
Expected volatility	58.00%
Risk-free interest rate	0.20%
Share price	$61.06

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

NOTE 14—ACQUISITIONS AND DIVESTITURES

Acquisition of the Arkema PMMA Business

On March 19, 2021, pursuant to the terms of the Put Option Agreement the Company entered into with Arkema on December 14, 2020 to acquire Arkema’s PMMA business, as described in the Annual Report, and following Arkema’s exercise of its put option right under the Put Option Agreement on March 17, 2021, the Company and Arkema entered into a securities purchase agreement (the “SPA”) relating to the transfer of the PMMA business, and a warranty agreement relating thereto. Pursuant to the SPA, the Company agreed to acquire the PMMA business from Arkema for an initial purchase price of €1.137 billion (approximately $1.36 billion), subject to customary working capital and other closing adjustments. PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics.

The Acquisition closed on May 3, 2021 and was funded using the net proceeds from the Company’s new financing arrangements, including $450.0 million from its 2029 Senior Notes issued on March 24, 2021 and $750.0 million of incremental term loan borrowings under the 2028 Term Loan B entered into in conjunction with closing of the transaction, as well as available cash. Refer to Note 6 for further information on the financing arrangements used to fund the Acquisition.

NOTE 15—SEGMENTS

As discussed in the Annual Report, the Company realigned its reporting segments effective October 1, 2020, as a result of which the Company’s former Performance Plastics segment was reorganized into two standalone reporting segments: Engineered Materials and Base Plastics. There were no changes to the Company’s remaining five segments. Refer to the Annual Report for further information on the resegmentation. The information in the tables below has been retroactively adjusted to reflect the changes in reporting segments.

The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Synthetic Rubber segment produces synthetic rubber products used predominantly in high-performance tires, impact modifiers and technical rubber products, such as conveyer belts, hoses, seals and gaskets. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as the Company’s thermoplastic elastomers (“TPEs”) products which are sold into a variety of applications including footwear and automotive. The Base Plastics segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, ABS resins, and solution styrene-butadiene rubber (“SSBR”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three months ended March 31, 2021 and 2020. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three months ended March 31, 2021 and 2020.

	Latex	Synthetic	Engineered	Base			Americas
Three Months Ended (1)	Binders	Rubber	Materials	Plastics	Polystyrene	Feedstocks	Styrenics
March 31, 2021	$17.7	$14.2	$8.1	$66.1	$47.7	$46.6	$22.9
March 31, 2020	$21.5	$15.3	$8.2	$28.5	$11.8	$(16.2)	$9.8

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

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2021	2020
Income (loss) before income taxes	$92.6	$(48.2)
Interest expense, net	12.0	10.3
Depreciation and amortization	32.9	36.4
Corporate Unallocated(2)	22.4	21.9
Adjusted EBITDA Addbacks(3)	63.4	58.5
Segment Adjusted EBITDA	$223.3	$78.9
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Net gain on disposition of businesses and assets	$(0.2)	$(0.4)
Restructuring and other charges (Note 16)	0.4	1.8
Acquisition transaction and integration net costs (Note 14)	6.0	0.1
Acquisition purchase price hedge loss (Note 8)	55.0	—
Asset impairment charges or write-offs (Note 9)	—	38.3
Other items(a)	2.2	18.7
Total Adjusted EBITDA Addbacks	$63.4	$58.5
(a)	Other items for the three months ended March 31, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three months ended March 31, 2020 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

NOTE 16—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three months ended March 31, 2021 and 2020:

	Three Months Ended		Cumulative
	March 31,		Life-to-date
	2021	2020	Charges	Segment
Corporate Restructuring Program
Accelerated depreciation	$—	$1.3	$2.9
Employee termination benefits	0.3	0.3	19.8
Contract terminations	—	1.2	2.8
Decommissioning and other	—	—	0.2
Corporate Program Subtotal	$0.3	$2.8	$25.7	N/A(1)
Other Restructurings	0.1	0.3		Various
Total Restructuring Charges	$0.4	$3.1
(1)	In November 2019, the Company announced a corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency, which continued through the three months ended March 31, 2021. The Company expects to incur a limited amount of incremental employee termination benefit charges through the end of 2021, and the majority of these benefits are expected to be paid by the end of 2021. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of March 31, 2021. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2020	Expenses	Deductions(1)	March 31, 2021
Employee termination benefits	$8.4	$0.3	$(3.5)	$5.2
Contract terminations	0.1	—	—	0.1
Decommissioning and other	—	0.1	(0.1)	—
Total	$8.5	$0.4	$(3.6)	$5.3
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

placeholder

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2021 and 2020	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income	0.4	—	3.5	3.9
Amounts reclassified from AOCI to net income(1)	—	1.1	1.1	2.2
Balance as of March 31, 2021	$(108.6)	$(70.8)	$(0.6)	$(180.0)

Balance as of December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)
Other comprehensive income (loss)	10.7	0.6	(3.6)	7.7
Amounts reclassified from AOCI to net income (loss)(1)	—	0.6	(0.1)	0.5
Balance as of March 31, 2020	$(96.0)	$(55.1)	$(3.1)	$(154.2)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Statements of Operations
AOCI Components	2021	2020	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$0.3	$(0.2)	Cost of sales
Interest rate swaps	0.8	0.1	Interest expense, net
Total before tax	1.1	(0.1)
Tax effect	—	—	Provision for (benefit from) income taxes
Total, net of tax	$1.1	$(0.1)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.3)	(a)
Net actuarial loss	1.8	1.2	(a)
Total before tax	1.6	0.9
Tax effect	(0.5)	(0.3)	Provision for (benefit from) income taxes
Total, net of tax	$1.1	$0.6
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 12).

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

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in millions, except per share data)	2021	2020
Earnings:
Net income (loss)	$71.5	$(36.3)
Shares:
Weighted average ordinary shares outstanding	38.5	38.5
Dilutive effect of RSUs, option awards, and PSUs(1)	1.0	—
Diluted weighted average ordinary shares outstanding	39.5	38.5
Income (loss) per share:
Income (loss) per share—basic	$1.86	$(0.94)
Income (loss) per share—diluted	$1.81	$(0.94)
(1)	Refer to Note 13 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. There were 0.5 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2021. As the Company recorded a net loss for the three months ended March 31, 2020, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

placeholder

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2021 Year-to-Date Highlights

During the three months ended March 31, 2021, Trinseo recognized net income of $71.5 million and Adjusted EBITDA of $200.9 million, representing one of the highest quarterly net income and Adjusted EBITDA results in Trinseo’s history. These results were due mainly to higher margins, primarily in Base Plastics, Polystyrene and especially Feedstocks, as well as higher sales volumes in Engineered Materials and Synthetic Rubber. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Acquisition of the Arkema PMMA Business

On May 3, 2021, the Company closed on the previously-announced acquisition of the Arkema S.A. (“Arkema”) polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, referred to herein as the “PMMA business”) for an initial purchase price of €1.137 billion (approximately $1.36 billion), in addition to customary working capital and other closing adjustments. The transaction was announced on December 14, 2020, when the Company and Arkema entered into a Put Option Agreement. On March 17, 2021, Arkema exercised its put option right under the Put Option Agreement, pursuant to which the Company and Arkema entered into a securities purchase agreement (the “SPA”) on March 19, 2021 relating to the transfer of the PMMA business, and a warranty agreement relating thereto (the “Acquisition”). The Acquisition was funded primarily using proceeds from new debt financing arrangements as described below. PMMA is a transparent and rigid plastic with a wide range of end uses, and complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics.

New Financing Arrangements

On March 24, 2021, the Company issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”). Further, on May 3, 2021, in conjunction with the closing of the Acquisition, the Company entered into $750.0 million in incremental term loan borrowings (“2028 Term Loan B”) under our existing senior secured credit facility. The net proceeds from the 2029 Senior Notes and the 2028 Term Loan B, as well as available cash, were used to fund the Acquisition. Refer to Note 6 in the condensed consolidated financial statements for further details on these new financing arrangements.

Exploration of Potential Divestiture of Synthetic Rubber Business

In December 2020, the Company announced that we are exploring the potential divestiture of our Synthetic Rubber business. While we are evaluating the best strategy to pursue for our Synthetic Rubber business, we continue to believe that this business remains a valuable asset with potential for growth in the global tire market.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(in millions)	2021	%	2020	%
Net sales	$1,092.6	100%	$853.5	100%
Cost of sales	890.6	82%	783.8	92%
Gross profit	202.0	18%	69.7	8%
Selling, general and administrative expenses	62.6	6%	77.5	9%
Equity in earnings of unconsolidated affiliates	22.9	2%	9.8	1%
Impairment charges	—	—%	38.3	4%
Operating income (loss)	162.3	14%	(36.3)	(4)%
Interest expense, net	12.0	1%	10.3	1%
Acquisition purchase price hedge loss	55.0	5%	—	—%
Other expense, net	2.7	—%	1.6	—%
Income (loss) before income taxes	92.6	8%	(48.2)	(6)%
Provision for (benefit from) income taxes	21.1	2%	(11.9)	(1)%
Net income (loss)	$71.5	6%	$(36.3)	(4)%

Three Months Ended – March 31, 2021 vs. March 31, 2020

Net Sales

Of the 28% increase in net sales, 16% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs, and 7% was due to increased volumes. An additional 4% increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar during the period.

Cost of Sales

The 14% increase in cost of sales was attributable to a 3% increase in raw material costs, a 5% increase in volumes, a 4% increase due to currency impacts and a 2% increase in utility costs.

Gross Profit

The increase in gross profit of 190% was primarily attributable to higher margins, primarily in Base Plastics, Polystyrene, and Feedstocks, where March styrene margins were the highest observed in over twenty years. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $14.9 million, or 19%, decrease in SG&A was due to several factors. Lower advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow, which was largely completed in the first quarter of 2020, resulted in a $16.8 million decrease. Also contributing to the decrease was a $2.2 million reduction in bad debt expense and a $1.4 million decrease in restructuring costs. Partially offsetting these decreases was an increase of $5.9 million due to transaction and integration costs incurred related to the acquisition of the Arkema PMMA business.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $13.1 million was due to equity earnings from Americas Styrenics, mainly attributable to increased sales volume and higher styrene margins in North America.

Impairment Charges

Impairment charges for the three months ended March 31, 2020 were related to the impairment charges recorded on the Boehlen styrene monomer assets and Schkopau PBR assets during the period.

Interest Expense, Net

The increase in interest expense, net of $1.7 million, or 17%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes during the first quarter of 2021. Refer to Note 6 in the condensed consolidated financial statements for further information.

Acquisition Purchase Price Hedge Loss

The $55.0 million acquisition purchase price hedge loss for the three months ended March 31, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business.

Other Expense, Net

Other expense, net for the three months ended March 31, 2021 was $2.7 million, which included $2.0 million of expense related to the non-service cost components of net periodic benefit cost as well as foreign exchange transaction losses of $0.2 million. Net foreign transaction losses included $19.9 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $19.7 million of gains from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended March 31, 2021 totaled $21.1 million, resulting in an effective tax rate of 22.8%. Benefit from income taxes for the three months ended March 31, 2020 totaled $11.9 million, resulting in an effective tax rate of 24.6%.

The increase in provision for income taxes is primarily driven by the $140.8 million increase in income before income taxes.

Outlook

Following a year in which there were challenging economic conditions due to the adverse impacts of the COVID-19 pandemic, particularly in the first half of 2020, the Company observed continued market recovery in the first quarter of 2021. As a result of the strong market conditions and the Company’s continued focus on our business excellence program, the Company had one of our highest quarterly net income results and our highest quarterly Adjusted EBITDA in our history during the first quarter of 2021. As discussed above in “2021 Highlights,” on May 3, 2021 the Company completed the acquisition of the Arkema PMMA business, which is the first step in our transformation into an advanced specialty and sustainable solutions provider. With one of our best profitability quarters ever in the first quarter, a similar outlook for the second quarter, the PMMA business acquisition and continued focus on business excellence initiatives, we expect very strong profitability in 2021.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2021 and 2020. Inter-segment sales have been eliminated. Refer to Note 15 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income before income taxes to segment Adjusted EBITDA. Prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the fourth quarter of 2020, as described in Note 15 of the condensed consolidated financial statements.

Latex Binders Segment

Our Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a broad range of performance latex binders products, including SB latex, styrene-acrylate latex (“SA latex”), and vinylidene chloride latex for coatings, adhesives, sealants, and elastomers (“CASE”) applications.

	Three Months Ended
	March 31,
($ in millions)	2021	2020	% Change
Net sales	$250.9	$219.1	15%
Adjusted EBITDA	$17.7	$21.5	(18)%
Adjusted EBITDA margin	7%	10%

Three Months Ended – March 31, 2021 vs. March 31, 2020

The 15% increase in net sales was primarily due to a 9% increase in pricing from the pass through of raw material costs. Additionally, there was an increase of 4% due to foreign exchange rate impacts and an increase of 2% due to increased sales volume for the period, which was attributable to higher sales to CASE, textile, board and specialty paper applications, partially offset by lower sales to graphical paper applications.

The $3.8 million, or 18%, decrease in Adjusted EBITDA was primarily due to lower margins of $7.0 million, or 33%, which was a result of unfavorable net timing caused by an unfavorable price lag from the sharp increase in styrene prices in March. These decreases were partially offset by an increase of $2.1 million, or 10%, due to foreign exchange rate impacts and an increase of $1.8 million, or 8%, attributable to increased sales volume, as noted above.

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

	Three Months Ended
	March 31,
($ in millions)	2021	2020	% Change
Net sales	$124.2	$101.7	22%
Adjusted EBITDA	$14.2	$15.3	(7)%
Adjusted EBITDA margin	11%	15%

Three Months Ended – March 31, 2021 vs. March 31, 2020

Of the 22% increase in net sales, 11% of the increase was due to foreign exchange rate impacts and 10% of the increase was due to increased sales volume, particularly in SSBR due to growth initiatives and improvement in tire market demand.

The $1.1 million, or 7%, decrease in Adjusted EBITDA was primarily due to lower margins, including an unfavorable impact from net timing, which resulted in a $5.8 million, or 38%, decrease, as well as higher fixed costs, which resulted in a $3.4 million, or 22%, decrease, and which were attributable to a prior year inventory build recognized in the current period. These decreases were partially offset by increased sales volume, as described above, which resulted in a $6.0 million, or 39%, increase. Further offsetting these decreases was an increase of $2.1 million, or 14%, due to foreign exchange rate impacts.

Engineered Materials Segment

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products sold into high growth and high value applications in markets such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive.

	Three Months Ended
	March 31,
($ in millions)	2021	2020	% Change
Net sales	$65.8	$47.7	38%
Adjusted EBITDA	$8.1	$8.2	(1)%
Adjusted EBITDA margin	12%	17%

Three Months Ended – March 31, 2021 vs. March 31, 2020

The 38% increase in net sales was primarily due to increased sales volume of 35%, due mainly to higher sales volume to consumer electronics applications in Asia and TPE applications in Europe. Additionally, there was an increase of 4% due to foreign exchange rate impacts. These increases were partially offset by a decrease of 2% due to lower pricing.

The $0.1 million, or 1%, decrease in Adjusted EBITDA was primarily due to a decrease of $8.9 million, or 109%, attributable to lower margins resulting from higher raw material costs, primarily polycarbonate, which were partially offset by increased sales volume resulting in a $7.6 million, or 93%, increase as discussed above, and an additional increase of $0.9 million, or 11%, due to lower fixed costs.

Base Plastics Segment

Our Base Plastics segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses.

	Three Months Ended
	March 31,
($ in millions)	2021	2020	% Change
Net sales	$328.9	$257.4	28%
Adjusted EBITDA	$66.1	$28.5	132%
Adjusted EBITDA margin	20%	11%

Three Months Ended – March 31, 2021 vs. March 31, 2020

Of the 28% increase in net sales, 12% was due to higher pricing from the pass through of raw material costs, primarily styrene. An additional 8% increase was attributable to increased sales volume to applications such as construction, and a 7% increase was due to foreign exchange rate impacts.

The $37.6 million, or 132%, increase in Adjusted EBITDA was primarily due to higher margins of $21.9 million, or 77%, particularly in ABS and polycarbonate, as well as an increase of $8.5 million, or 30%, due to foreign exchange rate impacts. Also contributing to the increase was a $5.3 million, or 19%, decrease in fixed costs primarily from the Company’s cost reduction initiatives as well as an increase of $1.9 million, or 7%, due to increased sales volume.

Polystyrene Segment

Our product offerings in our Polystyrene segment include a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). These products provide customers with performance and aesthetics at a low cost across applications, including appliances, packaging, including food packaging and food service disposables, consumer electronics, and building and construction materials. In April 2021, the Company announced our plans to build a full commercial scale polystyrene recycling plant in Tessenderlo, Belgium, which is expected to be operational in 2023.

	Three Months Ended
	March 31,
($ in millions)	2021	2020	% Change
Net sales	$266.9	$182.8	46%
Adjusted EBITDA	$47.7	$11.8	304%
Adjusted EBITDA margin	18%	6%

Three Months Ended – March 31, 2021 vs. March 31, 2020

Of the 46% increase in net sales, 39% of the increase was due to higher pricing primarily from the pass through of higher styrene costs to our customers, and 7% of the increase was due to increased sales volume, particularly in appliances and consumer goods applications.

The $35.9 million, or 304%, increase in Adjusted EBITDA was primarily due to higher margins, particularly in Asia, resulting from commercial excellence initiatives, strong market conditions, and favorable net raw material timing, which resulted in an increase of $32.3 million, or 273%. Additionally, increased sales volume resulted in a $2.2 million, or 19%, increase, and lower fixed costs resulted in a $1.8 million, or 15%, increase. These effects were partially offset by a $1.0 million, or 8%, decrease due to foreign exchange rate impacts.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended
	March 31,
($ in millions)	2021	2020	% Change
Net sales	$55.9	$44.8	25%
Adjusted EBITDA	$46.6	$(16.2)	388%
Adjusted EBITDA margin	83%	(36)%

Three Months Ended – March 31, 2021 vs. March 31, 2020

Of the 25% increase in net sales, 38% was due to higher pricing from the pass through of higher styrene prices. This effect was partially offset by a 13% decrease due to lower styrene-related sales volume.

The increase of $62.8 million in Adjusted EBITDA was primarily due to higher styrene margins in Europe from strong demand and tight supply, particularly in March, which resulted in an increase of $67.0 million, or 413%. Partially offsetting this effect was a decrease of $2.7 million, or 16%, due to foreign exchange rate impacts.

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

	Three Months Ended
	March 31,
($ in millions)	2021	2020	% Change
Adjusted EBITDA*	$22.9	$9.8	134%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – March 31, 2021 vs. March 31, 2020

The increase in Adjusted EBITDA was mainly due to increased sales volume and higher styrene margins in North America, including impacts from industry outages caused by weather related and other events.

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

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income (loss)	$71.5	$(36.3)
Interest expense, net	12.0	10.3
Provision for (benefit from) income taxes	21.1	(11.9)
Depreciation and amortization	32.9	36.4
EBITDA(a)	$137.5	$(1.5)
Net gain on disposition of businesses and assets	(0.2)	(0.4)
Restructuring and other charges(b)	0.4	1.8
Acquisition transaction and integration net costs(c)	6.0	0.1
Acquisition purchase price hedge loss(d)	55.0	—
Asset impairment charges or write-offs(e)	—	38.3
Other items(f)	2.2	18.7
Adjusted EBITDA	$200.9	$57.0
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the three months ended March 31, 2021 and 2020 primarily relate to employee termination benefit charges as well as contract termination charges incurred in connection with the Company’s corporate restructuring program announced in the fourth quarter of 2019, as well as charges incurred for the other restructuring programs. Refer to Note 16 in the condensed consolidated financial statements for further information regarding restructuring activities.
(c)	Acquisition transaction and integration net costs for the three months ended March 31, 2021 relate to expenses incurred for the Company’s acquisition of the Arkema PMMA business.
(d)	Acquisition purchase price hedge loss for the three months ended March 31, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business.
(e)	Asset impairment charges or write-offs for the three months ended March 31, 2020 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany and PBR assets in Schkopau, Germany. Refer to Note 9 in the condensed consolidated financial statements for further information.
(f)	Other items for the three months ended March 31, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three months ended March 31, 2020 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2021 and 2020. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$51.0	$(5.8)
Investing activities	(12.6)	39.1
Financing activities	450.8	(46.7)
Effect of exchange rates on cash	(9.5)	(2.7)
Net change in cash, cash equivalents, and restricted cash	$479.7	$(16.1)

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2021 totaled $51.0 million, driven by very strong earnings during the quarter, and inclusive of a dividend received from Americas Styrenics of $15.0 million. Net cash used in operating assets and liabilities for the three months ended March 31, 2021 totaled $89.8 million, noting an increase in accounts receivable of $138.8 million as well as an increase in inventories of $89.5 million. These effects were partially offset by an increase in accounts payable and other current liabilities of $114.9 million, an increase in other liabilities of $14.6 million, and an increase in income taxes payable of $4.9 million. The increases in accounts receivable, inventories, and accounts payable and other current liabilities during the period were primarily attributable to increased sales volume across all segments except for Feedstocks as well as increased prices, including both raw material prices and selling prices due to our pass through pricing arrangements.

Net cash used in operating activities during the three months ended March 31, 2020 totaled $5.8 million. Net cash used in operating assets and liabilities for the three months ended March 31, 2020 totaled $14.6 million, noting an increase in accounts receivable of $12.7 million, a decrease in accounts payable and other current liabilities of $28.9 million, and a decrease in income taxes payable of $3.3 million. This activity was partially offset by a decrease in inventories of $26.8 million. Accounts receivable at the end of the first quarter increased relative to the end of 2019 primarily due to higher selling prices in the Engineered Materials, Base Plastics and Polystyrene segments during the period. The decrease in accounts payable and other current liabilities was due to timing of vendor payments, while the decrease in income taxes payable was primarily due to the overall reduction in earnings before income taxes. The decrease in inventories was primarily due to actions taken to reduce inventory levels as well as decreased raw material prices.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 totaled $12.6 million, which was entirely attributable to capital expenditures.

Net cash provided by investing activities during the three months ended March 31, 2020 totaled $39.1 million, primarily resulting from proceeds from the settlement of hedging instruments of $51.6 million as well as proceeds from the sale of businesses and other assets (primarily our land in Livorno, Italy) of $11.6 million. These impacts were partially offset by capital expenditures of $24.3 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 totaled $450.8 million. This activity was primarily due to $450.0 million in proceeds from the issuance of the 2029 Senior Notes as well as $9.0 million in proceeds from the exercise of option awards. This activity is partially offset by $3.3 million of dividend payments, $2.8 million of net repayments of short-term borrowings, and $1.3 million of deferred financing fees primarily related to the issuance of our 2029 Senior Notes during the period.

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

	Three Months Ended
	March 31,
(in millions)	2021	2020
Cash provided by (used in) operating activities	$51.0	$(5.8)
Capital expenditures	(12.6)	(24.3)
Free Cash Flow	$38.4	$(30.1)

Refer to the discussion above for significant impacts to cash provided by operating activities for the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021 and December 31, 2020, we had $1,637.1 million and $1,188.0 million, respectively, in outstanding indebtedness and $1,527.4 million and $983.8 million, respectively, in working capital. In addition, as of March 31, 2021 and December 31, 2020, we had $75.0 million and $172.8 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As discussed in Note 6 of the condensed consolidated financial statements, the Company completed a senior note issuance during the first quarter of 2021, the results of which are reflected in the table below. For definitions of capitalized terms not included herein, refer to the Annual Report.

The following table outlines our outstanding indebtedness as of March 31, 2021 and December 31, 2020 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report.

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2021			December 31, 2020
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$677.3	2.1%	$5.1	$677.3	2.6%	$23.3
2022 Revolving Facility	—	—%	0.7	—	—	3.7
2029 Senior Notes	450.0	5.1%	0.4	—	—	—
2025 Senior Notes	500.0	5.4%	5.1	500.0	5.4%	19.5
Accounts Receivable Securitization Facility	—	—	0.4	—	—	1.5
Other indebtedness*	9.8	2.6%	—	10.7	2.4%	0.1
Total	$1,637.1		$11.7	$1,188.0		$48.1

*For the three months ended March 31, 2021, interest expense on “Other indebtedness” totaled less than $0.1 million.

As of March 31, 2021, our Senior Credit Facility included the 2022 Revolving Facility, which was scheduled to mature in September 2022 and had a borrowing capacity of $375.0 million. As of March 31, 2021, the Company had $360.0 million of funds available for borrowing (net of $15.0 million outstanding letters of credit) under the 2022 Revolving Facility. Further, as of March 31, 2021, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2022 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is London Interbank Offered Rate (“LIBOR”) plus 2.00% (subject to a 0.00% LIBOR floor). The Company did not make net principal payments on the 2024 Term Loan B during the three months ended March 31, 2021. There is $8.7 million of scheduled future payments classified as current debt on the Company’s condensed consolidated balance sheet as of March 31, 2021 related to the 2024 Term Loan B.

In conjunction with the closing of the acquisition of the Arkema PMMA business on May 3, 2021, the Company entered into $750.0 million of incremental term loan borrowings (“2028 Term Loan B”) under our existing senior secured credit facility. The 2028 Term Loan B bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor, and matures in May 2028. Concurrent with the closing of the Acquisition, the Company also extended the term of our 2022 Revolving Facility through May 2026, noting no changes to the borrowing capacity of $375.0 million.

Our 2025 Senior Notes, as issued under the Indenture executed in 2017, include $500.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025. Interest on the 2025 Senior Notes is payable semi-annually on May 3 and November 3 of each year, which commenced on May 3, 2018. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to our Annual Report for further information.

Our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $450.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, which commences on August 15, 2021. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to Note 6 of the condensed consolidated financial statements for further details.

We continue to maintain our Accounts Receivable Securitization Facility which has a borrowing capacity of $150.0 million and matures in September 2021. As of March 31, 2021, there were no amounts outstanding under this facility, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (the “Issuers” of our 2029 Senior Notes and 2025 Senior Notes and “Borrowers” under our Senior Credit Facility) are dependent upon the cash generation and receipt of distributions and dividends or other payments from our subsidiaries and joint venture in order to satisfy their debt obligations. There are no known significant restrictions by third parties on the ability of subsidiaries of the Company to disburse or dividend funds to the Issuers and the Borrowers in order to satisfy these obligations. However, as the Company’s subsidiaries are located in a variety of jurisdictions, the Company can give no assurances that our subsidiaries will not face transfer restrictions in the future due to regulatory or other reasons beyond our control.

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the three months ended March 31, 2021, the Company declared dividends of $0.08 per ordinary share, totaling $3.4 million, all of which was accrued as of March 31, 2021 and which was paid in April 2021. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A-“Risk Factors” of our Annual Report. As of March 31, 2021, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

Contractual Obligations and Commercial Commitments

There have been no material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report, other than the items discussed herein related to our new financing arrangements entered into in connection with the acquisition of the Arkema PMMA business, including the $450.0 million 2029 Senior Notes issued on March 24, 2021 and the $750.0 million 2028 Term Loan B entered into on May 3, 2021 upon closing of the transaction. Refer to Notes 6 and 14 of the condensed consolidated financial statements and the “Capital Resources and Liquidity” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for details on these contractual obligations entered into subsequent to December 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2020. Certain material updates to these risk factors are included below.

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

Risks Related to Acquisitions and Dispositions

We may fail to realize the anticipated benefits of the Acquisition or such benefits may take longer to realize than expected. We may also encounter difficulty integrating the PMMA business into our operations.

On May 3, 2021, we announced the closing of our acquisition from Arkema S.A. (“Arkema”) of its polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, referred to herein as the “PMMA business”) for a purchase price of €1.137 billion (the “Acquisition”).

Our ability to realize the anticipated benefits of the Acquisition will depend on our ability to integrate the PMMA business into ours. Combining these businesses will be a complex and time-consuming process. As a result, we expect to devote significant attention and resources preparing for and then integrating the operations, systems, processes, procedures and personnel of the acquired PMMA business. This integration process may be disruptive to our ongoing business, and, if we fail to effectively integrate, or if integration takes longer or is more costly than expected, we could lose or diminish the expected benefits of the Acquisition. Even if we are able to integrate the PMMA business successfully, this integration may not result in the realization of the synergies and benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all.

We also face risks that we fail to meet our financial and strategic goals, due to, among other things, inability to grow and manage growth profitability, maintain relationships with customers or retain key employees. We may also be adversely affected by other economic, business, and/or competitive factors which may not have existed at the time of closing. Such conditions could materially adversely impact our business and results of operations.

Risks Related to Our Indebtedness

Our current and future level of indebtedness of our subsidiaries, including the incurrence of additional indebtedness to fund the Acquisition, could adversely affect our financial condition.

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

Additionally, in connection with the Acquisition, our Trinseo Materials Operating S.C.A. and Trinseo Materials Finance Inc. subsidiaries issued $450.0 million principal amount of 5.125% Senior Notes due 2029 (the “2029 Senior Notes”) and borrowed an additional $750.0 million in term loans under our Senior Credit Facility, the proceeds of which were used to pay a portion of the purchase price of the Acquisition.

Our current level of indebtedness, as well as future borrowings or other indebtedness, could have significant consequences for our business, including but not limited to:

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

Although the terms of our senior secured credit agreement (the “Credit Agreement”) governing our senior secured financing facility of up to $1,075.0 million (the “Senior Credit Facility”), and the note indentures governing the 2029 Senior Notes and our 5.375% senior notes due 2025 (the “Indentures”), contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Also, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in the Senior Credit Facility or the Indentures, such as operating leases and trade payables. If new debt is added to our subsidiaries’ current debt levels, the risks related to indebtedness that we now face could intensify.

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

The Indentures and the Credit Agreement governing our Senior Credit Facility contain a number of covenants imposing certain restrictions on our subsidiaries’ businesses. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our subsidiaries’ ability to:

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

A failure to repay amounts owed under the Senior Credit Facility, or the notes issued under our Indentures, at maturity would result in a default. In addition, a breach of any of the covenants in the Credit Agreement or Indentures or our inability to comply with the required financial ratios or limits could result in a default. If a default occurs, lenders may refuse to lend us additional funds and the lenders or noteholders could declare all of the debt and any accrued interest and fees immediately due and payable. A default under one of our subsidiaries’ debt agreements may trigger a cross-default under our other debt agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under shareholder authorization granted at our annual generally meeting held on June 9, 2020, the Company is authorized to repurchase up to 3.6 million ordinary shares over the next two years at a price per share of not less than $1.00 and not more than $1,000.00. In December 2020, the Company announced our decision to suspend the share repurchase program. There were no share repurchases during the three months ended March 31, 2021. There are 3.6 million ordinary shares available for repurchase under the 2020 share repurchase authorization as of March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement, by and between Trinseo S.A. and Arkema S.A., dated March 19, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 22, 2021)

2.2†*	Amendatory Agreement dated May 3, 2021, in respect of the Share Purchase Agreement by and between Arkema S.A. and Arkema France S.A., on the one hand and Trinseo S.A. dated March 19, 2021

3.1

Amended and Restated Articles of Association of Trinseo S.A., as amended (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 3, 2018)

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 5, 2017)

4.3

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of March 24, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2021)

10.1	Warranty Agreement, by and between Trinseo S.A. and Arkema S.A., dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2021)

10.2†	Employment Agreement between Trinseo Europe GmbH and Andre Lanning, dated May 1, 2020

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

*  Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Trinseo S.A. hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 7, 2021

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)