Form 10-Q
period 2021-06-30
Trinseo S.A.
filed 2021-08-05
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 2, 2021, there were 38,827,828 of the registrant’s ordinary shares outstanding.

Trinseo S.A.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2021

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding the timing of the acquisition of Aristech Surfaces LLC (“Aristech Surfaces”), and the results of operations, expected margins and synergies from the acquisition, the timing of the proposed sale of our Synthetic Rubber business and expected proceeds of the proposed sale, our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to successfully complete the Aristech Surfaces acquisition and meet the conditions to closing, including regulatory approvals, our ability to successfully integrate Aristech Surfaces and its employees, generate expected cost and revenue synergies and expected margins, and profitably grow the Aristech Surfaces business, our ability to complete the sale of our Synthetic Rubber business or obtain necessary regulatory approvals, and those discussed in our Annual Report filed with the SEC on February 22, 2021 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO S.A.

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$367.0	$588.7
Accounts receivable, net of allowance for doubtful accounts (June 30, 2021: $4.5; December 31, 2020: $5.6)	769.0	469.5
Inventories	562.9	324.1
Other current assets	30.2	14.5
Current assets held-for-sale	383.0	120.3
Total current assets	2,112.1	1,517.1
Investments in unconsolidated affiliates	253.2	240.1
Property, plant and equipment, net of accumulated depreciation (June 30, 2021: $546.9; December 31, 2020: $524.7)	641.3	431.1
Other assets
Goodwill	623.5	62.1
Other intangible assets, net	649.4	162.6
Right-of-use assets - operating, net	81.2	77.8
Deferred income tax assets	78.5	90.2
Deferred charges and other assets	65.5	36.0
Noncurrent assets held-for-sale	—	228.2
Total other assets	1,498.1	656.9
Total assets	$4,504.7	$2,845.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$19.1	$12.2
Accounts payable	495.1	325.9
Current lease liabilities - operating	18.2	15.5
Income taxes payable	26.3	10.0
Accrued expenses and other current liabilities	168.9	127.5
Current liabilities held-for-sale	86.4	42.2
Total current liabilities	814.0	533.3
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,310.1	1,158.1
Noncurrent lease liabilities - operating	65.5	65.5
Deferred income tax liabilities	90.7	60.7
Other noncurrent obligations	394.6	395.0
Noncurrent liabilities held-for-sale	—	42.3
Total noncurrent liabilities	2,860.9	1,721.6
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 50,000.0 shares authorized (June 30, 2021: 48.8 shares issued and 38.8 shares outstanding; December 31, 2020: 48.8 shares issued and 38.4 shares outstanding)	0.5	0.5
Additional paid-in-capital	578.7	579.6
Treasury shares, at cost (June 30, 2021: 10.0 shares; December 31, 2020: 10.4 shares)	(525.3)	(542.9)
Retained earnings	955.8	739.2
Accumulated other comprehensive loss	(179.9)	(186.1)
Total shareholders’ equity	829.8	590.3
Total liabilities and shareholders’ equity	$4,504.7	$2,845.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$1,273.7	$534.3	$2,259.7	$1,297.3
Cost of sales	1,053.7	510.9	1,850.8	1,216.2
Gross profit	220.0	23.4	408.9	81.1
Selling, general and administrative expenses	97.3	52.9	153.8	125.7
Equity in earnings of unconsolidated affiliates	30.1	14.4	53.0	24.2
Impairment charges	1.8	—	1.8	10.3
Operating income (loss)	151.0	(15.1)	306.3	(30.7)
Interest expense, net	21.6	11.7	33.6	22.0
Acquisition purchase price hedge (gain) loss	(33.0)	—	22.0	—
Loss on extinguishment of long-term debt	0.5	—	0.5	—
Other expense, net	5.6	0.4	8.0	1.7
Income (loss) from continuing operations before income taxes	156.3	(27.2)	242.2	(54.4)
Provision for (benefit from) income taxes	23.3	(53.0)	43.4	(10.8)
Net income (loss) from continuing operations	133.0	25.8	198.8	(43.6)
Net income (loss) from discontinued operations, net of income taxes	18.6	(154.2)	24.3	(121.1)
Net income (loss)	$151.6	$(128.4)	$223.1	$(164.7)
Weighted average shares- basic	38.8	38.2	38.6	38.4
Net income (loss) per share- basic:
Continuing operations	$3.43	$0.68	$5.15	$(1.14)
Discontinued operations	0.48	(4.04)	0.62	(3.15)
Net income (loss) per share- basic	$3.91	$(3.36)	$5.77	$(4.29)
Weighted average shares- diluted	39.6	38.3	39.6	38.4
Net income (loss) per share- diluted:
Continuing operations	$3.35	$0.67	$5.02	$(1.14)
Discontinued operations	0.47	(4.02)	0.61	(3.15)
Net income (loss) per share- diluted	$3.82	$(3.35)	$5.63	$(4.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$151.6	$(128.4)	$223.1	$(164.7)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(0.7)	(1.1)	(0.3)	9.6
Net gain (loss) on cash flow hedges	(0.2)	(1.3)	4.4	(5.0)
Pension and other postretirement benefit plans:
Net gain arising during period (net of tax of $0.0, $0.0, $0.0, and $0.1)	—	—	—	0.6
Amounts reclassified from accumulated other comprehensive income	1.0	0.5	2.1	1.1
Total other comprehensive income (loss), net of tax	0.1	(1.9)	6.2	6.3
Comprehensive income (loss)	$151.7	$(130.3)	$229.3	$(158.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2020	38.4	10.4	$0.5	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	71.5	71.5
Other comprehensive income	—	—	—	—	—	6.1	—	6.1
Share-based compensation activity	0.3	(0.3)	—	(1.1)	12.9	—	—	11.8
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	(3.4)	(3.4)
Balance at March 31, 2021	38.7	10.1	$0.5	$578.5	$(530.0)	$(180.0)	$807.3	$676.3
Net income	—	—	—	—	—	—	151.6	151.6
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Share-based compensation activity	0.1	(0.1)	—	0.2	4.7	—	—	4.9
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	(3.1)	(3.1)
Balance at June 30, 2021	38.8	10.0	$0.5	$578.7	$(525.3)	$(179.9)	$955.8	$829.8

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2019	39.0	9.8	$0.5	$574.7	$(524.9)	$(162.4)	$781.0	$668.9
Net loss	—	—	—	—	—	—	(36.3)	(36.3)
Other comprehensive income	—	—	—	—	—	8.2	—	8.2
Share-based compensation activity	—	—	—	1.0	1.7	—	—	2.7
Purchase of treasury shares	(0.8)	0.8	—	—	(25.0)	—	—	(25.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.5)	(15.5)
Balance at March 31, 2020	38.2	10.6	$0.5	$575.7	$(548.2)	$(154.2)	$729.2	$603.0
Net loss	—	—	—	—	—	—	(128.4)	(128.4)
Other comprehensive loss	—	—	—	—	—	(1.9)	—	(1.9)
Share-based compensation activity	0.1	(0.1)	—	0.6	0.9	—	—	1.5
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.4)	(15.4)
Balance at June 30, 2020	38.3	10.5	$0.5	$576.3	$(547.3)	$(156.1)	$585.4	$458.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$223.1	$(164.7)
Less: Net income (loss) from discontinued operations	24.3	(121.1)
Net income (loss) from continuing operations	198.8	(43.6)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities - continuing operations
Depreciation and amortization	61.2	48.6
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	3.2	1.6
Deferred income tax	3.6	(12.0)
Share-based compensation expense	7.0	6.1
Earnings of unconsolidated affiliates, net of dividends	(13.1)	(24.2)
Unrealized net gain on foreign exchange forward contracts	(31.5)	(2.0)
Acquisition purchase price hedge loss	22.0	—
Loss on extinguishment of long-term debt	0.5	—
Gain on sale of businesses and other assets	(0.2)	(0.4)
Asset impairment charges or write-offs	1.8	10.3
Changes in assets and liabilities
Accounts receivable	(268.0)	87.8
Inventories	(165.4)	112.2
Accounts payable and other current liabilities	196.5	(115.4)
Income taxes payable	16.2	54.0
Other assets, net	(8.5)	(7.9)
Other liabilities, net	20.2	3.3
Cash provided by operating activities - continuing operations	44.3	118.4
Cash used in operating activities - discontinued operations	(14.3)	(42.6)
Cash provided by operating activities	30.0	75.8
Cash flows from investing activities
Capital expenditures	(30.0)	(38.2)
Cash received (paid) for asset or business acquisitions, net of cash acquired ($10.4)	(1,358.6)	0.1
Proceeds from the sale of businesses and other assets	0.2	11.9
Proceeds from (payments for) the settlement of hedging instruments	(14.7)	51.6
Cash provided by (used in) investing activities - continuing operations	(1,403.1)	25.4
Cash used in investing activities - discontinued operations	(2.4)	(10.0)
Cash provided by (used in) investing activities	(1,405.5)	15.4
Cash flows from financing activities
Deferred financing fees	(35.0)	—
Short-term borrowings, net	(6.2)	(5.4)
Purchase of treasury shares	—	(25.0)
Dividends paid	(6.4)	(31.2)
Proceeds from exercise of option awards	10.5	—
Withholding taxes paid on restricted share units	(0.8)	(0.6)
Repayments of 2024 Term Loan B	(3.5)	(3.4)
Net proceeds from issuance of 2028 Term Loan B	746.3	—
Net proceeds from issuance of 2029 Senior Notes	450.0	—
Proceeds from draw on 2022 Revolving Facility	—	100.0
Cash provided by financing activities	1,154.9	34.4
Effect of exchange rates on cash	(1.1)	(0.5)
Net change in cash, cash equivalents, and restricted cash	(221.7)	125.1
Cash, cash equivalents, and restricted cash—beginning of period	588.7	457.4
Cash, cash equivalents, and restricted cash—end of period	$367.0	$582.5
Less: Restricted cash	—	(0.7)
Cash and cash equivalents—end of period	$367.0	$581.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO S.A.

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo S.A. and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2021 and 2020 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2020 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended June 30, 2021. However, actual results could differ from these estimates and assumptions.

The December 31, 2020 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2020 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications pertain primarily to the Company’s entry into an agreement during the second quarter of 2021 to sell its Synthetic Rubber business, as a result of which the Company reclassified its Synthetic Rubber assets and liabilities as held-for-sale and reclassified the operating results of its Synthetic Rubber business, net of taxes, as discontinued operations for all periods presented. Refer to Note 4 for further information. Throughout this Quarterly Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. Additionally, the condensed consolidated financial statements herein reflect reclassifications related to the Company’s resegmentation effective October 1, 2020, as described in Note 16.

NOTE 2—RECENT ACCOUNTING GUIDANCE

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The amended guidance includes removal of certain exceptions to the general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The Company adopted the guidance effective January 1, 2021, noting that adoption did not have a material impact on its condensed consolidated financial statements.

NOTE 3—ACQUISITIONS

Acquisition of the Arkema PMMA Business

On May 3, 2021, the Company completed its previously-announced acquisition of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) business (together, the “PMMA business”) from Arkema S.A., (“Arkema”) through the purchase of 100% of the shares of certain subsidiaries of Arkema (the “Acquisition”). The Acquisition was completed pursuant to the Share Purchase Agreement, dated March 19, 2021 (the “SPA”), by and between the Company and Arkema. PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics.

The following table illustrates each component of the purchase price consideration related to the Acquisition:

Initial cash purchase price paid (1)	$1,369.0
Known purchase price adjustment, not yet paid (2)	1.7
Total purchase price consideration	$1,370.7
(1)	The Acquisition had an initial purchase price consideration of $1,370.7 million, of which $1,369.0 million was paid during the second quarter of 2021. This initial purchase price consideration is subject to customary working capital and other closing adjustments.

(2)	Known purchase price adjustment not yet paid relates primarily to consideration for certain assets at the Porto Marghera, Italy manufacturing site which will be legally transferred to Trinseo at a later date due to local transfer restrictions; however, the Company has the benefits and risks of ownership during the period from May 3, 2021 until the site legally transfers. This purchase price consideration is expected to be paid in the second half of 2021.

The Acquisition was funded using the net proceeds from the Company’s new financing arrangements, including $450.0 million from its 2029 Senior Notes issued on March 24, 2021 and $750.0 million of incremental borrowings under the 2028 Term Loan B entered into in conjunction with closing of the transaction, as well as available cash. Refer to Note 8 for further information on the financing arrangements used to fund the Acquisition.

The Company accounted for the Acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of that date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the Acquisition; however, preliminary measurements of fair value, including, but not limited to, inventory, intangible assets, property, plant and equipment, pension and postretirement obligations, contingent liabilities, including environmental remediation obligations, and deferred tax assets and liabilities are subject to change during the measurement period, and such changes could be material. The Company expects to finalize the valuation and accounting for the Acquisition as soon as practicable, but no later than one year after the acquisition date. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, the Company will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

The Company allocated the purchase price of the Acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income and cost approaches (or a combination thereof). Fair values were determined based on various inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates and terminal values. The fair value of pension liabilities assumed was determined in accordance with ASC 715 using key inputs including, but not limited to, discount rates, expected rates of return on plan assets, and future compensation growth rates. The various inputs used in the asset and pension valuations require significant management judgment.

The table below summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed, based on their relative fair values, which have been assessed as of the May 3, 2021 acquisition date:

May 3,
2021
Cash and cash equivalents	$10.4
Accounts receivable	19.1
Inventories (1)	78.6
Other current assets	8.7
Property, plant and equipment	236.0
Other intangible assets (2)
Customer relationships	326.6
Developed technology	133.0
Tradenames	46.0
Other amortizable intangible assets	0.4
Right-of-use assets - operating	4.1
Deferred charges and other assets	27.9
Total fair value of assets acquired	890.8

Accounts payable	(15.0)
Current lease liabilities - operating	(1.7)
Income taxes payable	(0.1)
Accrued expenses and other current liabilities	(11.7)
Noncurrent lease liabilities - operating	(2.5)
Deferred income tax liabilities	(34.3)
Other noncurrent obligations (3)	(22.5)
Total fair value of liabilities assumed	(87.8)
Net identifiable assets acquired	803.0
Purchase price consideration	1,370.7
Goodwill (4)	567.7
(1)	Fair value of finished goods inventory acquired included a step-up in the value of approximately $10.1 million, which was fully amortized during the second quarter of 2021 within "Cost of sales" on the condensed consolidated statements of operations as the related inventory was sold to customers.
(2)	The expected weighted average useful life of the acquired intangible assets are 13 years for customer relationships, 10 years for developed technology, 16 years for tradenames, and 1-5 years for other amortizable intangible assets.
(3)	Includes $18.2 million of net pension and other employee benefits assumed as part of the Acquisition.
(4)	Goodwill largely consists of strategic and synergistic opportunities resulting from combining the PMMA business with the Company’s existing businesses and is allocated entirely to the Engineered Materials segment. Approximately $310.0 million of goodwill related to this acquisition will be deductible for income tax purposes based on the preliminary purchase price.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company including the PMMA business for the three and six months ended June 30, 2021 and 2020, respectively, as if the Acquisition had occurred on January 1, 2020. The proforma results were calculated by combining the results of Trinseo with the PMMA business, but do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Acquisition. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Acquisition had occurred as of January 1, 2020, nor are they indicative of future results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$1,324.7	$676.0	$2,474.4	$1,580.7
Net income (loss)	$162.4	$(126.2)	$250.6	$(177.9)
Income (loss) from continuing operations	$143.8	$28.0	$226.3	$(56.8)

Net sales and net loss of the PMMA business between the May 3, 2021 acquisition date and June 30, 2021 were $107.4 million and $3.8 million, respectively, and are recognized within the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2021.

Transaction-related costs

Pursuant to GAAP, costs incurred to complete the Acquisition as well as costs incurred to integrate into our operations are expensed as incurred. The Company incurred $18.2 million and $19.8 million of transaction-related costs for the three and six months ended June 30, 2021, respectively. The amount was recorded within “Selling, general and administrative expenses” in the Company’s condensed consolidated statements of operations, and are reflected in the six months ended June 30, 2020 in the supplemental pro forma information above.

In connection with the Acquisition, the Company entered into certain customary transitional services agreements with Arkema to provide for the orderly separation and transition of various functions and processes. These services will be provided by Arkema to the Company for up to 18 months after closing, with certain extension options available. These services include information technology, accounting and finance, procurement, supply chain, and other services, while we assume the operations of the PMMA business.

Additionally, the Company paid Arkema $10.6 million for certain information technology separation costs in order to support the transition services agreements entered into at the time of close. These payments have not been included as a component of consideration transferred, and instead have been capitalized as prepaid assets within “Other current assets” on the condensed consolidated balance sheets. The cost will be recognized as expense over the period in which the services are expected to be rendered under the transition services agreements.

Subsequent Event – Announced Agreement to Acquire Aristech Surfaces

On July 19, 2021, the Company entered into an agreement with SK AA Holdings, LLC, the sole member of Aristech Surfaces LLC (“Aristech Surfaces”), to acquire Aristech Surfaces, a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, for a preliminary purchase price of $445.0 million, subject to customary working capital and other closing adjustments. Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter tops, signage, bath products and recreational vehicles. The business will become part of the Company’s Engineered Materials segment. The transaction will be funded with cash on hand and existing credit facilities. The Company anticipates the transaction will close by year-end 2021 subject to customary closing conditions and regulatory approvals.

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On May 21, 2021, the Company and Synthos S.A. and certain of its subsidiaries (together, “Synthos”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company has agreed to sell its Synthetic Rubber business to Synthos in an all-cash transaction for an aggregate price of $449.4 million, which reflects a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos, subject to certain adjustments related to working capital and the exercise of certain option rights related to equity investments held by the Company. This sale is expected to close in the first half of 2022, subject to customary closing conditions and regulatory approvals. As a result of entering into the Purchase Agreement, the assets and liabilities of the Company’s Synthetic Rubber business were classified as held-for-sale during the second quarter of 2021 in the condensed consolidated balance sheets and the associated operating results of the Synthetic Rubber business, net of income tax, have been classified as discontinued operations in the condensed consolidated statements of operations and statements of cash flows for all periods presented, in accordance with the guidance in ASC 205-20, Discontinued Operations.

The following table summarizes the assets and liabilities classified as held-for-sale at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Assets
Current assets
Accounts receivable, net of allowance	$85.7	$59.7
Inventories and other current assets	89.2	60.6
Total current assets	174.9	120.3
Property, plant and equipment, net	154.6	170.3
Other assets
Goodwill	11.7	12.1
Other intangible assets, net	17.9	20.2
Deferred charges and other assets	23.9	25.6
Total other assets	53.5	57.9
Total assets held-for-sale (1)	$383.0	$348.5
Liabilities
Current liabilities
Accounts payable	33.7	29.5
Accrued expenses and other current liabilities	10.3	12.7
Total current liabilities	44.0	42.2
Noncurrent liabilities
Other noncurrent obligations	42.4	42.3
Total noncurrent liabilities	42.4	42.3
Total liabilities held-for-sale (1)	$86.4	$84.5
(1)	All balance sheet amounts as of June 30, 2021 have been classified as current within the condensed consolidated balance sheets, as the sale is expected to occur within one year of the balance sheet date.

The following table summarizes the results of the Synthetic Rubber business for the three and six months ended June 30, 2021 and 2020, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$135.7	$36.4	$259.9	$138.1
Cost of sales	108.2	66.9	219.3	156.5
Gross profit (loss)	27.5	(30.5)	40.6	(18.4)
Selling, general and administrative expenses	5.6	5.4	11.8	10.3
Impairment charges	—	—	—	28.0
Operating income (loss)	21.9	(35.9)	28.8	(56.7)
Other expense, net	0.8	0.6	1.0	0.8
Income (loss) from discontinued operations before income taxes	21.1	(36.5)	27.8	(57.5)
Provision for income taxes	2.5	117.7	3.5	63.6
Net income (loss) from discontinued operations	$18.6	$(154.2)	$24.3	$(121.1)

Amounts for operating net sales and costs of sales which had previously been eliminated in consolidation related to intercompany sales of styrene monomer to the Synthetic Rubber business are now reflected on a gross basis as a component of net sales and costs of sales from continuing operations for all periods presented. The Company has recast these amounts because upon completion of the sale of the Synthetic Rubber business, the Company will continue to have these ongoing transactions with Synthos, under a supply agreement executed in conjunction with the divestiture. Refer to Note 5 for recast segment net sales reflecting this adjustment.

Additionally, the Company previously allocated certain corporate management overhead costs to the former Synthetic Rubber segment which may no longer be allocated to discontinued operations under the relevant authoritative accounting guidance. Accordingly, the Company has recast its segment reporting results to reflect the reattribution of these expenses in all periods presented. Refer to Note 16 for recast segment results reflecting this adjustment.

NOTE 5—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and six months ended June 30, 2021 and 2020. Prior period balances in this table have been recast to reflect current period presentation, as described in Notes 1 and 4, including updates for the classification of the Company’s former Synthetic Rubber segment as discontinued operations and the Company’s prior year resegmentation.

	Latex	Engineered	Base
Three Months Ended	Binders	Materials	Plastics	Polystyrene	Feedstocks	Total
June 30, 2021
United States	$74.1	$60.9	$71.6	$—	$3.3	$209.9
Europe	160.5	80.3	253.8	199.8	68.0	762.4
Asia-Pacific	74.3	37.8	51.9	113.5	—	277.5
Rest of World	2.3	2.0	19.6	—	—	23.9
Total	$311.2	$181.0	$396.9	$313.3	$71.3	$1,273.7
June 30, 2020
United States	$50.9	$7.4	$30.0	$—	$1.3	$89.6
Europe	72.3	8.7	89.1	95.1	21.6	286.8
Asia-Pacific	40.4	21.3	26.8	60.7	1.7	150.9
Rest of World	1.3	0.1	5.6	—	—	7.0
Total	$164.9	$37.5	$151.5	$155.8	$24.6	$534.3

Placeholder

	Latex	Engineered	Base
Six Months Ended	Binders	Materials	Plastics	Polystyrene	Feedstocks	Total
June 30, 2021
United States	$141.9	$71.1	$134.2	$—	$6.7	$353.9
Europe	278.1	101.4	451.7	349.0	138.1	1,318.3
Asia-Pacific	138.1	72.1	100.6	231.1	—	541.9
Rest of World	4.1	2.2	39.3	—	—	45.6
Total	$562.2	$246.8	$725.8	$580.1	$144.8	$2,259.7
June 30, 2020
United States	$113.1	$17.4	$90.7	$—	$3.9	$225.1
Europe	174.2	23.6	239.2	204.9	61.8	703.7
Asia-Pacific	92.8	44.2	53.6	133.7	14.8	339.1
Rest of World	3.9	0.1	25.4	—	—	29.4
Total	$384.0	$85.3	$408.9	$338.6	$80.5	$1,297.3

NOTE 6—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales	$495.6	$225.4	$918.5	$547.5
Gross profit	$74.5	$31.3	$139.9	$38.4
Net income	$63.6	$20.1	$114.6	$11.8

As of June 30, 2021 and December 31, 2020, the Company’s investment in Americas Styrenics was $253.2 million and $240.1 million, respectively, which was $12.0 million and $16.3 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over the weighted average remaining useful life of the contributed assets of approximately 2.8 years as of June 30, 2021. The Company received dividends of $25.0 million and $40.0 million from Americas Styrenics during the three and six months ended June 30, 2021, respectively, while no dividends were received during the three and six months ended June 30, 2020.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2021	2020
Finished goods	$262.3	$132.9
Raw materials and semi-finished goods	262.8	161.7
Supplies	37.8	29.5
Total	$562.9	$324.1

NOTE 8—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, debt consisted of the following:

			June 30, 2021			December 31, 2020
	Interest Rate as of June 30, 2021	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.104%	September 2024	$673.9	$(9.5)	$664.4	$677.3	$(10.8)	$666.5
2028 Term Loan B	2.604%	May 2028	746.3	(18.3)	728.0	—	—	—
2026 Revolving Facility(2)	Various	May 2026	—	—	—	—	—	—
2029 Senior Notes	5.125%	April 2029	450.0	(15.5)	434.5	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(5.6)	494.4	500.0	(6.2)	493.8
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—	—	—	—
Other indebtedness	Various	Various	7.9	—	7.9	10.0	—	10.0
Total debt			$2,378.1	$(48.9)	$2,329.2	$1,187.3	$(17.0)	$1,170.3
Less: current portion(4)					(19.1)			(12.2)
Total long-term debt, net of unamortized deferred financing fees					$2,310.1			$1,158.1
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	On May 3, 2021, in conjunction with the Acquisition, the Company extended its Revolving Facility (previously the “2022 Revolving Facility,” now the “2026 Revolving Facility”), originally maturing in September 2022, to May 2026, as described further below. As of June 30, 2021, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $360.4 million (net of $14.6 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of June 30, 2021, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. In regard to outstanding borrowings, fixed interest charges are 1.95% plus variable commercial paper rates, while for available, but undrawn commitments, fixed interest charges are 1.00%.

(4)	As of June 30, 2021, the current portion of long-term debt was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B. As of December 31, 2020, the current portion of long-term debt was primarily related to $7.0 million of the scheduled future principal payments on the 2024 Term Loan B.

2029 Senior Notes

On March 24, 2021, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers”), each an indirect, wholly-owned subsidiary of the Company, executed an indenture pursuant to which they issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2029 Senior Notes mature on April 1, 2029. The net proceeds from the 2029 Senior Notes offering were used as a portion of the funding needed for the Acquisition, in addition to fees and expenses related to the offering and the Acquisition. The gross proceeds from the 2029 Senior Notes offering were released upon satisfaction of certain escrow release conditions, including closing of the Acquisition, which was completed on May 3, 2021.

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

The Indenture contains customary covenants, including restrictions on the Issuers’ and certain of its subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Issuers’ affiliates and consolidation, merger, or transfer of all or substantially all of the Issuers’ assets, will be suspended during any period of time that (1) the 2029 Senior Notes have Investment Grade Status (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2029 Senior Notes are downgraded to below an Investment Grade Status, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of June 30, 2021, the Company was in compliance with all debt covenant requirements under the Indenture.

Total fees incurred in connection with the issuance of the 2029 Senior Notes were $15.9 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet, and are being amortized into “Interest expense, net” in the condensed consolidated statements of operations over their eight-year term using the effective interest method.

Senior Credit Facility

On May 3, 2021, the Issuers entered into (i) an amendment to the existing credit agreement dated as of September 6, 2017 in which the Issuers borrowed a new tranche of term loans in an aggregate amount of $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”), used to finance a portion of the purchase price of the Acquisition, and (ii) an amendment to the existing credit agreement, pursuant to which the existing revolving credit facility has been refinanced with a new revolving credit facility in an aggregate amount of $375.0 million, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility, maturing in May 2026. Amounts under the 2026 Revolving Facility are available in U.S. dollars and euros. The terms under the 2026 Revolving Facility are substantially unchanged from the 2022 Revolving Facility. Refer to the Annual Report for the terms of the 2022 Revolving Facility. As a result of amending the revolving credit facility, during the three and six months ended June 30, 2021, the Company recognized a $0.5 million loss on extinguishment of long-term debt related to the write-off of a portion of the existing unamortized deferred financing fees.

The 2028 Term Loan B bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor, and was issued at a 0.5% original issue discount. Further, the 2028 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2028 Term Loan B, with the balance to be paid at maturity.

The 2026 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2026 Revolving Facility exceeds 30% of the $375.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter end, then the Borrowers’ first lien net leverage ratio may not exceed 3.50 to 1.00. As of June 30, 2021, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

Fees incurred in connection with the issuance of the 2028 Term Loan B were $18.7 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet, and are being amortized into “Interest expense, net” in the condensed consolidated statements of operations over their seven-year term using the effective interest method.

Fees incurred in connection with the 2026 Revolving Facility were $0.4 million, which were capitalized and recorded within “Deferred charges and other assets” on the condensed consolidated balance sheet, and are being amortized along with the remaining $0.8 million of unamortized deferred financing fees from the Company’s former revolving credit facility (“2022 Revolving Facility”) into “Interest expense, net” in the condensed consolidated statements of operations over the five-year term of the facility using the straight-line method.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2020 to June 30, 2021:

	Latex	Engineered	Base			Americas
	Binders	Materials	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2020	$17.1	$16.0	$24.2	$4.8	$—	$—	$62.1
Acquisitions (Note 3)	—	567.7	—	—	—	—	567.7
Foreign currency impact	(0.6)	(4.8)	(0.8)	(0.1)	—	—	(6.3)
Balance at June 30, 2021	$16.5	$578.9	$23.4	$4.7	$—	$—	$623.5

NOTE 10—DERIVATIVE INSTRUMENTS

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

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. The Company entered into a specific such foreign exchange forward contract in December 2020 in order to economically hedge the euro-denominated purchase price of the Arkema PMMA business, which was acquired on May 3, 2021, as discussed in Note 3. These derivative contracts are not designated for hedge accounting treatment.

As of June 30, 2021, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $1,185.3 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2021:

June 30,
Buy / (Sell)	2021
Euro	$(1,046.0)
Chinese Yuan	$(50.9)
Swiss Franc	$31.1
Mexican Peso	$(15.3)
New Taiwan Dollar	$12.2

Open foreign exchange forward contracts as of June 30, 2021 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of June 30, 2021 had maturities occurring over a period of six months, and had a net notional U.S. dollar equivalent of $48.0 million.

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

As of June 30, 2021, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (0.10% as of June 30, 2021) from the counterparties.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended				Three Months Ended
	June 30, 2021				June 30, 2020
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,053.7)	$(21.6)	$33.0	$(5.6)	$(510.9)	$(11.7)	$—	$(0.4)

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$—	$—	$—	$—	$0.5	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(0.9)	$—	$—	$—	$(0.7)	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$1.7	$—	$—	$—	$2.0	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income (1)	$—	$—	$33.0	$0.4	$—	$—	$—	$(8.1)

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Six Months Ended				Six Months Ended
	June 30, 2021				June 30, 2020
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,850.8)	$(33.6)	$(22.0)	$(8.0)	$(1,216.2)	$(22.0)	$—	$(1.7)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(0.3)	$—	$—	$—	$0.6	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(1.7)	$—	$—	$—	$(0.7)	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing (2)	$—	$3.6	$—	$—	$—	$5.4	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income (1)	$—	$—	$(22.0)	$20.1	$—	$—	$—	$5.7
(1)	The $33.0 million gain and $22.0 million loss incurred from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the three and six months ended June 30, 2021, respectively, is presented separately in the condensed consolidated statements of operations from the gains recorded on the Company’s other foreign exchange forward contracts.
(2)	Amounts for the three and six months ended June 30, 2020 represents both the 2017 CCS through its settlement on February 26, 2020 and the 2020 CCS from when it was entered into on February 26, 2020 through June 30, 2020.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and six months ended June 30, 2021 and 2020:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$(1.0)	$(1.2)	$2.7	$0.9
Interest rate swaps	0.8	(0.1)	1.7	(5.9)
Total	$(0.2)	$(1.3)	$4.4	$(5.0)
Designated as Net Investment Hedges
Cross currency swaps (CCS) (1)	$(7.1)	$(10.3)	$19.1	$12.6
Total	$(7.1)	$(10.3)	$19.1	$12.6

(1)	Amount for the six months ended June 30, 2020 represents both the 2017 CCS through its settlement on February 26, 2020 and the 2020 CCS from when it was entered into on February 26, 2020 through June 30, 2021.

	Gain (Loss) Recognized in Other expense, net in Statement of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Settlements and changes in the fair value of forward contracts (not designated as hedges) (1)	$0.4	$(8.1)	$20.1	$5.7
Remeasurement of foreign currency-denominated assets and liabilities	$0.6	$9.0	$(19.3)	$(5.1)
	$1.0	$0.9	$0.8	$0.6
(1)	Amounts do not include the gains of $33.0 million and losses of $22.0 million recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the three and six months ended June 30, 2021, respectively.

The Company expects to reclassify in the next twelve months an approximate $2.9 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of June 30, 2021 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2021
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$25.4	$0.5	$—	$5.6	$31.5
Deferred charges and other assets	—	—	—	—	—
Gross derivative asset position	25.4	0.5	—	5.6	31.5
Less: Counterparty netting	(0.9)	—	—	—	(0.9)
Net derivative asset position	$24.5	$0.5	$—	$5.6	$30.6
Liability Derivatives:
Accounts payable	$(1.3)	$—	$(3.4)	$—	$(4.7)
Other noncurrent obligations	—	—	(0.8)	(48.1)	(48.9)
Gross derivative liability position	(1.3)	—	(4.2)	(48.1)	(53.6)
Less: Counterparty netting	0.9	—	—	—	0.9
Net derivative liability position	$(0.4)	$—	$(4.2)	$(48.1)	$(52.7)
Total net derivative position	$24.1	$0.5	$(4.2)	$(42.5)	$(22.1)

	December 31, 2020
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance (1)	$8.2	$—	$—	$5.0	$13.2
Deferred charges and other assets	—	—	—	—	—
Gross derivative asset position	8.2	—	—	5.0	13.2
Less: Counterparty netting	(6.5)	—	—	—	(6.5)
Net derivative asset position	$1.7	$—	$—	$5.0	$6.7
Liability Derivatives:
Accounts payable (1)	$(8.3)	$(2.1)	$(3.4)	$—	$(13.8)
Other noncurrent obligations	—	—	(2.5)	(66.5)	(69.0)
Gross derivative liability position	(8.3)	(2.1)	(5.9)	(66.5)	(82.8)
Less: Counterparty netting	6.5	—	—	—	6.5
Net derivative liability position	$(1.8)	$(2.1)	$(5.9)	$(66.5)	$(76.3)
Total net derivative position	$(0.1)	$(2.1)	$(5.9)	$(61.5)	$(69.6)
(1)	Balance as of December 31, 2020 includes a $7.3 million receivable representing the fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business.

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

Refer to Notes 11 and 18 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

NOTE 11—FAIR VALUE MEASUREMENTS

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$24.5	$—	$24.5
Foreign exchange forward contracts—(Liabilities)	—	(0.4)	—	(0.4)
Foreign exchange cash flow hedges—Assets	—	0.5	—	0.5
Interest rate swaps—(Liabilities)	—	(4.2)	—	(4.2)
Cross currency swaps—Assets	—	5.6	—	5.6
Cross currency swaps—(Liabilities)	—	(48.1)	—	(48.1)
Total fair value	$—	$(22.1)	$—	$(22.1)

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1.7	$—	$1.7
Foreign exchange forward contracts—(Liabilities)	—	(1.8)	—	(1.8)
Foreign exchange cash flow hedges—(Liabilities)	—	(2.1)	—	(2.1)
Interest rate swaps—(Liabilities)	—	(5.9)	—	(5.9)
Cross currency swaps—Assets	—	5.0	—	5.0
Cross currency swaps—(Liabilities)	—	(66.5)	—	(66.5)
Total fair value	$—	$(69.6)	$—	$(69.6)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2020, which were still held as of June 30, 2021. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continues to operate. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As a result of the fair value measurements performed, the Company recorded impairment charges on the Boehlen styrene monomer assets of $10.3 million during the first quarter of 2020. During the three and six months ended June 30, 2021, the Company recorded additional impairment charges of $1.8 million related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired, which are also included within “Impairment charges” on the condensed consolidated statements of operations. Refer to the Company’s Annual Report for further information. As of June 30, 2021 and December 31, 2020, the value of the Boehlen styrene monomer assets are recorded at $3.5 million and $3.7 million, respectively, within the Company’s condensed consolidated balance sheets herein.

The Company’s polybutadiene rubber (“PBR,” specifically nickel and neodymium PBR) assets in Schkopau, Germany, which were mothballed in 2020, had also been measured on a nonrecurring basis during the year ended December 31, 2020, resulting in impairment charges of $28.0 million being recorded during the first quarter of 2020. However, as the Schkopau PBR assets are part of the Synthetic Rubber business, during the second quarter of 2021 they were classified as held-for-sale and their operating results were classified as discontinued operations for all periods presented, along with the rest of the Synthetic Rubber business. Refer to Note 4 for further information.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as December 31, 2020.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2021 and December 31, 2020:

	As of	As of
	June 30, 2021	December 31, 2020
2029 Senior Notes	$460.3	$—
2028 Term Loan B	741.7	—
2025 Senior Notes	513.0	513.5
2024 Term Loan B	667.5	674.0
Total fair value	$2,382.5	$1,187.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors.

There were no other significant financial instruments outstanding as of June 30, 2021 and December 31, 2020.

NOTE 12—PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Effective income tax rate	14.9%	195.0%	17.9%	19.8%

Provision for income taxes for the three and six months ended June 30, 2021 totaled $23.3 million and $43.4 million, respectively, resulting in an effective tax rate of 14.9% and 17.9%, respectively. Benefit from income taxes for the three and six months ended June 30, 2020 totaled $53.0 million and $10.8 million, respectively, resulting in an effective tax rate of 195.0% and 19.8%, respectively.

The effective income tax rate for the three months ended June 30, 2020 was primarily driven by the change in the Company’s forecasted jurisdictional mix of earnings from first quarter 2020 estimates. The second quarter 2020 forecast anticipated a greater amount of income from continuing operations to be generated in lower rate jurisdictions than was previously estimated, resulting in a significant increase to the second quarter 2020 effective tax rate. Also impacting the rate for the three and six months ended June 30, 2020 was a tax benefit related to the impairment charges recorded during the period related to the Company’s assets in Boehlen, Germany. Refer to Note 9 in the condensed consolidated financial statements for further information.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the Acquisition, no environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of June 30, 2021 the Company had $5.0 million of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheet of the acquired PMMA business during the second quarter 2021. The Company had no accrued obligations for environmental remediation or restoration costs as of December 31, 2020.

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

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Defined Benefit Pension Plans (1)
Service cost	$4.1	$3.1	$8.2	$6.5
Interest cost	0.5	0.7	1.0	1.4
Expected return on plan assets	(0.3)	(0.3)	(0.3)	(0.6)
Amortization of prior service credit	(0.2)	(0.3)	(0.4)	(0.6)
Amortization of net loss	1.6	1.0	3.1	2.0
Net periodic benefit cost	$5.7	$4.2	$11.6	$8.7
(1)	All amounts represent components of net periodic benefit costs.

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three and six months ended June 30, 2021 and 2020.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $307.6 million and $294.4 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.0 million and $3.6 million during the three and six months ended June 30, 2021, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $2.9 million to its defined benefit plans for the remainder of 2021.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and six months ended June 30, 2021 and 2020, as well as unrecognized compensation cost as of June 30, 2021:

					As of
	Three Months Ended		Six Months Ended		June 30, 2021
	June 30,		June 30,		Unrecognized	Weighted
	2021	2020	2021	2020	Compensation Cost	Average Years
RSUs	$1.9	$1.7	$3.6	$3.3	$13.9	2.0
Options	1.1	0.8	2.2	1.8	4.7	1.5
PSUs	0.7	0.5	1.2	1.0	4.4	2.1
Total share-based compensation expense	$3.7	$3.0	$7.0	$6.1

The following table summarizes awards granted and the respective weighted average grant date fair value for the six months ended June 30, 2021:

	Six Months Ended
	June 30, 2021
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	166,575	$60.96
Options	240,412	23.35
PSUs	49,463	61.06

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
Expected term (in years)	5.50
Expected volatility	48.72%
Risk-free interest rate	0.75%
Dividend yield	1.78%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the six months ended June 30, 2021, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
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

NOTE 16—SEGMENTS

Beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business as discontinued operations in the condensed consolidated statements of operations for all periods presented, and therefore it is no longer presented as a separate reportable segment. Refer to Note 4 for further information. Additionally, as discussed in the Annual Report, the Company realigned its reporting segments effective October 1, 2020, as a result of which the Company’s former Performance Plastics segment was reorganized into two standalone reporting segments: Engineered Materials and Base Plastics. There were no changes to the Company’s remaining four segments. Refer to the Annual Report for further information on the resegmentation. The information in the tables below has been retroactively adjusted to reflect these changes in reporting segments.

The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the Acquisition on May 3, 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical and consumer electronics. The Base Plastics segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, and ABS resins. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and six months ended June 30, 2021 and 2020. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 5 for the Company’s net sales to external customers by segment for the three and six months ended June 30, 2021 and 2020.

	Latex	Engineered	Base			Americas
Three Months Ended (1)	Binders	Materials	Plastics	Polystyrene	Feedstocks	Styrenics
June 30, 2021	$32.2	$27.8	$82.0	$51.1	$39.8	$30.1
June 30, 2020	$16.1	$4.8	$(11.7)	$14.6	$(3.9)	$14.4

	Latex	Engineered	Base			Americas
Six Months Ended (1)	Binders	Materials	Plastics	Polystyrene	Feedstocks	Styrenics
June 30, 2021	$49.0	$35.8	$147.5	$98.4	$86.1	$53.0
June 30, 2020	$36.7	$12.9	$15.2	$26.0	$(20.8)	$24.2
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

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$156.3	$(27.2)	$242.2	$(54.4)
Interest expense, net	21.6	11.7	33.6	22.0
Depreciation and amortization	38.1	24.3	61.2	48.6
Corporate Unallocated(2)	23.9	17.5	46.4	39.5
Adjusted EBITDA Addbacks(3)	23.1	8.0	86.4	38.5
Segment Adjusted EBITDA	$263.0	$34.3	$469.8	$94.2
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Loss on extinguishment of long-term debt (Note 8)	$0.5	$—	$0.5	$—
Net gain on disposition of businesses and assets	—	—	(0.2)	(0.4)
Restructuring and other charges (Note 17)	6.3	5.4	6.7	7.2
Acquisition transaction and integration net costs (a)	43.2	(0.4)	49.2	(0.3)
Acquisition purchase price hedge (gain) loss (Note 10)	(33.0)	—	22.0	—
Asset impairment charges or write-offs (Note 11)	1.8	—	1.8	10.3
Other items (b)	4.3	3.0	6.4	21.7
Total Adjusted EBITDA Addbacks	$23.1	$8.0	$86.4	$38.5

(a)	Amounts for the three months ended June 30, 2021 include $18.2 million of acquisition costs, $10.4 million of integration costs, $10.1 million related to amortization of the fair-value step-up to inventory, and $4.5 million of transfer taxes associated with the Acquisition. Amounts for the six months ended June 30, 2021 include $19.8 million of acquisition costs, $14.8 million of integration costs, $10.1 million related to amortization of the fair-value step-up to inventory, and $4.5 million of transfer taxes associated with the Acquisition. Refer to Note 3 for further information.
(b)	Other items for the three and six months ended June 30, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three and six months ended June 30, 2020 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

NOTE 17—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Life-to-date
	2021	2020	2021	2020	Charges	Segment
Corporate Restructuring Program
Accelerated depreciation	$(0.4)	$1.2	$(0.4)	$2.5	$2.5
Employee termination benefits	0.1	4.1	0.5	4.4	20.0
Contract terminations	—	1.2	—	2.4	2.8
Decommissioning and other	—	—	—	—	0.2
Corporate Program Subtotal	$(0.3)	$6.5	$0.1	$9.3	$25.5	N/A(1)
Transformational Restructuring Program
Employee termination benefits	$6.2	$—	$6.2	$—	$6.2	N/A(2)
Transformational Program Subtotal	$6.2	$—	$6.2	$—	$6.2
Other Restructurings	—	0.1	—	0.4		Various
Total Restructuring Charges	$5.9	$6.6	$6.3	$9.7
(1)	In November 2019, the Company announced a corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency, which continued through the three and six months ended June 30, 2021. The Company expects to incur a limited amount of incremental employee termination benefit charges through the end of 2021, and the majority of these benefits are expected to be paid by the end of 2021. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

(2)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s recent strategic initiatives. In connection with this restructuring program, during the second quarter of 2021, the Company incurred initial employee termination benefits charges of $6.2 million. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of June 30, 2021 of less than $1.0 million, the majority of which are expected to be paid by June 30, 2022. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of June 30, 2021. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2020	Expenses	Deductions(1)	June 30, 2021
Employee termination benefits	$7.9	$6.7	$(4.3)	$10.3
Contract terminations	0.1	—	—	0.1
Total	$8.0	$6.7	$(4.3)	$10.4
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2021 and 2020	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of March 31, 2021	$(108.6)	$(70.8)	$(0.6)	$(180.0)
Other comprehensive loss	(0.7)	—	(1.1)	(1.8)
Amounts reclassified from AOCI to net income(1)	—	1.0	0.9	1.9
Balance as of June 30, 2021	$(109.3)	$(69.8)	$(0.8)	$(179.9)

Balance as of March 31, 2020	$(96.0)	$(55.1)	$(3.1)	$(154.2)
Other comprehensive loss	(1.1)	—	(1.5)	(2.6)
Amounts reclassified from AOCI to net income (1)	—	0.5	0.2	0.7
Balance as of June 30, 2020	$(97.1)	$(54.6)	$(4.4)	$(156.1)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2021 and 2020	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income (loss)	(0.3)	—	2.4	2.1
Amounts reclassified from AOCI to net income(1)	—	2.1	2.0	4.1
Balance as of June 30, 2021	$(109.3)	$(69.8)	$(0.8)	$(179.9)

Balance as of December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)
Other comprehensive income (loss)	9.6	0.6	(5.1)	5.1
Amounts reclassified from AOCI to net income (1)	—	1.1	0.1	1.2
Balance as of June 30, 2020	$(97.1)	$(54.6)	$(4.4)	$(156.1)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Statements of Operations
AOCI Components	2021	2020	2021	2020	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$—	$(0.5)	$0.3	$(0.6)	Cost of sales
Interest rate swaps	0.9	0.7	1.7	0.7	Interest expense, net
Total before tax	0.9	0.2	2.0	0.1
Tax effect	—	—	—	—	Provision for (benefit from) income taxes
Total, net of tax	$0.9	$0.2	$2.0	$0.1

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.3)	$(0.5)	$(0.6)	(a)
Net actuarial loss	1.7	1.1	3.6	2.3	(a)
Total before tax	1.5	0.8	3.1	1.7
Tax effect	(0.5)	(0.3)	(1.0)	(0.6)	Provision for (benefit from) income taxes
Total, net of tax	$1.0	$0.5	$2.1	$1.1
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

.

NOTE 19—EARNINGS PER SHARE

Basic earnings per ordinary share (“basic EPS”) is computed by dividing net income available to ordinary shareholders by the weighted average number of the Company’s ordinary shares outstanding for the applicable period. Diluted earnings per ordinary share (“diluted EPS”) is calculated using net income available to ordinary shareholders divided by diluted weighted average ordinary shares outstanding during each period, which includes unvested RSUs, option awards, and PSUs. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential ordinary shares would have an anti-dilutive effect.

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2021 and 2020. Amounts have been recast to reflect the Company’s classification of its Synthetic Rubber business as discontinued operations for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2021	2020	2021	2020
Earnings:
Net income (loss) from continuing operations	$133.0	$25.8	$198.8	$(43.6)
Net income (loss) from discontinued operations	18.6	(154.2)	24.3	(121.1)
Net income (loss)	$151.6	$(128.4)	$223.1	$(164.7)
Shares:
Weighted average ordinary shares outstanding	38.8	38.2	38.6	38.4
Dilutive effect of RSUs, option awards, and PSUs(1)	0.8	0.1	1.0	—
Diluted weighted average ordinary shares outstanding	39.6	38.3	39.6	38.4
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	3.43	0.68	5.15	(1.14)
Discontinued operations	0.48	(4.04)	0.62	(3.15)
Income (loss) per share—basic	$3.91	$(3.36)	$5.77	$(4.29)
Income (loss) per share—diluted:
Continuing operations	3.35	0.67	5.02	(1.14)
Discontinued operations	0.47	(4.02)	0.61	(3.15)
Income (loss) per share—diluted	$3.82	$(3.35)	$5.63	$(4.29)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. There were 0.6 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2021. There were 1.9 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three months ended June 30, 2020. As the Company recorded a net loss from continuing operations for the six months ended June 30, 2020, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

lder

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2021 Year-to-Date Highlights

During the three and six months ended June 30, 2021, Trinseo recognized net income from continuing operations of $133.0 million and $198.8 million, respectively, and Adjusted EBITDA of $239.1 million and $423.4 million, respectively, representing very strong performance throughout the first half of the year. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Acquisition of the Arkema PMMA Business

On May 3, 2021, the Company closed on the previously-announced acquisition of the PMMA and MMA businesses (together, referred to herein as the PMMA business) from Arkema for an initial purchase price consideration of $1,370.7 million, of which $1,369.0 million was paid during the second quarter of 2021, subject to customary working capital and other closing adjustments. The Acquisition was funded primarily using proceeds from new debt financing arrangements as described below. PMMA is a transparent and rigid plastic with a wide range of end uses, and complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics. Refer to Note 3 in the condensed consolidated financial statements for further information.

New Financing Arrangements

On March 24, 2021, the Company issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”). Further, on May 3, 2021, in conjunction with the closing of the Acquisition, the Company entered into $750.0 million in incremental term loan borrowings (“2028 Term Loan B”) under our existing senior secured credit facility. The net proceeds from the 2029 Senior Notes and the 2028 Term Loan B, as well as available cash, were used to fund the Acquisition. Refer to Note 8 in the condensed consolidated financial statements for further details on these new financing arrangements.

Divestiture of Synthetic Rubber Business

On May 21, 2021, the Company and Synthos S.A. and certain of its subsidiaries (together, “Synthos”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company has agreed to sell our Synthetic Rubber business to Synthos in an all-cash transaction for an aggregate purchase price of $449.4 million, which reflects a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos, subject to certain adjustments related to working capital and the exercise of certain option rights. The transaction is expected to close in the first half of 2022, subject to customary closing conditions and regulatory approvals. Additionally, Trinseo and Synthos have agreed to enter into a long term supply agreement, in which we will supply Synthos with certain raw materials used in the Synthetic Rubber business as of the date the transaction closes.

As a result of entering into the Purchase Agreement, the assets and liabilities of the Company’s Synthetic Rubber business were classified as held-for-sale during the second quarter of 2021 in the condensed consolidated balance sheets and the associated operating results of the Synthetic Rubber business, net of income tax, have been classified as discontinued operations in the condensed consolidated statements of operations and statements of cash flows for all periods presented. Refer to Note 4 in the condensed consolidated financial statements for further information.

Redomiciliation to Ireland

In April 2021, in the filing of our preliminary proxy statement with the Securities Exchange Commission (“SEC”), we announced our intention to effect a cross-border merger transaction that will, effectively, move the legal domicile of our parent company from Luxembourg to Ireland (the “Redomiciliation”). The Redomiciliation is expected to provide Trinseo with a favorable legal and regulatory infrastructure, while continuing to allow access to financial markets and customers, without impacting our business operations or our shareholders. The Redomiciliation, which received shareholder approval in June 2021, is expected to be completed in the fourth quarter 2021, subject to approval from the High Court of Ireland. Upon completion of the Redomiciliation, each shareholder will own the same number of shares of the new Irish parent company that such shareholder owned immediately prior to completion of the Redomiciliation. Trinseo will continue to conduct the same business operations as were conducted prior to the Redomiciliation, but with the new Irish entity as the parent company. We expect the ordinary shares of Trinseo PLC to be listed on the New York Stock Exchange (“NYSE”) under the symbol "TSE," the same symbol under which shares in Trinseo S.A. are currently listed. Following the Redomiciliation, we will remain subject to the SEC reporting requirements and the applicable corporate governance rules of the NYSE, and we will continue to report our financial results in U.S. dollars and GAAP.

Entry into Agreement to Acquire Aristech Surfaces

On July 19, 2021, the Company entered into an agreement with SK AA Holdings, LLC, the sole member of Aristech Surfaces LLC (“Aristech Surfaces”), to acquire Aristech Surfaces, a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, for a preliminary purchase price of $445.0 million, subject to customary working capital and other closing adjustments. Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter tops, signage, bath products and recreational vehicles. Upon closing, the business will become part of the Company’s Engineered Materials segment. The transaction is expected to be funded with cash on hand and existing credit facilities. The Company anticipates the transaction will close by year-end 2021 subject to customary closing conditions and regulatory approvals.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2021	%	2020	%	2021	%	2020	%
Net sales	$1,273.7	100%	$534.3	100%	$2,259.7	100%	$1,297.3	100%
Cost of sales	1,053.7	83%	510.9	96%	1,850.8	82%	1,216.2	94%
Gross profit	220.0	17%	23.4	4%	408.9	18%	81.1	6%
Selling, general and administrative expenses	97.3	8%	52.9	10%	153.8	7%	125.7	10%
Equity in earnings of unconsolidated affiliates	30.1	2%	14.4	3%	53.0	2%	24.2	2%
Impairment charges	1.8	—%	—	—%	1.8	—%	10.3	1%
Operating income (loss)	151.0	11%	(15.1)	(3)%	306.3	13%	(30.7)	(3)%
Interest expense, net	21.6	2%	11.7	2%	33.6	1%	22.0	2%
Acquisition purchase price hedge (gain) loss	(33.0)	(3)%	—	—%	22.0	1%	—	—%
Loss on extinguishment of long-term debt	0.5	—	—	—	0.5	—%	—	—%
Other expense, net	5.6	—%	0.4	—%	8.0	—%	1.7	—%
Income (loss) from continuing operations before income taxes	156.3	12%	(27.2)	(5)%	242.2	11%	(54.4)	(5)%
Provision for (benefit from) income taxes	23.3	2%	(53.0)	(10)%	43.4	2%	(10.8)	(1)%
Net income (loss) from continuing operations	$133.0	10%	$25.8	5%	$198.8	9%	$(43.6)	(4)%
Net income (loss) from discontinued operations, net of income taxes	18.6	2%	(154.2)	(29)%	24.3	1%	(121.1)	(9)%
Net income (loss)	$151.6	12%	$(128.4)	(24)%	$223.1	10%	$(164.7)	(13)%

Three Months Ended – June 30, 2021 vs. June 30, 2020

Net Sales

Of the 138% increase in net sales, 95% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs, 20% was due to the addition of the PMMA business to our portfolio, and 17% was due to increased sales volumes. An additional 6% increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar during the period.

Cost of Sales

The 106% increase in cost of sales was primarily attributable to a 63% increase in raw material costs, a 21% increase due to the addition of the PMMA business to our portfolio, and a 13% increase in sales volumes. Also contributing to the increase was a 5% increase due to currency impacts. Additionally, there was an increase of $10.1 million, or 2%, related to the amortization of the fair-value step-up to inventory acquired as part of the Acquisition, discussed in Note 3 to the condensed consolidated financial statements.

Gross Profit

The increase in gross profit of 840% was primarily attributable to higher margins, due to strong demand and tight supply in styrene, polystyrene, ABS and polycarbonate, and higher volume, particularly in automotive. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $44.4 million, or 84%, increase in SG&A was primarily due to the $33.1 million of acquisition transaction and integration costs incurred for the Acquisition during the second quarter of 2021. Also contributing to the increase was a $1.6 million increase in costs associated with the Company’s strategic initiatives.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $15.7 million was due to equity earnings from Americas Styrenics, mainly attributable to increased polystyrene sales volume and higher styrene margins in North America.

Impairment Charges

During the three months ended June 30, 2021, the Company recorded impairment charges of $1.8 million related to capital expenditures at the Boehlen styrene monomer facility that were previously determined to be impaired. Refer to Note 11 in the condensed consolidated financial statements for further information.

Interest Expense, Net

The increase in interest expense, net of $9.9 million, or 85%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes in the first quarter of 2021 and the 2028 Term Loan B during the second quarter of 2021. Refer to Note 8 in the condensed consolidated financial statements for further information.

Acquisition Purchase Price Hedge (Gain) Loss

The $33.0 million acquisition purchase price hedge gain for the three months ended June 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business.

Other Expense, Net

Other expense, net for the three months ended June 30, 2021 was $5.6 million, which included $1.6 million of expense related to the non-service cost components of net periodic benefit cost and $4.5 million of transfer taxes associated with the Acquisition. These expense amounts were partially offset by foreign exchange transaction gains of $1.0 million, which included $0.6 million of foreign exchange transaction gains primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, in addition to $0.4 million of gains from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

Other expense, net for the three months ended June 30, 2020 was $0.4 million, which primarily included $1.1 million of expense related to the non-service cost components of net periodic benefit cost as well as offsetting foreign exchange transaction gains of $0.9 million. Net foreign transaction gains included $9.0 million of gains primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $8.1 million of losses from our foreign exchange forward contracts.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended June 30, 2021 totaled $23.3 million, resulting in an effective tax rate of 14.9%. Benefit from income taxes for the three months ended June 30, 2020 totaled $53.0 million, resulting in an effective tax rate of 195.0%.

The increase in provision for income taxes is primarily driven by the $183.5 million increase in income from continuing operations before income taxes.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of tax during the three months ended June 30, 2021 and 2020 was $18.6 million and $(154.2) million, respectively, and was related the results of our Synthetic Rubber business, which were reclassified as discontinued operations for all periods presented in connection with the Company’s entry into an agreement to sell the business during the second quarter of 2021. Refer to Note 4 in the condensed consolidated financial statements for further information.

Six Months Ended – June 30, 2021 vs. June 30, 2020

Net Sales

Of the 74% increase in net sales, 52% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs, 9% was due to increased volumes, and 8% was due to the addition of the PMMA business to our portfolio. An additional 5% increase was due to currency impacts as the euro strengthened in comparison to the U.S. dollar during the period.

Cost of Sales

The 52% increase in cost of sales was primarily attributable to a 28% increase in raw material costs, a 9% increase in volumes, and a 9% increase due to the addition of the PMMA business to our portfolio. Also contributing to the increase was a 4% increase due to currency impacts.

Gross Profit

The increase in gross profit of 404% was primarily attributable to higher margins, due to strong demand and tight supply in styrene, polystyrene, ABS and polycarbonate, and higher volume, particularly in automotive. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $28.1 million, or 22%, increase in SG&A was primarily due to the $39.1 million of acquisition transaction and integration costs incurred for the Acquisition during 2021. Partially offsetting this increase was a decrease of $17.1 million of advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow, which was largely completed in the first quarter of 2020.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $28.8 million was due to equity earnings from Americas Styrenics, mainly attributable to increased sales volume and higher styrene margins in North America.

Impairment Charges

During the six months ended June 30, 2021 and 2020, the Company recorded impairment charges of $1.8 million related to our Boehlen styrene monomer assets. Refer to Note 11 in the condensed consolidated financial statements for further information.

Interest Expense, Net

The increase in interest expense, net of $11.6 million, or 53%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes during the first quarter of 2021 and the 2028 Term Loan B during the second quarter of 2021. Refer to Note 8 in the condensed consolidated financial statements for further information.

Acquisition Purchase Price Hedge (Gain) Loss

The $22.0 million acquisition purchase price hedge loss for the six months ended June 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business.

Other Expense, Net

Other expense, net for the six months ended June 30, 2021 was $8.0 million, which included $3.4 million of expense related to the non-service cost components of net periodic benefit cost and $4.5 million of transfer taxes associated with the Acquisition. These expense amounts were partially offset by foreign exchange transaction gains of $0.8 million, which included $19.3 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $20.1 million of gains from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

Other expense, net for the six months ended June 30, 2020 was $1.7 million, which included $2.3 million of expense related to the non-service cost components of net periodic benefit cost, partially offset by foreign exchange transaction gains of $0.6 million. Net foreign transaction gains included $5.1 million of losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $5.7 million of gains from our foreign exchange forward contracts.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the six months ended June 30, 2021 totaled $43.4 million, resulting in an effective tax rate of 17.9%. Benefit from income taxes for the six months ended June 30, 2020 totaled $10.8 million, resulting in an effective tax rate of 19.8%.

The increase in provision for income taxes is primarily driven by the $296.6 million increase in income from continuing operations before income taxes.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of tax during the six months ended June 30, 2021 and 2020 was $24.3 million and $(121.1) million, respectively, and was related the results of our Synthetic Rubber business, which were reclassified as discontinued operations for all periods presented in connection with the Company’s entry into an agreement to sell the business during the second quarter of 2021. Refer to Note 4 in the condensed consolidated financial statements for further information.

Outlook

Bolstered by favorable market conditions and the acquisition of the PMMA business, which closed on May 3, 2021 as discussed above in “2021 Highlights,” the Company had strong earnings performance in the first half of 2021. We continue to strategically pursue opportunities in higher growth and less cyclical product offerings, including through our ongoing integration of the newly acquired PMMA business into our portfolio and our recently announced entry into an agreement to acquire Aristech Surfaces. Through these actions and our enduring focus on our business excellence program, we are continuing our transformation into a specialty materials and sustainable solutions provider.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2021 and 2020. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business, as discontinued operations in the condensed consolidated statement of operations for all periods presented, and therefore, it is no longer presented as a separate reportable segment. Refer to Note 4 in the condensed consolidated financial statements for further information. Additionally, prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the fourth quarter of 2020, as described in Notes 4 and 16 of the condensed consolidated financial statements.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$311.2	$164.9	89%	$562.2	$384.0	46%
Adjusted EBITDA	$32.2	$16.1	100%	$49.0	$36.7	34%
Adjusted EBITDA margin	10%	10%		9%	10%

Three Months Ended – June 30, 2021 vs. June 30, 2020

The 89% increase in net sales was primarily due to a 70% increase in pricing from the pass through of raw material costs. Additionally, there was an increase of 13% due to increased sales volume for the period, which was driven by higher sales following headwinds in the prior year from COVID-19, and an increase of 6% due to foreign exchange rate impacts.

The $16.1 million, or 100%, increase in Adjusted EBITDA was primarily due to an increase of $11.5 million, or 72%, attributable to increased sales volume, as noted above. The increase was also due to higher margins of $6.2 million, or 39%, as well as an increase of $2.6 million, or 16%, caused by foreign exchange rate impacts. These increases were partially offset by a decrease of $4.0 million, or 25%, due to higher fixed costs.

Six Months Ended – June 30, 2021 vs. June 30, 2020

The 46% increase in net sales was primarily due to a 39% increase in pricing from the pass through of raw material costs. Additionally, there was an increase of 5% due to foreign exchange rate impacts and an increase of 3% due to increased sales volume for the period, which was attributable to higher sales following headwinds in the prior year from COVID-19.

The $12.3 million, or 34%, increase in Adjusted EBITDA was primarily due to an increase of $14.0 million, or 38%, attributable to increased sales volume, as noted above, as well as an increase of $4.7 million, or 13%, due to foreign exchange rate impacts. These increases were partially offset by a decrease from higher fixed costs of $4.4 million, or 12% as well as lower margins of $1.5 million, or 4%, which was a result of unfavorable net timing.

Engineered Materials Segment

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products sold into high growth and high value applications in markets such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the Acquisition on May 3, 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical and consumer electronics.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$181.0	$37.5	383%	$246.8	$85.3	189%
Adjusted EBITDA	$27.8	$4.8	479%	$35.8	$12.9	178%
Adjusted EBITDA margin	15%	13%		15%	15%

Three Months Ended – June 30, 2021 vs. June 30, 2020

The segment’s quarterly results include two months of the newly acquired PMMA business. This addition resulted in 287% of the 383% increase in net sales. Excluding the PMMA business, sales volume positively impacted net sales by 69% due to COVID-19 impacts during the prior year.

Adjusted EBITDA increased $23.0 million, or 479%, of which 457% can be attributed to the addition of the PMMA business. Excluding the PMMA business, the volume gains from the legacy portion of the business were partially offset by lower margin from higher raw material costs.

Six Months Ended – June 30, 2021 vs. June 30, 2020

The 189% increase in net sales was primarily due to the addition of the PMMA business for two months in the second quarter. Additionally, there was an increase of 8% due to higher pricing as well as an increase of 5% due to foreign exchange rate impacts.

Adjusted EBITDA increased $22.9 million, or 178%, of which 169% can be attributed to the addition of the PMMA business during the second quarter. The remaining favorability is covered by volume gains following negative COVID-19 impacts in the prior year offset by lower margins from higher raw material costs.

Base Plastics Segment

Our Base Plastics segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$396.9	$151.5	162%	$725.8	$408.9	78%
Adjusted EBITDA	$82.0	$(11.7)	(801)%	$147.5	$15.2	870%
Adjusted EBITDA margin	21%	(8)%		20%	4%

Three Months Ended – June 30, 2021 vs. June 30, 2020

Of the 162% increase in net sales, 109% was due to higher pricing from the pass through of raw material costs and commercial excellence actions. An additional 40% increase was attributable to increased sales volume in applications like construction, appliances, and especially in automotive where COVID-19 caused production shutdowns in the prior year, and a 14% increase was due to foreign exchange rate impacts.

The $93.7 million, or 801%, increase in Adjusted EBITDA was primarily due to higher margins of $59.8 million, or 513%, particularly in ABS and polycarbonate products attributable to commercial excellence initiatives as well as tight supply and strong demand. Also contributing was an increase of $23.7 million, or 203%, due to higher sales volume as well as an increase of $10.7 million, or 92%, due to foreign exchange rate impacts.

Six Months Ended – June 30, 2021 vs. June 30, 2020

Of the 78% increase in net sales, 49% was due to higher pricing from the pass through of raw material costs. An additional 19% increase was attributable to higher sales volume in applications like construction and in automotive where COVID-19 caused production shutdowns in the prior year, and a 9% increase was due to foreign exchange rate impacts.

The $132.3 million, or 870%, increase in Adjusted EBITDA was primarily due to higher margins of $76.9 million, or 507%, particularly in ABS and polycarbonate products. Also contributing was an increase of $30.4 million, or 200%, due to higher sales volume, an increase of $19.2 million, or 127%, due to foreign exchange rate impacts, and an increase of $5.8 million, or 39%, due to lower fixed costs primarily from higher fixed cost absorption in comparison to the prior year.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$313.3	$155.8	101%	$580.1	$338.6	71%
Adjusted EBITDA	$51.1	$14.6	250%	$98.4	$26.0	278%
Adjusted EBITDA margin	16%	9%		17%	8%

Three Months Ended – June 30, 2021 vs. June 30, 2020

Of the 101% increase in net sales, 113% of the increase was due to higher pricing primarily from the pass through of higher styrene costs to our customers. This increase was slightly offset by decreased sales volume of 12%, following the extremely high demand in the prior year related to COVID-19 essential applications such as packaging.

The $36.5 million, or 250%, increase in Adjusted EBITDA was primarily due to higher margins resulting from commercial excellence initiatives and very tight market conditions, which resulted in an increase of $44.4 million, or 305%. These effects were partially offset by a decrease of $4.1 million, or 28%, from lower sales volume, a decrease of $2.2 million, or 15%, from higher fixed costs, and a decrease of $1.6 million, or 11%, due to foreign exchange rate impacts.

Six Months Ended – June 30, 2021 vs. June 30, 2020

Of the 71% increase in net sales, 74% of the increase was due to higher pricing primarily from the pass through of higher styrene costs to our customers. This increase was slightly offset by a 3% decrease in sales volume.

The $72.4 million, or 278%, increase in Adjusted EBITDA was primarily due to higher margins resulting from commercial excellence initiatives, strong market conditions, and favorable net raw material timing, which resulted in an increase of $77.2 million, or 297%. These effects were partially offset by a $2.6 million, or 10%, decrease due to foreign exchange rate impacts and a $2.4 million, or 9%, decrease attributable to lower sales volume.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$71.3	$24.6	190%	$144.8	$80.5	80%
Adjusted EBITDA	$39.8	$(3.9)	(1,121)%	$86.1	$(20.8)	514%
Adjusted EBITDA margin	56%	(16)%		59%	(26)%

Three Months Ended – June 30, 2021 vs. June 30, 2020

Of the 190% increase in net sales, 184% was due to higher pricing from the pass through of higher styrene prices. This effect was partially offset by a 6% decrease due to lower styrene-related sales volume.

The increase of $43.7 million in Adjusted EBITDA was primarily due to higher styrene margins in Europe from strong demand and tight supply, which resulted in an increase of $47.5 million. Partially offsetting this effect was a decrease of $3.1 million due to foreign exchange rate impacts.

Six Months Ended – June 30, 2021 vs. June 30, 2020

Of the 80% increase in net sales, 83% was due to higher pricing from the pass through of higher styrene prices. This effect was partially offset by a 3% decrease due to lower styrene-related sales volume.

The increase of $106.9 million in Adjusted EBITDA was primarily due to higher styrene margins in Europe from strong demand and tight supply, which resulted in an increase of $114.5 million. Partially offsetting this effect was a decrease of $5.9 million due to foreign exchange rate impacts.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Adjusted EBITDA*	$30.1	$14.4	109%	$53.0	$24.2	119%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – June 30, 2021 vs. June 30, 2020

The increase in Adjusted EBITDA was mainly due to increased polystyrene sales volume and higher styrene margins in North America, primarily attributable to COVID-19 related impacts in the prior year as well as strong demand and styrene industry outages caused by weather related and other events.

Six Months Ended – June 30, 2021 vs. June 30, 2020

The increase in Adjusted EBITDA was mainly due to increased sales volume and higher styrene margins in North America, primarily attributable to strong demand and industry outages caused by weather related and other events.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$151.6	$(128.4)	$223.1	$(164.7)
Net income (loss) from discontinued operations	18.6	(154.2)	24.3	(121.1)
Net income (loss) from continuing operations	133.0	25.8	198.8	(43.6)
Interest expense, net	21.6	11.7	33.6	22.0
Provision for (benefit from) income taxes	23.3	(53.0)	43.4	(10.8)
Depreciation and amortization	38.1	24.3	61.2	48.6
EBITDA(a)	$216.0	$8.8	$337.0	$16.2
Loss on extinguishment of long-term debt	0.5	—	0.5	—
Net gain on disposition of businesses and assets	—	—	(0.2)	(0.4)
Restructuring and other charges(b)	6.3	5.4	6.7	7.2
Acquisition transaction and integration net costs(c)	43.2	(0.4)	49.2	(0.3)
Acquisition purchase price hedge (gain) loss(d)	(33.0)	—	22.0	—
Asset impairment charges or write-offs(e)	1.8	—	1.8	10.3
Other items(f)	4.3	3.0	6.4	21.7
Adjusted EBITDA	$239.1	$16.8	$423.4	$54.7
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the three and six months ended June 30, 2021 primarily relate to the employee termination benefit charges incurred in connection with the Company’s transformational restructuring program, announced in the second quarter of 2021. Restructuring and other charges for the three and six months ended June 30, 2020 primarily relate to employee termination benefit charges as well as contract termination charges incurred in connection with the Company’s corporate restructuring program announced in the fourth quarter of 2019. Refer to Note 17 in the condensed consolidated financial statements for further information regarding restructuring activities.

(c)	Amounts for the three months ended June 30, 2021 include $18.2 million of acquisition costs, $10.4 million of integration costs, $10.1 million related to the amortization of the fair-value step-up to inventory, and $4.5 million of transfer taxes associated with the Acquisition. Amounts for the six months ended June 30, 2021 include $19.8 million of acquisition costs, $14.8 million of integration costs, $10.1 million related to the amortization of the fair-value step-up to inventory, and $4.5 million of transfer taxes associated with the Acquisition. Refer to Note 3 for further information.
(d)	Acquisition purchase price hedge (gain) loss for the three and six months ended June 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business. Refer to Note 10 in the condensed consolidated financial statements for further information.
(e)	Asset impairment charges or write-offs for the three and six months ended June 30, 2021 and the six months ended June 30, 2020 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany. Refer to Note 11 in the condensed consolidated financial statements for further information.
(f)	Other items for the three and six months ended June 30, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three and six months ended June 30, 2020 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2021 and 2020. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2021	2020
Net cash provided by (used in):
Operating activities - continuing operations	$44.3	$118.4
Operating activities - discontinued operations	(14.3)	(42.6)
Operating activities	30.0	75.8
Investing activities - continuing operations	(1,403.1)	25.4
Investing activities - discontinued operations	(2.4)	(10.0)
Investing activities	(1,405.5)	15.4
Financing activities	1,154.9	34.4
Effect of exchange rates on cash	(1.1)	(0.5)
Net change in cash, cash equivalents, and restricted cash	$(221.7)	$125.1

Operating Activities

Net cash provided by operating activities from continuing operations during the six months ended June 30, 2021 totaled $44.3 million, driven by very strong earnings during the quarter, and inclusive of dividends received from Americas Styrenics of $40.0 million. Partially offsetting these factors was a $209.0 million reduction in operating cash from net working capital changes during the period, which were primarily attributable to significant increases in raw material costs, including the cost of benzene in Europe nearly doubling from February to May, and an increase in inventory ahead of third quarter planned maintenance. Net cash used in operating activities from discontinued operations during the six months ended June 30, 2021 totaled $14.3 million, which was also primarily attributable to raw material cost increases and higher inventory related to discontinued operations.

Net cash provided by operating activities from continuing operations during the six months ended June 30, 2020 totaled $118.4 million. This increase in cash was driven by a $134.0 million increase in operating cash generated from net working capital changes during the period, which were primarily attributable to the Company’s liquidity-focused actions during the period, including reduced capital spending, operating expenses, and working capital, as well as the impact of lower raw material prices and sales volumes. Net cash used in operating activities from discontinued operations during the six months ended June 30, 2020 totaled $42.6 million, and was also driven by the Company’s liquidity-focused actions during the period.

Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2021 totaled $1,403.1 million, which was primarily attributable to net cash paid for asset or business acquisitions of $1,358.6 million (see Note 3), capital expenditures of $30.0 million, and payments for the settlement of hedging instruments of $14.7 million (related to the acquisition purchase price hedge – see Note 10). Net cash used in investing activities from discontinued operations during the six months ended June 30, 2021 totaled $2.4 million, which was entirely attributable to capital expenditures.

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2020 totaled $25.4 million, primarily resulting from proceeds from the settlement of hedging instruments of $51.6 million (see Note 10) as well as proceeds from the sale of businesses and other assets (primarily our land in Livorno, Italy that was sold in January 2020) of $11.9 million. These impacts were partially offset by capital expenditures of $38.2 million, which management has taken specific actions to control and reduce in response to COVID-19. Net cash used in investing activities from discontinued operations during the six months ended June 30, 2020 totaled $10.0 million, which was entirely attributable to capital expenditures.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 totaled $1,154.9 million. This activity was primarily due to $746.3 million in proceeds from the issuance of the 2028 Term Loan B, $450.0 million in proceeds from the issuance of the 2029 Senior Notes, and $10.5 million in proceeds from exercise of option awards. This activity was partially offset by $35.0 million of deferred financing fees primarily related to the issuance of our 2028 Term Loan, $6.4 million of dividend payments, $6.2 million of net repayments of short-term borrowings, and $3.5 million of net principal payments related to our 2024 Term Loan B during the period.

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

Free Cash Flow

We use Free Cash Flow as a non-GAAP measures to evaluate and discuss the Company’s liquidity position and results. Free Cash Flow is defined as cash from operating activities, less capital expenditures. We believe that Free Cash Flow provides an indicator of the Company’s ongoing ability to generate cash through core operations, as it excludes the cash impacts of various financing transactions as well as cash flows from business combinations that are not considered organic in nature. We also believe that Free Cash Flow provides management and investors with useful analytical indicator of our ability to service our indebtedness, pay dividends (when declared), and meet our ongoing cash obligations.

Free Cash Flow is not intended to represent cash flows from operations as defined by GAAP, and therefore, should not be used as an alternative for that measure. Other companies in our industry may define Free Cash Flow differently than we do. As a result, it may be difficult to use this or similarly-named financial measures that other companies may use, to compare the liquidity and cash generation of those companies to our own. We compensate for these limitations by providing a reconciliation to cash provided by operating activities from continuing operations, which is determined in accordance with GAAP.

	Six Months Ended
	June 30,
(in millions)	2021	2020
Cash provided by operating activities	$30.0	$75.8
Capital expenditures	(32.4)	(48.2)
Free Cash Flow	$(2.4)	$27.6

Refer to the discussion above for significant impacts to cash provided by operating activities for the six months ended June 30, 2021 and 2020.

Capital Resources and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, to service our outstanding indebtedness, and to fund the return of capital to shareholders via dividend payments and ordinary share repurchases, when deemed appropriate. Our sources of liquidity include cash on hand, cash flow from operations from continuing operations, and amounts available under the Senior Credit Facility and the Accounts Receivable Securitization Facility (discussed further below).

As of June 30, 2021 and December 31, 2020, we had $2,378.1 million and $1,187.3 million, respectively, in outstanding indebtedness and $1,001.5 million and $905.7 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of June 30, 2021 and December 31, 2020, we had $100.6 million and $172.8 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As discussed in Note 8 of the condensed consolidated financial statements, the Company completed a senior note issuance during the first quarter of 2021, and both borrowed a new tranche of term loans and refinanced our revolving credit facility during the second quarter of 2021. The results of these new financings are reflected in the table below.

The following table outlines our outstanding indebtedness as of June 30, 2021 and December 31, 2020 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2021			December 31, 2020
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$673.9	2.1%	$10.3	$677.3	2.6%	$23.3
2028 Term Loan B	746.3	2.6%	3.7	—	—	—
2026 Revolving Facility	—	—%	1.2	—	—	3.7
2029 Senior Notes	450.0	5.1%	6.6	—	—	—
2025 Senior Notes	500.0	5.4%	10.4	500.0	5.4%	19.5
Accounts Receivable Securitization Facility	—	—	0.8	—	—	1.5
Other indebtedness*	7.9	2.5%	—	10.0	2.4%	0.1
Total	$2,378.1		$33.0	$1,187.3		$48.1

*For the six months ended June 30, 2021, interest expense on “Other indebtedness” totaled less than $0.1 million.

As of June 30, 2021, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million. As of June 30, 2021, the Company had $360.4 million of funds available for borrowing (net of $14.6 million outstanding letters of credit) under the 2026 Revolving Facility. Further, as of June 30, 2021, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), and our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), each of which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is London Interbank Offered Rate (“LIBOR”) plus 2.00% (subject to a 0.00% LIBOR floor). The stated interest rate on our 2028 Term Loan B is LIBOR plus 2.50% (subject to a 0.00% LIBOR floor). The Company made net principal payments of $3.5 million on the 2024 Term Loan B during the six months ended June 30, 2021, with an additional $14.5 million of scheduled future payments classified within current debt on the Company’s condensed consolidated balance sheet as of June 30, 2021 related to both the 2024 Term Loan B and 2028 Term Loan B.

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

We continue to maintain our Accounts Receivable Securitization Facility which has a borrowing capacity of $150.0 million and matures in September 2021. As of June 30, 2021, there were no amounts outstanding under this facility, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo S.A., which could then be used to make distributions to shareholders. During the six months ended June 30, 2021, the Company declared dividends of $0.16 per ordinary share, totaling $6.4 million, of which $4.3 million was accrued as of June 30, 2021 and which was paid in July 2021. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A-“Risk Factors” of our Annual Report. As of June 30, 2021, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

Contractual Obligations and Commercial Commitments

During the first and second quarter of 2021, the Company entered into new financing arrangements in connection with our acquisition of Arkema’s PMMA business, including the $450.0 million 2029 Senior Notes issued on March 24, 2021 and the $750.0 million 2028 Term Loan B entered into on May 3, 2021 upon closing of the transaction. Refer to Notes 3 and 8 of the condensed consolidated financial statements and the “Capital Resources and Liquidity” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for details on these contractual obligations entered into subsequent to December 31, 2020.

Additionally during the second quarter of 2021, the Company entered into a long-term contract to purchase benzene directly from Dow Europe’s facilities for use at the Company’s Terneuzen location. This contract has a term of two years with an automatic two-year renewal provision, and contains annual minimum purchase and maximum sale volume commitments.

There have been no other material revisions outside the ordinary course of business to our contractual obligations as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commercial Commitments” within our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, in May 2021, the Company completed the acquisition of the PMMA business from Arkema. As permitted by the SEC, management has elected to exclude this acquisition from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2021. The Company began to integrate the PMMA business into our internal control over financial reporting structure subsequent to the acquisition date and expects to complete this integration within one year of the acquisition.

Aside from the PMMA business changes discussed above, there have been no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face risks concerning our proposed acquisition of Aristech Surfaces, and may fail to realize the anticipated benefits of the Aristech Surfaces acquisition.

In July 2021, we entered into an agreement to purchase the issued and outstanding membership interests of Aristech Surfaces. The acquisition is expected to close in 2021, subject to customary closing conditions including regulatory approvals. It is possible that certain events may prevent, delay or otherwise materially adversely affect the completion of the acquisition. If the acquisition does not receive the required regulatory approvals, if a material adverse change occurs, or if another event occurs that delays or prevents the acquisition, our ability to complete the acquisition could materially impacted and, to the extent that the current price of the Company’s common shares reflects an assumption that the acquisition will be completed, the price of the Company’s common shares could be negatively impacted.

If the acquisition of Aristech Surfaces is completed, we may face difficulties realizing the anticipated benefits of the acquisition. We may fail to realize anticipated cost and revenue synergies from the transaction, reach expected margins, and we may not be successful in expanding or growing the business profitability. We may also fail to maintain relationships with customers or retain and integrate the employees of Aristech Surfaces. Aristech Surfaces may also be adversely affected by other economic, business, and/or competitive factors which may not exist at the time of closing. Such conditions could materially adversely impact our business and results of operations.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under shareholder authorization granted at our annual generally meeting held on June 9, 2020, the Company is authorized to repurchase up to 3.6 million ordinary shares over the next two years at a price per share of not less than $1.00 and not more than $1,000.00. In December 2020, the Company announced our decision to suspend the share repurchase program. There were no share repurchases during the three months ended June 30, 2021. There are 3.6 million ordinary shares available for repurchase under the 2020 share repurchase authorization as of June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Association of Trinseo S.A., as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 17, 2021).

4.1

Form of Specimen Share Certificate of Trinseo S.A. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement filed on Form S-1, File No. 333-194561, filed May 16, 2014).

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 5, 2017).

4.3

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of March 24, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2021).

10.1

2021 Incremental Amendment to Credit Agreement dated September 6, 2017, among, inter alios, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and Deutsche Bank AG New York Bank, dated as of May 3, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2021).

10.2

2021 Revolver Amendment to Credit Agreement dated September 6, 2017, among, inter alios, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and Deutsche Bank AG New York Bank, dated as of May 3, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 5, 2021).

10.3*	Benzene Sales Contract, between Dow Europe GmbH and Trinseo Europe GmbH, dated May 6, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 14, 2021).

10.4**

Asset Purchase Agreement, by and between Trinseo S.A., Trinseo Deutschland GmbH, Trinseo Europe GmbH, Trinseo Belgium B.V.B.A., Trinseo Export GmbH, and Synthos S.A., Blitz F21-410 GmbH, and Synthos Dwory 7 dated May 21, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2021).

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

**  Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Trinseo S.A. hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 5, 2021

TRINSEO S.A.

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)