Form 10-Q
period 2021-09-30
Trinseo PLC
filed 2021-11-08
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36473

Trinseo PLC

(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of November 4, 2021, there were 38,837,083 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2021

On October 8, 2021, Trinseo PLC completed a previously-announced merger pursuant to which our former publicly-traded parent entity, Trinseo S.A., a Luxembourg limited liability company, was merged with and into Trinseo PLC, an Irish public limited company, with Trinseo PLC as the surviving entity (the “Redomiciliation”). The Redomiciliation was completed pursuant to an agreement between the parties entitled the Common Draft Terms of Merger dated as of April 23, 2021 and was approved by shareholders at Trinseo S.A.’s 2021 annual general meeting on June 10, 2021. As a result of the Redomiciliation, all of Trinseo S.A.’s outstanding ordinary shares, par value $0.01 per share, excluding treasury shares, were exchanged on a one-for-one basis for newly issued ordinary shares, par value $0.01 per share, of Trinseo PLC.

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo” refers to Trinseo PLC (NYSE: TSE), a public limited company existing under the laws of Ireland, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a consolidated entity. All financial data provided in this Quarterly Report is the financial data of the Company, unless otherwise indicated. Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”).

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021. The Company may distribute cash to shareholders under Irish law via repayments of equity or an allocation of statutory profits. All distributions prior to 2020 were considered repayments of equity under Luxembourg law, wherein the Company was previously domiciled.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains forward-looking statements including, without limitation, statements concerning plans, objectives, goals, projections, forecasts, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding the timing of the proposed sale of our Synthetic Rubber business and expected proceeds of the proposed sale, our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to complete the sale of our Synthetic Rubber business; our ability to successfully execute our transformation strategy and business strategy; our ability to integrate acquired businesses; global supply chain volatility, increased costs or disruption in the supply of raw materials or increased costs for transportation of our products; the nature of investment opportunities presented to the Company from time to time; and those discussed in our Annual Report filed with the SEC on February 22, 2021 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

As a result of these or other factors, our actual results, performance or achievements may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on these forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$207.5	$588.7
Accounts receivable, net of allowance for doubtful accounts (September 30, 2021: $3.8; December 31, 2020: $5.6)	762.7	469.5
Inventories	617.3	324.1
Other current assets	40.0	14.5
Current assets held-for-sale	379.5	120.3
Total current assets	2,007.0	1,517.1
Investments in unconsolidated affiliates	250.3	240.1
Property, plant and equipment, net of accumulated depreciation (September 30, 2021: $560.6; December 31, 2020: $524.7)	717.0	431.1
Other assets
Goodwill	719.9	62.1
Other intangible assets, net	841.2	162.6
Right-of-use assets - operating, net	78.5	77.8
Deferred income tax assets	84.9	90.2
Deferred charges and other assets	65.3	36.0
Noncurrent assets held-for-sale	—	228.2
Total other assets	1,789.8	656.9
Total assets	$4,764.1	$2,845.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$149.1	$12.2
Accounts payable	507.9	325.9
Current lease liabilities - operating	17.9	15.5
Income taxes payable	32.3	10.0
Accrued expenses and other current liabilities	216.6	127.5
Current liabilities held-for-sale	81.3	42.2
Total current liabilities	1,005.1	533.3
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,307.9	1,158.1
Noncurrent lease liabilities - operating	62.9	65.5
Deferred income tax liabilities	100.5	60.7
Other noncurrent obligations	365.7	395.0
Noncurrent liabilities held-for-sale	—	42.3
Total noncurrent liabilities	2,837.0	1,721.6
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized* (September 30, 2021: 48.8 shares issued and 38.8 shares outstanding; December 31, 2020: 48.8 shares issued and 38.4 shares outstanding)	0.5	0.5
Additional paid-in-capital	582.2	579.6
Treasury shares, at cost (September 30, 2021: 10.0 shares; December 31, 2020: 10.4 shares)	(524.8)	(542.9)
Retained earnings	1,036.4	739.2
Accumulated other comprehensive loss	(172.3)	(186.1)
Total shareholders’ equity	922.0	590.3
Total liabilities and shareholders’ equity	$4,764.1	$2,845.2

*Authorized ordinary shares reflects the impact of the Redomiciliation. Refer to Note 1 in the condensed consolidated financial statements for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$1,269.3	$679.2	$3,529.0	$1,976.5
Cost of sales	1,101.0	572.9	2,951.7	1,789.1
Gross profit	168.3	106.3	577.3	187.4
Selling, general and administrative expenses	76.4	46.3	230.4	171.8
Equity in earnings of unconsolidated affiliates	17.1	18.3	70.2	42.5
Impairment charges	1.2	—	3.0	10.3
Operating income	107.8	78.3	414.1	47.8
Interest expense, net	23.0	10.0	56.6	32.0
Acquisition purchase price hedge loss	—	—	22.0	—
Other expense (income), net	(0.1)	1.2	8.4	3.0
Income from continuing operations before income taxes	84.9	67.1	327.1	12.8
Provision for income taxes	5.5	26.9	48.9	16.2
Net income (loss) from continuing operations	79.4	40.2	278.2	(3.4)
Net income (loss) from discontinued operations, net of income taxes	13.7	65.6	38.0	(55.4)
Net income (loss)	$93.1	$105.8	$316.2	$(58.8)
Weighted average shares- basic	38.8	38.3	38.7	38.4
Net income (loss) per share- basic:
Continuing operations	$2.04	$1.05	$7.19	$(0.09)
Discontinued operations	0.35	1.72	0.98	(1.44)
Net income (loss) per share- basic	$2.39	$2.77	$8.17	$(1.53)
Weighted average shares- diluted	39.5	38.4	39.6	38.4
Net income (loss) per share- diluted:
Continuing operations	$2.01	$1.04	$7.03	$(0.09)
Discontinued operations	0.35	1.71	0.96	(1.44)
Net income (loss) per share- diluted	$2.36	$2.75	$7.99	$(1.53)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$93.1	$105.8	$316.2	$(58.8)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(1.7)	(6.7)	(2.0)	2.9
Net gain (loss) on cash flow hedges	1.2	0.4	5.6	(4.6)
Pension and other postretirement benefit plans:
Net gain arising during period (net of tax of $1.0, $0.0, $1.0, and $0.1)	9.3	0.1	9.3	0.7
Amounts reclassified from accumulated other comprehensive income	(1.2)	1.6	0.9	2.7
Total other comprehensive income (loss), net of tax	7.6	(4.6)	13.8	1.7
Comprehensive income (loss)	$100.7	$101.2	$330.0	$(57.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2020	38.4	10.4	$0.5	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	71.5	71.5
Other comprehensive income	—	—	—	—	—	6.1	—	6.1
Share-based compensation activity	0.3	(0.3)	—	(1.1)	12.9	—	—	11.8
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	(3.4)	(3.4)
Balance at March 31, 2021	38.7	10.1	$0.5	$578.5	$(530.0)	$(180.0)	$807.3	$676.3
Net income	—	—	—	—	—	—	151.6	151.6
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Share-based compensation activity	0.1	(0.1)	—	0.2	4.7	—	—	4.9
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	(3.1)	(3.1)
Balance at June 30, 2021	38.8	10.0	$0.5	$578.7	$(525.3)	$(179.9)	$955.8	$829.8
Net income	—	—	—	—	—	—	93.1	93.1
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
Share-based compensation activity	—	—	—	3.5	0.5	—	—	4.0
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	(12.5)	(12.5)
Balance at September 30, 2021	38.8	10.0	$0.5	$582.2	$(524.8)	$(172.3)	$1,036.4	$922.0

	Shares		Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2019	39.0	9.8	$0.5	$574.7	$(524.9)	$(162.4)	$781.0	$668.9
Net loss	—	—	—	—	—	—	(36.3)	(36.3)
Other comprehensive income	—	—	—	—	—	8.2	—	8.2
Share-based compensation activity	—	—	—	1.0	1.7	—	—	2.7
Purchase of treasury shares	(0.8)	0.8	—	—	(25.0)	—	—	(25.0)
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.5)	(15.5)
Balance at March 31, 2020	38.2	10.6	$0.5	$575.7	$(548.2)	$(154.2)	$729.2	$603.0
Net loss	—	—	—	—	—	—	(128.4)	(128.4)
Other comprehensive loss	—	—	—	—	—	(1.9)	—	(1.9)
Share-based compensation activity	0.1	(0.1)	—	0.6	0.9	—	—	1.5
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.4)	(15.4)
Balance at June 30, 2020	38.3	10.5	$0.5	$576.3	$(547.3)	$(156.1)	$585.4	$458.8
Net income	—	—	—	—	—	—	105.8	105.8
Other comprehensive loss	—	—	—	—	—	(4.6)	—	(4.6)
Share-based compensation activity	—	—	—	2.4	0.8	—	—	3.2
Dividends on ordinary shares ($0.40 per share)	—	—	—	—	—	—	(15.6)	(15.6)
Balance at September 30, 2020	38.3	10.5	$0.5	$578.7	$(546.5)	$(160.7)	$675.6	$547.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$316.2	$(58.8)
Less: Net income (loss) from discontinued operations	38.0	(55.4)
Net income (loss) from continuing operations	278.2	(3.4)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities - continuing operations
Depreciation and amortization	111.0	69.8
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	5.5	2.8
Deferred income tax	0.2	(0.3)
Share-based compensation expense	11.0	8.7
Earnings of unconsolidated affiliates, net of dividends	(10.2)	(42.5)
Unrealized net gain on foreign exchange forward contracts	(25.2)	(9.8)
Acquisition purchase price hedge loss	22.0	—
Pension curtailment and settlement (gain) loss	(2.1)	1.0
Asset impairment charges or write-offs	3.0	10.3
Changes in assets and liabilities
Accounts receivable	(253.1)	23.5
Inventories	(196.7)	107.3
Accounts payable and other current liabilities	249.5	(51.2)
Income taxes payable	22.3	2.1
Other assets, net	(9.0)	(15.8)
Other liabilities, net	41.0	(11.3)
Cash provided by operating activities - continuing operations	247.4	91.2
Cash provided by (used in) operating activities - discontinued operations	(9.2)	36.5
Cash provided by operating activities	238.2	127.7
Cash flows from investing activities
Capital expenditures	(64.7)	(47.4)
Cash received (paid) for asset or business acquisitions, net of cash acquired ($12.1 and $0.0)	(1,806.6)	0.1
Proceeds from the sale of businesses and other assets	0.2	11.9
Proceeds from (payments for) the settlement of hedging instruments	(14.7)	51.6
Cash provided by (used in) investing activities - continuing operations	(1,885.8)	16.2
Cash used in investing activities - discontinued operations	(3.3)	(13.5)
Cash provided by (used in) investing activities	(1,889.1)	2.7
Cash flows from financing activities
Deferred financing fees	(35.0)	—
Short-term borrowings, net	(11.6)	(8.2)
Purchase of treasury shares	—	(25.0)
Dividends paid	(9.5)	(46.5)
Proceeds from exercise of option awards	10.5	0.4
Withholding taxes paid on restricted share units	(0.8)	(0.6)
Repayments of 2024 Term Loan B and 2028 Term Loan B	(7.1)	(5.2)
Net proceeds from issuance of 2028 Term Loan B	746.3	—
Net proceeds from issuance of 2029 Senior Notes	450.0	—
Proceeds from draw on 2022 Revolving Facility	—	100.0
Repayments of 2022 Revolving Facility	—	(100.0)
Proceeds from draw on Accounts Receivable Securitization Facility	150.0	—
Repayments of Accounts Receivable Securitization Facility	(20.0)	—
Cash provided by (used in) financing activities	1,272.8	(85.1)
Effect of exchange rates on cash	(3.1)	1.3
Net change in cash, cash equivalents, and restricted cash	(381.2)	46.6
Cash, cash equivalents, and restricted cash—beginning of period	588.7	457.4
Cash, cash equivalents, and restricted cash—end of period	$207.5	$504.0
Less: Restricted cash	—	(0.7)
Cash and cash equivalents—end of period	$207.5	$503.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2021 and 2020 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2020 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended September 30, 2021. However, actual results could differ from these estimates and assumptions.

On October 8, 2021, the Company completed a cross-border merger transaction, pursuant to which its former publicly-traded parent entity, Trinseo S.A., a Luxembourg limited liability company, was merged with and into Trinseo PLC, an Irish public limited company, with Trinseo PLC as the surviving entity (the “Redomiciliation”). The Redomiciliation was completed pursuant to an agreement between the parties entitled the Common Draft Terms of Merger dated as of April 23, 2021 and was approved by shareholders at Trinseo S.A.’s 2021 annual general meeting on June 14, 2021. As a result of the Redomiciliation, all of Trinseo S.A.’s outstanding ordinary shares, par value $0.01 per share, excluding treasury shares, were exchanged on a one-for-one basis for newly issued ordinary shares, par value $0.01 per share, of Trinseo PLC. The treasury shares of Trinseo S.A. were cancelled in conjunction with the Redomiciliation. All references herein to “Trinseo” or the “Company” refer to Trinseo S.A. and its subsidiaries through the effective date of the Redomiciliation, and thereafter refer to Trinseo PLC and its subsidiaries. As the Redomiciliation was completed subsequent to September 30, 2021, amounts presented herein represent the results of Trinseo S.A. as of and for the periods ended September 30, 2021 and have not been adjusted for the equity transactions completed in connection with the Redomiciliation on October 8, 2021.

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

NOTE 3—ACQUISITIONS

Acquisition of Aristech Surfaces

On September 1, 2021, the Company completed its previously announced acquisition of Aristech Surfaces LLC (“Aristech Surfaces”) from SK AA Holdings LLC (“SK AA Holdings”), the sole member of Aristech Surfaces, through purchase of 100% membership interest and intellectual property (the “Aristech Surfaces Acquisition”). Aristech Surfaces is a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, which the Company believes will pair well with its existing Engineered Materials business, inclusive of the PMMA Acquisition completed earlier in 2021, discussed further below. Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter tops, signage, bath products and recreational vehicles.

The preliminary purchase price consideration for the Aristech Surfaces Acquisition amounted to $449.7 million, subject to customary working capital and other closing adjustments, and was funded using the Company’s available cash and existing credit facilities. Refer to Note 8 for further information on the existing credit facilities used to fund the Aristech Surfaces Acquisition.

The Company accounted for the Aristech Surfaces Acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the acquisition, however, preliminary measurements of fair value, including, but not limited to, inventory, intangible assets, property, plant and equipment, contingent liabilities, and such changes could be material. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

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

The table below summarizes the purchase price allocation for the assets acquired and liabilities assumed, based on their relative fair values, which have been assessed as of the September 1, 2021 acquisition date:

September 1,
2021
Cash and cash equivalents	$1.7
Accounts receivable	26.9
Inventories (1)	30.3
Other current assets	1.9
Property, plant and equipment	75.3
Other intangible assets (2)
Customer relationships	145.0
Developed technology	52.5
Tradenames	10.0
Other amortizable intangible assets	0.3
Right-of-use assets - operating	2.0
Deferred charges and other assets	0.8
Total fair value of assets acquired	346.7

Accounts payable	(13.8)
Current lease liabilities - operating	(0.4)
Accrued expenses and other current liabilities	(3.1)
Noncurrent lease liabilities - operating	(1.6)
Other noncurrent obligations	(1.4)
Total fair value of liabilities assumed	(20.3)
Net identifiable assets acquired	326.4
Purchase price consideration	449.7
Goodwill (3)	$123.3
(1)	Fair value of work-in-process and finished goods inventory acquired included a step-up in the value of approximately $6.9 million, out of which $3.5 million was amortized during the third quarter of 2021 within "Cost of sales" on the condensed consolidated statements of operations as the related inventory was sold to customers.
(2)	The expected weighted average useful life of the acquired intangible assets are 13 years for customer relationships, 11 years for developed technology, and 10 years for tradenames and 1-5 years for other amortizable intangible assets.
(3)	Goodwill largely consists of strategic and synergistic opportunities resulting from combining Aristech Surfaces with the Company’s existing businesses and is allocated entirely to the Engineered Materials segment. All of the goodwill related to this acquisition will be deductible for income tax purposes.

Net sales and net loss of Aristech Surfaces between the September 1, 2021 acquisition date and September 30, 2021 were $14.8 million and $3.1 million, respectively, and are recognized within the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

Transaction-related costs

Pursuant to GAAP, costs incurred to complete the Aristech Surfaces Acquisition as well as costs incurred to integrate into our operations are expensed as incurred. The Company incurred $3.1 million and $3.4 million of transaction-related costs for the three and nine months ended September 30, 2021, respectively. The amounts were recorded within “Selling, general and administrative expenses” in the Company’s condensed consolidated statements of operations, and are reflected in the nine months ended September 30, 2020 in the supplemental pro forma information below.

Acquisition of the Arkema PMMA Business

On May 3, 2021, the Company completed its previously-announced acquisition of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) business (together, the “PMMA business”) from Arkema PLC, (“Arkema”) through the purchase of 100% of the shares of certain subsidiaries of Arkema (the “PMMA Acquisition”). The PMMA Acquisition was completed pursuant to the Share Purchase Agreement, dated March 19, 2021 (the “SPA”), by and between the Company and Arkema. PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics.

The following table illustrates each component of the purchase price consideration related to the PMMA Acquisition:

Initial cash purchase price paid (1)	$1,369.0
Known purchase price adjustment, not yet settled (2)	(4.1)
Total purchase price consideration	$1,364.9
(1)	The PMMA Acquisition had an initial purchase price consideration of $1,370.7 million, of which $1,369.0 million was paid during the second quarter of 2021. This initial purchase price consideration remains subject to customary working capital and other closing adjustments.
(2)	Known purchase price adjustment not yet paid relates primarily to consideration for estimated working capital adjustments and certain assets at the Porto Marghera, Italy manufacturing site which will be legally transferred to Trinseo at a later date due to local transfer restrictions; however, the Company has the benefits and risks of ownership during the period from May 3, 2021 until the site legally transfers. This purchase price consideration is expected to be paid in the fourth quarter of 2021.

The PMMA Acquisition was funded using the net proceeds from the Company’s new financing arrangements, including $450.0 million from its 2029 Senior Notes issued on March 24, 2021 and $750.0 million of incremental borrowings under the 2028 Term Loan B entered into in conjunction with closing of the transaction, as well as available cash. Refer to Note 8 for further information on the financing arrangements used to fund the PMMA Acquisition.

The Company accounted for the PMMA Acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of that date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the PMMA Acquisition; however, preliminary measurements of fair value, including, but not limited to, inventory, intangible assets, property, plant and equipment, pension and postretirement obligations, contingent liabilities, including environmental remediation obligations, and deferred tax assets and liabilities are subject to change during the measurement period, and such changes could be material. The Company expects to finalize the valuation and accounting for the PMMA Acquisition as soon as practicable, but no later than one year after the acquisition date. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, the Company will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

The Company allocated the purchase price of the PMMA Acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income and cost approaches (or a combination thereof). Fair values were determined based on various inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates and terminal values. The fair value of pension liabilities assumed was determined in accordance with ASC 715 using key inputs including, but not limited to, discount rates, expected rates of return on plan assets, and future compensation growth rates. The various inputs used in the asset and pension valuations require significant management judgment.

The table below summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed, based on their relative fair values. In the third quarter of 2021, the Company recorded certain measurement period adjustments to reflect facts and circumstances in existence as of the May 3, 2021 acquisition date. These adjustments included a $19.4 million increase to property, plant and equipment, a $5.0 million increase to deferred income tax liabilities, a $5.8 million decrease to purchase price consideration, and a resulting $20.1 million decrease to goodwill.

May 3,
2021
Cash and cash equivalents	$10.4
Accounts receivable	19.1
Inventories (1)	78.9
Other current assets	8.7
Property, plant and equipment	255.4
Other intangible assets (2)
Customer relationships	326.6
Developed technology	133.0
Tradenames	46.0
Other amortizable intangible assets	0.4
Right-of-use assets - operating	4.1
Deferred charges and other assets	27.9
Total fair value of assets acquired	910.5

Accounts payable	(15.0)
Current lease liabilities - operating	(1.7)
Income taxes payable	(0.3)
Accrued expenses and other current liabilities	(11.3)
Noncurrent lease liabilities - operating	(2.5)
Deferred income tax liabilities	(39.3)
Other noncurrent obligations (3)	(23.1)
Total fair value of liabilities assumed	(93.2)
Net identifiable assets acquired	817.3
Purchase price consideration	1,364.9
Goodwill (4)	$547.6
(1)	Fair value of finished goods inventory acquired included a step-up in the value of approximately $10.1 million, which was fully amortized during the second quarter of 2021 within "Cost of sales" on the condensed consolidated statements of operations as the related inventory was sold to customers.
(2)	The expected weighted average useful life of the acquired intangible assets are 13 years for customer relationships, 10 years for developed technology, 16 years for tradenames, and 1-5 years for other amortizable intangible assets.
(3)	Includes $18.2 million of net pension and other employee benefits assumed as part of the PMMA Acquisition.
(4)	Goodwill largely consists of strategic and synergistic opportunities resulting from combining the PMMA business with the Company’s existing businesses and is allocated entirely to the Engineered Materials segment. Approximately $310.0 million of goodwill related to this acquisition will be deductible for income tax purposes based on the preliminary purchase price.

The results of the PMMA business are recognized within the Company's condensed consolidated statements of operations since the closing of the acquisition on May 3, 2021. The PMMA business contributed net sales and net loss of $224.6 million and $1.6 million, respectively, to the Company’s results for the three months ended September 30, 2021.

The PMMA business acquisition contributed net sales and net loss of $332.1 million and $5.4 million, respectively, to the Company’s results for the period from May 3, 2021 to September 30, 2021.

Transaction-related costs

Pursuant to GAAP, costs incurred to complete the PMMA Acquisition as well as costs incurred to integrate into our operations are expensed as incurred. The Company incurred $0.2 million and $20.0 million of transaction-related costs for the three and nine months ended September 30, 2021, respectively. The amounts were recorded within “Selling, general and administrative expenses” in the Company’s condensed consolidated statements of operations, and are reflected in the nine months ended September 30, 2020 in the supplemental pro forma information below.

In connection with the PMMA Acquisition, the Company entered into certain customary transitional services agreements with Arkema to provide for the orderly separation and transition of various functions and processes. These services will be provided by Arkema to the Company for up to 18 months after closing, with certain extension options available. These services include information technology, accounting and finance, procurement, supply chain, and other services, while we assume the operations of the PMMA business.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company with the PMMA business and Aristech Surfaces for the three and nine months ended September 30, 2021 and 2020, respectively, as if these acquisitions had occurred on January l, 2020. The proforma results were calculated by combining the results of Trinseo with the PMMA business and Aristech Surfaces but do not include adjustments related to cost savings or other synergies that are anticipated as a result of these acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2020, nor are they indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$1,300.2	$862.0	$3,863.8	$2,499.7
Net income (loss)	$94.1	$104.0	$355.1	$(96.7)
Income (loss) from continuing operations	$80.4	$38.4	$317.1	$(41.3)

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On May 21, 2021, the Company and Synthos PLC and certain of its subsidiaries (together, “Synthos”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell its Synthetic Rubber business to Synthos in an all-cash transaction with an initial aggregate price of $449.4 million, which reflects a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos. This initial aggregate purchase price included a working capital target (excluding inventory) of $47.0 million, which was subject to adjustment based on actual amounts conveyed at closing.

On October 21, 2021, the Company and Synthos entered into an amendment to the Purchase Agreement (the “Amended Purchase Agreement”), whereby net working capital (excluding inventory) will not transfer with the sale of the Synthetic Rubber business and, in exchange, the working capital target of $47.0 million will be removed from the purchase price. This will result in an amended purchase price of $402.4 million, subject to certain adjustments related to inventory and the exercise of certain option rights related to equity investments held by the Company.

This sale is expected to close in December 2021, subject to customary closing conditions. As a result of the above agreements, the assets and liabilities of the Company’s Synthetic Rubber business were classified as held-for-sale starting in the second quarter of 2021 in the condensed consolidated balance sheets and the associated operating results of the Synthetic Rubber business, net of income tax, have been classified as discontinued operations in the condensed consolidated statements of operations and statements of cash flows for all periods presented, in accordance with the guidance in ASC 205-20, Discontinued Operations.

The following table summarizes the assets and liabilities classified as held-for-sale at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Assets
Current assets
Accounts receivable, net of allowance	$83.5	$59.7
Inventories and other current assets	89.2	60.6
Total current assets	172.7	120.3
Property, plant and equipment, net	152.3	170.3
Other assets
Goodwill	11.4	12.1
Other intangible assets, net	17.5	20.2
Deferred charges and other assets	25.6	25.6
Total other assets	54.5	57.9
Total assets held-for-sale (1)	$379.5	$348.5
Liabilities
Current liabilities
Accounts payable	27.6	29.5
Accrued expenses and other current liabilities	11.3	12.7
Total current liabilities	38.9	42.2
Noncurrent liabilities
Other noncurrent obligations	42.4	42.3
Total noncurrent liabilities	42.4	42.3
Total liabilities held-for-sale (1)	$81.3	$84.5
(1)	All balance sheet amounts as of September 30, 2021 have been classified as current within the condensed consolidated balance sheets, as the sale is expected to occur within one year of the balance sheet date.

The following table summarizes the results of the Synthetic Rubber business for the three and nine months ended September 30, 2021 and 2020, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$122.3	$79.5	$382.2	$217.5
Cost of sales	101.9	82.5	321.2	238.9
Gross profit (loss)	20.4	(3.0)	61.0	(21.4)
Selling, general and administrative expenses	4.9	7.4	16.7	17.8
Impairment charges	—	—	—	28.0
Operating income (loss)	15.5	(10.4)	44.3	(67.2)
Other expense, net	0.2	0.4	1.2	1.1
Income (loss) from discontinued operations before income taxes	15.3	(10.8)	43.1	(68.3)
Provision for (benefit from) income taxes	1.6	(76.4)	5.1	(12.9)
Net income (loss) from discontinued operations	$13.7	$65.6	$38.0	$(55.4)

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

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2021 and 2020. Prior period balances in this table have been recast to reflect current period presentation, as described in Notes 1 and 4, including updates for the classification of the Company’s former Synthetic Rubber segment as discontinued operations and the Company’s prior year resegmentation.

	Latex	Engineered	Base
Three Months Ended	Binders	Materials	Plastics	Polystyrene	Feedstocks	Total
September 30, 2021
United States	$86.3	$102.4	$82.3	$—	$4.0	$275.0
Europe	153.5	89.6	247.3	162.6	50.8	703.8
Asia-Pacific	73.0	35.9	43.9	112.2	—	265.0
Rest of World	2.8	2.9	19.8	—	—	25.5
Total	$315.6	$230.8	$393.3	$274.8	$54.8	$1,269.3
September 30, 2020
United States	$54.1	$8.0	$52.8	$—	$2.0	$116.9
Europe	79.7	13.8	126.8	96.9	31.7	348.9
Asia-Pacific	48.1	28.1	40.9	70.4	4.9	192.4
Rest of World	1.3	0.1	19.6	—	—	21.0
Total	$183.2	$50.0	$240.1	$167.3	$38.6	$679.2

	Latex	Engineered	Base
Nine Months Ended	Binders	Materials	Plastics	Polystyrene	Feedstocks	Total
September 30, 2021
United States	$228.2	$174.1	$216.5	$—	$10.7	$629.5
Europe	431.4	190.8	699.2	511.7	188.9	2,022.0
Asia-Pacific	211.1	108.1	144.5	343.3	—	807.0
Rest of World	6.9	4.5	59.1	—	—	70.5
Total	$877.6	$477.5	$1,119.3	$855.0	$199.6	$3,529.0
September 30, 2020
United States	$167.2	$25.3	$143.5	$—	$5.9	$341.9
Europe	254.0	37.4	366.1	301.8	93.4	1,052.7
Asia-Pacific	140.9	72.3	94.5	204.1	19.7	531.5
Rest of World	5.2	0.2	45.0	—	—	50.4
Total	$567.3	$135.2	$649.1	$505.9	$119.0	$1,976.5

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales	$433.4	$269.7	$1,351.9	$817.3
Gross profit	$49.3	$39.6	$189.2	$78.1
Net income	$37.2	$27.5	$151.8	$39.3

As of September 30, 2021 and December 31, 2020, the Company’s investment in Americas Styrenics was $250.3 million and $240.1 million, respectively, which was $10.6 million and $16.3 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.6 years as of September 30, 2021. The Company received dividends of $20.0 million and $60.0 million from Americas Styrenics during the three and nine months ended September 30, 2021, respectively, while no dividends were received during the three and nine months ended September 30, 2020.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2021	2020
Finished goods	$314.0	$132.9
Raw materials and semi-finished goods	265.5	161.7
Supplies	37.8	29.5
Total	$617.3	$324.1

NOTE 8—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, debt consisted of the following:

			September 30, 2021			December 31, 2020
	Interest Rate as of September 30, 2021	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.081%	September 2024	$672.1	$(8.7)	$663.4	$677.3	$(10.8)	$666.5
2028 Term Loan B	2.584%	May 2028	744.6	(17.6)	727.0	—	—	—
2026 Revolving Facility(2)	Various	May 2026	—	—	—	—	—	—
2029 Senior Notes	5.125%	April 2029	450.0	(15.1)	434.9	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(5.3)	494.7	500.0	(6.2)	493.8
Accounts Receivable Securitization Facility(3)	Various	November 2021	130.0	—	130.0	—	—	—
Other indebtedness	Various	Various	7.0	—	7.0	10.0	—	10.0
Total debt			$2,503.7	$(46.7)	$2,457.0	$1,187.3	$(17.0)	$1,170.3
Less: current portion(4)					(149.1)			(12.2)
Total long-term debt, net of unamortized deferred financing fees					$2,307.9			$1,158.1
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	On May 3, 2021, in conjunction with the PMMA Acquisition, the Company extended its Revolving Facility (previously the “2022 Revolving Facility,” now the “2026 Revolving Facility”), originally maturing in September 2022, to May 2026, as described further below. As of September 30, 2021, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $366.9 million (net of $8.1 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	On August 27, 2021, in conjunction with the Aristech Surfaces Acquisition, the Company drew $150.0 million on its Accounts Receivable Securitization Facility, of which $20.0 million was repaid in September 2021. Further, in September 2021, the Company extended the maturity date of the facility to November 2021. As of September 30, 2021, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $20.0 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.
(4)	As of September 30, 2021, the current portion of long-term debt was primarily related to a $130.0 million balance on the Accounts Receivable Securitization Facility and $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B. As of December 31, 2020, the current portion of long-term debt was primarily related to $7.0 million of the scheduled future principal payments on the 2024 Term Loan B.

2029 Senior Notes

On March 24, 2021, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers”), each an indirect, wholly-owned subsidiary of the Company, executed an indenture pursuant to which they issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2029 Senior Notes mature on April 1, 2029. The net proceeds from the 2029 Senior Notes offering were used as a portion of the funding needed for the PMMA Acquisition, in addition to fees and expenses related to the offering and the PMMA Acquisition. The gross proceeds from the 2029 Senior Notes offering were released upon satisfaction of certain escrow release conditions, including closing of the PMMA Acquisition, which was completed on May 3, 2021.

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

The Indenture contains customary covenants, including restrictions on the Issuers’ and certain of its subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Issuers’ affiliates and consolidation, merger, or transfer of all or substantially all of the Issuers’ assets, will be suspended during any period of time that (1) the 2029 Senior Notes have Investment Grade Status (as defined in the Indenture) and (2) no default has occurred and is continuing under the Indenture. In the event that the 2029 Senior Notes are downgraded to below an Investment Grade Status, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of September 30, 2021, the Company was in compliance with all debt covenant requirements under the Indenture.

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

Senior Credit Facility

On May 3, 2021, the Issuers entered into (i) an amendment to the existing credit agreement dated as of September 6, 2017 in which the Issuers borrowed a new tranche of term loans in an aggregate amount of $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”), used to finance a portion of the purchase price of the PMMA Acquisition, and (ii) an amendment to the existing credit agreement, pursuant to which the existing revolving credit facility has been refinanced with a new revolving credit facility in an aggregate amount of $375.0 million, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility, maturing in May 2026. Amounts under the 2026 Revolving Facility are available in U.S. dollars and euros. The terms under the 2026 Revolving Facility are substantially unchanged from the 2022 Revolving Facility. Refer to the Annual Report for the terms of the 2022 Revolving Facility. As a result of amending the revolving credit facility, during the nine months ended September 30, 2021, the Company recognized a $0.5 million loss on extinguishment of long-term debt related to the write-off of a portion of the existing unamortized deferred financing fees. This amount has been recorded with “Other expense (income), net” in the condensed consolidated statement of operations.

The 2028 Term Loan B bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor, and was issued at a 0.5% original issue discount. Further, the 2028 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2028 Term Loan B, with the balance to be paid at maturity.

The 2026 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2026 Revolving Facility exceeds 30% of the $375.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter end, then the Borrowers’ first lien net leverage ratio may not exceed 3.50 to 1.00. As of September 30, 2021, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

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

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2020 to September 30, 2021:

	Latex	Engineered	Base			Americas
	Binders	Materials	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2020	$17.1	$16.0	$24.2	$4.8	$—	$—	$62.1
Acquisitions (Note 3)	—	670.8	—	—	—	—	670.8
Foreign currency impact	(1.0)	(10.5)	(1.3)	(0.2)	—	—	(13.0)
Balance at September 30, 2021	$16.1	$676.3	$22.9	$4.6	$—	$—	$719.9

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

As of September 30, 2021, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $1,177.9 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2021:

September 30,
Buy / (Sell)	2021
Euro	$(1,037.4)
Chinese Yuan	$(38.6)
Swiss Franc	$32.8
Mexican Peso	$(17.8)
Korean Won	$(15.3)

Open foreign exchange forward contracts as of September 30, 2021 had maturities occurring over a period of two months.

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

Open foreign exchange cash flow hedges as of September 30, 2021 had maturities occurring over a period of three months, and had a net notional U.S. dollar equivalent of $24.0 million.

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

As of September 30, 2021, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (0.08% as of September 30, 2021) from the counterparties.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended					Three Months Ended
	September 30, 2021					September 30, 2020
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other income, net		Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,101.0)	$(23.0)	$—		$0.1	$(572.9)	$(10.0)	$—	$(1.2)

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$0.3	$—	$—		$—	$(0.7)	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(0.9)	$—		$—	$—	$(0.8)	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$1.9	$—		$—	$—	$1.6	$—	$—
Amount of loss recognized in income (1)	$—	$—	$—	$		$—	$—	$—	$(0.8)

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$—		$23.3	$—	$—	$—	$(13.2)

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Nine Months Ended					Nine Months Ended
	September 30, 2021					September 30, 2020
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net		Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(2,951.7)	$(56.6)	$(22.0)		$(8.4)	$(1,789.1)	$(32.0)	$—	$(3.0)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$—	$—	$—		$—	$—	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(2.6)	$—		$—	$—	$(1.6)	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing (2)	$—	$5.5	$—		$—	$—	$7.0	$—	$—
Amount of loss recognized in income (1)	$—	$—	$—	$		$—	$—	$—	$(0.8)

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income (3)	$—	$—	$(22.0)		$43.4	$—	$—	$—	$(7.5)
(1)	Amount represents the change in fair value of the portion of the 2020 CCS that was de-designated from hedge accounting for the three and nine months ended September 30, 2020.
(2)	Amounts include the effects on AOCI of both the 2017 CCS through its settlement on February 26, 2020 and the 2020 CCS from when it was entered into on February 26, 2020 through September 30, 2020.
(3)	The $22.0 million loss incurred from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the nine months ended September 30, 2021 is presented separately in the condensed consolidated statements of operations from the gains recorded on the Company’s other foreign exchange forward contracts.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and nine months ended September 30, 2021 and 2020:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$0.4	$(0.3)	$3.1	$0.6
Interest rate swaps	0.8	0.7	2.5	(5.2)
Total	$1.2	$0.4	$5.6	$(4.6)
Designated as Net Investment Hedges
Cross currency swaps (CCS) (1)	$13.1	$(24.2)	$32.1	$(11.6)
Total	$13.1	$(24.2)	$32.1	$(11.6)
(1)	Amount for the nine months ended September 30, 2020 includes the effects on AOCI of both the 2017 CCS through its settlement on February 26, 2020 and the 2020 CCS from when it was entered into on February 26, 2020 through September 30, 2020.

	Gain (Loss) Recognized in Other expense, net in Statement of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Settlements and changes in the fair value of forward contracts (not designated as hedges) (1)	$23.3	$(13.2)	$43.4	$(7.5)
Remeasurement of foreign currency-denominated assets and liabilities	$(23.7)	$14.0	$(43.0)	$8.9
Total	$(0.4)	$0.8	$0.4	$1.4
(1)	Amounts do not include the loss of $22.0 million recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the nine months ended September 30, 2021.

The Company expects to reclassify in the next twelve months an approximate $2.5 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of September 30, 2021 based on current foreign exchange rates.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2021
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$18.6	$0.9	$—	$4.2	$23.7
Gross derivative asset position	18.6	0.9	—	4.2	23.7
Less: Counterparty netting	(0.1)	—	—	—	(0.1)
Net derivative asset position	$18.5	$0.9	$—	$4.2	$23.6
Liability Derivatives:
Accounts payable	$(0.8)	$—	$(3.4)	$—	$(4.2)
Other noncurrent obligations	—	—	—	(33.7)	(33.7)
Gross derivative liability position	(0.8)	—	(3.4)	(33.7)	(37.9)
Less: Counterparty netting	0.1	—	—	—	0.1
Net derivative liability position	$(0.7)	$—	$(3.4)	$(33.7)	$(37.8)
Total net derivative position	$17.8	$0.9	$(3.4)	$(29.5)	$(14.2)

	December 31, 2020
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance (1)	$8.2	$—	$—	$5.0	$13.2
Gross derivative asset position	8.2	—	—	5.0	13.2
Less: Counterparty netting	(6.5)	—	—	—	(6.5)
Net derivative asset position	$1.7	$—	$—	$5.0	$6.7
Liability Derivatives:
Accounts payable (1)	$(8.3)	$(2.1)	$(3.4)	$—	$(13.8)
Other noncurrent obligations	—	—	(2.5)	(66.5)	(69.0)
Gross derivative liability position	(8.3)	(2.1)	(5.9)	(66.5)	(82.8)
Less: Counterparty netting	6.5	—	—	—	6.5
Net derivative liability position	$(1.8)	$(2.1)	$(5.9)	$(66.5)	$(76.3)
Total net derivative position	$(0.1)	$(2.1)	$(5.9)	$(61.5)	$(69.6)
(1)	Balance as of December 31, 2020 includes a $7.3 million receivable representing the fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$18.5	$—	$18.5
Foreign exchange forward contracts—(Liabilities)	—	(0.7)	—	(0.7)
Foreign exchange cash flow hedges—Assets	—	0.9	—	0.9
Interest rate swaps—(Liabilities)	—	(3.4)	—	(3.4)
Cross currency swaps—Assets	—	4.2	—	4.2
Cross currency swaps—(Liabilities)	—	(33.7)	—	(33.7)
Total fair value	$—	$(14.2)	$—	$(14.2)

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1.7	$—	$1.7
Foreign exchange forward contracts—(Liabilities)	—	(1.8)	—	(1.8)
Foreign exchange cash flow hedges—(Liabilities)	—	(2.1)	—	(2.1)
Interest rate swaps—(Liabilities)	—	(5.9)	—	(5.9)
Cross currency swaps—Assets	—	5.0	—	5.0
Cross currency swaps—(Liabilities)	—	(66.5)	—	(66.5)
Total fair value	$—	$(69.6)	$—	$(69.6)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2020, which were still held as of September 30, 2021. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continues to operate. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As a result of the fair value measurements performed, the Company recorded impairment charges on the Boehlen styrene monomer assets of $10.3 million during the first quarter of 2020. During the three and nine months ended September 30, 2021, the Company recorded additional impairment charges of $0.3 million and $2.1 million related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired, which are also included within “Impairment charges” on the condensed consolidated statements of operations. Refer to the Company’s Annual Report for further information. As of September 30, 2021 and December 31, 2020, the value of the Boehlen styrene monomer assets are recorded at $3.5 million and $3.7 million, respectively, within the Company’s condensed consolidated balance sheets herein.

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2021 and December 31, 2020:

	As of	As of
	September 30, 2021	December 31, 2020
2029 Senior Notes	$455.5	$—
2028 Term Loan B	742.7	—
2025 Senior Notes	509.7	513.5
2024 Term Loan B	670.4	674.0
Total fair value	$2,378.3	$1,187.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The amount outstanding under the Accounts Receivable Securitization Facility of $130.0 million as of September 30, 2021 is short-term in nature and thus the Company estimates the carrying value of the obligation approximates its fair value.

There were no other significant financial instruments outstanding as of September 30, 2021 and December 31, 2020.

NOTE 12—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Effective income tax rate	6.5%	40.1%	14.9%	126.5%

Provision for income taxes for the three and nine months ended September 30, 2021 totaled $5.5 million and $48.9 million, respectively, resulting in an effective tax rate of 6.5% and 14.9%, respectively. Provision for income taxes for the three and nine months ended September 30, 2020 totaled $26.9 million and $16.2 million, respectively, resulting in an effective tax rate of 40.1% and 126.5%, respectively.

The effective income tax rate for the three months ended September 30, 2021 was significantly impacted by the release of a valuation allowance of $16.3 million, as a result of improvements in actual business operations and projected future results of one of the Company’s subsidiaries in China.

The effective income tax rate for the three and nine months ended September 30, 2020 was primarily driven by the Company’s overall forecasted jurisdictional mix of earnings, where the tax benefit on losses expected to be generated in lower rate jurisdictions was offset by tax expense on income expected to be generated in higher tax jurisdictions. Also impacting the rate for the nine months ended September 30, 2020 was a tax benefit related to the impairment charges recorded during the period related to the Company’s assets in Boehlen, Germany. Refer to Note 11 in the condensed consolidated financial statements for further information.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party at any Superfund Sites. As of September 30, 2021 the Company had $5.1 million of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021. The Company had no accrued obligations for environmental remediation or restoration costs as of December 31, 2020.

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

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Defined Benefit Pension Plans (1)
Service cost	$4.2	$3.3	$12.4	$9.8
Interest cost	0.4	0.8	1.4	2.2
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.9)
Amortization of prior service credit	(0.5)	(0.3)	(0.9)	(0.9)
Amortization of net loss	1.6	1.0	4.7	3.1
Settlement and curtailment (gain) loss	(2.3)	1.1	(2.3)	1.1
Net periodic benefit cost	$3.1	$5.6	$14.7	$14.4
(1)	All amounts represent components of net periodic benefit costs.

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three and nine months ended September 30, 2021 and 2020.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $298.2 million and $294.4 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.6 million and $6.1 million during the three and nine months ended September 30, 2021, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $1.4 million to its defined benefit plans for the remainder of 2021.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and nine months ended September 30, 2021 and 2020, as well as unrecognized compensation cost as of September 30, 2021:

					As of
	Three Months Ended		Nine Months Ended		September 30, 2021
	September 30,		September 30,		Unrecognized	Weighted
	2021	2020	2021	2020	Compensation Cost	Average Years
RSUs	$2.1	$1.5	$5.7	$4.9	$13.60	2.0
Options	1.2	0.6	3.5	2.3	4.60	1.5
PSUs	0.7	0.5	1.8	1.5	3.70	1.9
Total share-based compensation expense	$4.0	$2.6	$11.0	$8.7

The following table summarizes awards granted and the respective weighted average grant date fair value for the nine months ended September 30, 2021:

	Nine Months Ended
	September 30, 2021
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	212,167	$58.59
Options	296,354	22.61
PSUs	49,463	61.06

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the nine months ended September 30, 2021:

Nine Months Ended
September 30, 2021
Expected term (in years)	5.50
Expected volatility	48.69%
Risk-free interest rate	0.78%
Dividend yield	1.81%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the nine months ended September 30, 2021, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the nine months ended September 30, 2021:

Nine Months Ended
September 30, 2021
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

The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition on May 3, 2021 and the Aristech Surfaces Acquisition on September 1, 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Base Plastics segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, and ABS resins. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and nine months ended September 30, 2021 and 2020. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 5 for the Company’s net sales to external customers by segment for the three and nine months ended September 30, 2021 and 2020.

	Latex	Engineered	Base			Americas
Three Months Ended (1)	Binders	Materials	Plastics	Polystyrene	Feedstocks	Styrenics
September 30, 2021	$37.1	$32.7	$87.9	$51.2	$(27.6)	$17.1
September 30, 2020	$18.7	$9.4	$40.5	$20.4	$10.1	$18.3

	Latex	Engineered	Base			Americas
Nine Months Ended (1)	Binders	Materials	Plastics	Polystyrene	Feedstocks	Styrenics
September 30, 2021	$86.2	$68.5	$235.0	$149.6	$58.5	$70.2
September 30, 2020	$55.4	$22.3	$55.6	$46.4	$(10.6)	$42.5
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

The reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income from continuing operations before income taxes	$84.9	$67.1	$327.1	$12.8
Interest expense, net	23.0	10.0	56.6	32.0
Depreciation and amortization	49.8	21.2	111.0	69.8
Corporate Unallocated(2)	25.0	16.6	71.3	56.1
Adjusted EBITDA Addbacks(3)	15.7	2.5	102.0	40.9
Segment Adjusted EBITDA	$198.4	$117.4	$668.0	$211.6
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net gain on disposition of businesses and assets	$—	$—	$(0.2)	$(0.4)
Restructuring and other charges (Note 17)	0.2	(0.1)	6.8	7.0
Acquisition transaction and integration net costs (a)	13.6	—	62.8	(0.3)
Acquisition purchase price hedge loss (Note 10)	—	—	22.0	—
Asset impairment charges or write-offs (Note 11)	1.2	—	3.0	10.3
Other items (b)	0.7	2.6	7.6	24.3
Total Adjusted EBITDA Addbacks	$15.7	$2.5	$102.0	$40.9

(a)	Amounts for the three months ended September 30, 2021 include $10.1 million of total acquisition and integration costs and $3.5 million related to amortization of the fair-value step-up to inventory associated with the Aristech Surfaces Acquisition. Amounts for the nine months ended September 30, 2021 include $44.7 million of total acquisition and integration costs, $13.6 million related to amortization of the fair-value step-up to inventory associated with acquisitions, and $4.5 million of transfer taxes associated with the PMMA Acquisition. Refer to Note 3 for further information
(b)	Other items for the three and nine months ended September 30, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the ERP upgrade project. Other items for the three and nine months ended September 30, 2020 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

NOTE 17—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2021	2020	2021	2020	Charges	Segment
Corporate Restructuring Program
Accelerated depreciation	$—	$—	$(0.4)	$2.5	$2.5
Employee termination benefits	(0.1)	(0.5)	0.4	3.9	19.9
Contract terminations	—	—	—	2.4	2.8
Decommissioning and other	—	0.2	—	0.2	0.2
Corporate Program Subtotal	$(0.1)	$(0.3)	$—	$9.0	$25.4	N/A(1)
Transformational Restructuring Program
Employee termination benefits	$0.3	$—	$6.4	$—	$6.4	N/A(2)
Transformational Program Subtotal	$0.3	$—	$6.4	$—	$6.4
Other Restructurings	—	0.2	—	0.5		Various
Total Restructuring Charges	$0.2	$(0.1)	$6.4	$9.5
(1)	In November 2019, the Company announced a corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency, which continued through the three and nine months ended September 30, 2021. The Company expects to incur a limited amount of incremental employee termination benefit charges through the end of 2021, and the majority of these benefits are expected to be paid by the end of 2021. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.
(2)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s recent strategic initiatives. In connection with this restructuring program, during the three and nine months ended September 30, 2021, the Company incurred employee termination benefits charges of $0.3 million and $6.4 million, respectively. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of September 30, 2021 of less than $1.0 million, the majority of which are expected to be paid by June 30, 2022. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of September 30, 2021. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2020	Expenses	Deductions(1)	September 30, 2021
Employee termination benefits	$7.9	$6.8	$(5.4)	$9.3
Contract terminations	0.1	—	(0.1)	—
Total	$8.0	$6.8	$(5.5)	$9.3
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2021 and 2020	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2021	$(109.3)	$(69.8)	$(0.8)	$(179.9)
Other comprehensive income (loss)	(1.7)	9.3	0.6	8.2
Amounts reclassified from AOCI to net income(1)	—	(1.2)	0.6	(0.6)
Balance as of September 30, 2021	$(111.0)	$(61.7)	$0.4	$(172.3)

Balance as of June 30, 2020	$(97.1)	$(54.6)	$(4.4)	$(156.1)
Other comprehensive income (loss)	(6.7)	0.1	(1.1)	(7.7)
Amounts reclassified from AOCI to net income (1)	—	1.6	1.5	3.1
Balance as of September 30, 2020	$(103.8)	$(52.9)	$(4.0)	$(160.7)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2021 and 2020	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income (loss)	(2.0)	9.3	3.0	10.3
Amounts reclassified from AOCI to net income(1)	—	0.9	2.6	3.5
Balance as of September 30, 2021	$(111.0)	$(61.7)	$0.4	$(172.3)

Balance as of December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)
Other comprehensive income (loss)	2.9	0.7	(6.2)	(2.6)
Amounts reclassified from AOCI to net loss(1)	—	2.7	1.6	4.3
Balance as of September 30, 2020	$(103.8)	$(52.9)	$(4.0)	$(160.7)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
AOCI Components	2021	2020	2021	2020	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(0.3)	$0.7	$—	$—	Cost of sales
Interest rate swaps	0.9	0.8	2.6	1.6	Interest expense, net
Total before tax	0.6	1.5	2.6	1.6
Tax effect	—	—	—	—	Provision for income taxes
Total, net of tax	$0.6	$1.5	$2.6	$1.6

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.3)	$(0.7)	$(0.9)	(a)
Net actuarial loss	1.7	1.2	5.3	3.5	(a)
Net curtailment and settlement (gain) loss	(2.5)	1.1	(2.5)	1.1	(a)
Total before tax	(1.0)	2.0	2.1	3.7
Tax effect	(0.2)	(0.4)	(1.2)	(1.0)	Provision for income taxes
Total, net of tax	$(1.2)	$1.6	$0.9	$2.7
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2021 and 2020. Amounts have been recast to reflect the Company’s classification of its Synthetic Rubber business as discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2021	2020	2021	2020
Earnings:
Net income (loss) from continuing operations	$79.4	$40.2	$278.2	$(3.4)
Net income (loss) from discontinued operations	13.7	65.6	38.0	(55.4)
Net income (loss)	$93.1	$105.8	$316.2	$(58.8)
Shares:
Weighted average ordinary shares outstanding	38.8	38.3	38.7	38.4
Dilutive effect of RSUs, option awards, and PSUs(1)	0.7	0.1	0.9	—
Diluted weighted average ordinary shares outstanding	39.5	38.4	39.6	38.4
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	2.04	1.05	7.19	(0.09)
Discontinued operations	0.35	1.72	0.98	(1.44)
Income (loss) per share—basic	$2.39	$2.77	$8.17	$(1.53)
Income (loss) per share—diluted:
Continuing operations	2.01	1.04	7.03	(0.09)
Discontinued operations	0.35	1.71	0.96	(1.44)
Income (loss) per share—diluted	$2.36	$2.75	$7.99	$(1.53)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. There were 0.6 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2021. There were 1.6 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2020. As the Company recorded a net loss from continuing operations for the nine months ended September 30, 2020, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

t

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2021 Year-to-Date Highlights

During the three and nine months ended September 30, 2021, Trinseo recognized net income from continuing operations of $79.4 million and $278.2 million, respectively, and Adjusted EBITDA of $173.4 million and $596.7 million, respectively, as the Company’s strong performance from the first half of the year continued into the third quarter, enhanced by the additional results from our acquisitions in the Engineered Materials segment, and despite challenging industry operating conditions that arose during the third quarter including high utility costs and constraints in material, labor and energy. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Redomiciliation to Ireland

On October 8, 2021, we completed the previously-announced cross-border merger transaction, pursuant to which our former publicly-traded parent company, Trinseo S.A., a Luxembourg limited liability company, was merged with and into Trinseo PLC, an Irish public limited company, as successor issuer to Trinseo S.A. (the “Redomiciliation”). The Redomiciliation was approved by the High Court of Ireland and by Trinseo shareholders at the Company’s annual general meeting. The Redomiciliation is expected to provide Trinseo with a favorable legal and regulatory infrastructure, simplify regulatory requirements, provide dividend withholding tax benefits to shareholders and provide operational efficiencies and reductions in its operating and administrative costs. All references herein to “Trinseo” or the “Company” refer to Trinseo S.A. and its subsidiaries through the effective date of the Redomiciliation, and thereafter refer to Trinseo PLC and its subsidiaries.

In the Redomiciliation, each Trinseo shareholder received an ordinary share of Trinseo PLC for every ordinary share of Trinseo S.A. that they then held, on a one-for-one basis. As a result of the Redomiciliation, the ordinary shares of Trinseo S.A. were suspended from trading on the New York Stock Exchange (“NYSE”) and the ordinary shares of Trinseo PLC were listed on the NYSE under the symbol “TSE.” The treasury shares of Trinseo S.A. were cancelled in conjunction with the Redomiciliation. Following the Redomiciliation, we continue to be subject to SEC reporting requirements and the applicable corporate governance rules of the NYSE, and we continue to report our financial results in U.S. dollars and GAAP. As the Redomiciliation was completed subsequent to September 30, 2021, amounts presented herein represent the results of Trinseo S.A. as of and for the periods ended September 30, 2021 and have not been adjusted for the equity transactions completed in connection with the Redomiciliation on October 8, 2021.

Acquisition of Aristech Surfaces

On September 1, 2021, the Company closed on the previously-announced acquisition of Aristech Surfaces LLC (“Aristech Surfaces”), a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, for a preliminary purchase price of $449.7 million, subject to customary working capital and other closing adjustments (the “Aristech Surfaces Acquisition”). Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter tops, signage, bath products and recreational vehicles. The business will become part of the Company’s Engineered Materials segment. The transaction was funded with cash on hand and existing credit facilities. Refer to Note 3 in the condensed consolidated financial statements for more information.

Acquisition of the Arkema PMMA Business

On May 3, 2021, the Company closed on the previously-announced acquisition of the PMMA and MMA businesses (together, referred to herein as the PMMA business) from Arkema for an initial purchase price consideration of $1,370.7 million, of which $1,369.0 million was paid during the second quarter of 2021, subject to customary working capital and other closing adjustments (the “PMMA Acquisition”). The PMMA Acquisition was funded primarily using proceeds from new debt financing arrangements, as described below. PMMA is a transparent and rigid plastic with a wide range of end uses, and complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics. Refer to Note 3 in the condensed consolidated financial statements for further information.

New Financing Arrangements

On March 24, 2021, the Company issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”). Further, on May 3, 2021, in conjunction with the closing of the PMMA Acquisition, the Company entered into $750.0 million in incremental term loan borrowings (“2028 Term Loan B”) under our existing senior secured credit facility. The net proceeds from the 2029 Senior Notes and the 2028 Term Loan B, as well as available cash, were used to fund the PMMA Acquisition. Refer to Note 8 in the condensed consolidated financial statements for further details on these new financing arrangements.

Divestiture of Synthetic Rubber Business

On May 21, 2021, the Company and Synthos PLC and certain of its subsidiaries (together, “Synthos”) entered into an Asset Purchase Agreement, (the “Purchase Agreement”), pursuant to which the Company agreed to sell our Synthetic Rubber business to Synthos in an all-cash transaction with an initial aggregate purchase price of $449.4 million, which reflects a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos. This initial aggregate purchase price included a working capital target (excluding inventory) of $47.0 million, which was subject to adjustment based on actual amounts conveyed at closing.

On October 21, 2021, the Company and Synthos entered into an amendment to the Purchase Agreement (the “Amended Purchase Agreement”), whereby net working capital (excluding inventory) will not transfer with the sale of the Synthetic Rubber business and, in exchange, the working capital target of $47.0 million will be removed from the purchase price. This will result in an amended purchase price of $402.4 million, subject to certain adjustments related to inventory and the exercise of certain option rights. This amendment had no effect on the intended economics of the sale transaction.

The transaction is expected to close in December of 2021, subject to customary closing conditions. Additionally, Trinseo and Synthos have agreed to enter into a long-term supply agreement, in which we will supply Synthos with certain raw materials used in the Synthetic Rubber business as of the date the transaction closes.

As a result of the above agreements, the assets and liabilities of the Company’s Synthetic Rubber business were classified as held-for-sale starting in the second quarter of 2021 in the condensed consolidated balance sheets and the associated operating results of the Synthetic Rubber business, net of income tax, have been classified as discontinued operations in the condensed consolidated statements of operations and statements of cash flows for all periods presented. Refer to Note 4 in the condensed consolidated financial statements for further information.

Exploration of Divestiture of Styrenics Businesses

Trinseo has begun work to explore the divesture of the Company’s styrenics businesses and plans to launch a formal sales process in the first quarter of 2022. The scope of this potential divestiture is expected to include the Feedstocks and Polystyrene reporting segments as well as our 50% ownership of Americas Styrenics.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2021	%	2020	%	2021	%	2020	%
Net sales	$1,269.3	100%	$679.2	100%	$3,529.0	100%	$1,976.5	100%
Cost of sales	1,101.0	87%	572.9	84%	2,951.7	84%	1,789.1	91%
Gross profit	168.3	13%	106.3	16%	577.3	16%	187.4	9%
Selling, general and administrative expenses	76.4	6%	46.3	7%	230.4	7%	171.8	9%
Equity in earnings of unconsolidated affiliates	17.1	1%	18.3	3%	70.2	2%	42.5	2%
Impairment charges	1.2	—%	—	—%	3.0	—%	10.3	1%
Operating income	107.8	8%	78.3	12%	414.1	11%	47.8	1%
Interest expense, net	23.0	2%	10.0	1%	56.6	2%	32.0	2%
Acquisition purchase price hedge loss	—	—%	—	—%	22.0	1%	—	—%
Other expense (income), net	(0.1)	—%	1.2	—%	8.4	—%	3.0	—%
Income from continuing operations before income taxes	84.9	6%	67.1	11%	327.1	8%	12.8	1%
Provision for income taxes	5.5	—%	26.9	4%	48.9	1%	16.2	1%
Net income (loss) from continuing operations	$79.4	6%	$40.2	7%	$278.2	7%	$(3.4)	—%
Net income (loss) from discontinued operations, net of income taxes	13.7	1%	65.6	10%	38.0	1%	(55.4)	(3)%
Net income	$93.1	7%	$105.8	17%	$316.2	8%	$(58.8)	(3)%

Three Months Ended – September 30, 2021 vs. September 30, 2020

Net Sales

Of the 87% increase in net sales, 61% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs and 24% was due to the contribution from our acquisitions in 2021, including the PMMA Acquisition, which closed on May 3, 2021, and the Aristech Surfaces Acquisition, which closed on September 1, 2021.

Cost of Sales

The 92% increase in cost of sales was primarily attributable to a 57% increase in raw material costs, a 27% increase related to the PMMA Acquisition and Aristech Surfaces Acquisition, and a 5% increase from higher utility costs.

Gross Profit

The increase in gross profit of 58% was primarily attributable to higher margins, due to strong demand and tight supply mainly in polystyrene, ABS, and PC, and higher volume, particularly in Latex Binders, supplemented by contributions from our acquisitions. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $30.1 million, or 65%, increase in SG&A was primarily due to an increase in personnel costs of $12.3 million due to the Company's improved performance during 2021 and the addition of personnel from acquisitions, as well as $10.1 million of acquisition transaction and integration costs incurred in connection with the PMMA Acquisition and the

Aristech Surfaces Acquisition during the period. Also contributing to the increase was a $2.5 million increase in costs associated with the Company’s strategic initiatives.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $1.2 million was due to lower equity earnings from Americas Styrenics, mainly attributable to headwinds from production issues caused by Hurricane Ida, as well as lower styrene margins.

Impairment Charges

During the three months ended September 30, 2021, the Company recorded impairment charges of $0.3 million related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements, as well as impairment charges of $0.9 million related to certain long-lived assets in our Base Plastics segment.

Interest Expense, Net

The increase in interest expense, net of $13.0 million, or 130%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes in the first quarter of 2021 and the 2028 Term Loan B during the second quarter of 2021. Refer to Note 8 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other income, net for the three months ended September 30, 2021 was $0.1 million, which included a $1.1 million of benefit related to the non-service cost components of net periodic benefit cost, partially offset by foreign exchange transaction losses of $0.4 million. These net foreign exchange transaction losses included $23.7 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, almost entirely offset by $23.3 million of gains from our foreign exchange forward contracts.

Other expense, net for the three months ended September 30, 2020 was $1.2 million, which included $2.3 million of expense related to the non-service cost components of net periodic benefit cost, partially offset by foreign exchange transaction gains of $0.8 million. Net foreign transaction gains included $14.0 million of gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $13.2 million of losses from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2021 totaled $5.5 million, resulting in an effective tax rate of 6.5%. Provision for income taxes for the three months ended September 30, 2020 totaled $26.9 million, resulting in an effective tax rate of 40.1%.

The decrease in provision for income taxes is primarily driven by the release of a valuation allowance of $16.3 million in the third quarter of 2021, as a result of improvements in actual business operations and projected future results of one of the Company’s subsidiaries in China.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income from discontinued operations, net of income taxes during the three months ended September 30, 2021 and 2020 was $13.7 million and $65.6 million, respectively, and was related the results of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Nine Months Ended – September 30, 2021 vs. September 30, 2020

Net Sales

Of the 79% increase in net sales, 56% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs, 14% was due to the contribution from our acquisitions in 2021, including the PMMA

Acquisition and the Aristech Surfaces Acquisition. Additionally, there was a 6% increase from higher sales volumes and a 3% increase due to currency impacts as the euro strengthened in comparison to the U.S. dollar during the period.

Cost of Sales

The 65% increase in cost of sales was primarily attributable to a 49% increase in raw material costs, a 15% increase related to the PMMA Acquisition and Aristech Surfaces Acquisition, and a 6% increase due to higher sales volumes. These effects were partially offset by a decrease of 6% due to the impact of inventory revaluation.

Gross Profit

The increase in gross profit of 208% was primarily attributable to higher margins, due to strong demand and tight supply, mainly in styrene, polystyrene, ABS, and PC, and higher volume, particularly in automotive. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $58.6 million, or 34%, increase in SG&A was primarily due to an increase in personnel costs of $25.3 million due to the Company's improved performance during 2021 and the addition of personnel from acquisitions, as well as $49.2 million of acquisition transaction and integration costs incurred in connection with the PMMA Acquisition and the Aristech Surfaces Acquisition. There was an additional increase of $7.3 million attributable to foreign exchange rate impacts. These increases were partially offset by a decrease of $19.3 million from lower advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow in early 2020, a decrease of $5.9 million from lower costs associated with strategic initiatives, and a decrease of $5.3 million in bad debt expense.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $27.7 million was due to equity earnings from Americas Styrenics, mainly attributable to increased sales volume and higher styrene margins in North America.

Impairment Charges

During the nine months ended September 30, 2021 and 2020, the Company recorded impairment charges of $2.1 million and $10.3 million, respectively, related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements. Additionally, during the nine months ended September 30, 2021, the Company recorded $0.9 million of impairment charges on certain long-lived assets in our Base Plastics segment.

Interest Expense, Net

The increase in interest expense, net of $24.6 million, or 77%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes during the first quarter of 2021 and the 2028 Term Loan B during the second quarter of 2021. Refer to Note 8 in the condensed consolidated financial statements for further information.

Acquisition Purchase Price Hedge Loss

The $22.0 million acquisition purchase price hedge loss for the nine months ended September 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business.

Other Expense (Income), Net

Other expense, net for the nine months ended September 30, 2021 was $8.4 million, which included $2.3 million of expense related to the non-service cost components of net periodic benefit cost and $4.5 million of transfer taxes associated with the PMMA Acquisition. These expense amounts were partially offset by foreign exchange transaction gains of $0.4 million, which included $43.0 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $43.4 million of gains from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

Other expense, net for the nine months ended September 30, 2020 was $3.0 million, which included $4.6 million of expense related to the non-service cost components of net periodic benefit cost, partially offset by foreign exchange transaction gains of $1.4 million. Net foreign transaction gains included $8.9 million of foreign exchange transaction gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $7.5 million of losses from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2021 totaled $48.9 million, resulting in an effective tax rate of 14.9%. Provision for income taxes for the nine months ended September 30, 2020 totaled $16.2 million, resulting in an effective tax rate of 126.5%.

The increase in provision for income taxes is primarily driven by the $314.3 million increase in income from continuing operations before income taxes, partially offset by the release of a valuation allowance of $16.3 million in the third quarter of 2021, as a result of improvements in actual business operations and projected future results of one of the Company’s subsidiaries in China.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of income taxes during the nine months ended September 30, 2021 and 2020 was $38.0 million and $(55.4) million, respectively, and was related the results of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Outlook

During the third quarter several adverse industry factors have emerged such as high energy prices and multiple supply chain and production challenges including material, shipping container and labor shortages as well as elevated freight costs. Despite these difficult operating and supply conditions, we expect continued strong earnings and cash generation through the end of the year. In addition, we are making significant progress with the integration of our new acquisitions, including the PMMA business and Aristech Surfaces, as discussed above in “2021 Highlights.”

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2021 and 2020. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business, as discontinued operations in the condensed consolidated statement of operations for all periods presented, and therefore, it is no longer presented as a separate reportable segment. Refer to Note 4 in the condensed consolidated financial statements for further information. Additionally, prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the fourth quarter of 2020, as described in Note 16 of the condensed consolidated financial statements.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$315.6	$183.2	72%	$877.6	$567.3	55%
Adjusted EBITDA	$37.1	$18.7	98%	$86.2	$55.4	56%
Adjusted EBITDA margin	12%	10%		10%	10%

Three Months Ended – September 30, 2021 vs. September 30, 2020

The 72% increase in net sales was primarily due to a 64% increase in pricing from the pass through of raw material costs, mainly styrene and butadiene. Additionally, there was an increase of 7% due to increased sales volume for the period, which was driven by higher sales to CASE and paper applications.

The $18.4 million, or 98%, increase in Adjusted EBITDA was primarily due to an increase of $14.7 million, or 79%, attributable to higher margins. The increase was also due to increased sales volume of $5.2 million, or 28%, as well as an increase of $0.6 million, or 3%, caused by foreign exchange rate impacts. These increases were partially offset by a decrease of $1.7 million, or 9%, due to higher fixed costs.

Nine Months Ended – September 30, 2021 vs. September 30, 2020

The 55% increase in net sales was primarily due to a 47% increase in pricing from the pass through of raw material costs, mainly styrene and butadiene. Additionally, there was an increase of 4% due to foreign exchange rate impacts and an increase of 4% due to increased sales volume for the period, which was primarily attributable to higher sales following headwinds in the prior year from COVID-19. Sales volumes to CASE applications increased 23% on a year-to-date basis.

The $30.8 million, or 56%, increase in Adjusted EBITDA was primarily due to an increase of $18.7 million, or 34%, from increased sales volume, as noted above, as well as an increase of $13.9 million, or 25%, due to higher margins. Additionally, foreign exchange rate impacts of $5.2 million, or 9% contributed to the overall increase. These increases were partially offset by a decrease from higher fixed costs of $6.2 million, or 11%.

Engineered Materials Segment

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products sold into high growth and high value applications in markets such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition on May 3, 2021 and the Aristech Surfaces Acquisition on September 1, 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$230.8	$50.0	362%	$477.5	$135.2	253%
Adjusted EBITDA	$32.7	$9.4	248%	$68.5	$22.3	207%
Adjusted EBITDA margin	14%	19%		14%	16%

Three Months Ended – September 30, 2021 vs. September 30, 2020

Of the $180.8 million, or 362%, increase in net sales, $162.5 million, or 325%, was attributable to the contribution from the PMMA business and the Aristech Surfaces acquisitions. Excluding these acquisitions, sales price, primarily from the pass through of higher raw materials, and sales volumes positively impacted net sales by 29% and 7%, respectively, compared to the prior year.

Adjusted EBITDA increased $23.3 million, or 248%, of which 291% was attributable to the contribution from the PMMA business and Aristech Surfaces acquisitions. Excluding these acquisitions, there were volume gains of $1.5 million, or 16%, from the legacy portion of the business, which were offset by lower margins of $4.6 million, or 49%, from higher raw material costs.

Nine Months Ended – September 30, 2021 vs. September 30, 2020

Of the $342.3 million, or 253%, increase in net sales, $269.9 million, or 199%, was due to the inclusion of the PMMA business and Aristech Surfaces, following their respective acquisitions during the period. Additionally, there was an increase of 34% from sales volumes, primarily from COVID-19 impacts in the prior year, as well as an increase of 16% due primarily to the pass through of higher raw material costs.

Adjusted EBITDA increased $46.2 million, or 207%, which was almost entirely due to the contribution from the PMMA business and Aristech Surfaces acquisitions. Increases in Adjusted EBITDA from volume gains following negative COVID-19 impacts in the prior year were fully offset by lower margins from higher raw material costs as well as higher fixed costs.

Base Plastics Segment

Our Base Plastics segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$393.3	$240.1	64%	$1,119.3	$649.1	72%
Adjusted EBITDA	$87.9	$40.5	117%	$235.0	$55.6	323%
Adjusted EBITDA margin	22%	17%		21%	9%

Three Months Ended – September 30, 2021 vs. September 30, 2020

Of the 64% increase in net sales, 61% was due to higher pricing from the pass through of raw material costs, primarily styrene, and commercial excellence actions. Sales volume was relatively flat, contributing an increase of 1% to net sales, as stronger demand in applications such as building & construction were mostly offset by production issues for automotive customers.

The $47.4 million, or 117%, increase in Adjusted EBITDA was primarily due to higher margins of $45.8 million, or 113%, particularly in ABS and PC products attributable to commercial excellence initiatives as well as tight supply and strong demand. Also contributing was an increase of $1.5 million, or 4%, due to foreign exchange rate impacts as well as an increase of $1.4 million, or 3%, due to higher sales volumes. These effects were partially offset by a decrease of $1.1 million, or 3% due to higher fixed costs.

Nine Months Ended – September 30, 2021 vs. September 30, 2020

Of the 72% increase in net sales, 55% was due to higher pricing from the pass through of raw material costs, primarily styrene. There was also a 12% increase attributable to higher sales volume in applications like construction and automotive where COVID-19 caused production shutdowns in the prior year, as well as a 6% increase due to foreign exchange rate impacts.

The $179.4 million, or 323%, increase in Adjusted EBITDA was primarily due to higher margins of $128.8 million, or 231%, particularly in ABS and PC products. Also contributing was an increase of $32.8 million, or 59%, due to higher sales volume, an increase of $13.7 million, or 25%, due to foreign exchange rate impacts, and an increase of $4.7 million, or 8%, due to lower fixed costs primarily from higher fixed cost absorption in comparison to the prior year.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$274.8	$167.3	64%	$855.0	$505.9	69%
Adjusted EBITDA	$51.2	$20.4	151%	$149.6	$46.4	222%
Adjusted EBITDA margin	19%	12%		17%	9%

Three Months Ended – September 30, 2021 vs. September 30, 2020

Of the 64% increase in net sales, 69% of the increase was due to higher pricing primarily from the pass through of higher styrene costs to our customers. This increase was slightly offset by decreased sales volume of 5%, caused by higher demand in the prior year to COVID-19 essential applications such as packaging.

The $30.8 million, or 151%, increase in Adjusted EBITDA was primarily due to higher margins resulting from commercial excellence initiatives and very tight market conditions, which resulted in an increase of $33.1 million, or 162%. These effects were partially offset by a decrease of $2.0 million, or 10%, from lower sales volume as noted above.

Nine Months Ended – September 30, 2021 vs. September 30, 2020

Of the 69% increase in net sales, 73% of the increase was due to higher pricing primarily from the pass through of higher styrene costs to our customers. This increase was slightly offset by a 4% decrease in sales volume following the high demand in the prior year related to COVID-19 essential applications such as packaging.

The $103.2 million, or 222%, increase in Adjusted EBITDA was primarily due to higher margins resulting from commercial excellence initiatives, strong market conditions, and favorable net raw material timing, which resulted in an increase of $109.9 million, or 237%. These effects were partially offset by a $4.0 million, or 9%, decrease attributable to lower sales volume and a $2.6 million, or 6%, decrease due to foreign exchange rate impacts.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Net sales	$54.8	$38.6	42%	$199.6	$119.0	68%
Adjusted EBITDA	$(27.6)	$10.1	(373)%	$58.5	$(10.6)	652%
Adjusted EBITDA margin	(50)%	26%		29%	(9)%

Three Months Ended – September 30, 2021 vs. September 30, 2020

Of the 42% increase in net sales, 59% was due to higher pricing from the pass through of higher styrene prices. This effect was partially offset by a 16% decrease due to lower styrene-related sales volume.

The decrease of $37.7 million in Adjusted EBITDA was primarily due to lower margins including the impact of higher utility costs in Europe from very elevated natural gas prices.

Nine Months Ended – September 30, 2021 vs. September 30, 2020

Of the 68% increase in net sales, 75% was due to higher pricing from the pass through of higher styrene prices. This effect was partially offset by a 7% decrease due to lower styrene-related sales volume.

The increase of $69.1 million in Adjusted EBITDA was primarily due to higher styrene margins in Europe from strong demand and tight supply, partially offset by higher utility costs, which resulted in an increase of $77.9 million. Partially offsetting this effect was a decrease of $7.1 million due to foreign exchange rate impacts.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Adjusted EBITDA*	$17.1	$18.3	(7)%	$70.2	$42.5	65%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – September 30, 2021 vs. September 30, 2020

The decrease in Adjusted EBITDA was mainly due to headwind from production issues caused by Hurricane Ida as well as lower styrene margins.

Nine Months Ended – September 30, 2021 vs. September 30, 2020

The increase in Adjusted EBITDA was mainly due to increased sales volume and higher styrene margins in North America, primarily attributable to stronger demand following COVID-19 impacts in the prior year and industry outages caused by weather related and other events.

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$93.1	$105.8	$316.2	$(58.8)
Net income (loss) from discontinued operations	13.7	65.6	38.0	(55.4)
Net income (loss) from continuing operations	79.4	40.2	278.2	(3.4)
Interest expense, net	23.0	10.0	56.6	32.0
Provision for income taxes	5.5	26.9	48.9	16.2
Depreciation and amortization	49.8	21.2	111.0	69.8
EBITDA(a)	$157.7	$98.3	$494.7	$114.6
Net gain on disposition of businesses and assets	—	—	(0.2)	(0.4)
Restructuring and other charges(b)	0.2	(0.1)	6.8	7.0
Acquisition transaction and integration net costs(c)	13.6	—	62.8	(0.3)
Acquisition purchase price hedge loss(d)	—	—	22.0	—
Asset impairment charges or write-offs(e)	1.2	—	3.0	10.3
Other items(f)	0.7	2.6	7.6	24.3
Adjusted EBITDA	$173.4	$100.8	$596.7	$155.5
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the three and nine months ended September 30, 2021 primarily relate to the employee termination benefit charges incurred in connection with the Company’s transformational restructuring program, announced in the second quarter of 2021. Restructuring and other charges for the three and nine months ended September 30, 2020 primarily relate to employee termination benefit charges as well as contract termination charges incurred in connection with the Company’s corporate restructuring program announced in the fourth quarter of 2019. Refer to Note 17 in the condensed consolidated financial statements for further information regarding restructuring activities.
(c)	Amounts for the three months ended September 30, 2021 include $10.1 million of total acquisition and integration costs and $3.5 million related to amortization of the fair-value step-up to inventory associated with the Aristech Surfaces Acquisition. Amounts for the nine months ended September 30, 2021 include $44.7 million of total acquisition and integration costs, $13.6 million related to amortization of the fair-value step-up to inventory associated with acquisitions, and $4.5 million of transfer taxes related to the PMMA Acquisition. Refer to Note 3 in the condensed consolidated financial statements for further information.
(d)	Acquisition purchase price hedge loss for the nine months ended September 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business. Refer to Note 10 in the condensed consolidated financial statements for further information.
(e)	Amounts for the three and nine months ended September 30, 2020 and 2021 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 11 in the condensed consolidated financial statements. There were additional impairment charges of $0.9 million during the three and nine months ended September 30, 2021 recorded on certain long-lived assets in the Base Plastics segment.

(f)	Other items for the three and nine months ended September 30, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including our ERP upgrade project. Other items for the three and nine months ended September 30, 2020 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2021 and 2020. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Net cash provided by (used in):
Operating activities - continuing operations	$247.4	$91.2
Operating activities - discontinued operations	(9.2)	36.5
Operating activities	238.2	127.7
Investing activities - continuing operations	(1,885.8)	16.2
Investing activities - discontinued operations	(3.3)	(13.5)
Investing activities	(1,889.1)	2.7
Financing activities	1,272.8	(85.1)
Effect of exchange rates on cash	(3.1)	1.3
Net change in cash, cash equivalents, and restricted cash	$(381.2)	$46.6

Operating Activities

Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2021 totaled $247.4 million, driven by strong earnings, and inclusive of dividends received from Americas Styrenics of $60.0 million. Partially offsetting these factors was a $146.0 million reduction in operating cash from net working capital changes during the period, which were primarily attributable to increases in raw material costs. Net cash used in operating activities from discontinued operations during the nine months ended September 30, 2021 totaled $9.2 million, which was also primarily attributable to raw material cost increases and higher inventory related to discontinued operations.

Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2020 totaled $91.2 million. This increase in cash was driven by a $54.6 million increase in operating cash generated from net working capital changes during the period, which were primarily attributable to the Company’s liquidity-focused actions during the period, including reduced capital spending, operating expenses, and working capital, as well as the impact of lower raw material prices and sales volumes. Net cash provided by operating activities from discontinued operations during the nine months ended September 30, 2020 totaled $36.5 million, and was also driven by the Company’s liquidity-focused actions during the period.

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2021 totaled $1,885.8 million, which was primarily attributable to net cash paid for asset or business acquisitions of $1,806.6 million (see Note 3), capital expenditures of $64.7 million, and payments for the settlement of hedging instruments of $14.7 million (related to the acquisition purchase price hedge – see Note 10). Net cash used in investing activities from discontinued operations during the nine months ended September 30, 2021 totaled $3.3 million, which was entirely attributable to capital expenditures.

Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2020 totaled $16.2 million, primarily resulting from proceeds from the settlement of hedging instruments of $51.6 million (see Note 10) as well as proceeds from the sale of businesses and other assets (primarily our land in Livorno, Italy that was sold in January 2020) of $11.9 million. These impacts were partially offset by capital expenditures of $47.4 million, which management has taken specific actions to control and reduce in response to COVID-19. Net cash used in investing activities from discontinued operations during the nine months ended September 30, 2020 totaled $13.5 million, which was entirely attributable to capital expenditures.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 totaled $1,272.8 million. This activity was primarily due to $746.3 million in proceeds from the issuance of the 2028 Term Loan B, $450.0 million in proceeds from the issuance of the 2029 Senior Notes, $120.0 million in net proceeds from a draw on the Accounts Receivable Securitization Facility, and $10.5 million in proceeds from exercise of option awards. This activity was partially offset by $35.0 million of deferred financing fees primarily related to the issuance of our 2028 Term Loan, $11.6 million of net repayments of short-term borrowings, $9.5 million of dividend payments, and $7.1 million of net principal payments related to our 2024 Term Loan B and 2028 Term Loan B during the period.

Net cash used in financing activities during the nine months ended September 30, 2020 totaled $85.1 million. This activity was primarily due to $46.5 million of dividends paid, $25.0 million of payments related to the repurchase of ordinary shares, $8.2 million of net repayments of short-term borrowings, and $5.2 million of net principal payments related to our 2024 Term Loan B during the period.

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

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Cash provided by operating activities	$238.2	$127.7
Capital expenditures	(68.0)	(60.9)
Free Cash Flow	$170.2	$66.8

Refer to the discussion above for significant impacts to cash provided by operating activities for the nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and December 31, 2020, we had $2,503.7 million and $1,187.3 million, respectively, in outstanding indebtedness and $703.7 million and $905.7 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of September 30, 2021 and December 31, 2020, we had $121.4 million and $172.8 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile of Luxembourg as of September 30, 2021, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

As discussed in Note 8 of the condensed consolidated financial statements, the Company completed a senior note issuance during the first quarter of 2021, and both borrowed a new tranche of term loans and refinanced our revolving credit facility during the second quarter of 2021. Additionally, during the third quarter of 2021, the Company drew on our Accounts Receivable Securitization Facility and extended the maturity of the facility. The results of the changes to our financing arrangements during the nine months ended September 30, 2021 are reflected in the table below.

The following table outlines our outstanding indebtedness as of September 30, 2021 and December 31, 2020 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2021			December 31, 2020
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$672.1	2.1%	$15.5	$677.3	2.6%	$23.3
2028 Term Loan B	744.6	2.6%	9.5	—	—	—
2026 Revolving Facility	—	—%	1.7	—	—	3.7
2029 Senior Notes	450.0	5.1%	12.8	—	—	—
2025 Senior Notes	500.0	5.4%	15.6	500.0	5.4%	19.5
Accounts Receivable Securitization Facility	130.0	2.0%	1.3	—	—	1.5
Other indebtedness*	7.0	2.2%	—	10.0	2.4%	0.1
Total	$2,503.7		$56.4	$1,187.3		$48.1

*For the nine months ended September 30, 2021, interest expense on “Other indebtedness” totaled less than $0.1 million.

As of September 30, 2021, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million. As of September 30, 2021, the Company had $366.9 million of funds available for borrowing (net of $8.1 million outstanding letters of credit) under the 2026 Revolving Facility. Further, as of September 30, 2021, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), and our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), each of which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is London Interbank Offered Rate (“LIBOR”) plus 2.00% (subject to a 0.00% LIBOR floor). The stated interest rate on our 2028 Term Loan B is LIBOR plus 2.50% (subject to a 0.00% LIBOR floor). The Company made net principal payments of $5.2 million on the 2024 Term Loan B and net principal payments of $1.9 million on the 2028 Term Loan B during the nine months ended September 30, 2021, with an additional $14.5 million of scheduled future payments classified within current debt on the Company’s condensed consolidated balance sheet as of September 30, 2021 related to both the 2024 Term Loan B and 2028 Term Loan B.

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

As of September 30, 2021, our Accounts Receivable Securitization Facility had a borrowing capacity of $150.0 million, outstanding borrowings of $130.0 million, and approximately $20.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. As of September 30, 2021, our Accounts Receivable Securitization Facility was scheduled to mature in November 2021, pursuant to an extension executed in September 2021. Refer to Note 8 for more information.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the nine months ended September 30, 2021, the Company declared dividends of $0.48 per ordinary share, totaling $19.0 million, of which $13.7 million was accrued as of September 30, 2021 and which was paid in October 2021. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A-“Risk Factors” of our Annual Report. As of September 30, 2021, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, in May 2021, the Company completed the acquisition of the Arkema PMMA business and in September 2021, the Company completed the acquisition of Aristech Surfaces. As permitted by the SEC, management has elected to exclude these acquisitions from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2021. The Company began to integrate each of these businesses into our internal control over financial reporting structure subsequent to the acquisition dates and expects to complete these integrations within one year of the respective acquisitions.

Aside from the acquisition-related changes discussed above, there have been no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Acquisitions and Dispositions

We may fail to realize the anticipated benefits of the PMMA Acquisition or such benefits may take longer to realize than expected. We may also encounter difficulty integrating the PMMA business into our operations.

On May 3, 2021, we announced the closing of our acquisition from Arkema PLC (“Arkema”) of its polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, referred to herein as the “PMMA business”) for a purchase price of €1.137 billion (the “PMMA Acquisition”).

Our ability to realize the anticipated benefits of the PMMA Acquisition will depend on our ability to integrate the PMMA business into ours. Combining these businesses will be a complex and time-consuming process. As a result, we expect to devote significant attention and resources preparing for and then integrating the operations, systems, processes, procedures and personnel of the acquired PMMA business. This integration process may be disruptive to our ongoing business, and, if we fail to effectively integrate, or if integration takes longer or is more costly than expected, we could lose or diminish the expected benefits of the PMMA Acquisition. Even if we are able to integrate the PMMA business successfully, this integration may not result in the realization of the synergies and benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all.

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

We face risks concerning our acquisition of Aristech Surfaces, and may fail to realize the anticipated benefits of the Aristech Surfaces acquisition.

In September 2021, we completed the acquisition of the issued and outstanding membership interests of Aristech Surfaces. We may face difficulties realizing the anticipated benefits of the acquisition. We may fail to realize anticipated cost and revenue synergies from the transaction, reach expected margins, and we may not be successful in expanding or growing the business profitability. We may also fail to maintain relationships with customers or retain and integrate the employees of Aristech Surfaces. Aristech Surfaces may also be adversely affected by other economic, business, and/or competitive factors which may not have existed at the time of closing. Such conditions could materially adversely impact our business and results of operations.

Risks Related to Our Indebtedness

Our current and future level of indebtedness of our subsidiaries, including the incurrence of additional indebtedness to fund the PMMA Acquisition, could adversely affect our financial condition.

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

Additionally, in connection with the PMMA Acquisition, our Trinseo Materials Operating S.C.A. and Trinseo Materials Finance Inc. subsidiaries issued $450.0 million principal amount of 5.125% Senior Notes due 2029 (the “2029 Senior Notes”) and borrowed an additional $750.0 million in term loans under our Senior Credit Facility, the proceeds of which were used to pay a portion of the purchase price of the PMMA Acquisition.

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

The Indentures and the Credit Agreement governing our Senior Credit Facility contain a number of covenants imposing certain restrictions on our subsidiaries’ businesses. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our subsidiaries’ ability to:

●	sell or assign assets;
●	incur additional indebtedness;
●	pay dividends to Trinseo PLC;
●	make investments or acquisitions;
●	incur liens;
●	repurchase or redeem capital shares;
●	engage in mergers or consolidations;
●	materially alter the business they conduct;
●	engage in transactions with affiliates; and
●	consolidate, merge or transfer all or substantially all of their assets.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under shareholder authorization granted at our annual generally meeting held on June 9, 2020, the Company is authorized to repurchase up to 3.6 million ordinary shares over the next two years at a price per share of not less than $1.00 and not more than $1,000.00. In December 2020, the Company announced our decision to suspend the share repurchase program. There were no share repurchases during the three months ended September 30, 2021. There are 3.6 million ordinary shares available for repurchase under the 2020 share repurchase authorization as of September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Common Draft Terms of Merger dated as of April 23, 2021 between Trinseo S.A., a Luxembourg public company and Trinseo PLC (formerly known as Trinseo Limited), an Irish public limited company (incorporated by reference to Annex A of our definitive proxy statement on Schedule 14A filed on April 27, 2021).

3.1	Memorandum and Articles of Association of Trinseo PLC (incorporated herein by reference to Annex B of our definitive proxy statement on Schedule 14A filed on April 27, 2021).

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

10.1*†	Form of Indemnification Agreement for Directors and Officers.

10.2*†	Employment Agreement between Trinseo Europe GmbH and Andre Lanning dated October 1, 2021.

10.3*†	Form of Restricted Stock Unit Award Agreement to certain former Arkema employees.

10.4*†	Form of Stock Option Award Agreement to certain former Arkema employees.

10.5†

Amendment Agreement, dated October 21, 2021, to Asset Purchase Agreement, by and between Trinseo PLC, Trinseo Deutschland GmbH, Trinseo Europe GmbH, Trinseo Belgium B.V.B.A., Trinseo Export GmbH, and Synthos PLC, Blitz F21-410 GmbH, and Synthos Dwory 7 dated May 21, 2021.

10.6*	Separation Agreement with Alice Heezen dated October 25, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 27, 2021).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 8, 2021

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)