Form 10-K
period 2021-12-31
Trinseo PLC
filed 2022-02-23
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of February 15, 2022, there were 37,046,528 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo PLC computed by reference to the closing price of the registrant’s common shares on the New York Stock Exchange as of June 30, 2021 was approximately $2,311,189,130.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2021 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K (“Annual Report”) contains, without limitation, statements concerning plans, objectives, goals, projections, forecasts, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

●	our ability to successfully transform our portfolio and the Company to a specialty materials and sustainable solutions provider, including our ability to divest unfavorable assets and identify new growth opportunities;
●	volatility in raw material, logistics services, energy, or transportation costs, or disruption in the supply of the raw materials or energy utilized for our products;
●	any disruptions in production at our manufacturing facilities;
●	the execution of capital projects and other growth investments in accordance with the Company’s plan, budget and forecasts;
●	any inability to continue technological innovation and successful introduction of new products;
●	our ability to complete our proposed divestiture of our styrenics businesses, including our ability to effectively launch a sale, identify a buyer and negotiate a sale for such businesses;
●	our ability to realize the benefits of recent and ongoing acquisitions, to successfully integrate, realize synergies, retain key employees and customers, grow profitably, and our reliance on transition services;
●	other strategic acquisitions or divestitures affecting our operations or financial condition;
●	the stability of our joint ventures;
●	our ability to successfully generate cost savings through restructuring and business excellence initiatives;
●	costs and business restrictions associated with complying to custom, international trade, export control and antitrust laws;
●	global trade conflicts and the imposition of tariffs;
●	regulatory and statutory changes applicable to our raw materials and products;
●	expenditures related to changes to and our compliance with environmental, health and safety laws;
●	findings by European competition authorities that the Company violated the law with respect to our styrene monomer commercial activities;
●	liabilities and losses related to contamination, environmental damage, or chemical exposures or release;
●	our current and future levels of indebtedness
●	the restrictions on our operations due to our indebtedness;
●	our continued reliance on our relationship with The Dow Chemical Company for certain services and supply of raw materials;
●	the limitations of our intellectual property licensing arrangements with The Dow Chemical Company;
●	any inability to protect our trademarks, patents, and other intellectual property rights;
●	our infringement on the intellectual property rights of others;

●	data security breaches or cyber-attacks;
●	risks associated with our incorporation in Ireland; including impact of the Irish Companies Act and Irish Takeover Rules on our shareholders, and lack of flexibility to manage our capital structure;
●	conditions in the global economy and capital markets;
●	local business risks in the different countries in which we operate;
●	fluctuations in currency exchange rates;
●	the extent to which the ongoing COVID-19 pandemic will continue to adversely impact our business, financial condition and results of operations; and
●	other risks described in the “Risk Factors” section or other sections of this Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” and in other portions of this Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other public communications. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

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

Trinseo PLC

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2021

Unless otherwise indicated or required by context, as used in this Annual Report on Form 10-K (“Annual Report”), the term “Trinseo” refers to Trinseo PLC (NYSE: TSE), a public limited company existing under the laws of Ireland, and not its subsidiaries. Trinseo PLC is the surviving entity of a cross-border merger with our predecessor company, Trinseo S.A., which merger was approved by shareholders in June 2021 and completed in October 2021. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a consolidated entity. All financial data provided in this Annual Report is the financial data of the Company, unless otherwise indicated. Prior to the formation of the Trinseo S.A., our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”).

The Company may distribute cash to shareholders under Irish law via dividends or distributions made out of distributable profits. See Item 5, “Ireland Tax Considerations,” for further information.

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements. Specifically, refer to Note 12 in the consolidated financial statements for definitions of the Company’s debt facilities.

PART I

Item 1. Business

Business

The Company

Trinseo PLC (NYSE: TSE) is a public limited company existing under the laws of Ireland. On October 8, 2021, our former publicly-traded parent entity, Trinseo S.A., was merged with and into Trinseo PLC, with Trinseo PLC as the surviving entity (the “Redomiciliation”). The Redomiciliation was completed pursuant to the Common Draft Terms of Merger dated as of April 23, 2021 and was approved by shareholders at Trinseo S.A.’s 2021 annual general meeting held on June 10, 2021. As a result of the Redomiciliation, all of Trinseo S.A.’s outstanding ordinary shares, excluding treasury shares, were exchanged on a one-for-one basis for newly issued ordinary shares, par value $0.01 per share, of Trinseo PLC.

Prior to the formation of Trinseo S.A., our business was wholly owned by The Dow Chemical Company, which, together with its affiliates, we refer to as “Dow,” and we refer to our predecessor business as “the Styron business.” In 2010, the Styron business was sold by Dow to investment funds advised or managed by affiliates of Bain Capital Partners, LP (the “Dow Separation”) and Trinseo S.A. was formed and subsequently began trading on the NYSE in June 2014. In 2016, Bain Capital fully divested its ownership in the Company.

We are a leading global materials company and manufacturer of plastics and latex binders with a focus on delivering innovative, sustainable, and value-creating products that are intrinsic to our daily lives. We have leading market positions in many of the markets in which we compete. Our products are incorporated into a wide range of our customers’ products throughout the world, including products for automotive applications, consumer electronics, appliances, medical devices, packaging, footwear, carpet, paper and board, building and construction, and wellness, among others. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s manufacturing costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. Therefore, we seek to regularly develop new and improved products and processes, supported by our intellectual property portfolio and manufacturing know-how, designed to enhance our customers’ product offerings. We believe these product traits result in substantial customer loyalty.

We have significant manufacturing and production operations around the world, which allow us to serve our global customer base. As of December 31, 2021, our production facilities included 40 manufacturing plants (which included a total of 81 production units) at 33 sites across 15 countries, including the Company’s joint venture. Additionally, as of December 31, 2021, we operated 11 research and development (“R&D”) facilities globally, including technology and innovation development centers, which we believe are critical to our global presence and innovation capabilities. Our significant global operations also provide diversity in the end markets for our products.

Our Strategy

In 2021, we continued to focus our efforts and investments on a strategy to transform Trinseo into a specialty materials and sustainable solutions provider focusing on product offerings which are less cyclical and offer significantly higher growth and margin potential. In pursuit of this transformational goal, we have invested, and will continue to invest, in product offerings serving the applications within our Engineered Materials business segment, as well as coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders business segment.

In furtherance of this strategy, in 2021, we completed two significant acquisitions to grow our Engineered Materials business segment. In May of 2021, we closed the acquisition of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, referred to herein as the “PMMA business”) from Arkema S.A. for a purchase price of $1,364.9 million (the “PMMA Acquisition”). PMMA is a transparent and rigid plastic with a wide range of end uses that complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics. In September 2021, we closed the acquisition of Aristech Surfaces LLC (“Aristech Surfaces”), a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, for a purchase price of $449.5 million (the “Aristech Surfaces Acquisition”). In December 2021, we also completed the sale of our synthetic rubber business to Synthos S.A., for an enterprise value of approximately $491.0 million. Finally, in November 2021 we announced our intention to explore the divestiture of our styrenics businesses, which includes our Feedstocks, Polystyrene, and Americas Styrenics reporting segments, for which we launched a formal sales process in January 2022. Each of these steps is part of a series of strategic actions to transform the Company into a higher growth, higher margin and less cyclical specialty and sustainable materials provider.

We believe that there are still significant opportunities to improve our business and enhance our position as a specialty materials and sustainable solutions provider by continuing to enhance our existing portfolio, and by expanding on the businesses acquired in 2021. In addition to our transformation strategy, the Company continues to seek organic growth through expansion into key markets or strategic capital investments targeting technologies and solutions that meet the evolving needs of our customers, and to continue to provide innovative products to our customers who seek our technological and development capabilities to create specialty grades, new and sustainable products, and technologically-differentiated formulations. The Company will continue to focus on growing margins and reducing earnings volatility through such organic investments, strategic acquisitions or investments, as well as divestitures of businesses less suitable to our portfolio. The strategic acquisitions and investments that we have pursued have attractive risk-adjusted returns in markets and geographies that we believe have the best opportunity for growth as well as opportunity for cost-saving synergies.

We remain committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. The Company employs a disciplined approach to capital allocation and deployment of cash that strives to balance the growth of our business, funding for targeted acquisitions, and continued cash generation, while providing attractive returns to our shareholders. Notably, in the third quarter of 2021, the Company increased our quarterly dividend from $0.08 per share to $0.32 per share. Further, in December 2021, the Company’s board of directors authorized a $200.0 million share repurchase program covering an 18 month period, of which shares with a total value of $50.0 million were repurchased in the fourth quarter of 2021.

The priorities for uses of available cash include the servicing of our debt, the funding of targeted growth initiatives, and the continued return of capital to our shareholders via quarterly dividends and the repurchase of our ordinary shares, when deemed appropriate. Management believes that strong cash flow generation, continued profitability, and spending discipline are critical to providing the Company with the ongoing flexibility to pursue our business strategy.

For more information regarding our strategic highlights see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2021 Highlights.

Business Segments

Beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business as discontinued operations in the consolidated statements of operations for all periods presented, and therefore it is no longer presented as a separate reportable segment. Refer to Note 5 in the consolidated financial statements for further information on the classification of the Synthetic Rubber business as discontinued operations, and the related impacts on our other segment results due to this classification.

For information regarding net sales, Adjusted EBITDA, the performance metric used by management to evaluate our segments’ performance, and capital expenditures by segment, as well as sales and long-lived assets by geographic area, refer to Note 20 in the consolidated financial statements.

Engineered Materials Segment

Overview

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products, soft thermoplastic products, continuous cast PMMA sheet products from the Aristech Surfaces Acquisition and PMMA resins and sheets (extruded and cell-cast) from the PMMA Acquisition. Products in this segment are primarily targeted toward higher growth and higher margin applications primarily in consumer electronics, medical, footwear, automotive and building & construction. The PMMA business also includes production of MMA in Europe primarily for our own consumption in producing PMMA with the remainder sold into the merchant market.

In 2021, approximately 39% of total Engineered Materials net sales were generated in Europe, approximately 40% were generated in the United States, and approximately 20% were generated in Asia.

Products and End Uses

Products in the Engineered Materials segment are split into rigid compounds, soft plastic compounds, and PMMA resins and sheets. Rigid compounds include polycarbonate (“PC”) compounds, acrylonitrile-butadiene-styrene (“ABS”) compounds, and PC blends, mostly PC/ABS, and support primarily the consumer electronics and medical markets for equipment housing applications. Thermoplastic elastomer (“TPE”) soft plastic compounds are focused on supporting footwear shoe sole applications, personal care, consumer electronics, and automotive high-end applications such as overmolds, sealings, tubing, and films. PMMA products can be sold as resin compounds or sheets produced through continuous-cast, extrusion, and cell-cast processes. PMMA products are sold primarily into building & construction, automotive, medical and consumer goods applications.

The benefit of Trinseo’s portfolio in our Engineered Materials segment is the high level of customization for high-end applications at selected premium brand owners, and clear orientation to sustainable solutions. Our current portfolio includes sustainable solutions, such as high-content post-consumer recycled (“PCR”) polycarbonate and bio-based raw materials. We are developing further solutions to expand our sustainable offering using PCR ABS and PCR TPE. Sustainable products represented 7% of Engineered Materials segment volume in 2021 and are a core growth area.

We sell our rigid compounds products mainly under the EMERGE brand for consumer electronics, and under the CALIBRE brand for medical markets. We sell our PMMA products primarily under PLEXIGLAS in the United States and ALTUGLAS in Europe and Asia. We foresee growth and robust demand in applications of building & construction, consumer goods, and especially automotive following constrained production during 2021 as well as continued initiatives toward light-weighting and digitization. Supported by current macro trends, specifically as it relates to safety and health, remote servicing and working, and sustainability, we believe that we have additional growth opportunities in existing consumer electronics applications, including tablets, notebooks, smart phones and other handheld devices, as well as new voice control systems, home entertainment and delivery equipment. We also foresee growth in medical wearables, home equipment, and drug delivery devices. In serving these markets, we leverage our polymer and compound technologies to meet increasingly stringent performance requirements along with our customers’ aesthetic and color-matching requirements, which are crucial characteristics for the products involved.

We sell the products in our portfolio from the Aristech Surfaces Acquisition primarily under the trade names ACRYSPA, AVONITE and STUDIO. We foresee growth in wellness applications such as hot tubs and swim spas as well as sanitary applications like bathtubs. We are able to effectively serve these markets through our specialized continuous cast sheet production capabilities that allow us to provide large scale PMMA sheet with specific color requirements. We have also expanded our product offerings into transportation applications and continue to provide customer solutions in architectural applications such as counter-tops.

We manufacture our TPE soft plastic compounds principally under the trade names MEGOL, APILON, APIGO, and APINAT. Growth in footwear is supported by bio solutions in both luxury and sport premium markets, while automotive growth is orientated to hygienic interiors and both robust and smart surfaces.

Competition and Customers

Our main competitors are Sabic, Covestro, Styrolution, LG Chem, and Kingfa for rigid technologies, Kraiburg, Celanese, Avient, Hexpol and BASF for TPEs, and Rohm, Plaskolite, Mitsubishi Chemicals and Schweiter Technologies for PMMA resins and sheets.

We compete in the Engineered Materials segment primarily based on our ability to offer differentiated and reliable products, high quality customer service, and deep relationships with prioritized customers. We believe that growth in this segment will stem from the continued high demand for engineered and sustainable product solutions serving the consumer electronics, automotive, building & construction, wellness, footwear, medical and lighting application markets. We believe our track record of innovation and our focus on differentiated products enhances our growth prospects in this segment. We also believe that our global organization and facilities are a competitive advantage that allows us to provide customers with consistent grades across different regions and positions us to strategically serve emerging markets.

Seasonality

Due to the steady demand state of a portfolio of applications in many markets, such as consumer electronics, medical devices, and footwear, rigid compounds and soft TPE products do not experience significant seasonality. PMMA applications do experience some seasonality due to exposure to automotive and building and construction markets.

Latex Binders Segment

Overview

We are a global leader in styrene-butadiene latex (“SB latex”), holding a strong market position across the geographies and applications in which we compete, including the #2 position in SB latex capacity in Europe and the #1 position in capacity in North America, based on third party data. In 2021, approximately 48% of our Latex Binders segment’s sales were generated in Europe, 27% were generated in the United States, and the majority of the remaining net sales were generated in Asia. Additionally, this segment includes the results of our styrene-acrylate latex (“SA latex”) production facilities and related infrastructure in the United States, Europe and Asia. As noted above, as part of the Company’s transformational strategy, our key area of focus in the Latex Binders segment is to grow our product offerings serving CASE applications, as these offer significantly higher growth and margin potential.

Products and End Uses

We hold the #1 position for supplying latex binders for the coated paper and board market globally. SB latex is widely used as a binder for mineral pigments as it allows high coating speeds, improved smoothness, higher gloss level, opacity and water resistance that is valued in the product’s end use in advertising, magazines, and packaging board coatings.

We are also the #1 supplier of latex binders to the carpet and artificial turf market and offer a diverse range of products for use in residential and commercial applications. We produce SB latex, SA latex, vinylidene chloride, and butadiene-methacrylate latex products for the commercial and niche carpet markets. SB latex is also used in flooring as an adhesive for carpet and artificial turf fibers. We continue to implement new chemistries for paper coating and carpet backing applications.

We also offer a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for CASE applications. Net sales to CASE applications made up approximately 14% of total Latex Binders net sales in 2021, with margins of approximately two times the average of products serving all applications within the segment.

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

Additionally, our global manufacturing footprint is key in allowing us to serve our customers in a cost-effective manner, as latex binders products are costly to ship over long distances due to their high water content. We believe that our global network of service and manufacturing facilities is highly valued by our customers. We seek to capture the value of our R&D and TS&D services and manufacturing capabilities through our pricing strategy. In 2021, we estimate that more than half of net sales in this segment related to contracts that include raw material pass-through clauses.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance, particularly in the CASE applications of our Latex Binders segment.

Base Plastics Segment

Overview

Our Base Plastics segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our ABS, styrene-acrylonitrile (“SAN”), and PC businesses. In 2021, approximately 63% of net sales from our Base Plastics segment were generated in Europe, 20% were generated in the United States, and 12% were generated in Asia.

Products and End Uses

Copolymers. Our copolymers products consist of ABS and SAN. In 2021, copolymers represented approximately 61% of total segment net sales.

We are a leading producer of ABS in Europe and are one of the few global producers, with additional presence in both North America and China. We produce mass ABS (“mABS”), a variation of ABS that has lower conversion and capital costs compared to the more common emulsion ABS (“eABS”) process, marketed under our MAGNUM brand.

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

PC. Our PC products are manufactured in Stade, Germany and are sold into various markets as well as consumed internally for our compounding products. In 2021, PC represented approximately 16% of total segment net sales.

PC has high levels of clarity, impact resistance and temperature resistance. PC can be used in its neat form (prior to any compounding or blending) for markets such as construction sheet, medical and LED lighting. Additionally, PC can be compounded or blended with other polymers, such as ABS, which imparts specific performance attributes tailored to the product’s end use.

Our products for glazing and construction sheets are marketed under the CALIBRE brand name and offer customers a combination of clarity, heat resistance and impact performance. Glazing and construction sheet represents our largest PC application and one of the key end markets is the construction industry.

Compounding. Our compounding products consist of PC/ABS compounds, PC blends, and PC and polypropylene blends. In 2021, compounding products represented approximately 23% of total segment net sales.

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

For the automotive industry, we manufacture PC/ABS blends under the PULSE brand, and we innovate collaboratively with our customers to develop performance solutions to meet industry needs, such as reducing the weight of vehicles or providing products using recycled or sustainable content. As a result, we are a key supplier of these products to leading automotive companies in North America and Europe, who tend to specify these products on a per car platform basis, making it difficult to be displaced as a supplier once selected and providing us with relatively stable and predictable cash flows for several years during the production lifecycle. We have an established position in China and are working to further increase our presence in this important market.

Competition and Customers

Our principal competitors in our Base Plastics segment are Covestro AG, Saudi Basic Industries Corporation, INEOS Styrolution, Versalis, Shanghai Kumho Sunny Plastics Co., Ltd., Shanghai Pret Composites Co. Ltd., and Lotte Chemical Corporation. In our Base Plastics segment, we compete primarily based on our ability to offer differentiated and reliable products, the quality of our customer service and the length and depth of our customer relationships.

We believe potential growth in the Base Plastics segment will be impacted by a number of factors, including consumer preference for lighter-weight and impact-resistant products. Additionally, we believe growth prospects are bolstered by sustainability trends and potential government mandates, such as the substitution of lighter-weight plastics for metal in automobiles. Therefore, we believe our history of innovation and our focus on differentiated products enhances our growth prospects in this segment. Our innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end markets. We also believe our global facilities are a competitive advantage that allows us to provide customers with consistent grades across different regions, and positions us to strategically serve emerging markets.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Base Plastics segment.

Polystyrene Segment

Overview

We are a leading producer of polystyrene and focus on sales to injection molding and thermoforming customers. In 2021, approximately 62% of net sales from our Polystyrene segment were generated in Europe and 38% of net sales were generated in Asia.

Products and End Uses

Our product offerings include a variety of general purpose polystyrenes (“GPPS”) and high impact polystyrene (“HIPS”). HIPS is polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties. These products provide customers with performance and aesthetics at a low cost across applications, including appliances, packaging, including food packaging and food service disposables, consumer electronics and building and construction materials.

The STYRON™ brand is one of the longest established brands in the industry and is widely recognized in the global marketplace. We believe our R&D capabilities provide valuable, differentiated solutions for our customers, making us well-positioned to address the sustainability, weight reduction, and safety needs.

In 2021 we began offering recycled polystyrene for food packaging applications for some of our customers. We view recycled polystyrene products as important not only for the benefit of the environment but also as a way to better serve our customers by addressing their need for sustainable solutions.

Competition and Customers

Our principal competitors in our Polystyrene segment are INEOS Styrolution, Versalis S.p.A., Total S.p.A., Sinopec Corp., Formosa Chemicals & Fibre Corp., and Chi Mei Corporation. In this segment, we compete primarily based on our ability to offer reliable and innovative products as well as the quality of our customer service, operational reliability and the length and depth of our relationships.

Our customer-centric model focuses on understanding customers’ needs and developing tailored relationships that add value beyond the value of the actual product performance. For durable applications, we focus our efforts on product design engineering initiatives for developing and specifying plastics in the next generation of construction applications and appliances. In non-durable applications, we focus on innovative products that provide clear cost advantages to our customers, serving customers with our cost-advantaged technology and operating excellence. We are also able to offer various sustainable product innovations in our non-durable applications, especially packaging. We have leveraged industry-leading product development and technology capabilities in many of our product lines in this segment to develop long-standing customer relationships, including with a number of customers who have purchased from us, including our predecessor business operated by Dow for more than 20 years. We believe that our asset footprint is an advantage, allowing us to provide customers with consistent product grades and positioning us to strategically serve growth economies.

Seasonality

Due to the geographic diversity of the Company’s customers and end markets for our polystyrene products across the globe, our Polystyrene segment does not typically experience material levels of seasonality. However, sales volumes may fluctuate from quarter-to-quarter as customers may adjust their purchasing patterns based on their expectations of polystyrene price changes.

Feedstocks Segment

Overview

Trinseo is a large consumer of styrene monomer globally. The primary function of our Feedstocks segment is the production of styrene monomer in Europe in order to provide secure sourcing of this key raw material to our other segments. In fact, the majority of the styrene monomer produced by our Feedstocks segment is consumed by our other segments. However, we do sell a portion of our produced styrene monomer to third parties. Overall, our Feedstocks segment supplied 15% of the West European styrene monomer capacity in 2021.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, and unsaturated polyethylene resins.

Competition and Customers

Our principal competitors in our Feedstocks segment are: INEOS Styrolution, Versalis S.p.A., Total S.p.A., BASF SE, Saudi Basic Industries Corporation, LyondellBasell, Repsol PLC, and Royal Dutch Shell plc. The majority of styrene monomer produced within the Feedstocks segment is consumed by the Company in our own manufacturing activities.

Global styrene operating rate percentages were around 80% in 2021 but we believe operating rates will drop to the high 70% range and remain at similar levels over the next several years. The operating rate could be positively impacted by the potential closure of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

Seasonality

Our Feedstocks segment does not generally experience material levels of seasonality affecting sales volumes; however, there may be seasonal fluctuations in margin as planned supply outages generally occur more often in the spring and fall seasons.

Americas Styrenics Segment

Overview

This segment consists solely of the operations of our 50%-owned joint venture with Chevron Phillips Chemical Company, Americas Styrenics LLC (“Americas Styrenics”), which continues to be a leading producer in North America of both styrene and polystyrene. In 2021, Americas Styrenics was the #1 producer of polystyrene, based on capacity data, and supplied 18% of the styrene monomer capacity in North America. We received a total of $85.0 million in cash dividends from Americas Styrenics during 2021. We estimate that the contribution to our equity earnings from Americas Styrenics’ polystyrene business was approximately 72% in 2021, 75% in 2020, and 49% in 2019.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, and in 2021 approximately 59% of the styrene monomer produced by Americas Styrenics was consumed in its own production of polystyrene. The remainder of Americas Styrenics’ product is sold as a key raw material to other manufacturers of polystyrene, expandable polystyrene, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

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

As a leading styrenics producer in North America, this segment is well-positioned to benefit from consolidation dynamics in the styrene and polystyrene industries within the region. As noted above in the Feedstocks segment section, global styrene operating rate percentages were around 80% in 2021 and we believe they will drop to the high 70% range over the next several years, with the potential for positive upside if there are closures of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Americas Styrenics segment.

Our Relationship with Dow

Following the Dow Separation, we entered into certain long-term agreements with Dow to provide services that would ease our transition into a standalone company. In recent years, the Company has successfully migrated a substantial level of systems and services support away from Dow. However, we continue to maintain a significant relationship with Dow for certain technology and site services, as well as the supply of certain key raw materials. The failure of Dow to perform their obligations, or the termination of these agreements, could adversely affect our operations. See Item 1A—Risk Factors for more information.

We are party to various site services agreements (“SAR SSAs”) for Dow to provide site services to the Company at Dow-owned sites. Conversely, we entered into similar agreements with Dow, where, at Company-owned sites, we provide such services to Dow. These agreements cover general services that are provided at certain facilities co-located with Dow, including utilities, site administration, environmental health and safety, site maintenance and supply chain. These agreements generally have 25-year terms and include options to renew. These agreements may be terminated at any time by agreement of the parties, or, by either party, for cause or under certain circumstances for a material breach. In addition, we may terminate with 12-months’ prior notice to Dow any services identified in any SAR SSA as “terminable.” Highly integrated services, such as electricity and steam, generally cannot be terminated prior to the termination date unless we experience a production unit shut down for which we provide Dow with 15-months’ prior notice, or upon payment of a shutdown fee. Upon expiration or termination, we would be obligated to pay a monthly fee to Dow for a period of 45 to 60 months following the expiration or termination of such SAR SSA. The agreements under which Dow receives services from us may be terminated under the same circumstances and conditions.

Additionally, we are party to several agreements with Dow for the provision of certain raw materials, products and services and other operational arrangements. Dow provides a large percentage of certain raw materials used in the production of our products, under agreements that are important to our business. In connection with the PMMA Acquisition, the Company assumed a Capacity Reservation Contract (“CRC”) which is an evergreen contract that provides guaranteed access to a certain portion of MMA capacity at a Dow-owned manufacturing facility in North America. See Sources and Availability of Raw Materials for more information.

Under the Amended and Restated MOD5 Computerized Process Control Software, Licenses and Services Agreement, with Rofan Services (“AR MOD5 Agreement”), Dow provides worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. The AR MOD5 Agreement has a term through December 2023 and may be terminated by either party for cause or uncured material breach; by Trinseo if we no longer wish to receive maintenance and support for any licensed software; or by Dow if we use the licensed software for any purposes other than Company business. Dow may terminate the maintenance and support terms at any time if we fail to make payments when due. With the exception of three sites, as of December 31, 2021, we have converted all plant locations from this MOD5 process control technology and are no longer reliant on Dow for this service. We expect to convert the remaining sites by the end of 2023.

The Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”) provides for ongoing worldwide services, substantially all of which were no longer provided by Dow as of December 31, 2020, following our transition of these services over the last several years. The Company did not incur significant costs related for the SAR MOSA in 2021, nor do we expect to incur any further costs going forward.

For the years ended December 31, 2021, 2020, and 2019, we incurred a total of $217.7 million, $117.5 million, and $163.6 million, respectively, in expenses under the SAR MOSA, AR MOD5 Agreement, and SAR SSAs (which include utilities), including $210.3 million, $101.3 million, and $123.7 million, respectively, for both the variable and fixed cost components of the site services agreements and $7.4 million, $16.2 million, and $39.8 million, respectively, covering all other agreements.

For the years ended December 31, 2021, 2020, and 2019, purchases and other charges from Dow and its affiliated companies (excluding the SAR MOSA, AR MOD5 Agreement, and SAR SSAs) were approximately $1,141.0 million, $659.5 million, and $781.9 million, respectively. These purchases and other charges primarily relate to the purchase of raw materials for manufacturing our products. Additionally, for the years ended December 31, 2021, 2020, and 2019, sales to Dow and its affiliated companies were approximately $156.4 million, $98.4 million, and $80.0 million, respectively.

Sources and Availability of Raw Materials

The prices of our key raw materials are volatile and can fluctuate significantly over time. While the predominant reason for this volatility is the impact of market imbalances in supply and demand from time to time, energy prices, transportation costs and supplier force majeures may also impact the volatility of some of our raw materials. The table below shows our key raw materials by reporting segment.

	Latex	Engineered	Base			Americas
	Binders	Materials	Plastics	Polystyrene	Feedstocks	Styrenics
Acetone		X
Benzene					X	X
Bisphenol A			X
Butadiene	X		X
Ethylene					X	X
Methyl Methacrylate (MMA)		X
Polycarbonate		X	X
Styrenic resins		X	X
Styrene	X		X	X	X	X

We have supply contracts in place to help maintain our supply of raw materials at competitive market prices and seek to implement the most efficient and reliable raw material strategy for each of our segments, including maintaining a balance between contracted and spot purchases of raw materials. We also produce raw materials for use by our businesses, such as styrene monomer and MMA, and we purchase PCR materials for use in products such as our PC compounds.

In 2021, we obtained approximately 22% of our raw materials from Dow (based on aggregate purchase price). In 2021, Dow supplied us with approximately 77% of our benzene requirements and 100% of our ethylene requirements. Dow continues to be our largest supplier for these raw materials as well as a significant supplier of butadiene. Our current supply agreements with Dow for ethylene, benzene, and butadiene commenced in 2021 and have contractual terms of two to five years, with renewal provisions. PMMA products use MMA as the key raw material, which is sourced through both our own production in Europe and through supply agreements. During 2021, Dow has supplied us with an aggregate 46% of the MMA used in our PMMA production, both in the United States under the CRC, as well as through other unrelated supply agreements.

While Dow provides a significant portion of our raw materials pursuant to these supply agreements, we have developed a comprehensive strategy for obtaining additional sources of supply where needed. Other supply sources in Europe include major producers with contract terms of up to five years at competitive market prices. Supply of benzene and ethylene to North America and Asia are exclusively from other diversified sets of major third-party producers via supply contracts. We rely primarily on the CRC for a majority of our MMA needs in the United States, but can source MMA from other manufacturers in the North America and Europe, as well as from our own production. In 2021, our manufacturing sites provided approximately 43% of our MMA supply. We source raw materials for our MMA production (acetone and ammonia) primarily from two suppliers in Italy.

In 2021 we obtained 53% of our styrene supply through long-term strategic contracts and spot market purchases. Additionally, our internal production of styrene from purchased ethylene and benzene at our own manufacturing sites provided 47% of our styrene supply in 2021. With this mix of purchased and produced styrene, we seek to optimize our overall costs of securing styrene through efficient logistics, manufacturing economics and market dynamics.

Bisphenol A (“BPA”) is the major raw material associated with PC production. Our supply of this raw material is produced by a subsidiary of Olin Corporation and is provided via pipeline to us through a supply contract with a term through December 31, 2022. Acetone is a key material for producing MMA and we are supplied with acetone via long term agreements with Versalis in Europe.

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

Our innovation and technology centers support our technological and R&D/TS&D capabilities. In addition, our R&D/TS&D efforts are also supported by certain “mini-plants” operated by our businesses in Stade. These mini plants are used to make samples of experimental products for testing, which we believe is a critical step in our new product development process. We also operate a plastics research center, which integrates two existing technical support centers and research lab operations in a single location at our Terneuzen, The Netherlands office location. Further, we operate pilot plants to facilitate new production technology, including a TPE pilot facility in Hsinchu, Taiwan which enables close collaboration with Asia Pacific customers for sustainably advantaged materials in targeted markets including consumer electronics, medical, footwear, and automotive. Finally, two R&D centers in Europe and one in the United States, acquired in the PMMA Acquisition, and R&D centers at our Aristech Surfaces locations in the United States, are responsible for the design of PMMA products at the Company’s seven global PMMA manufacturing plants.

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $63.9 million, $42.6 million, and $38.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Sales and Marketing

We have a customer-centric business model that has helped us to develop strong relationships with many customers. Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 192 professionals working in sales and marketing around the world, along with approximately 95 customer service professionals and we sell our products to customers in approximately 80 countries. We primarily market our products through our direct sales force. Typically, our direct sales are made by our employees in the regions closest to the given customer.

Intellectual Property

We evaluate on a case-by-case basis how best to utilize patents, trademarks, copyrights, trade secrets and other intellectual property to protect our products and our critical investments in research and development, manufacturing and marketing. We focus on securing and maintaining patents for certain inventions, while maintaining other inventions as trade secrets, derived from our customer-centric business model, to maximize the value of our product portfolio and manufacturing capabilities. Our policy is to seek appropriate protection for significant product and process developments in the major markets where the relevant products are manufactured or sold. Patents may cover products, processes, intermediate products and product uses. Patents extend for varying periods in accordance with the date of patent application filing and the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of subject matter covered by the patent and the scope of the claims of the patent. The intellectual property that we have created or acquired since our formation covers areas such as material formulations, material process technologies and various end-use industrial applications.

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

The technologies we utilize in some of our businesses have been in use for many years (e.g., SB latex and ABS) and a number of our patents relating to such technologies have expired or will expire within the next several years. Additionally, certain patents acquired in the PMMA Acquisition or the Aristech Surfaces Acquisition are expected to expire in the next several years. As patents expire, or are allowed to lapse, the products and processes described and claimed in those patents become generally available for use by the public. We believe that the expiration of any single patent or family of patents that is scheduled to expire in the next three years would not materially adversely affect our business or financial results. We believe that our trade secrets relating to manufacturing and other processes used in connection with products to which expiring patents relate will continue to provide us with a competitive advantage after the expiration of these patents.

We use trademarks as a means of differentiating our products. We protect our trademarks against infringement where we deem appropriate. We have successfully registered the TRINSEO™ trademark in more than 130 countries, and acquired the Plexiglas®, Altuglas®, Solarkote® and Oroglas® marks as well as other trademarks in the PMMA Acquisition.

Dow has either transferred to us or granted perpetual, royalty-free licenses to us to use Dow’s intellectual property that was used by Dow to operate the Styron business prior to the Dow Separation. This intellectual property includes certain processes, compositions and apparatus used in the manufacture of our products. In addition to our license rights to use Dow’s intellectual property related to the Styron business, we have obtained licenses to use Dow’s intellectual property to the extent necessary to perform our obligations under the contracts transferred to us in the Dow Separation and to use such intellectual property (other than patents) for products outside of the Styron business as it was conducted by Dow prior to the Dow Separation, subject to certain limitations. While we believe our license rights with respect to Dow’s intellectual property are sufficient to allow us to operate our current business, new growth opportunities in latex binders, and to a lesser extent plastics, involving new products may fall outside of our license rights with Dow. Therefore, our ability to develop new products may be impacted by intellectual property rights that have not been licensed to us by Dow. We have the right, with Dow’s cooperation, to directly enforce the patents that are exclusively licensed to us by Dow where infringement is primarily within the scope of our business; but nothing obligates Dow to enforce against third parties the intellectual property rights of Dow that are licensed to us on a non-exclusive basis or where the infringement is primarily outside the scope of our business.

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

We follow the American Chemistry Council Responsible Care® Guiding Principles for our global facilities and products and have received third party certification of our Responsible Care® Management System. Many of our facilities have been certified to ISO 14001 and other ISO management systems. We have a mature corporate environmental, health and safety audit program for all of our facilities. We focus on emergency preparedness, crisis planning and drills, at both the facility and corporate level. We expect that stringent environmental regulations will continue to be imposed on us and our industry in general.

Sustainability and Climate Change

We recognize that climate change has had and will continue to have significant impacts on our environment, particularly as it relates to extreme weather conditions and rising sea levels, and which has prompted regulations limiting, among other things, the emission of greenhouse gases. In the countries in which we operate, particularly in the EU, we are required to comply with increasingly extensive regulations to address climate change impacts and resource conservation requirements. We also monitor legislative actions and their potential impacts on the end markets we serve.

We track and publicly report our greenhouse gas emissions, water usage, waste, and energy consumptions and our facilities work to improve our performance at reducing chemical emissions, water usage and energy consumption. Our Sustainability and Corporate Social Responsibility Report (the “Sustainability Report”), which is available on our website, provides our most recent sustainability highlights for our products, performance and operations. The report highlights sustainability goals and other initiatives to improve our sustainability performance. We do not expect the costs to comply with legislation enacted as a result of climate change and other sustainability efforts will be material to our operations and consolidated financial position in the next 12 months.

Sustainability is a key focus area of our long-term strategy and during 2021 we continued to take actions to further our offering of sustainable products, including the commencement of sales of polystyrene products for food contact applications. We also took action to increase our access to recycled feedstocks through both our announced collaboration with BASF to increase styrene production from circular feedstocks and the announced acquisition of plastics collector and recycler Heathland B.V. (“Heathland”), which closed in January 2022. In addition, we achieved ISCC certification for Mass Balance processes for polystyrene manufactured at our Tessenderlo, Belgium plant, as well as for PC produced in Stade, Germany, and styrene manufactured in Terneuzen, The Netherlands. We also supplemented an already strong annual Sustainability Report with the incorporation of the Sustainability Accounting Standards Board (“SASB”) framework. These achievements were accomplished while maintaining our high standard for safety and Employee Health & Safety (“EH&S”) excellence. We expect the costs of administering our sustainability program to increase as we continue to focus and improve our sustainability initiatives.

Environmental Remediation

Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. At our Allyn’s Point, Connecticut property we lease a portion of the property to our joint venture, Americas Styrenics, for its operations, which includes a regulated hazardous waste boiler, for which potential liabilities are addressed through financial assurance mechanisms and other agreements. Many of our production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination have occurred at some of the sites and might occur or be discovered at other sites. Subject to certain monetary and temporal limitations, Dow is obligated to indemnify and hold us harmless with respect to releases of hazardous material that existed at our sites prior to the Dow Separation. The period for new claims at these sites has expired. Later-acquired sites are subject to a different limitations period. We cannot be certain that Dow will fully honor their existing indemnity obligations or that the indemnity will be sufficient to satisfy all claims that we may incur. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party for any material amounts at any Superfund Sites. We conduct comprehensive environmental due diligence for potential acquisitions to mitigate the risk of assuming obligations to conduct material levels of environmental remediation.

Board Oversight

The Environmental, Health, Safety, Sustainability and Public Policy Committee (the “EHSS&PP Committee”) of the Company’s Board of Directors was established in 2014 to assist the Board with oversight of Company programs, policies and initiatives that support the environment, health and safety, sustainability, corporate social responsibility and climate change. The EHSS&PP Committee is responsible for supporting alignment between the Company and the Board on the Company’s sustainability, social, and public policy goals; guiding the Company and overseeing management of risks arising from our sustainability programs, policies, partnerships, activities and goals; reviewing external public policy/governmental affairs issues and trends, and recommending Company response to these issues. The EHSS&PP Committee also reviews the Company’s annual Sustainability Report for Board approval and publication on the Company’s website.

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

Trinseo has implemented information security solutions, resources, policies, programs, and monitoring alerts to respond to potential information security events and to maintain compliance with the increasing amount of data privacy laws and regulation. Our Board of Directors provides oversight of security risks, measures and incidents, with input from members of management and our information security team.

Human Capital Resources and Objectives

As of December 31, 2021, we had approximately 3,100 employees worldwide, with the majority (approximately 60%) located in the EMEA region (Europe, Middle East and Africa), approximately 16% in Asia Pacific, and the remainder in the Americas. We increased the size of our workforce through the acquisitions of the PMMA business and Aristech Surfaces, partially offset by employees transferred to Synthos S.A. as part of the sale of our Synthetic Rubber business. Approximately 97% of our workforce is full-time.

Nearly 70% of our personnel are located at the various manufacturing sites, research and development, pilot coating, paper fabrication and testing and technology centers. The remaining employees are located at operating centers, virtual locations or geographically dispersed marketing and sales locations. Our facilities in Midland, Michigan, Bristol, Pennsylvania, and Louisville, Kentucky, and our facility in Matamoros, Mexico have union representation, while employees at certain of our other locations are represented by work councils. We believe we maintain good relations with our personnel and various labor organizations. There have been no labor strikes or work stoppages in these locations in recent history.

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

Diversity and Equal Employment Opportunity

We are committed to maintaining an inclusive workforce that offers a diversity of perspectives, backgrounds and experience, and creating an environment in which all Trinseo employees have an equal opportunity to reach their potential and contribute fully to the success of the Company. Trinseo provides an equal employment opportunity, with a policy to recruit, hire, develop, and promote qualified applicants or employees without regard to race, religion, gender, sexual orientation, national origin, age or disability. We believe our commitment to diversity is reflected in our Board and executive leadership team. Four of our Board members, or 30% of our Board, are women, and two of our directors self-identify as a member of an underrepresented minority group. The members of our executive leadership team also represent broad citizenship and geographic diversity.

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

Item 1A. Risk Factors

Risks Related to Our Operations

We are subject to risks associated with the Company’s strategy to transform its portfolio to a specialty materials and sustainable solutions provider.

We have taken steps toward executing on our publicly-disclosed strategy to transform the Company to a specialty materials and sustainable solutions provider, including the PMMA Acquisition and Aristech Surfaces Acquisition, the sale of our synthetic rubber business, and the plan to explore the divestiture of our styrenics businesses. We plan to continue to prioritize investments in higher growth, higher margin and lower earnings volatility areas such as Engineered Materials and CASE applications, and to deemphasize the more volatile, lower growth assets in our portfolio. We cannot guarantee that the execution of this strategy will lead to higher growth or margins and lower earnings volatility. We also cannot be certain that we will be successful in identifying opportunities for investments in assets we believe best fit our portfolio transformation, whether such opportunities will be available at a price and at terms acceptable to us, or at all, or whether we will face difficulties due to timing or funding availability.

The implementation of our transformation strategy has resulted in, and may continue to result in, changes to our business, operations, capital allocation, operational and organizational structure, increased demands on management, and could result in short-term and one-time costs, including higher than expected restructuring costs, loss of revenue, and other negative impacts on our business. Implementation of this transformation may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute, delays in implementation, global or local economic conditions, competition, and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

Volatility in the cost of raw materials, logistics services, energy, or transportation utilized for our products, or disruption in the supply of the raw materials utilized for our products, may adversely affect our financial condition and results of operations or cause our financial results to differ materially from our forecasts.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (benzene, ethylene, butadiene, BPA, MMA, and styrene) together represent approximately 81% of our total cost of goods sold. Additionally, we use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes. Crude oil prices also impact our raw material and energy costs. Generally, higher crude oil prices lead to higher costs of natural gas and raw materials, although some raw materials are impacted less than others. Volatility in the cost of energy or raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing also can affect the volume our customers consume. As a result, our gross profit and margins could also be adversely affected and our financial results may differ materially from our forecasts.

We are dependent on third-party freight carriers to transport many of our products. Our access to third-party freight carriers is not guaranteed, and we may be unable to transport our products at economically attractive rates in certain circumstances, particularly during disruptions to transportation infrastructure. Our business, financial position, results of operations or cash flows could be materially and adversely affected if we are unable to pass all of the cost increases on to our customers, or if freight carrier capacity in our geographic markets were to decline significantly or otherwise become unavailable.

We have supply agreements with Dow for ethylene, benzene, butadiene, and MMA, which are critical raw materials to our business. These raw materials and other less critical materials amount to approximately 22% of our total raw materials acquired in 2021, based on aggregate purchase price. The remainder is purchased via other third-party suppliers on a global basis. As these and other third-party supply agreements expire, we may be unable to renegotiate or renew these contracts, or obtain new long-term supply agreements on terms comparable or favorable to us, or at all, which may significantly impact our operations. See Item 1—Business— Sources and Availability of Raw Materials.

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

●	denial of or delay in receiving requisite regulatory approvals, licenses and/or permits;
●	unanticipated increases in the cost of construction materials, labor, or utilities;
●	disruptions in transportation of components or construction materials;
●	adverse weather conditions or natural disasters, equipment malfunctions, explosions, fires or spills affecting our facilities, or those of vendors or suppliers;
●	disease outbreaks, epidemics or pandemics, and government responses thereto;
●	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages; or
●	non-performance by, or disputes with, vendors, partners, suppliers, contractors or subcontractors.

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

Our industry and the end markets into which we sell our products experience periodic technological changes and ongoing product improvements. Our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Our future growth will depend on our ability to predict and react to changes in key end markets, and to successfully develop, manufacture and market products in such changing end markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with these materials, and our customers may not accept any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

Risks Related to Acquisitions and Dispositions

We may not be successful in our proposed divestiture of our styrenics businesses.

In November 2021 we announced our intention to explore the divestiture of our styrenics businesses, for which we launched a formal sales process in January 2022. We cannot guarantee that we will be successful in our efforts to initiate and generate interest in a sale or auction process, locate an adequate buyer, or negotiate terms of a sale agreement acceptable to the Company. Identifying and completing any potential sale transaction would depend on a number of factors, many of which are beyond our control, including, among other things, market conditions, third-party consents, regulatory approvals, and the availability of financing for potential buyers, if required. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, revise our legal entity structure, negotiate continued equity ownership, identify and separate intellectual property, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any sale. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested business, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

We may fail to realize the anticipated benefits of the PMMA Acquisition and the Aristech Surfaces Acquisition or such benefits may take longer to realize than expected. We may also encounter difficulty integrating these businesses into our operations, or challenges related to our reliance on transition services.

On May 3, 2021, we completed the PMMA Acquisition for a purchase price of $1,364.9 million, and on September 1, 2021, we completed the Aristech Surfaces Acquisition for a purchase price of $449.5 million (together, the “Acquisitions”).

Our ability to realize the anticipated benefits of the Acquisitions will depend on our ability to successfully integrate the PMMA business and the Aristech Surfaces business into ours. Combining these businesses continues to be a complex and time-consuming process and the Company has devoted significant attention and resources integrating the operations, systems, processes, procedures and personnel of the acquired businesses, and we expect to continue to do so. If we fail to effectively integrate, or if integration takes longer or is more costly than expected, we could lose or diminish the expected benefits of the Acquisitions. Even if we are able to integrate successfully, this integration may not result in the realization of the cost and revenue synergies and benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all.

We also face risks that we fail to meet our financial and strategic goals, due to, among other things, inability to grow and manage growth profitability, achieve expected margins, maintain relationships with customers or retain key employees. We may also be adversely affected by other economic, business, and/or competitive factors which may not have existed at the time of closing. Such conditions could materially adversely impact our business and results of operations.

Additionally, we rely on Arkema to provide certain services, including information technology, accounting and financial reporting services, pursuant to transition services agreements executed in connection with the PMMA Acquisition. While such services are scheduled to be taken over by Trinseo in 2022, Arkema’s failure to perform could negatively impact our ability to close our books in an accurate and timely manner as well as our ability to complete our financial statements or financial reporting.

We may engage in other future strategic acquisitions or dispositions of certain assets and/or businesses that could affect our business, results of operations, financial condition and liquidity.

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

Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business or financial results. Our acquisition and joint venture strategy may not be successfully received by customers or other stakeholders, and we may not realize any anticipated benefits from these other acquisitions or joint ventures.

In November 2021, we announced the Company’s intent to explore the potential divestiture of our styrenics businesses, for which we launched a formal sales process in January 2022, and in December 2021, we successfully completed the divestiture of our Synthetic Rubber business. We may also opportunistically pursue dispositions of certain other assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of our senior secured credit agreement (the “Credit Agreement”) governing our senior secured financing facility of up to $1,075.0 million (the “Senior Credit Facility”) and the indentures governing our $500.0 million aggregate principal of 5.375% senior notes due 2025 (the “2025 Senior Notes”), and our $450.0 million aggregate principal of 5.125% senior notes due 2029 (the “2029 Senior Notes”), we may be required to apply the proceeds of the sale to repay any borrowings under our Senior Credit Facility, our 2025 Senior Notes or our 2029 Senior Notes. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, supply agreements, guarantees, indemnities or other current or contingent financial obligations.

Joint ventures may not operate according to their business plans if we or our partners fail to fulfill our or their obligations, or differences in views among our joint venture partners result in delayed decisions, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

For the year ended December 31, 2021, we received dividends of $85.0 million from our Americas Styrenics joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Differences in views among joint venture participants and our inability to unilaterally implement sales and production strategies or determine cash distributions from joint ventures may significantly impact short-term and longer-term financial results, financial condition and the value of our ordinary shares.

We may be unable to achieve cost savings and other benefits from our restructuring activities and business excellence initiatives.

Beginning in 2019 and continuing through 2021, we announced certain restructuring programs associated with our shift to a global functional structure, the adoption of our business excellence initiatives designed to create ongoing cost savings through business process optimization and efficiencies, and related more broadly to our overall transformation strategy. Our efforts to achieve these improvements and efficiencies may not be successful or generate expected cost savings, and we may incur greater costs than currently anticipated to implement and achieve these initiatives, which could have an adverse impact on our financial condition or results of operations.

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

Global trade conflicts and the imposition of tariffs may have a material adverse impact on our business and results of operations.

Various governments have adopted new approaches to their trade policies seeking to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and implement new tariff schedules. For example, over the past several years the U.S. and China have applied tariffs to certain of each other’s exports. These measures have resulted in shifting trade flows and increased costs for raw materials and finished goods. Uncertainty over global tariffs has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business.

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

Changes in environmental, health and safety regulations in jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products. In addition to changes in regulations, health, sustainability, and safety concerns could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products. Such a decrease in demand likely would have an adverse effect on our business and results of operations. Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, BPA, MMA, and halogenated flame retardant are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns. Moreover, bans on single-use plastic and similar regulatory actions to reduce plastic waste and consumer preferences for sustainable and recyclable materials may reduce the demand for some of our products over time. Legislation to place responsibility for addressing the global challenge of plastic waste may place responsibility on producers and sellers to include recycled content in their products, including the EU “plastics tax,” which legislation may impact our sales and place more importance on our initiatives to further develop technologies for recycled products.

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

The proceedings with the European Commission continue and its outcome remains open. Based on its findings, the European Commission may decide to: (i) require further information; (ii) conduct unannounced raids of the Company’s premises; (iii) adopt decisions imposing fines and/or certain behavioral or structural commitments from the Company; or (iv) in view of defense arguments by the Company close the proceedings. If Trinseo Europe GmbH is found to have violated one or more laws, it could also be subject to additional actions by local competition authorities. European Commission inquiries or investigations can continue over a long period of time, which can divert the attention of our management from day-to-day operations and impose significant administrative burdens. Any of these consequences could damage our reputation and impair our ability to conduct business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

There are several properties which we now own on which Dow has been conducting remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut and Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that we lease for our operations, including our facility in Midland, Michigan. While we did not assume the liabilities associated with these properties in the U.S., because CERCLA and similar laws can impose liability for contamination on the current owner or operator of a property, even if it did not create the contamination, there is a possibility that a governmental authority or private party could seek to include us in an action or claim for remediation or damages, even though the contamination may have occurred prior to our ownership or occupancy. While Dow has agreed to indemnify us for liability for releases of hazardous materials that occurred prior to our separation from Dow, the indemnity is subject to monetary and temporal limitations. The period for new claims at these sites has expired. Later-acquired sites are subject to a different limitations period. We cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. In addition, we face the risk that future claims might fall partially or fully outside of the scope of the indemnity, particularly if there is a release of hazardous materials that occurs in the future or at any time after our separation from Dow or if the condition requiring remediation is attributable to a combination of events or operations occurring prior to and after our separation from Dow. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party for any material amounts at any Superfund Sites.

Risks Related to Our Indebtedness

Our current and future level of indebtedness of our subsidiaries, including the incurrence of additional indebtedness to fund the PMMA Acquisition, could adversely affect our financial condition.

As of December 31, 2021, our indebtedness totaled approximately $2.3 billion. Additionally, as of December 31, 2021, we had $368.6 million (net of $6.4 million outstanding letters of credit) of funds available for borrowing under our Senior Credit Facility, as well as $150.0 million of funds available for borrowing under our accounts receivable securitization facility.

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

Although the terms of our senior secured credit agreement (the “Credit Agreement”) governing our Senior Credit Facility, and the indentures governing the 2029 Senior Notes and 2025 Senior Notes (the “Indentures”), contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Also, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in the Senior Credit Facility or the Indentures, such as operating leases and trade payables. If new debt is added to our subsidiaries’ current debt levels, the risks related to indebtedness that we now face could intensify.

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

The Indentures and the Credit Agreement contain a number of covenants imposing certain restrictions on our subsidiaries’ businesses. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our subsidiaries’ ability to:

●	sell or assign assets;
●	incur additional indebtedness;

●	pay dividends to Trinseo PLC;
●	make investments or acquisitions;
●	incur liens;
●	repurchase or redeem capital shares;
●	engage in mergers or consolidations;
●	materially alter the business they conduct;
●	engage in transactions with affiliates; and
●	consolidate, merge or transfer all or substantially all of their assets.

The ability of our subsidiaries to comply with the covenants and financial ratios and tests contained in the Indentures and the Credit Agreement, to pay interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility to fund liquidity needs in an amount sufficient to enable them to service their indebtedness. Furthermore, if we need additional capital for general corporate purposes or to execute on an expansion strategy, there can be no assurance that this capital will be available on satisfactory terms or at all.

A failure to repay amounts owed under the Senior Credit Facility, our 2029 Senior Notes or 2025 Senior Notes at maturity would result in a default. In addition, a breach of any of the covenants in the Credit Agreement or Indentures or our inability to comply with the required financial ratios or limits could result in a default. If a default occurs, lenders may refuse to lend us additional funds and the lenders or noteholders could declare all of the debt and any accrued interest and fees immediately due and payable. A default under one of our subsidiaries’ debt agreements may trigger a cross-default under our other debt agreements. For more information regarding our indebtedness, please see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity.

Risks Related to Our Relationship with Dow

Dow provides significant operating and other services, and certain raw materials used in the production of our products, under agreements that are important to our business. The failure of Dow to perform its obligations, or the termination of these agreements, could adversely affect our operations.

Prior to the Dow Separation, we were operated by Dow, which has provided and continues to provide services under certain agreements that are important to our business. We are a party to:

●	site service agreements, or SAR SSAs, under which Dow provides site services to the Company at Dow-owned sites, such as utilities, site administration, environmental health and safety, site maintenance and supply chain;
●	supply and sales agreements pursuant to which Dow, among other things, provides us with raw materials, including ethylene, benzene, butadiene, and MMA; and
●	the AR MOD5 Agreement, an outsourcing service agreement pursuant to which Dow provides worldwide process control technology and related enterprise resource planning services.

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

In connection with the Dow Separation, we acquired ownership of, or in some cases, a worldwide right and license to use, certain patents, patent applications and other intellectual property of Dow that were used by Dow to operate our business segments or held by Dow primarily for the benefit of our business segments, prior to the Dow Separation. Generally, we acquired ownership of the intellectual property that was primarily used in our business segments and acquired a license to a more limited set of intellectual property that had broader application within Dow beyond our core business segments. Our license from Dow is perpetual, irrevocable, fully paid, and royalty-free. Furthermore, our license from Dow is exclusive within our business segments for certain patents and patent applications that were used by Dow primarily prior to our separation, subject to licenses previously granted by Dow, and to certain retained rights of Dow, including Dow’s retained right to use patents and patent applications outside of our business segments and for internal consumption by Dow. Our license from Dow relates to polymeric compositions, manufacturing processes and end applications for the polymeric compositions; and is limited to use in defined areas corresponding to our current business segments excluding certain products and end-use application technology retained by Dow. Our ability to develop, manufacture or sell products and technology outside of these defined areas may be impeded by the intellectual property rights that have been retained by Dow, which could adversely affect our business, financial condition and results of operations. Additionally, infringement on these intellectual property rights could also impact our business and competitive position. We may not be able to enforce our rights, and Dow may be unwilling to enforce its rights, with respect to this intellectual property that has been licensed by Dow.

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

Cyber-attacks or data security breaches could compromise confidential, private, business critical information or cause a failure in our computer or operating systems that may disrupt our operations. We have attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. We face an ever-growing risk of attack from outside our organization (including attacks by organized crime, so-called “hacktivists,” and state-sponsored actors) using sophisticated technical and non-technical methodologies (including social engineering and “spear phishing” attacks). We also face risks from internal threats to information security, such as from negligent or dishonest employees or consultants. A successful cyber-attack or other breach of security could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on our financial results. Furthermore, in addition to using our own systems and infrastructure, we use information systems and infrastructure operated by third-party service providers. If our third-party service providers experience an information security breach, depending on the nature of the breach, it could compromise confidential, business critical information or cause a disruption in our operations. In addition, the loss or disclosure of sensitive or private information about our employees, vendors, or customers as a result of such a breach may result in violations of various data privacy regulations and expose us to litigation, fines and other penalties. Therefore, any such disruptions to our operations or violations of data privacy laws could negatively impact our reputation and results of operations.

Risks Related to our Information Systems

The implementation of a new enterprise resource planning system could cause disruption to our operations.

We are currently in the process of a multi-year transition to a new enterprise resource planning (“ERP”) system, which will replace most of our core financial systems, and which is currently scheduled to be fully implemented in 2023. If the implementation of the ERP system does not proceed as expected, it could impede our ability to accurately maintain financial records and share financial data across the company. Failure to successfully implement the ERP system as planned, or if the ERP system does not operate as intended, could negatively impact the effectiveness of our internal control over financial reporting. Any of these types of disruptions could have a negative effect on our business, operating results, and financial condition. In addition, implementing a new ERP system may require significant resources and refinement to fully realize the expected benefits of the system.

Risks Related to Our Ordinary Shares

Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities than U.S. companies.

It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. There is no treaty between Ireland and the U.S. providing for the reciprocal enforcement of foreign judgments. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

As an Irish company, Trinseo is governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

Provisions of our articles of association and Irish law could delay or prevent a takeover of us by a third party.

Our articles of association could delay, defer or prevent a third-party from acquiring us, despite the possible benefit to our shareholders. For example, our articles of association impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings, and our articles also require supermajority approval from shareholders to amend or repeal our articles of association.

In addition, several mandatory provisions of Irish law could prevent or delay an acquisition of Trinseo. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent. We are also subject to provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as rules requiring the disclosure of interests in our ordinary shares in certain circumstances.

These provisions may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price, and may negatively impact the voting and other rights of our shareholders. These provisions could also discourage proxy contests and make it more difficult for our shareholders to elect directors other than those nominated by our board of directors.

Any attempts to take us over will be subject to Irish Takeover Rules and subject to review by the Irish Takeover Panel.

We are subject to the Irish Takeover Rules, under which our board of directors will not be permitted to take any action which might frustrate an offer for our ordinary shares once it has received an approach which may lead to an offer or has reason to believe an offer is imminent.

As an Irish public limited company, certain capital structure decisions regarding the Company will require the approval of shareholders, which may limit the Company’s flexibility to manage its capital structure.

Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders, such authorization for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by the Company’s shareholders upon its expiration (i.e., at least every five years). Initially, the Company’s articles of association authorized the allotment of shares for a period of five years from the date of their adoption, which authorization expires in May 2026. Any such authorization must be renewed by ordinary resolution, being a resolution passed by a simple majority of votes cast, prior to expiration. Our ability to issue equity without this authorization could be limited which could adversely affect our securities holders.

Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the Company’s articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the exclusion is contained in the articles of association, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed by Company’s shareholders upon its expiration (i.e., at least every five years). Initially the Company’s articles of association exclude preemptive rights for a period of five years from the date of adoption of the Company’s articles of association, which exclusion expires in May 2026. Any such exclusion must be renewed by special resolution, being a resolution passed by not less than 75% of votes cast, upon expiration. Should this exclusion not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

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

Turbulence in the credit markets, fluctuating commodity prices, volatile exchange rates and other challenges affecting the global economy can affect us and our customers. Instability and uncertainty in financial and commodity markets throughout the world may cause, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw material costs, geopolitical issues and failure and the potential failure of major financial institutions. Adverse events affecting the health of the economy, including sovereign debt and economic crises, refugee crises, disease pandemics, terrorism, protectionism, tariffs, and the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets. During any period of uncertainty or heightened market volatility, consumer confidence may decline which could lead to a decline in demand for our products or a shift to lower-margin products, which could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.

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

We have significant operations worldwide, including manufacturing facilities, R&D facilities, sales personnel and customer support operations. As of December 31, 2021, we operated, or others operated on our behalf, 40 manufacturing plants (which include a total of 81 production units) at 33 sites around the world, including in Colombia, Germany, The Netherlands, Belgium, Finland, Sweden, Italy, France, Denmark, China, South Korea, Indonesia, Taiwan, Mexico, and the United States. Our international operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currency to which we are exposed is the euro, as approximately 57% of our net sales were generated in Europe in 2021. To a lesser degree, we are also exposed to other currencies, including, among others, the Chinese yuan, Swiss franc, New Taiwan dollar, and Mexican peso. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, in particular the euro, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because some of our raw material costs are procured in U.S. dollars rather than on these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

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

The extent to which the COVID-19 pandemic will continue to impact our business, financial condition and results of operations could be material.

The COVID-19 pandemic has created significant worldwide social and economic volatility, uncertainty and disruption. The pandemic has resulted in curtailment of business activities, suspensions or delays of production and commercial activity, government-mandated travel restrictions, and weakened economic conditions in the countries in which we operate.

The extent to which the COVID-19 pandemic will continue to adversely impact our business, liquidity, financial condition and results of operations, which impact could be material, depends on numerous factors. These factors include the duration and scope of the pandemic, including an increase in infections, new variants of the virus, and renewed travel restrictions and “shelter-in-place” directives.

Other factors resulting from the pandemic which may negatively impact our business and results of operations include increased costs or disruption in the availability of raw materials and feedstocks; increased energy prices; increased freight or transportation costs; global price inflation; our relationship with, and the financial and operational capacities of, our customers and suppliers; the health and safety of our employees while maintaining continued operations; potential future restructuring, impairment and other charges; and the impact on economic activity generally, including a global or national recession, or other sustained adverse market conditions.

The COVID-19 pandemic has also significantly disrupted supply chains, transportation and logistics networks, and may further affect the ability of our third-party suppliers’ or logistics and transportation service providers to meet their obligations to us, which may negatively affect our operations. Ports and other channels of entry may be closed or operate at only a portion of capacity, and means of transporting products within regions or countries in which we operate may be limited. Plant closures, production delays, or logistics difficulties resulting from the COVID-19 pandemic may cause shortages or limited availability of feedstocks or raw materials that are used in our products, which may adversely impact our business, production capacity or results of operations.

Our efforts to manage and mitigate these factors and risks may not be successful and are subject to the factors described above, many of which are uncertain or outside of our control. Business disruptions relating to the pandemic, including the impact of new variants or an increased spread of infections could negatively impact our outlook, share price, or the economies in the countries in which we operate, which would adversely impact our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

We own and operate 67 production units at 26 sites around the world. In addition, we source products from another 14 production units at 7 joint venture sites. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2021:

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Dublin	Ireland	Leased	Corporate office	Not applicable
Berwyn	USA (PA)	Leased	Global operating center	Not applicable
Hong Kong	Hong Kong	Leased	Regional operating center	Not applicable
Horgen	Switzerland	Leased	Regional operating center	Not applicable
Midland	USA (MI)	Leased	Regional operating center	Not applicable

Production Sites
Belen	USA (NM)	Owned	PMMA Sheets	Engineered Materials
Boehlen*	Germany	Leased	Styrene monomer	Feedstocks
Bristol	USA (PA)	Leased	PMMA Resins	Engineered Materials
Bronderslev	Denmark	Leased	PMMA Sheets	Engineered Materials
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Owned	PMMA Sheets	Engineered Materials
Hamina	Finland	Owned	Latex	Latex Binders
Hoek	The Netherlands	Owned	Compounds and blends	Base Plastics
Hsinchu	Taiwan	Owned	TPEs, Compounds and blends	Engineered Materials, Base Plastics
Louisville	USA (KY)	Owned	PMMA Resins, PMMA Sheets	Engineered Materials
Matamoros	Mexico	Owned	PMMA Sheets	Engineered Materials
Merak++	Indonesia	Owned	Latex, Polystyrene	Latex Binders, Polystyrene
Midland*	USA (MI)	Leased	Latex, ABS, SAN	Latex Binders, Base Plastics
Mussolente	Italy	Owned	TPEs	Engineered Materials
Norrkoping	Sweden	Owned	Latex	Latex Binders
Porto Marghera	Italy	Owned	MMA	Engineered Materials
Rheinmünster*	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins, PMMA Sheets, MMA	Engineered Materials
Saint Avold	France	Owned	PMMA Sheets	Engineered Materials
Schkopau*	Germany	Leased	Polystyrene	Polystyrene
Stade*	Germany	Leased	PC	Base Plastics
Terneuzen*	The Netherlands	Leased	Compounds and blends, Latex, Styrene monomer, ABS, SAN	Latex Binders, Base Plastics, Feedstocks
Tessenderlo*	Belgium	Leased	Polystyrene	Polystyrene
Tsing Yi+	Hong Kong	Leased	Polystyrene	Polystyrene
Ulsan	Korea	Owned	Latex	Latex Binders
Zhangjiagang*	China	Leased	Latex, ABS	Latex Binders, Base Plastics

R&D Facilities
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Leased	PMMA Sheets	Engineered Materials
Hsinchu	Taiwan	Owned	Compounds and blends, TPEs	Engineered Materials
King of Prussia	USA (PA)	Leased	PMMA Resins, PMMA Sheets	Engineered Materials
Midland 1300	USA (MI)	Leased	Latex	Latex Binders
Midland 1604	USA (MI)	Leased	Compounds and blends, Latex	Base Plastics, Latex Binders, Engineered Materials
Mussolente	Italy	Owned	TPEs	Engineered Materials
Rheinmünster	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins	Engineered Materials
Shanghai	China	Leased	Latex	Latex Binders
Terneuzen	The Netherlands	Leased	Compounds and blends, ABS, PC	Base Plastics, Engineered Materials
Tsing Yi+	Hong Kong	Leased	ABS, PC, Compounds and blends	Base Plastics, Engineered Materials

Joint Venture
Americas Styrenics
Allyn’s Point	USA (CT)	Leased	Polystyrene	Americas Styrenics
Cartegena	Colombia	Owned	Polystyrene	Americas Styrenics
Hanging Rock	USA (OH)	Leased	Polystyrene	Americas Styrenics
Joliet	USA (IL)	Owned	Polystyrene	Americas Styrenics
Marietta	USA (OH)	Owned	Polystyrene	Americas Styrenics
St. James	USA (LA)	Owned	Styrene monomer	Americas Styrenics
Torrance	USA (CA)	Leased	Polystyrene	Americas Styrenics
*	Facility co-located with Dow (or other companies) facilities under ground lease agreements. Plant facilities are owned by us.
+	Facility located on property owned by the applicable government.
++	Facility located on property under certification with right to build.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The principal market on which our ordinary shares is traded is the New York Stock Exchange (“NYSE”), under the ticker symbol “TSE.” As of February 10, 2022, there were two record holders of our ordinary shares, 38,909,210 ordinary shares issued, and 37,083,547 ordinary shares outstanding. We have approximately 24,779 beneficial holders who hold shares through brokerage accounts under street names.

Performance Graph

The following performance graph reflects the comparative changes in the value from December 31, 2016 through December 31, 2021, assuming an initial investment of $100 and the reinvestment of dividends or other cash distributions, if any, in (1) our ordinary shares, (2) the S&P 500 Chemicals Industry GICS Level 3 Index, and (3) the S&P SmallCap 600 Index. The share price performance shown in the graph is not necessarily indicative of future price performance.

Purchases of equity securities by the Company and affiliated purchasers

On December 2, 2021, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expires after 18 months and repurchases may be effected through open market purchases, 10b5-1 plans or by other means. All repurchases will be carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. There were 1.0 million share repurchases during the three months ended December 31, 2021, for total payments of $48.1 million (with $1.9 million of additional repurchases that were not yet settled but which were accrued on the consolidated balance sheet as of December 31, 2021). As a result, there was $151.9 million remaining for share repurchases under the 2021 share repurchase authorization as of December 31, 2021.

Ireland Tax Considerations

The following is a summary discussion of the material Irish tax considerations of the acquisition, ownership and disposition of your ordinary shares that may be applicable to you. It is not intended to be, nor should it be construed to be, legal or tax advice. This discussion is based on Irish laws and regulations as they stand on the date of this report and is subject to any change in law or regulations or changes in interpretation or application thereof (and which may possibly have a retroactive effect). Investors should therefore consult their own professional advisers as to the effects of state, local or foreign laws and regulations, including Irish tax law and regulations, to which they may be subject.

There are currently no governmental laws, decrees or regulations in Ireland that restrict the remittance of dividends or other payments to non-resident holders of the Company’s shares.

Dividends paid by Trinseo will generally be subject to Irish dividend withholding tax (currently at a rate of 25%). U.S. resident shareholders may claim an exemption from the dividend withholding tax by holding their shares in an account through the Depository Trust Company and having on file with their broker or qualifying agent a valid U.S. address on the record date of the dividend, or by completing certain Irish dividend withholding tax exemption forms or filing a certification of U.S. residency (Form 6166).

Trinseo shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability for Irish income tax, provided a statement is presented to the Irish authorities of the dividend withholding tax imposed.

While there are provisions in the U.S.-Ireland Double Tax Treaty regarding withholding, it would generally be unnecessary for U.S. resident shareholders to rely on the treaty provisions due to the broad scope of withholding tax exemptions available under Irish domestic law.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto, included elsewhere within this Annual Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management and are made as of the date of this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere within this Annual Report, particularly in Item 1A—“Risk Factors.” Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements.

2021 Highlights

For the year ended December 31, 2021, we had net income from continuing operations of $279.6 million and Adjusted EBITDA of $729.4 million. The Company’s legacy businesses performed very well throughout 2021, and were further supplemented by our acquisitions in the Engineered Materials segment. These very strong results were achieved, despite challenging industry operating conditions that arose during the second half of the year, including high utility costs and constraints in material, labor and energy. Additionally, the Company delivered strong cash generation during 2021 and returned significant cash to our shareholders, purchasing approximately 1.0 million ordinary shares for total value of $50.0 million and declaring quarterly dividends for an aggregate value of $0.80 per ordinary share, or $31.4 million. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Highlights for the year are described below.

Portfolio Transformation: In 2021, we made significant strides in the Company’s strategy to transform into a higher growth, higher margin and less cyclical specialty and sustainable materials provider. Key achievements in this transformation during the year include the following (refer to Note 4 and 5 in the consolidated financial statements for further information):

1.	Acquisition of the PMMA Business - On May 3, 2021, the Company closed on the PMMA Acquisition for a purchase price of $1,364.9 million, funded primarily using proceeds from new debt financing arrangements, as described below. PMMA is a transparent and rigid plastic with a wide range of end uses, and complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics. The results of this business are included within the Company’s Engineered Materials segment.
2.	Acquisition of Aristech Surfaces - On September 1, 2021, the Company closed on the Aristech Surfaces Acquisition for a purchase price of $449.5 million, funded with cash on hand and existing credit facilities. Aristech Surfaces is a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets. Its products are used for a variety of applications, including the construction of hot tubs, swim spas, counter-tops, signage, bath products and recreational vehicles. The results of this business are included within the Company’s Engineered Materials segment.
3.	Divestiture of Synthetic Rubber Business - On December 1, 2021, the Company completed the divestiture of our Synthetic Rubber business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected reductions of approximately $41.6 million for the assumption of pension liabilities by Synthos, and $47.0 million for net working capital (excluding inventory) retained by Trinseo. The sale resulted in the recognition of an after-tax gain of $117.8 million, which was recorded during the fourth quarter of 2021. At closing, Trinseo and Synthos executed a long-term supply agreement, under which we will supply Synthos with certain raw materials used in the Synthetic Rubber business subsequent to the sale.

The assets and liabilities of our Synthetic Rubber business are classified as held-for-sale in our prior period balance sheet and the associated operating results of the Synthetic Rubber business are classified as discontinued operations for all periods presented.

4.	Exploration of Divestiture of Styrenics Businesses - In the fourth quarter of 2021, Trinseo announced that we have begun work to explore the divesture of the Company’s styrenics businesses, for which we launched a formal sales process in January 2022. The scope of this potential divestiture is expected to include the Feedstocks and Polystyrene reporting segments as well as our 50% ownership of Americas Styrenics.
5.	Acquisition of Heathland - On December 3, 2021, the Company entered into a definitive agreement to acquire Heathland, a leading collector and recycler of post-consumer and post-industrial plastic wastes in Europe. The acquisition closed on January 3, 2022 for a preliminary cash purchase price of €20.0 million, subject to customary working capital and other closing adjustments, and up to €10.0 million contingent payments to be paid based on criteria as defined in the agreement. Heathland is based in Utrecht, the Netherlands, and is focused on converting post-consumer and post-industrial PMMA, PC, ABS, polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. The acquisition of Heathland aligns with Trinseo’s strategy to transform into specialty materials and sustainable solutions provider.

Capital Structure and Shareholder Return: In 2021, we executed transactions and took steps to improve and streamline the Company’s infrastructure, adjust our capital structure to support strategic initiatives, and return value to our shareholders. The key specific actions we took during the year in this pursuit include:

1.	Redomiciliation to Ireland - On October 8, 2021, we completed the cross-border merger transaction, as approved by our shareholders at our annual meeting, pursuant to which our former publicly-traded parent company, Trinseo S.A., a Luxembourg limited liability company, was merged with and into Trinseo PLC, an Irish public limited company, as successor issuer to Trinseo S.A. (the “Redomiciliation”). The Redomiciliation is expected to provide Trinseo with a favorable legal and regulatory infrastructure, simplify regulatory requirements, provide dividend withholding tax benefits to shareholders and provide operational efficiencies and reductions in its operating and administrative costs. Refer to Item 1 — Business and Note 1 in the consolidated financial statements for more information on the Redomiciliation.
2.	Entry into New Financing Arrangements - On March 24, 2021, the Company issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”). Further, on May 3, 2021, in conjunction with the closing of the PMMA Acquisition, the Company entered into $750.0 million in incremental term loan borrowings (the “2028 Term Loan B”) under our existing senior secured credit facility. The net proceeds from the 2029 Senior Notes and the 2028 Term Loan B, as well as available cash, were used to fund the PMMA Acquisition. Refer to Note 12 in the consolidated financial statements for further information.
3.	Share Repurchases - In December 2021, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s ordinary shares. Under this authority, the Company purchased approximately 1.0 million ordinary shares from our shareholders through open market transactions for an aggregate purchase price of $50.0 million (of which $1.9 million of repurchases were not yet settled but were accrued on the consolidated balance sheet as of December 31, 2021).

Results of Operations

Results of Operations for the Years Ended December 31, 2021, 2020, and 2019

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated. Prior period amounts herein have been recast in conjunction with adjustments made for the Company’s classification of the Synthetic Rubber business as discontinued operations.

	Year Ended
	December 31,
(in millions)	2021	%	2020	%	2019	%
Net sales	$4,827.5	100%	$2,744.6	100%	$3,373.9	100%
Cost of sales	4,128.6	86%	2,423.5	88%	3,073.5	91%
Gross profit	698.9	14%	321.1	12%	300.4	9%
Selling, general and administrative expenses	323.4	7%	227.5	8%	276.9	8%
Equity in earnings of unconsolidated affiliates	92.7	2%	67.0	2%	119.0	4%
Impairment charges	6.8	—%	11.0	—%	—	—%
Operating income	461.4	9%	149.6	6%	142.5	5%
Interest expense, net	79.4	2%	43.6	2%	39.3	1%
Acquisition purchase price hedge loss (gain)	22.0	—%	(7.3)	—%	—	—%
Other expense, net	9.5	—%	7.9	—%	3.4	—%
Income from continuing operations before income taxes	350.5	7%	105.4	4%	99.8	4%
Provision for income taxes	70.9	1%	42.7	2%	12.7	—%
Net income from continuing operations	$279.6	6%	$62.7	2%	$87.1	4%
Net income (loss) from discontinued operations, net of income taxes	160.4	3%	(54.8)	(2)%	4.9	—%
Net income	$440.0	9%	$7.9	—%	$92.0	4%

2021 vs. 2020

Net Sales

Of the 76% increase in net sales, 53% was due to higher selling prices resulting mainly from the pass through of higher raw material costs. An additional 17% increase was due to the contribution from our acquisitions in 2021, including the PMMA Acquisition, which closed on May 3, 2021 and the Aristech Surfaces Acquisition, which closed on September 1, 2021. Higher sales volume increased net sales by 4%.

Cost of Sales

The 70% increase in cost of sales was primarily attributable to a 48% increase in raw material costs, an 18% increase related to our acquisitions, and a 5% increase from higher utility costs.

Gross Profit

The increase in gross profit of 118% was primarily attributable to higher margins from strong demand and tight supply mainly in polystyrene, ABS, and PC, higher volume in Latex Binders, Base Plastics and Engineered Materials, as well as contributions from our acquisitions. See the segment discussion below for further information.

Selling, General and Administrative Expenses

The $95.9 million, or 42%, increase in SG&A was primarily due to an increase in personnel costs of $42.5 million due to the Company’s improved performance during 2021 and the addition of personnel from acquisitions, as well as an increase of $44.4 million in acquisition transaction and integration costs, primarily related to the PMMA Acquisition and the Aristech Surfaces Acquisition. There were additional increases of $13.8 million from costs associated with the Company’s strategic initiatives and $6.4 million attributable to foreign exchange rate impacts. These increases were partially offset by a decrease of $18.1 million from lower advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow in 2020.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $25.7 million was due to higher equity earnings from Americas Styrenics, mainly attributable to higher polystyrene sales volume and higher polystyrene and styrene margins in North America.

Impairment Charges

During the years ended December 31, 2021 and 2020, the Company recorded impairment charges of $6.8 million and $11.0 million, respectively, primarily related to our Boehlen styrene monomer assets. Refer to Note 14 in the consolidated financial statements for further information.

Interest Expense, Net

The increase in interest expense, net of $35.8 million, or 82%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes in the first quarter of 2021 and the 2028 Term Loan B during the second quarter of 2021. Refer to Note 12 in the consolidated financial statements for further information.

Acquisition purchase price hedge loss (gain)

During the years ended December 31, 2021 and 2020, the Company recorded an acquisition purchase price hedge loss (gain) of $22.0 million and $(7.3) million, respectively, due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business.

Other Expense, Net

Other expense, net for the year ended December 31, 2021 was $9.5 million, which included $5.2 million of expense related to the non-service cost components of net periodic benefit cost and $4.5 million of transfer taxes associated with the PMMA Acquisition. These expense amounts were partially offset by foreign exchange transaction gains of $1.3 million, which included $61.9 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $63.2 million of gains from our foreign exchange forward contracts, excluding the acquisition purchase price hedge. Also included in Other expense, net was $0.5 million of loss on extinguishment of debt related to the Company's new financing arrangements entered into during the year.

Other expense, net for the year ended December 31, 2020 was $7.9 million, which included $5.5 million of expense related to the non-service cost components of net periodic benefit cost and foreign exchange transaction losses of $1.9 million. Net foreign transaction losses included $24.4 million of foreign exchange transaction gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, which were more than offset by $26.3 million of losses from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

Provision for Income Taxes

Provision for income taxes was $70.9 million and $42.7 million for the years ended December 31, 2021 and 2020, which resulted in an effective tax rate of 20% and 40%, respectively. The increase in provision for income taxes was primarily driven by the $245.1 million increase in income from continuing operations before income taxes, partially offset by a release of a valuation allowance of $16.3 million in 2021, as a result of improvements in business operations and projected future results of the Company’s subsidiaries in China.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of income taxes during the years ended December 31, 2021 and 2020 was $160.4 million and $(54.8) million, respectively, and was related to the results of our Synthetic Rubber business, including the divestiture of the business on December 1, 2021. This sale resulted in the recognition of an after-tax gain of $117.8 million, which is reflected in the results for the year ended December 31, 2021. Refer to Note 5 in the consolidated financial statements for further information.

2020 vs. 2019

Net Sales

Of the 19% decrease in net sales, 13% was due to lower selling prices resulting mainly from the pass through of lower raw material costs. An additional 6% decrease was due to lower sales volume, primarily within the Base Plastics and Feedstocks segments, mainly due to the impacts related to the COVID-19 pandemic.

Cost of Sales

Of the 21% decrease in cost of sales, 16% was due to lower raw material costs, primarily from styrene and butadiene, as well as a 5% decrease due to lower sales volume primarily from the Base Plastics and Feedstocks segments.

Gross Profit

The decrease in gross profit of 7% was primarily to lower sales volumes related to COVID-19 as well as an unfavorable net raw material timing impact in comparison to the prior year. See the segment discussion below for further information.

Selling, General and Administrative Expenses

The $49.4 million, or 18%, decrease in selling, general, and administrative expenses was due to several factors. Lower advisory and professional fees, mainly related to the Company’s transition of business and technical services from Dow, which was largely completed in the first quarter of 2020, resulted in a $28.2 million decrease. Also contributing to the decrease were various management actions taken to control operating costs in response to COVID-19, including a $9.7 million decrease in travel-related expenses, as well as a decrease in restructuring costs of $12.5 million, primarily related to the Company's corporate restructuring program, which was initiated in the fourth quarter of 2019. Partially offsetting these decreases was an increase in acquisition costs of $7.5 million, which was principally attributable to the costs incurred in 2020 related to the proposed acquisition of the Arkema business.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $52.0 million was due to lower equity earnings from Americas Styrenics, mainly attributable to lower styrene margins and volume-related impacts from COVID-19 in 2020.

Impairment Charges

During the year ended December 31, 2020, the Company recorded impairment charges of $11.0 million related to our Boehlen styrene monomer assets. There were no impairment charges recorded during the year ended December 31, 2019. Refer to Note 14 in the consolidated financial statements for further information.

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

Acquisition purchase price hedge loss (gain)

During the year ended December 31, 2020, the Company recorded an acquisition purchase price hedge gain of $7.3 million due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business. No such gains or losses were recognized in 2019.

Other Expense, Net

Other expense, net for the year ended December 31, 2020 was $7.9 million, which included $5.5 million of expense related to the non-service cost components of net periodic benefit cost and foreign exchange transaction losses of $1.9 million. Net foreign transaction losses included $24.4 million of foreign exchange transaction gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, which were more than offset by $26.3 million of losses from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

Other expense, net for the year ended December 31, 2019 was $3.4 million, which included $5.3 million of expense related to the non-service cost components of net periodic benefit cost and foreign exchange transaction gains of $1.6 million. Net foreign transaction losses included $6.4 million of foreign exchange transaction losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, which were more than offset by $8.0 million of gains from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes was $42.7 million and $12.7 million for the years ended December 31, 2020 and 2019, which resulted in an effective tax rate of 40% and 13%, respectively. The increase in the provision for income taxes was primarily driven by the one-time deferred tax benefit of $65.0 million recorded in 2019 as a result of changes in the Swiss federal and cantonal tax rules. This one-time benefit was partially offset by a $25.3 million valuation allowance for the portion of the cantonal deferred tax asset that more likely than not will expire before utilization. Refer to Note 15 in the consolidated financial statements for further information. Excluding this one-time net benefit of $39.7 million in 2019, the provision for income taxes decreased $9.7 million, due primarily to the decrease in income from continuing operations before income taxes.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of income taxes during the years ended December 31, 2020 and 2019 was $(54.8) million and $4.9 million, respectively, and was related to the results of our Synthetic Rubber business. The results for the year ended December 31, 2020 were adversely impacted by significant headwinds to the Synthetic Rubber business from COVID-19 impacts, as well as impairment charges of $28.1 million recorded during the period. Refer to Note 5 in the consolidated financial statements for further information.

Selected Segment Information

The Company’s reportable segments are as follows: Engineered Materials, Latex Binders, Base Plastics, Polystyrene, Feedstocks, and Americas Styrenics. Refer to Item 1—Business for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections present net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the years ended December 31, 2021, 2020, and 2019. Inter-segment sales have been eliminated. Refer to Note 20 in the consolidated financial statements for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business, as discontinued operations in the consolidated statement of operations for all periods presented, and therefore, it is no longer presented as a separate reportable segment. Refer to Note 5 in the consolidated financial statements for further information.

Engineered Materials Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$755.0	$194.9	$209.9	287%	(7)%
Adjusted EBITDA	$94.8	$34.6	$31.4	174%	10%
Adjusted EBITDA margin	13%	18%	15%

2021 vs. 2020

Of the $560.1 million, or 287%, increase in net sales, $468.4 million, or 240%, was attributable to the contribution from the acquisitions of the PMMA business and Aristech Surfaces. An additional 26% was attributable to increased sales volumes, mostly due to higher sales to consumer electronics customers in Asia, and an additional 19% was due to increased prices primarily from the pass through of higher raw materials.

Adjusted EBITDA increased $60.2 million, or 174%, of which $71.0 million, or 206%, was attributable to the contribution from the acquisitions of the PMMA business and Aristech Surfaces. Also contributing to the change was an increase of 61% from increased sales volumes, mainly to consumer electronics customers in Asia, offset by a decrease of 78% from lower margins due to higher raw materials costs and a decrease of 12% due to higher fixed costs. During the fourth quarter of 2021, including the acquired businesses, segment results were lower than anticipated due to approximately $25.0 million of higher natural gas, freight, and raw material costs, primarily due to an unprecedented, short-term spike in natural gas prices in Europe.

2020 vs. 2019

The 7% decrease in net sales was attributable to a 4% decrease in sales volume, due to COVID-19 impacts, as well as a 3% decrease in pricing from the pass through of lower raw material costs.

Adjusted EBITDA increased by $3.2 million, or 10%, compared to the prior year. This increase was primarily due to a $4.2 million, or 13%, increase in margins, primarily due to commercial excellence pricing actions. Also contributing to the increase was a $0.8 million, or 2%, increase due to lower fixed costs. These effects were partially offset by a decrease of $3.0 million, or 10%, from lower sales volume.

Latex Binders Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$1,183.4	$767.1	$902.8	54%	(15)%
Adjusted EBITDA	$106.5	$76.6	$76.7	39%	(0)%
Adjusted EBITDA margin	9%	10%	8%

2021 vs. 2020

The 54% increase in net sales was primarily due to a 46% increase in pricing from the pass through of raw material costs, mainly styrene and butadiene. Additionally, there was an increase of 6% due to increased sales volume for the period, which was driven by higher sales to CASE and paper applications, noting that sales volume to CASE applications alone increased 21% in comparison to prior year.

The $29.9 million, or 39%, increase in Adjusted EBITDA was primarily due to an increase of $22.4 million, or 29%, in sales volume as discussed above. The increase was also due to higher margins of $15.4 million, or 20%, including impacts from commercial excellence initiatives. These effects were partially offset by a decrease of $11.4 million, or 15%, due to higher fixed costs.

2020 vs. 2019

Of the 15% decrease in net sales, 15%, or nearly all of the decrease, was due to lower pricing from the pass through of lower raw material costs.

Adjusted EBITDA remained consistent year over year, with a minor decrease of $0.1 million driven by several offsetting factors. There was a decrease of $6.4 million, or 8%, from a negative net timing variance as well as a decrease of $2.0 million, or 3%, from lower volume and a decrease of $1.6 million, or 2%, due to higher fixed costs. These decreases were partially offset by an increase of $6.4 million, or 8%, mainly due to improved portfolio and product mix, as well as commercial excellence actions, and an increase of $4.2 million, or 5%, attributable to lower freight and utility costs.

Base Plastics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$1,497.9	$918.2	$1,156.3	63%	(21)%
Adjusted EBITDA	$314.2	$106.0	$98.7	196%	7%
Adjusted EBITDA margin	21%	12%	9%

2021 vs. 2020

Of the 63% increase in net sales, 53% was due to higher pricing from the pass through of raw material costs, primarily styrene. Additionally, there was a 7% increase due to higher sales volumes, mainly to building and construction applications, and a 3% increase due to favorable foreign exchange rate impacts.

The $208.2 million, or 196%, increase in Adjusted EBITDA was primarily due to higher margins, which contributed $167.3 million, or 158%, particularly in ABS and PC products attributable to commercial excellence initiatives as well as tight supply and strong demand. There was an additional increase of $26.0 million, or 25%, due to increased volumes as discussed above as well as an increase of $12.5 million, or 12%, due to foreign exchange rate impacts.

2020 vs. 2019

Of the 21% decrease in net sales, 12% was due to lower sales volume, primarily related to lower sales to automotive applications from COVID-19 impacts, and 10% was due to lower pricing from the pass through of lower raw material costs.

Adjusted EBITDA increased by $7.3 million, or 7%, compared to the prior year. This increase was due to a $32.0 million, or 32%, increase in margins as a result of favorable pricing actions and tighter market conditions in the second half of the year. An additional $10.4 million, or 11%, increase was due to lower fixed costs. These effects were partially offset by lower sales volume of $34.3 million, or 35%.

Polystyrene Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$1,118.8	$698.9	$809.4	60%	(14)%
Adjusted EBITDA	$183.1	$79.4	$54.4	131%	46%
Adjusted EBITDA margin	16%	11%	7%

2021 vs. 2020

Of the 60% increase in net sales, 65% was due to higher pricing primarily from the pass through of higher styrene costs to our customers. This increase was slightly offset by decreased sales volume of 5% caused by raw material constraints and a planned production outage as well as higher demand in the prior year for COVID-19 essential applications such as packaging.

The $103.7 million, or 131%, increase was due to higher margins resulting from commercial excellence initiatives and tight market conditions, which resulted in an increase of $119.5 million, or 150%. These effects were partially offset by a decrease of $8.1 million, or 10%, from lower sales volume as noted above as well as higher fixed costs resulting in a decrease of $5.9 million, or 7%.

2020 vs. 2019

Of the 14% decrease in net sales, 19% was due to lower pricing from the pass through of lower styrene costs to our customers. This was partially offset by an increase of 4% due to increased sales volume.

Adjusted EBITDA increased by $25.0 million, or 46%, compared to the prior year. Higher margins, primarily from pricing initiatives and tighter market conditions, resulted in a $22.4 million, or 41%, increase. Also contributing to the increase was a $6.3 million, or 12%, increase in sales volume.

Feedstocks Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$272.4	$165.5	$295.5	65%	(44)%
Adjusted EBITDA	$33.7	$3.2	$6.5	953%	(51)%
Adjusted EBITDA margin	12%	2%	2%

2021 vs. 2020

Of the 65% increase in net sales, 74% was due to higher pricing from the pass through of higher styrene prices. This effect was partially offset by a 10% decrease due to lower styrene-related sales volume.

The increase of $30.5 million in Adjusted EBITDA was primarily due to higher styrene margins in Europe, despite significantly higher utility costs from high natural gas prices, resulting in an increase of $41.3 million. This effect was partially offset by negative impacts of $7.8 million due to foreign exchange rates as well as $2.2 million due to higher fixed costs.

2020 vs. 2019

Of the 44% decrease in net sales, 25% was due to lower styrene-related sales volume and 19% was due to lower pricing from the pass through of lower styrene prices.

Adjusted EBITDA decreased by $3.3 million, or 51%, compared to the prior year. Lower margins resulted in a $4.8 million, or 74%, decrease due to unfavorable net timing and portfolio mix. An additional 52% decrease was attributable to currency impacts. These decreases were partially offset by lower fixed costs driven by the Company’s overall cost reduction initiatives, which resulted in a 61% increase.

Americas Styrenics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Adjusted EBITDA*	$92.7	$67.0	$119.0	38%	(44)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

2021 vs. 2020

The increase in Adjusted EBITDA was mainly due to increased polystyrene sales volume and higher styrene and polystyrene margins in North America, primarily attributable to COVID-19 related impacts in the prior year as well as tight supply conditions caused by weather related and other events.

2020 vs. 2019

The 44% decrease in Adjusted EBITDA was mainly due to lower styrene margins in North America, volume-related impacts from COVID-19, and the impact from the planned turnaround at its St. James, Louisiana styrene facility in the first quarter of 2020.

Outlook

Based on the strong demand in many of our end markets, as well as our commercial excellence programs and the synergies from our acquired businesses, we expect that 2022 will be another year of solid earnings and strong cash generation. As discussed above in “2021 Highlights,” there were challenges in late 2021 due to high energy prices and adverse supply chain and production conditions, however, we have navigated through these situations and have successfully continued providing unique product solutions to our customers. We will continue to move forward with our transformation strategy, including progressing on our process to divest the styrenics businesses, and achieving our sustainability goals.

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

Adjusted EBITDA is calculated as follows for the years ended December 31, 2021, 2020, and 2019. Prior period amounts herein have been recast in conjunction with adjustments made for the Company’s classification of the Synthetic Rubber business as discontinued operations.

	Year Ended
	December 31,
(in millions)	2021	2020	2019
Net income	$440.0	$7.9	$92.0
Net income (loss) from discontinued operations	160.4	(54.8)	4.9
Net income from continuing operations	279.6	62.7	87.1
Interest expense, net	79.4	43.6	39.3
Provision for income taxes	70.9	42.7	12.7
Depreciation and amortization	167.5	92.6	91.5
EBITDA(a)	$597.4	$241.6	$230.6
Net gain on disposition of businesses and assets	(0.6)	(0.4)	(0.7)
Restructuring and other charges(b)	9.0	5.6	16.8
Acquisition transaction and integration net costs (benefit)(c)	75.3	9.1	(0.9)
Acquisition purchase price hedge loss (gain)(d)	22.0	(7.3)	—
Asset impairment charges or write-offs(e)	6.8	11.0	—
Other items(f)	19.5	25.5	55.4
Adjusted EBITDA	$729.4	$285.1	$301.2
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the years ended December 31, 2021, 2020, and 2019 primarily relate to employee termination benefit charges as well as contract termination charges incurred in connection with the Company’s transformational and corporate restructuring programs. Additionally, a portion of the restructuring and other charges for the years ended December 31, 2019 relate to decommissioning and employee termination benefit charges incurred in connection with the upgrade and replacement of our compounding facility in Terneuzen, The Netherlands as well as our decision to cease manufacturing activities at our latex binders manufacturing facility in Livorno, Italy. Refer to Note 21 in the consolidated financial statements for further information regarding restructuring activities.

Note that the accelerated depreciation charges incurred as part of both the Company’s corporate restructuring program and the upgrade and replacement of the Company’s compounding facility in Terneuzen, The Netherlands are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption.

(c)	Acquisition transaction and integration net costs (benefit) for the years ended December 31, 2021 and 2020 relate to expenses incurred for the PMMA Acquisition and the Aristech Surfaces Acquisition. Acquisition transaction and integration net benefit amounts for the year ended December 31, 2019 are primarily comprised of the bargain purchase gain recorded in conjunction with the Company’s acquisition of latex binders production assets and related site infrastructure in Rheinmünster, Germany, partially offset by certain jurisdictional asset transfer taxes and advisory and professional fees incurred related to this acquisition.
(d)	The acquisition purchase price hedge loss (gain) for the years ended December 31, 2021 and 2020 relates to the change in fair value of the Company’s forward currency hedge arrangement that economically hedged the euro-denominated purchase price of the PMMA business. Refer to Note 13 in the consolidated financial statements for further information.
(e)	Asset impairment charges or write-offs for the years ended December 31, 2020 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany. Refer to Note 14 in the consolidated financial statements for further information.
(f)	Other items for the year ended December 31, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including our ERP upgrade project. Other items for the years ended December 31, 2020 and 2019 primarily relate to advisory and professional fees incurred in conjunction with our initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2021, 2020, and 2019. We have derived the summarized cash flow information from our audited financial statements. Prior period amounts herein have been recast in conjunction with adjustments made for the Company’s classification of the Synthetic Rubber business as discontinued operations, as described in Note 5 of the consolidated financial statements and in Item 1—Business.

	Year Ended
	December 31,
(in millions)	2021	2020	2019
Net cash provided by (used in):
Operating activities - continuing operations	$456.0	$216.8	$241.9
Operating activities - discontinued operations	(3.3)	38.6	80.6
Operating activities	452.7	255.4	322.5
Investing activities - continuing operations	(1,936.2)	(3.0)	(83.2)
Investing activities - discontinued operations	396.5	(21.2)	(26.1)
Investing activities	(1,539.7)	(24.2)	(109.3)
Financing activities	1,075.7	(104.3)	(206.7)
Effect of exchange rates on cash	(4.4)	4.4	(1.4)
Net change in cash, cash equivalents, and restricted cash	$(15.7)	$131.3	$5.1

Operating Activities

Net cash provided by operating activities from continuing operations during the year ended December 31, 2021 totaled $456.0 million, driven by strong earnings, and inclusive of dividends received from Americas Styrenics of $85.0 million. Partially offsetting these factors was a $23.0 million reduction in operating cash from a net working capital use during the period, primarily attributable to increases in raw material costs. Net cash used in operating activities from discontinued operations during the year ended December 31, 2021 totaled $3.3 million, and was related to the operations of our Synthetic Rubber business, which was sold during the period. As discussed in Note 5 to the consolidated financial statements, the sale of our Synthetic Rubber business excluded the transfer of net working capital (excluding inventory).

As a result, the release of this working capital, the majority of which will occur in the first quarter of 2022, is or will be included in our continuing operating cash flows.

Net cash provided by operating activities from continuing operations during the year ended December 31, 2020 totaled $216.8 million. This increase in cash was driven by a $83.6 million increase in operating cash generated from a net working capital release during the period, which was primarily attributable to the Company’s liquidity-focused actions during the height of the COVID-19 pandemic, including reduced capital spending, operating expenses, and working capital, as well as the impact of lower raw material prices and sales volumes. Net cash provided by operating activities from discontinued operations during the year ended December 31, 2020 totaled $38.6 million, and was also driven by the aforementioned liquidity-focused actions.

Net cash provided by operating activities from continuing operations during the year ended December 31, 2019 totaled $241.9 million, inclusive of $110.0 million of dividends received from Americas Styrenics. This increase in cash was driven by a $98.6 million increase in operating cash generated from a net working capital release during the period, which was primarily attributable to decreases of $66.6 million in accounts receivable and $43.1 million in inventories, due to lower raw material prices and lower sales volumes, as well as lower days sales in inventory. Net cash provided by operating activities from discontinued operations during the year ended December 31, 2019 totaled $80.6 million, and was also driven by lower raw material prices and lower sales volumes during the period.

Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2021 totaled $1,936.2 million, which was primarily attributable to net cash paid for asset or business acquisitions of $1,804.0 million (see Note 4), capital expenditures of $117.7 million, and payments for the settlement of hedging instruments of $14.7 million (related to the acquisition purchase price hedge – see Note 13). Net cash provided by investing activities from discontinued operations during the year ended December 31, 2021 totaled $396.5 million, which was primarily attributable to cash received from the sale of the Synthetic Rubber business.

Capital expenditures for 2022 are expected to be approximately $180.0 million, inclusive of spending for both growth initiatives as well as compliance and maintenance costs.

Net cash used in investing activities from continuing operations during the year ended December 31, 2020 totaled $3.0 million. This activity included capital expenditures of $66.6 million, partially offset by proceeds from the settlement of hedging instruments of $51.6 million as well as proceeds of $11.9 million from the sale of our former latex binders manufacturing facility in Livorno, Italy. Net cash used in investing activities from discontinued operations during the year ended December 31, 2020 totaled $21.2 million, which was attributable to capital expenditures of $15.7 million as well as cash paid for a cost method investment of $5.5 million.

Net cash used in investing activities from continuing operations during the year ended December 31, 2019 totaled $83.2 million, primarily resulting from capital expenditures of $84.0 million. Net cash used in investing activities from discontinued operations during the year ended December 31, 2019 totaled $26.1 million, which was entirely attributable to capital expenditures.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 totaled $1,075.7 million. This activity was primarily due to $746.3 million in proceeds from the issuance of the 2028 Term Loan B, $450.0 million in proceeds from the issuance of the 2029 Senior Notes, and $11.0 million in proceeds from exercise of option awards. This activity was partially offset by $48.1 million of ordinary share repurchases, $35.4 million of deferred financing fees paid, $14.6 million of net repayments of short-term borrowings, $21.9 million of dividend payments, and $10.7 million of net principal payments related to our 2024 Term Loan B and 2028 Term Loan B during the period.

Net cash used in financing activities during the year ended December 31, 2020 totaled $104.3 million. This activity was primarily due to $61.8 million of dividends paid, $25.0 million of payments related to the repurchase of ordinary shares, $12.6 million net repayments of short-term borrowings, and $6.9 million of net principal payments related to our 2024 Term Loan B during the period. Additionally, net cash used in financing activities included $0.6 million of withholding taxes paid related to the vesting of certain Restricted Share Units (“RSUs”) during the period, which was more than offset by $2.6 million of proceeds received from the exercise of option awards.

Net cash used in financing activities during the year ended December 31, 2019 totaled $206.7 million. This activity was primarily due to $119.7 million of ordinary shares repurchases, $65.7 million of dividends paid, $7.0 million of net principal payments related to our 2024 Term Loan B during the period, and $10.6 million net repayments of short-term borrowings. Additionally, net cash used in financing activities included $4.6 million of withholding taxes paid related to the vesting of certain RSUs during the period, partially offset by $0.9 million of proceeds received from the exercise of option awards.

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

	Year Ended
	December 31,
(in millions)	2021	2020	2019
Cash provided by operating activities	$452.7	$255.4	$322.5
Capital expenditures	(123.5)	(82.3)	(110.1)
Free Cash Flow	$329.2	$173.1	$212.4

Refer to the discussion above for significant impacts to cash provided by operating activities for the years ended December 31, 2021, 2020, and 2019.

Capital Resources, Indebtedness and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, to service our outstanding indebtedness, and to fund the return of capital to shareholders via dividend payments and ordinary share repurchases, when deemed appropriate. Our sources of liquidity include cash on hand, cash flow from continuing operations, and amounts available under the Senior Credit Facility and the Accounts Receivable Securitization Facility (discussed further below).

As of December 31, 2021 and 2020, we had $2,368.8 million and $1,187.3 million, respectively, in outstanding indebtedness and $1,064.1 million and $983.3 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of December 31, 2021 and 2020, we had $560.6 million and $172.8 million, respectively, of foreign cash and cash equivalents on our consolidated balance sheets, outside of our country of domicile, which was Ireland as of December 31, 2021 and Luxembourg as of December 31, 2020, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries. For a detailed description of the Company’s debt structure, borrowing rates, and expected future payment obligations, refer to Note 12 in the consolidated financial statements.

The following table outlines our outstanding indebtedness as of December 31, 2021 and 2020 and the associated interest expense, including amortization of deferred financing fees and issuance discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments.

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2021			December 31, 2020
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$670.4	2.1%	$20.6	$677.3	2.6%	$23.3
2028 Term Loan B	742.8	2.6%	15.2	—	—	—
2026 Revolving Facility	—	—%	2.1	—	—	3.7
2029 Senior Notes	450.0	5.1%	19.0	—	—	—
2025 Senior Notes	500.0	5.4%	20.7	500.0	5.4%	19.5
Accounts Receivable Securitization Facility	—	2.0%	1.8	—	—	1.5
Other indebtedness*	5.6	2.2%	—	10.0	2.4%	0.1
Total	$2,368.8		$79.4	$1,187.3		$48.1

*For the year ended December 31, 2021, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2026 Revolving Facility, which matures in May 2026 and has a borrowing capacity of $375.0 million. As of December 31, 2021, the Company had $368.6 million of funds available for borrowing (net of $6.4 million outstanding letters of credit) under the 2026 Revolving Facility. Further, as of December 31, 2021, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), and our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), each of which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is London Interbank Offered Rate (“LIBOR”) plus 2.00% (subject to a 0.00% LIBOR floor). The stated interest rate on our 2028 Term Loan B is LIBOR plus 2.50% (subject to a 0.00% LIBOR floor). The Company made net principal payments of $7.0 million on the 2024 Term Loan B and net principal payments of $3.7 million on the 2028 Term Loan B during the year ended December 31, 2021, with an additional $14.5 million of scheduled future payments classified within current debt on the Company’s consolidated balance sheet as of December 31, 2021 related to both the 2024 Term Loan B and 2028 Term Loan B.

Our 2025 Senior Notes issued under the indenture executed in 2017 include $500.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025. Interest on the 2025 Senior Notes is payable semi-annually on May 3 and November 3 of each year. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to Note 12 in the consolidated financial statements for further information.

Our 2029 Senior Notes, as issued under the indenture executed in 2021, include $450.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2021. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to Note 12 in the consolidated financial statements for further information.

We also continue to maintain our Accounts Receivable Securitization Facility, which has an outstanding borrowing capacity of $150.0 million. The Accounts Receivable Securitization Facility was amended during 2021, and pursuant to the amended terms, it matures in November 2024 and incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates, as well as fixed charges of 0.80% on available, but undrawn commitments. In August 2021, in conjunction with the Aristech Surfaces Acquisition, we drew $150.0 million on our

Accounts Receivable Securitization Facility, which was fully repaid as of December 31, 2021. As such, as of December 31, 2021, there were no amounts outstanding under this facility and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 12 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the year ended December 31, 2021, the Company declared total dividends of $0.80 per ordinary share, or $31.4 million, of which $13.6 million, inclusive of dividend equivalents, remains accrued as of December 31, 2021 and the majority of which was paid in January 2022. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong, and the Company generated positive cash flows during the year ended December 31, 2021. We believe that funds provided by operations, our existing cash, cash equivalent, and restricted cash balances, borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Item 1A—Risk Factors. As of December 31, 2021, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to Note 12 in the consolidated financial statements for further information on the details of the covenant requirements.

We do not have any off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

The Company’s primary contractual obligations and commercial commitments consist of the payments for principal and interest on our outstanding long-term debt, raw material purchases, funding requirements under our pension and other postretirement benefits, lease commitments, and obligations under our SAR SSAs.

The Company has both fixed and variable-rate long-term debt arrangements, which have varying principal and interest payment requirements over their contractual terms. Refer to the table and section above as well as to Note 12 in the consolidated financial statements for more information on our debt arrangements. Additionally, refer to Item 7A—

Quantitative and Qualitative Disclosures about Market Risk for discussion of our interest rate and foreign currency risks related to our debt and debt-related hedging arrangements.

The Company has certain raw material purchase contracts where we are required to purchase certain minimum volumes at the then prevailing market prices. As of December 31, 2021, the Company had $2,078.2 million of raw material purchase obligations, of which $859.1 million is due within the next twelve months. These commitments have remaining terms ranging from one to five years. Refer to Note 16 in the consolidated financial statements for more information on raw material purchase commitments. Additionally, refer to Item 1 – Business – Sources and Availability of Raw Materials for further description of the sources of our key raw materials.

The Company has various pension and other postretirement plans. The Company is required to make minimum contributions to certain of our funded pension plans and is also obligated to make benefit payments to employees for the unfunded pension plans and other postretirement plans. As of December 31, 2021, the Company’s estimated future benefit payments through 2031, reflecting expected future service, as appropriate, was $137.5 million, of which $9.7 million is due within the next twelve months. Refer to the section of our Critical Accounting Policies and Estimates entitled “Pension Plans and Postretirement Benefits” for more information on the factors impacting our pension and postretirement costs. Additionally, refer to Note 17 in the consolidated financial statements for more details on these employee benefit plans and the future payments expected to be made for them through 2031.

The Company has operating and finance leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company’s leases have remaining terms of one month through fourteen years. As of December 31, 2021, the Company’s estimated minimum commitments related to our finance and operating lease obligations was $103.1 million, of which $23.1 million is due within the next twelve months. Refer to Note 24 in the consolidated financial statements for further information on our lease portfolio and future lease obligations.

As described in Item 1— Business— Our Relationship with Dow, the Company is party to SAR SSAs with Dow, which are agreements under which Dow provides certain site services to the Company at Dow-owned locations. Based on our current year known costs and assuming that we continue with the SAR SSAs with similar annualized costs going forward, we estimate our contractual obligations under these agreements to be approximately $210.3 million annually for 2022 through 2026, and a total of $2,622.5 million thereafter through June 2039. Refer to the aforementioned section of Item 1 for more information regarding these agreements, including details regarding the rights of the Company and Dow to terminate said agreements.

Derivative Instruments

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates and interest rate risk. To manage this risk, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts and interest rate swap agreements. A summary of these derivative financial instrument programs is described below; however, refer to Note 13 of the consolidated financial statements for further information. The Company does not hold or enter into financial instruments for trading or speculative purposes.

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

Effective April 1, 2018, in conjunction with the adoption of previously issued hedging accounting guidance, the Company elected as an accounting policy to re-designate the 2017 CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the 2017 CCS that were included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within AOCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As an additional accounting policy election applied to similar hedges under this standard, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. The Company elected to amortize the initial excluded component value as a reduction of “Interest expense, net” in the consolidated statements of operations using the straight-line method over the remaining term of the 2017 CCS. Additionally, the Company recognizes the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of CCS arrangements, including the 2017 CCS, within “Interest expense, net” in the consolidated statements of operations.

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

Specifically, the calculation of the fair value of tangible assets, including property, plant and equipment, typically utilize the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration and functional and external obsolescence. The calculation of the fair value of identified intangible assets is determined using cash flow models following the income and cost approaches (or some combination thereof). Significant inputs include estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates, and terminal values, all of which require significant management judgment. Definite-lived intangible assets, which are primarily comprised of customer relationships, developed technology, tradenames, and software, are amortized over their estimated useful lives using the straight-line method and are assessed for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

During the year ended December 31, 2021, the Company completed two significant acquisitions: the PMMA Acquisition, closed on May 3, 2021, and the Aristech Surfaces Acquisition, closed on September 1, 2021. Also, the Company completed the divestiture of our Synthetic Rubber business on December 1, 2021. Refer to Notes 4 and 5 in the consolidated financial statements for further information on these transactions.

Asset Impairments

As of December 31, 2021, net property, plant and equipment, net identifiable finite-lived intangible assets, and goodwill totaled $719.0 million, $823.8 million, and $710.1 million, respectively. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

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

In connection with our strategy to focus efforts and increase investments in certain product offerings serving specific applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of our styrene monomer assets in Boehlen, Germany and our PBR assets in Schkopau, Germany. The Company’s assessments of these long-lived asset groups for impairment indicated that the carrying values of the asset groups at each location were not recoverable when compared to the expected undiscounted future cash flows from the operation and potential disposition of these assets. The fair value of the depreciable assets at each location was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. Based on the Company’s assessments, for the years ended December 31, 2021 and 2020, we recorded impairment charges on the Boehlen styrene monomer assets of $5.8 million and $11.1 million, respectively, which include charges recorded subsequent to March 2020 related to capital expenditures at the facility that we determined to be impaired. The amounts are included within “Impairment charges” in the consolidated statements of operations and are all allocated to the Feedstocks segment.

During the year ended December 31, 2020, we also recorded impairment charges of $28.0 million on the Schkopau PBR assets which are allocated to the Synthetic Rubber business. As discussed below, during the second quarter of 2021 these assets were classified as held-for-sale and their operating results were classified as discontinued operations for all periods presented, along with the rest of the Synthetic Rubber business.

Through December 31, 2021, we have continued to assess the recoverability of certain assets, and concluded there are no additional significant events or circumstances identified by management that would indicate these assets are not recoverable. However, the current environment is subject to changing market conditions and requires significant management judgment to identify the potential impact to our assessment. If we are not able to achieve certain actions or our future operating results do not meet our expectations, it is possible that impairment charges may need to be recorded on one or more of our operating facilities.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. In May 2021, the Company entered into an agreement to sell our Synthetic Rubber business, as a result of which the assets and liabilities of the Synthetic Rubber business were classified as held-for-sale in the consolidated balance sheets starting in the second quarter of 2021, and have been reflected as such for all periods presented until their disposal. The sale transaction was completed in December 2021, thus as of December 31, 2021 these assets and liabilities are no longer held-for-sale. Additionally, starting in the second quarter of 2021, the operating results of the Synthetic Rubber business, net of taxes, have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Refer to Note 5 for more information.

As noted above, our goodwill impairment testing is performed annually as of October 1 at a reporting unit level. We perform more frequent impairment tests when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. As of our annual assessment date of October 1, 2021, each of our reporting units had fair values that exceeded the carrying value of their net assets, indicating that no impairment of goodwill is warranted.

A goodwill impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a market approach and an income approach (under the discounted cash flow method). When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification 350. As of December 31, 2021, our $710.1 million in total goodwill is allocated to our reportable segments as follows: $667.3 million to Engineered Materials, $15.9 million to Latex Binders, $22.4 million to Base Plastics, and $4.5 million to Polystyrene, with no amounts allocated to the Feedstocks or Americas Styrenics segments. Of the $667.3 million of goodwill allocated to Engineered Materials, $652.6 million was recorded at fair value on the date of acquisition related to the PMMA business and Aristech Surfaces business acquired in 2021.

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

Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Ireland. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated as of December 31, 2021. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

As of December 31, 2021, we had deferred tax assets of $122.6 million, after valuation allowances of $127.7 million. In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

Swiss federal and cantonal tax reform was enacted on August 6, 2019 and October 25, 2019, respectively, and includes measures such as, the elimination of certain preferential tax regimes and implementation of new tax rates at both the federal and cantonal levels. It also includes transitional relief measures which may provide for future tax deductions. As a result of both the federal and cantonal law changes, the Company recorded a $65.0 million one-time deferred tax benefit for the year ended December 31, 2019, of which $61.6 million was related to cantonal tax law changes. The Company believes it is more likely than not that a portion of this deferred tax benefit recorded as a result of these cantonal tax law changes will not be realized during the utilization period provided by the legislation, spanning 2025 through 2029. This is based on the Company’s estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, implications of COVID-19, recent acquisitions and divestitures, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period. As a result, the Company recorded a $25.3 million valuation allowance as of December 31, 2019. As of December 31, 2021, due to foreign exchange translation, the total valuation allowance recorded was $25.8 million.

As of December 31, 2021, we had deferred tax assets for tax loss carryforward of approximately $389.4 million, $17.4 million of which is subject to expiration in the years between 2022 and 2027. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

We are subject to income taxes in Ireland, the United States and numerous foreign jurisdictions, and are subject to audit within these jurisdictions. Therefore, in the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The tax provision includes amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical in preparation of our financial statements.

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

Pension Plans and Postretirement Benefits

We have various company-sponsored retirement plans covering substantially all employees. We also provide certain health care and life insurance benefits to retired employees in the United States. The U.S.-based plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. We recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in our consolidated balance sheets and recognize changes in the funded status in the year in which the changes occur through AOCI, which is a component of shareholders’ equity.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. We set our discount rates to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.

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

We determine the expected long-term rate of return on assets by performing an analysis of historical and expected returns based on the underlying assets, which generally are insurance contracts. We also consider our historical experience with the pension fund asset performance. The expected return of each asset class is derived from a forecasted future return confirmed by current and historical experience. Future actual net periodic benefit cost will depend on the performance of the underlying assets and changes in future discount rates, among other factors.

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans (1)		Benefit Plans
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Pension and other postretirement plan obligations:
Discount rate for projected benefit obligation / accumulated postretirement benefit obligation	1.10%	0.74%	2.92%	N/A	2.90%	3.11%
Net periodic benefit costs:
Discount rate for service cost	0.78%	1.04%	3.20%	N/A	3.32%	3.61%
Discount rate for interest cost	0.57%	0.79%	2.37%	N/A	2.34%	3.08%
Expected long-term rate of return on plan assets	0.66%	0.82%	5.89%	N/A	N/A	N/A
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no assumptions used to determine pension plan obligations or net periodic benefit costs as of and for the year ended December 31, 2020.

Holding all other factors constant, a 0.25% increase (decrease) in the discount rate used to determine net periodic benefit cost would decrease (increase) 2022 pension expense for our non-U.S. plans by approximately $1.5 million and $(1.5) million, respectively. Holding all other factors constant, a 0.25% increase (decrease) in the long-term rate of return on assets used to determine net periodic benefit cost for our non-U.S. plans would decrease (increase) 2022 pension expense by approximately $0.1 million and $(0.1) million, respectively. Holding all other factors constant, a 0.25%

increase or decrease in the discount rate, or the long-term rate of return on assets, used to determine net periodic benefit cost for our U.S. plans would change our 2022 pension expense by less than $0.1 million.

Plan assets totaled $157.1 million as of December 31, 2021 and 2020. As noted above, plan assets are invested primarily in insurance contracts that provide for guaranteed returns. Investments in the pension plan insurance contracts are valued utilizing unobservable inputs, which are contractually determined based on returns, fees, and the present value of the future cash flows, or cash surrender values, of the contracts, and are classified as Level 3 investments. The Company presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

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

Interest Rate Risk

Given the Company’s debt structure, we have certain exposure to changes in interest rates. Refer to Note 12 in the consolidated financial statements for further information regarding the Company’s debt facilities.

The Company’s 2028 Term Loan B bears an interest rate of LIBOR plus 2.50% (subject to a 0.00% LIBOR floor) and is not party to an interest rate swap agreement. The Company’s 2024 Term Loan B bears an interest rate of LIBOR plus 2.00% (subject to a 0.00% LIBOR floor) as of December 31, 2021. In order to reduce the variability in interest payments associated with our variable rate debt, the Company has entered into an interest rate swap agreement on our 2024 Term Loan B that converts a portion of this variable rate borrowing into a fixed rate obligation. This interest rate swap agreement is designated as a cash flow hedge, and as such, the contract is marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to interest expense in the period during which the transaction effects earnings or it becomes probable that the forecasted transaction will not occur.

Based on weighted average outstanding borrowings under the 2028 Term Loan B and 2024 Term Loan B for the year ended December 31, 2021, an increase in 100 basis points in LIBOR would have resulted in approximately $12.1 million of additional interest expense for the period, inclusive of the impact of the interest rate swap agreements discussed above.

Loans under the 2026 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBOR loans, which bear interest at a rate per annum equal to LIBOR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement). As of December 31, 2021, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum. As of and for the year ended December 31, 2021, we had no variable rate debt issued under our 2026 Revolving Facility.

Our Accounts Receivable Securitization Facility is subject to interest charges on both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the facility. As noted in the table above, in September 2021, we extended the maturity date of the facility to November 2021 and then we further amended the facility in November 2021, which included extension of the maturity date to November 2024. As of December 31, 2021, the Accounts Receivable Securitization Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates which vary by month and by currency, as outstanding balances can be denominated in euros and U.S. dollars, as well as fixed charges of 0.80% on available, but undrawn commitments. On August 27, 2021, in conjunction with the Aristech Surfaces Acquisition, we drew $150.0 million on our Accounts Receivable Securitization Facility. This draw was fully repaid within three months and there was no outstanding balance at December 31, 2021, thus we incurred variable rate interest of less than $1.0 million related to this facility during the year ended December 31, 2021.

Foreign Currency Risks

The Company’s ongoing business operations expose us to foreign currency risks, including fluctuating foreign exchange rates. Our primary foreign currency exposure is the euro-to-U.S. dollar exchange rate, noting that approximately 57% of our net sales were generated in Europe for the year ended December 31, 2021. To a lesser degree, we are also exposed to the exchange rates between the U.S. dollar and other currencies, including, among others, the Chinese yuan, Swiss franc, New Taiwan dollar, and Mexican peso. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.

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

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of our subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rate. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. Based on unfavorable prevailing rate forecasts, the Company has not entered into forward contracts for the purposes of hedging its exposure to the euro. A 1% change in the euro will impact our annual profitability by approximately $1.0 million on a pre-tax basis.

We have legal entities consolidated in our financial statements that have functional currencies other than the U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income, primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2021 and 2020.

Commodity Price Risk

We purchase certain raw materials such as benzene, ethylene, butadiene, BPA, styrene, MMA, and acetone primarily under short- and long-term supply contracts. The pricing terms for these raw material purchases are generally determined based on commodity indices and prevailing market conditions within the relevant geography. The selling prices of our products are generally based, in part, on the current or forecasted costs of our key raw materials, but are often subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant raw material price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in passing through raw material costs, primarily for benzene, ethylene, butadiene, styrene, MMA, and acetone. Assuming no changes in sales price, volume or mix, a hypothetical 10% change in the market price of our raw materials would have impacted cost of sales by approximately $308.0 million for the year ended December 31, 2021.

We mitigate the risk of volatility in commodity prices where possible bypassing changes in raw material costs through to our customers by adjusting our prices or including provisions in our contracts that allow us to adjust prices in such a circumstance or by including pricing formulas which utilize commodity indices. Nevertheless, we may be subject to the timing differences described above for the pass through of these costs. In addition, even when raw material costs may be passed on to our customers, during periods of high raw material price volatility, customers without minimum purchase requirements with us may choose to delay purchases of our materials or, in some cases, substitute purchases of our materials with less costly products. We do not currently enter into derivative financial instruments to manage our commodity price risk relating to our raw material contracts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15e and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to provide the reasonable level of assurance described above.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

In May 2021, the Company completed the PMMA Acquisition and in September 2021, the Company completed the Aristech Surfaces Acquisition. Based on the SEC staff guidance, management has excluded these acquisitions from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2021. The PMMA Acquisition constituted 10% of the Company’s total assets as of December 31, 2021 and 9% of the Company’s net sales for the year ended December 31, 2021. The Aristech Surfaces Acquisition constituted 3% of the Company’s total assets as of December 31, 2021 and 1% of the Company’s net sales for the year ended December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Stock Ownership Information,” and “Delinquent Section 16(a) Reports” of the Company’s definitive proxy statement for the 2022 annual general meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2022 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this Item 11 will be contained in our 2022 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in our 2022 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our 2022 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our 2022 Proxy Statement and is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial statements:

2. Exhibits: The exhibits to this report are listed in the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description
2.1 §§§	Share Purchase Agreement, by and between Trinseo S.A. and Arkema S.A., dated March 19, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 22, 2021)

2.2 §§§

Amendatory Agreement dated May 3, 2021, in respect of the Share Purchase Agreement by and between Arkema S.A. and Arkema France S.A., on the one hand and Trinseo S.A. dated March 19, 2021 (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed May 7, 2021)

2.3

Common Draft Terms of Merger dated as of April 23, 2021 between Trinseo S.A., a Luxembourg public company and Trinseo PLC (formerly known as Trinseo Limited), an Irish public limited company (incorporated by reference to Annex A of our definitive proxy statement on Schedule 14A filed on April 27, 2021)

3.1 †	Memorandum and Articles of Association of Trinseo PLC

4.1

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 5, 2017)

Exhibit No.	Description
4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of March 24, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2021)

4.3 †	Description of Securities

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

10.5

2021 Revolver Amendment to Credit Agreement dated September 6, 2017, among, inter alios, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and Deutsche Bank AG New York Bank, dated as of May 3, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 5, 2021)

10.6	Warranty Agreement, by and between Trinseo S.A. and Arkema S.A., dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2021)

10.7

Asset Purchase Agreement, by and between Trinseo S.A., Trinseo Deutschland GmbH, Trinseo Europe GmbH, Trinseo Belgium B.V.B.A., Trinseo Export GmbH, and Synthos S.A., Blitz F21-410 GmbH, and Synthos Dwory 7 dated May 21, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2021)

10.8

Amendment Agreement, dated October 21, 2021, to Asset Purchase Agreement, by and between Trinseo PLC, Trinseo Deutschland GmbH, Trinseo Europe GmbH, Trinseo Belgium B.V.B.A., Trinseo Export GmbH, and Synthos PLC, Blitz F21-410 GmbH, and Synthos Dwory 7 dated May 21, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021)

Exhibit No.	Description

10.9

Purchase and Sale Agreement by and among Trinseo US Holding, Inc., Trinseo Europe GmbH, Trinseo S.A., Aristech Surfaces LLC and SK AA Holdings, LLC dated July 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2021)

10.10*

Employment Agreement between Trinseo LLC and Frank A. Bozich, dated December 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019)

10.11*

Letter agreement between Trinseo LLC and Frank A. Bozich concerning voluntary reduction of salary (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.12*	Employment Agreement between Trinseo LLC and David Stasse, dated April 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2019)

10.13*

Letter agreement between Trinseo LLC and David Stasse concerning voluntary reduction of salary (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.14*	Agreement between Trinseo, LLC and Angelo Chaclas dated January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

10.15*

Letter agreement between Trinseo LLC and Angelo N. Chaclas concerning voluntary reduction of salary (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.16*

Employment Agreement between Trinseo Europe GmbH and Alice Heezen-Dokianos dated June 3, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

10.17*	Separation Agreement with Alice Heezen dated October 25, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 27, 2021)

10.18*

Employment Agreement between Trinseo Europe GmbH and Andre Lanning, dated October 1, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021)

10.19§§	Butadiene Sales Contract (Europe), between Dow Europe GmbH and Trinseo Europe GmbH, dated June 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2020)

10.20§§

Ethylene Sales Contract (Boehlen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 30, 2020)

10.21§§

Ethylene Sales Contract (Terneuzen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 30, 2020)

10.22§§	Benzene Sales Contract, between Dow Europe GmbH and Trinseo Europe GmbH, dated May 6, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 14, 2021)

Exhibit No.	Description

10.23§

Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.24§

Amendment No. 1 to the Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 1, 2013 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.25

Amendment No. 3 to the Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of July 1, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.26§

Amended and Restated Styron License Agreement, among The Dow Chemical Company, Dow Global Technologies Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.27

Deed of Amendment, Restatement and Accession, dated September 28, 2018, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018)

10.28*	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.29*	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.30* †	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan

10.31*

Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021)

10.32*

Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.33* †	Form of Restricted Stock Unit Award Agreement

10.34* †	Form of Non-statutory Stock Option Award Agreement

10.35* †	Form of Performance Award Stock Unit Agreement

Exhibit No.	Description
10.36*

Form of Restricted Stock Unit Award Agreement to certain former Arkema employees (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021)

10.37*

Form of Stock Option Award Agreement to certain former Arkema employees (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021)

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

21.1 †	Subsidiaries of Trinseo PLC

23.1 †	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2†	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

31.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	iXBRL Instance Document

101.SCH †	iXBRL Taxonomy Extension Schema Document

101.CAL †	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	iXBRL Extension Label Linkbase Document

101.PRE †	iXBRL Taxonomy Extension Presentation Linkbase Document

104 †	Cover Page Interactive Data File (formatted iXBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement.
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

§§§ Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Trinseo PLC hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

†	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2022

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Bozich	President, Chief Executive Officer and Director	February 23, 2022
Frank Bozich	(Principal Executive Officer)

/s/ David Stasse	Executive Vice President and Chief Financial Officer	February 23, 2022
David Stasse	(Principal Financial Officer)

/s/ Bernard M. Skeete	Vice President, Global Controller and Principal Accounting Officer	February 23, 2022
Bernard M. Skeete	(Principal Accounting Officer)

/s/ Joseph Alvarado	Director	February 23, 2022
Joseph Alvarado

/s/ Victoria Brifo	Director	February 23, 2022
Victoria Brifo

/s/ Jeffrey J. Cote	Director	February 23, 2022
Jeffrey J. Cote

/s/ Pierre-Marie De Leener	Director	February 23, 2022
Pierre-Marie De Leener

/s/ Jeanmarie Desmond	Director	February 23, 2022
Jeanmarie Desmond

/s/ Matthew T. Farrell	Director	February 23, 2022
Matthew T. Farrell

/s/ K’Lynne Johnson	Director	February 23, 2022
K’Lynne Johnson

/s/ Sandra Beach Lin	Director	February 23, 2022
Sandra Beach Lin

/s/ Philip R. Martens	Director	February 23, 2022
Philip R. Martens

/s/ Donald T. Misheff	Director	February 23, 2022
Donald T. Misheff

/s/ Henri Steinmetz	Director	February 23, 2022
Henri Steinmetz

/s/ Mark Tomkins	Director	February 23, 2022
Mark Tomkins

*

The audited financial statements of Americas Styrenics LLC as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019 have been included in this Annual Report in accordance with the requirements of Rule 3-09 of Regulation S-X.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trinseo PLC and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of Americas Styrenics LLC, a 50% equity investment of Trinseo PLC, which is reflected in the consolidated financial statements of Trinseo PLC as an equity method investment of $247.8 million and $240.1 million as of December 31, 2021 and 2020, respectively, and equity in earnings of unconsolidated affiliates of $92.7 million, $67.0 million and $119.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Americas Styrenics LLC, is based solely on the report of the other auditors.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the PMMA business and Aristech Surfaces from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded the PMMA business and Aristech Surfaces from our audit of internal control over financial reporting. The PMMA business and Aristech Surfaces are wholly-owned subsidiaries whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 10% and 3% of total assets, respectively, and 9% and 1% of total net sales, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Acquisitions of the PMMA Business and Aristech Surfaces

As described in Note 4 to the consolidated financial statements, the Company completed the PMMA Acquisition on May 3, 2021 for total purchase price consideration of $1,364.9 million. The Company also completed the Aristech Surfaces Acquisition on September 1, 2021 for total purchase price consideration of $449.5 million. As a result of the PMMA Acquisition, the Company recorded certain definite-lived intangible assets, including $326.6 million of customer relationships and $133.0 million of developed technology. As a result of the Aristech Surfaces Acquisition, the Company recorded certain definite-lived intangible assets, including $140.0 million of customer relationships. The fair value of the customer relationships acquired in the PMMA Acquisition and Aristech Surfaces Acquisition were estimated using a discounted cash flow valuation method and the developed technology acquired in the PMMA Acquisition was developed using a relief from royalty valuation method. Management applied significant judgment in determining the fair value of these intangible assets. Fair values were determined based on various inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates, terminal values, replacement costs, anticipated useful lives and depreciation curves.

The principal considerations for our determination that performing procedures relating to the acquisitions of the PMMA business and Aristech Surfaces is a critical audit matter are (i) the significant judgment by management when determining the fair value of the developed technology and customer relationships intangible assets acquired (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the growth rates, discount rates and customer retention rates as it relates to customer relationships intangible assets and the royalty rates as it relates to the developed technology intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over the development of significant assumptions related to growth rates, discount rates, customer retention rates, and royalty rates. These procedures also included, among others (i) reading the purchase agreements and (ii) testing management’s process for determining the fair value of the customer relationships and developed technology intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy and relevance of the underlying data used in the valuations and evaluating the reasonableness of significant assumptions related to the growth rates, discount rates and customer retention rates as it relates to customer relationships intangible assets, and the royalty rates as it relates to the developed technology intangible asset. Evaluating the reasonableness of the growth rates and customer retention rates involved considering the past performance of the acquired businesses, as well as economic and industry data. Evaluating the discount rates involved considering the cost of capital of comparable businesses and other industry factors. Evaluating the royalty rates involved considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and the discount rates and customer retention rates assumptions as it relates to the customer relationships intangible assets, and the royalty rates assumption as it relates to the developed technology intangible asset.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 23, 2022

We have served as the Company’s auditor since 2010.

TRINSEO PLC

Consolidated Balance Sheets

(In millions, except per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$573.0	$588.7
Accounts receivable, net of allowance	740.2	529.2
Inventories	621.0	324.1
Other current assets	44.3	15.1
Current assets held-for-sale	—	60.0
Total current assets	1,978.5	1,517.1
Investments in unconsolidated affiliates	247.8	240.1
Property, plant and equipment, net	719.0	431.1
Other assets
Goodwill	710.1	62.1
Other intangible assets, net	823.8	162.6
Right-of-use assets - operating, net	85.3	77.8
Deferred income tax assets	77.6	90.2
Deferred charges and other assets	70.1	36.0
Noncurrent assets held-for-sale	—	228.2
Total other assets	1,766.9	656.9
Total assets	$4,712.2	$2,845.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$18.5	$12.2
Accounts payable	590.3	355.4
Current lease liabilities - operating	18.4	15.5
Income taxes payable	52.1	10.0
Accrued expenses and other current liabilities	235.1	139.8
Current liabilities held-for-sale	—	0.4
Total current liabilities	914.4	533.3
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,305.6	1,158.1
Noncurrent lease liabilities - operating	69.2	65.5
Deferred income tax liabilities	103.2	60.7
Other noncurrent obligations	306.7	395.0
Noncurrent liabilities held-for-sale	—	42.3
Total noncurrent liabilities	2,784.7	1,721.6
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (December 31, 2021: 38.9 shares issued and 37.9 shares outstanding; December 31, 2020: 48.8 shares issued and 38.4 shares outstanding)	0.4	0.5
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (December 31, 2021: 0.025 shares issued and outstanding; December 31, 2020: no shares issued or outstanding)	—	—
Additional paid-in-capital	468.1	579.6
Treasury shares, at cost (December 31, 2021: 1.0 shares; December 31, 2020: 10.4 shares)	(50.0)	(542.9)
Retained earnings	741.8	739.2
Accumulated other comprehensive loss	(147.2)	(186.1)
Total shareholders’ equity	1,013.1	590.3
Total liabilities and shareholders’ equity	$4,712.2	$2,845.2

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$4,827.5	$2,744.6	$3,373.9
Cost of sales	4,128.6	2,423.5	3,073.5
Gross profit	698.9	321.1	300.4
Selling, general and administrative expenses	323.4	227.5	276.9
Equity in earnings of unconsolidated affiliates	92.7	67.0	119.0
Impairment charges	6.8	11.0	—
Operating income	461.4	149.6	142.5
Interest expense, net	79.4	43.6	39.3
Acquisition purchase price hedge loss (gain)	22.0	(7.3)	—
Other expense, net	9.5	7.9	3.4
Income from continuing operations before income taxes	350.5	105.4	99.8
Provision for income taxes	70.9	42.7	12.7
Net income from continuing operations	279.6	62.7	87.1
Net income (loss) from discontinued operations, net of income taxes	160.4	(54.8)	4.9
Net income	$440.0	$7.9	$92.0
Weighted average shares- basic	38.7	38.3	40.3
Net income (loss) per share- basic:
Continuing operations	$7.22	$1.63	$2.16
Discontinued operations	4.15	(1.43)	0.12
Net income per share- basic	$11.37	$0.20	$2.28
Weighted average shares- diluted	39.6	38.6	40.7
Net income (loss) per share- diluted:
Continuing operations	$7.07	$1.62	$2.14
Discontinued operations	4.05	(1.42)	0.12
Net income per share- diluted	$11.12	$0.20	$2.26

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$440.0	$7.9	$92.0
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(5.3)	(2.3)	5.1
Net gain (loss) on cash flow hedges	5.9	(5.8)	(8.3)
Pension and other postretirement benefit plans:
Prior service credit arising during period (net of tax of $0.3, $0.0, and $0.0)	2.2	—	—
Net gain (loss) arising during period (net of tax (benefit) of $8.9, $(7.3), and $(8.9))	26.2	(18.3)	(19.0)
Amounts reclassified from accumulated other comprehensive income	9.9	2.7	2.1
Total other comprehensive income (loss), net of tax	38.9	(23.7)	(20.1)
Comprehensive income (loss)	$478.9	$(15.8)	$71.9

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2018	41.6	7.2	—	$0.5	$—	$575.4	$(418.1)	$(142.3)	$753.2	$768.7
Net income	—	—	—	—	—	—	—	—	92.0	92.0
Other comprehensive loss	—	—	—	—	—	—	—	(20.1)	—	(20.1)
Share-based compensation activity	0.2	(0.2)	—	—	—	(0.7)	9.6	—	—	8.9
Purchase of treasury shares	(2.8)	2.8	—	—	—	—	(116.4)	—	—	(116.4)
Dividends on ordinary shares ($1.60 per share)	—	—	—	—	—	—	—	—	(64.2)	(64.2)
Balance at December 31, 2019	39.0	9.8	—	$0.5	$—	$574.7	$(524.9)	$(162.4)	$781.0	$668.9
Net income	—	—	—	—	—	—	—	—	7.9	7.9
Other comprehensive loss	—	—	—	—	—	—	—	(23.7)	—	(23.7)
Share-based compensation activity	0.2	(0.2)	—	—	—	4.9	7.0	—	—	11.9
Purchase of treasury shares	(0.8)	0.8	—	—	—	—	(25.0)	—	—	(25.0)
Dividends on ordinary shares ($1.28 per share)	—	—	—	—	—	—	—	—	(49.7)	(49.7)
Balance at December 31, 2020	38.4	10.4	—	$0.5	$—	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	—	—	440.0	440.0
Other comprehensive income	—	—	—	—	—	—	—	38.9	—	38.9
Cancellation of treasury shares	—	(9.9)	—	(0.1)	—	(118.7)	524.8	—	(406.0)	—
Share-based compensation activity	0.5	(0.5)	—	—	—	7.2	18.1	—	—	25.3
Purchase of treasury shares	(1.0)	1.0	—	—	—	—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.80 per share)	—	—	—	—	—	—	—	—	(31.4)	(31.4)
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$440.0	$7.9	$92.0
Less: Net income (loss) from discontinued operations	160.4	(54.8)	4.9
Net income from continuing operations	279.6	62.7	87.1
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities - continuing operations
Depreciation and amortization	167.5	92.6	91.5
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	7.7	4.0	(0.5)
Deferred income tax	(2.1)	7.9	(37.4)
Share-based compensation expense	15.2	11.1	13.0
Earnings of unconsolidated affiliates, net of dividends	(7.7)	(52.0)	(9.0)
Unrealized net (gain) loss on foreign exchange forward contracts	(8.4)	2.9	3.0
Acquisition purchase price hedge (gain) loss	22.0	(7.3)	—
Pension curtailment and settlement (gain) loss	(1.2)	0.7	0.8
Gain on sale of businesses and other assets	(0.4)	(0.4)	(0.7)
Asset impairment charges or write-offs	6.8	11.0	0.2
Gain on bargain purchase	—	—	(4.7)
Changes in assets and liabilities
Accounts receivable	(214.6)	57.4	66.6
Inventories	(214.1)	47.7	43.1
Accounts payable and other current liabilities	313.1	(3.1)	(2.8)
Income taxes payable	42.4	6.0	(10.9)
Other assets, net	(22.1)	(0.1)	6.8
Other liabilities, net	72.3	(24.3)	(4.2)
Cash provided by operating activities - continuing operations	456.0	216.8	241.9
Cash provided by (used in) operating activities - discontinued operations	(3.3)	38.6	80.6
Cash provided by operating activities	452.7	255.4	322.5
Cash flows from investing activities
Capital expenditures	(117.7)	(66.6)	(84.0)
Cash received (paid) for asset or business acquisitions, net of cash acquired ($12.1, $0.0, and $0.0)	(1,804.0)	0.1	0.1
Proceeds from the sale of businesses and other assets	0.2	11.9	0.7
Proceeds from (payments for) the settlement of hedging instruments	(14.7)	51.6	—
Cash used in investing activities - continuing operations	(1,936.2)	(3.0)	(83.2)
Cash provided by (used in) investing activities - discontinued operations	396.5	(21.2)	(26.1)
Cash used in investing activities	(1,539.7)	(24.2)	(109.3)
Cash flows from financing activities
Deferred financing fees	(35.4)	—	—
Short-term borrowings, net	(14.6)	(12.6)	(10.6)
Purchase of treasury shares	(48.1)	(25.0)	(119.7)
Dividends paid	(21.9)	(61.8)	(65.7)
Proceeds from exercise of option awards	11.0	2.6	0.9
Withholding taxes paid on restricted share units	(0.9)	(0.6)	(4.6)
Repayments of 2024 Term Loan B and 2028 Term Loan B	(10.7)	(6.9)	(7.0)
Net proceeds from issuance of 2028 Term Loan B	746.3	—	—
Net proceeds from issuance of 2029 Senior Notes	450.0	—	—
Proceeds from draw on 2022 Revolving Facility	—	100.0	—
Repayments of 2022 Revolving Facility	—	(100.0)	—
Proceeds from draw on Accounts Receivable Securitization Facility	150.0	—	—
Repayments of Accounts Receivable Securitization Facility	(150.0)	—	—
Cash provided by (used in) financing activities	1,075.7	(104.3)	(206.7)
Effect of exchange rates on cash	(4.4)	4.4	(1.4)
Net change in cash, cash equivalents, and restricted cash	(15.7)	131.3	5.1
Cash, cash equivalents, and restricted cash—beginning of period	588.7	457.4	452.3
Cash, cash equivalents, and restricted cash—end of period	$573.0	$588.7	$457.4
Less: Restricted cash	—	—	(1.2)
Cash and cash equivalents—end of period	$573.0	$588.7	$456.2
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$37.2	$10.3	$66.3
Cash paid for interest, net of amounts capitalized	$62.4	$39.5	$39.7
Accrual for property, plant and equipment	$14.3	$6.6	$11.9

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Notes to Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

NOTE 1—ORGANIZATION AND BUSINESS ACTIVITIES

Organization

Trinseo PLC (“Trinseo,” and together with its subsidiaries, the “Company”) is a public limited company existing under the laws of Ireland. On October 8, 2021, the Company’s former publicly-traded parent entity, Trinseo S.A., was merged with and into Trinseo PLC, with Trinseo PLC as the surviving entity (the “Redomiciliation”). The Redomiciliation was completed pursuant to the Common Draft Terms of Merger dated as of April 23, 2021 and was approved by shareholders at Trinseo S.A.’s 2021 annual general meeting held on June 10, 2021. As a result of the Redomiciliation, all of Trinseo S.A.’s outstanding ordinary shares, excluding treasury shares, were exchanged on a one-for-one basis for newly issued ordinary shares, par value $0.01 per share, of Trinseo PLC.

Prior to the formation of Trinseo S.A., the Company’s business was wholly owned by the Dow Chemical Company (together with its affiliates, “Dow”). In 2010, the Styron business was sold by Dow to investment funds advised or managed by affiliates of Bain Capital Partners, LP (the “Dow Separation”). In 2016, Bain Capital fully divested its ownership in the Company.

Business Activities

The Company is a leading global materials company and manufacturer of plastics and latex binders, with a focus on delivering innovative, sustainable, and value-creating products that are intrinsic to daily life. The Company has leading market positions in many of the markets in which it competes. The Company’s products are incorporated into a wide range of its customers’ products throughout the world, including products for automotive applications, consumer electronics, appliances, medical devices, packaging, footwear, carpet, paper and board, and building and construction applications, among others.

The Company’s operations are located in Europe, North America, and Asia Pacific, supplemented by Americas Styrenics, a styrenics joint venture with Chevron Phillips Chemical Company LP. Refer to Note 6 for further information regarding the Company’s investment in Americas Styrenics.

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2021, the Company’s production facilities included 40 manufacturing plants (which included a total of 81 production units) at 33 sites across 15 countries, including its joint venture. Additionally, as of December 31, 2021, the Company operated 11 research and development (“R&D”) facilities globally, including mini plants, development centers, and pilot coaters.

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under six segments, Engineered Materials, Latex Binders, Base Plastics, Polystyrene, Feedstocks, and Americas Styrenics, as described in Note 20. Beginning in the second quarter of 2021, the Company reported the results of its Synthetic Rubber business as discontinued operations in the consolidated statements of operations for all periods presented, and therefore it is no longer presented as a separate reportable segment. The sale of the Synthetic Rubber business was completed on December 1, 2021. Refer to Note 5 for further information.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 12 for further discussion of the Company’s Accounts Receivable Securitization Facility, which qualifies as a VIE and is consolidated within the Company’s financial statements.

All intercompany balances and transactions are eliminated. Joint ventures over which the Company has the ability to exercise significant influence that are not consolidated are accounted for by the equity method.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications pertain primarily to the Company’s entry into an agreement during the second quarter of 2021 to sell its Synthetic Rubber business, as a result of which the Company reclassified its Synthetic Rubber assets and liabilities as held-for-sale and reclassified the operating results of its Synthetic Rubber business, net of taxes, as discontinued operations for all periods presented. Throughout this Annual Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. Refer to Note 5 for further information. Additionally, the results herein reflect the impacts of the equity transactions completed in connection with the Redomiciliation on October 8, 2021, described in Note 1 above, including the exchange of Trinseo S.A.’s outstanding ordinary shares on a one-for-one basis for newly issued ordinary shares of Trinseo PLC and the cancellation of Trinseo S.A.’s treasury shares.

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

The estimated fair values of the Company’s 2028 Term Loan B, 2024 Term Loan B, 2029 Senior Notes, and 2025 Senior Notes and, when outstanding, borrowings under its 2026 Revolving Facility and Accounts Receivable Securitization Facility (all of which are defined in Note 12) are determined using Level 2 inputs within the fair value hierarchy. The carrying amounts of borrowings under the 2026 Revolving Facility and Accounts Receivable Securitization Facility approximate fair value as these borrowings bear interest based on prevailing variable market rates.

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

As of December 31, 2021 and 2020, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment and certain foreign exchange forward contracts and interest rate swap agreements that were designated as cash flow hedges. As of December 31, 2021 and 2020, the Company also had certain fixed-for-fixed cross currency swaps (“CCS”) outstanding, which swap U.S. dollar principal and interest payments on the Company’s 2025 Senior Notes for euro-denominated payments. The Company’s CCS have been designated as a hedge of its net investment in certain European subsidiaries.

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

Refer to Notes 13 and 14 for further information on the Company’s derivative instruments and their fair value measurements.

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

For the years ended December 31, 2021, 2020, and 2019, the Company recognized net foreign exchange transaction gains (losses) of $(61.9) million, $24.4 million, and $(6.4) million, respectively. These amounts exclude the impacts of foreign exchange forward contracts discussed above.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2021, there was $4.4 million of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021. Refer to Note 16 for further information on the environmental liabilities related to the PMMA Acquisition and the Aristech Surfaces Acquisition during 2021. The Company had no accrued obligations for environmental remediation or restoration costs as of December 31, 2020.

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

Inventories

Inventories are stated at the lower of cost or net realizable value (“NRV”), with cost being determined on the first-in, first-out (“FIFO”) method. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal, and transportation. The Company periodically reviews its inventory for excess or obsolete inventory and will write-down the excess or obsolete inventory value to its NRV, if applicable.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and impairment, if applicable, and are depreciated over their estimated useful lives using the straight-line method.

Expenditures for maintenance and repairs are recorded in the consolidated statements of operations as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activities, or turnaround activities, that increase the output of manufacturing facilities or improve production efficiency as compared to pre-turnaround operations. As of December 31, 2021 and 2020, $28.0 million and $29.1 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions. Refer to Note 14 for further information on the Company’s impairment charges recorded for the years ended December 31, 2021 and 2020.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. As discussed above in Note 2 – Basis of Presentation and Principles of Consolidation, in connection with the Company’s entry into an agreement during the second quarter of 2021 to sell its Synthetic Rubber business, the assets and liabilities of the Synthetic Rubber business were classified as held-for-sale in the consolidated balance sheets starting in the second quarter of 2021, and have been reflected as such for all applicable periods presented. The sale transaction was completed in December 2021. Additionally, starting in the second quarter of 2021, the operating results of the Synthetic Rubber business, net of taxes, have been classified as discontinued operations within the Company’s consolidated financial statements and related notes thereto. Refer to Note 5 for more information.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The Company utilizes a market approach and an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units. When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification (“ASC”) 350. The annual impairment assessment is completed using a measurement date of October 1. No goodwill impairment losses were recorded in the years ended December 31, 2021, 2020, and 2019.

Finite-lived intangible assets, such as developed technology, customer relationships, tradenames, and computer software for internal use are amortized on a straight-line basis over their estimated useful life and are reviewed for impairment or obsolescence if events or changes in circumstances indicate that their carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows. No intangible asset impairment losses were recorded in the years ended December 31, 2021, 2020, and 2019.

Acquired developed technology, customer relationships, and tradenames are recorded at fair value upon acquisition and are amortized using the straight-line method over the estimated useful life. The Company determines amortization periods for these assets based on its assessment of various factors impacting estimated useful lives and timing and extent of estimated cash flows of the acquired assets. This includes estimates of expected period of future economic benefit, customer retention rates, and competitive advantage related to existing processes and procedures at the date of acquisition. Significant changes to any of these factors may result in a reduction in the useful life of these assets.

Leases

The Company accounts for its lease arrangements in accordance with ASC 842, which it adopted effective January 1, 2019 using the modified retrospective approach. The Company has leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company determines if an arrangement includes a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease term represents the non-cancelable period of the lease, including any lessee options to renew, extend, or terminate which are considered to be reasonably certain of exercise. As the interest rate implicit in the Company’s lease contract is typically not readily available, the Company uses its incremental borrowing rate based on relevant information available at the lease commencement date to determine the weighted average discount rate used to calculate the net present value of lease payments. The Company recognizes lease expense for fixed lease payments on operating leases on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. For leases across all asset classes in which the Company is a lessee, the Company does not separate non-lease components from lease components. Refer to Note 24 for further information on the Company’s leases.

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

Restricted Cash and Cash Equivalents

Restrictions on the Company’s cash and cash equivalents are primarily related to customs requirements, and are included within “Other current assets” in the consolidated balance sheets. As of December 31, 2021 and 2020, the Company had no amounts recorded as restricted cash and cash equivalents.

Sales

For all material contracts with customers, sales are recognized and control is transferred at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 55 days as of December 31, 2021), also varying by segment and region.

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

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the year ended December 31, 2021, the impact of recognizing changes in selling prices related to prior periods was immaterial.

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

Total R&D costs included in SG&A expenses were $63.9 million, $42.6 million, and $38.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were $1.1 million, $1.3 million, and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Restructuring charges included within SG&A expenses were $8.6 million, $7.4 million, and $17.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Refer to Note 21 for further information.

Pension and Postretirement Benefits Plans

The Company has various defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company also provides certain health care and life insurance benefits to retired employees in the United States. The U.S.-based plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The Company is, or has been, subject to income taxes in Ireland, Luxembourg, the United States and numerous other foreign jurisdictions, and is subject to audit within these jurisdictions. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the

Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. For each tax jurisdiction in which the Company operates, deferred tax assets and liabilities are offset against one another and are presented as a single noncurrent amount within the consolidated balance sheets.

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

Share-based Compensation

Refer to Note 18 for detailed discussion regarding the Company’s share-based compensation award programs. In connection with the Company’s initial public offering (“IPO”), the Company’s board of directors approved the 2014 Omnibus Plan. Since that time, certain equity grants have been awarded, comprised of restricted share units (“RSUs”), options to purchase shares (“option awards”), and performance share units (“PSUs”). Share-based compensation expense recognized in the consolidated financial statements is based on awards that are expected to vest as of their date of grant. The Company’s policy election is to recognize forfeitures as incurred.

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

Treasury Shares

The Company may, from time to time, repurchase its ordinary shares at prevailing market rates. Share repurchases are recorded at cost in “Treasury shares” within shareholders’ equity in the consolidated balance sheets. It is the Company’s policy that, to the extent authorized by shareholders, as RSUs, PSUs, and option awards vest or are exercised, ordinary shares will be issued from the existing pool of treasury shares on a first-in-first-out basis. Refer to Note 18 for details of vesting for RSUs and PSUs as well as the exercises of option awards.

Deferred Ordinary Shares

The Company has 0.025 million deferred ordinary shares of €1.00 each at par, which are issued and outstanding as of December 31, 2021. The deferred ordinary shares are held by nominees in order to meet the Irish statutory minimum capital requirements of an Irish public limited company. The deferred ordinary shares carry no voting rights, are not entitled to receive any dividend or distribution, and do not dilute the economic ownership of Trinseo PLC shareholders.

Recent Accounting Guidance

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes. The amended guidance includes removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The Company adopted the guidance effective January 1, 2021, noting that adoption did not have a material impact on its consolidated financial statements.

NOTE 3—NET SALES

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where the sales originated), by segment for the years ended December 31, 2021, 2020, and 2019. Prior period amounts in this table have been recast in conjunction with updates for the classification of the Company’s former Synthetic Rubber segment as discontinued operations. Refer to Note 5 for further information.

	Engineered	Latex	Base
Year Ended	Materials	Binders	Plastics	Polystyrene	Feedstocks	Total
December 31, 2021
United States	$302.1	$314.1	$298.2	$—	$14.3	$928.7
Europe	294.9	573.6	942.8	688.7	255.8	2,755.8
Asia-Pacific	151.2	286.6	178.6	430.1	2.3	1,048.8
Rest of World	6.8	9.1	78.3	—	—	94.2
Total	$755.0	$1,183.4	$1,497.9	$1,118.8	$272.4	$4,827.5
December 31, 2020
United States	$35.8	$219.2	$203.3	$—	$8.3	$466.6
Europe	55.4	340.9	513.7	408.0	135.0	1,453.0
Asia-Pacific	103.3	200.1	136.9	290.9	22.2	753.4
Rest of World	0.4	6.9	64.3	—	—	71.6
Total	$194.9	$767.1	$918.2	$698.9	$165.5	$2,744.6
December 31, 2019
United States	$38.2	$263.7	$267.7	$—	$10.7	$580.3
Europe	60.3	388.5	675.6	448.8	188.3	1,761.5
Asia-Pacific	111.3	239.3	126.9	360.6	96.5	934.6
Rest of World	0.1	11.3	86.1	—	—	97.5
Total	$209.9	$902.8	$1,156.3	$809.4	$295.5	$3,373.9

NOTE 4—ACQUISITIONS

Acquisition of Aristech Surfaces

On September 1, 2021, the Company completed its acquisition of Aristech Surfaces LLC (“Aristech Surfaces”) from SK AA Holdings LLC (“SK AA Holdings”), the sole member of Aristech Surfaces, through purchase of 100% membership interest and intellectual property (the “Aristech Surfaces Acquisition”). Aristech Surfaces is a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, which the Company believes will pair well with its existing Engineered Materials business, inclusive of the PMMA Acquisition completed earlier in 2021, discussed further below. Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter-tops, signage, bath products and recreational vehicles.

The purchase price consideration for the Aristech Surfaces Acquisition amounted to $449.5 million, and was funded using the Company’s available cash and existing credit facilities. Refer to Note 12 for further information on the existing credit facilities used to fund the Aristech Surfaces Acquisition.

The Company accounted for the Aristech Surfaces Acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the acquisition, however, preliminary measurements of fair value, including, but not limited to, intangible assets, property, plant and equipment, contingent liabilities, and such changes could be material. The Company expects to finalize the valuation and accounting for the Aristech Surfaces Acquisition as soon as practicable, but no later than one year after the acquisition date. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income and cost approaches (or a combination thereof). Specifically, the fair value of the customer relationships was estimated using a discounted cash flow valuation method, and the fair value of developed technology was developed using a relief from royalty valuation method. Fair values were determined based on various inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates, terminal values, replacement costs, anticipated useful lives and depreciation curves. The various inputs used in the valuation require significant management judgment.

The table below summarizes the purchase price allocation for the assets acquired and liabilities assumed, based on their relative fair values. During the year ended December 31, 2021, the Company recorded certain measurement period adjustments to reflect facts and circumstances in existence as of the September 1, 2021 acquisition date. These adjustments primarily included a $7.6 million increase to property, plant and equipment, a $5.0 million decrease to other intangible assets, and a resulting $3.2 million decrease to goodwill.

September 1,
2021
Cash and cash equivalents	$1.7
Accounts receivable	26.9
Inventories (1)	30.3
Other current assets	1.6
Property, plant and equipment	82.9
Other intangible assets (2)
Customer relationships	140.0
Developed technology	52.5
Trade names	10.0
Other amortizable intangible assets	0.3
Right-of-use assets - operating	2.0
Deferred income tax assets	1.5
Total fair value of assets acquired	349.7

Accounts payable	(13.8)
Current lease liabilities - operating	(0.4)
Accrued expenses and other current liabilities	(3.1)
Noncurrent lease liabilities - operating	(1.6)
Other noncurrent obligations	(1.4)
Total fair value of liabilities assumed	(20.3)
Net identifiable assets acquired	329.4
Purchase price consideration	449.5
Goodwill (3)	$120.1
(1)	Fair value of work-in-process and finished goods inventory acquired included a step-up in the value of approximately $6.9 million, which was fully amortized during the year ended December 31, 2021 within "Cost of sales" on the consolidated statements of operations as the related inventory was sold to customers.

(2)	The expected weighted average useful life of the acquired intangible assets are 13 years for customer relationships, 11 years for developed technology, and 10 years for trade names and 1 year for other amortizable intangible assets.
(3)	Goodwill largely consists of strategic and synergistic opportunities resulting from combining Aristech Surfaces with the Company’s existing businesses and is allocated entirely to the Engineered Materials segment. All of the goodwill related to this acquisition will be deductible for income tax purposes.

Net sales and net loss of Aristech Surfaces between the September 1, 2021 acquisition date and December 31, 2021 were $55.2 million and $12.7 million, respectively, and are recognized within the Company's consolidated statements of operations for the year ended December 31, 2021.

Transaction-related costs

Pursuant to GAAP, costs incurred to complete the Aristech Surfaces Acquisition as well as costs incurred to integrate into our operations are expensed as incurred. The Company incurred $7.0 million of transaction-related costs for the year ended December 31, 2021. The amounts were recorded within “Selling, general and administrative expenses” in the Company’s consolidated statements of operations, and are reflected in the year ended December 31, 2020 in the supplemental pro forma information below.

Acquisition of the PMMA Business

On May 3, 2021, the Company completed its acquisition of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) business (together, the “PMMA business”) from Arkema S.A., (“Arkema”) through the purchase of 100% of the shares of certain subsidiaries of Arkema (the “PMMA Acquisition”). The PMMA Acquisition was completed pursuant to the Share Purchase Agreement, dated March 19, 2021 (the “SPA”), by and between the Company and Arkema. PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics.

The following table illustrates each component of the purchase price consideration related to the PMMA Acquisition:

Initial cash purchase price paid (1)	$1,369.0
Post-closing purchase price adjustments (2)	(4.1)
Total purchase price consideration	$1,364.9
(1)	Represents initial cash purchase price paid on May 3, 2021.
(2)	Post-closing purchase price adjustments relate primarily to consideration for final working capital adjustments and certain assets at the Porto Marghera, Italy manufacturing site which were legally transferred to Trinseo subsequent to the closing date due to local transfer restrictions. These post-closing purchase price adjustments were paid in the fourth quarter of 2021.

The PMMA Acquisition was funded using the net proceeds from the Company’s new financing arrangements, including $450.0 million from its 2029 Senior Notes issued on March 24, 2021 and $750.0 million of incremental borrowings under the 2028 Term Loan B entered into in conjunction with closing of the transaction, as well as available cash. Refer to Note 12 for further information on the financing arrangements used to fund the PMMA Acquisition.

The Company accounted for the PMMA Acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of that date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the PMMA Acquisition; however, preliminary measurements of fair value, including, but not limited to, intangible assets, property, plant and equipment, contingent liabilities, including environmental remediation obligations, and deferred tax assets and liabilities are subject to change during the measurement period, and such changes could be material. The Company expects to finalize the valuation and accounting for the PMMA Acquisition as soon as practicable, but no later than one year after the acquisition date. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, the Company will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

The Company allocated the purchase price of the PMMA Acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income and cost approaches (or a combination thereof). Specifically, the fair value of the customer relationships was estimated using a discounted cash flow valuation method, and the fair value of developed technology was developed using a relief from royalty valuation method. Fair values were determined based on various inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates, terminal values, replacement costs, anticipated useful lives and depreciation curves. The fair value of pension liabilities assumed was determined in accordance with ASC 715 using key inputs including, but not limited to, discount rates, expected rates of return on plan assets, and future compensation growth rates. The various inputs used in the asset and pension valuations require significant management judgment.

The table below summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed, based on their relative fair values. During the year ended December 31, 2021, the Company recorded certain measurement period adjustments to reflect facts and circumstances in existence as of the May 3, 2021 acquisition date. These adjustments included a $19.4 million increase to property, plant and equipment, a $6.7 million increase to deferred income tax liabilities, a $5.8 million decrease to purchase price consideration, and a resulting $19.8 million decrease to goodwill.

May 3,
2021
Cash and cash equivalents	$10.4
Accounts receivable	19.1
Inventories (1)	78.9
Other current assets	8.7
Property, plant and equipment	255.4
Other intangible assets (2)
Customer relationships	326.6
Developed technology	133.0
Trade names	46.0
Other amortizable intangible assets	0.4
Right-of-use assets - operating	4.1
Deferred charges and other assets	27.9
Total fair value of assets acquired	910.5

Accounts payable	(14.5)
Current lease liabilities - operating	(1.7)
Income taxes payable	(0.3)
Accrued expenses and other current liabilities	(10.3)
Noncurrent lease liabilities - operating	(2.5)
Deferred income tax liabilities	(41.0)
Other noncurrent obligations (3)	(23.2)
Total fair value of liabilities assumed	(93.5)
Net identifiable assets acquired	817.0
Purchase price consideration	1,364.9
Goodwill (4)	$547.9
(1)	Fair value of finished goods inventory acquired included a step-up in the value of approximately $10.1 million, which was fully amortized during the year ended December 31, 2021 within "Cost of sales" on the consolidated statements of operations as the related inventory was sold to customers.

(2)	The expected weighted average useful life of the acquired intangible assets are 13 years for customer relationships, 10 years for developed technology, 16 years for trade names, and 1-5 years for other amortizable intangible assets.
(3)	Includes $18.3 million of net pension and other employee benefits assumed as part of the PMMA Acquisition.
(4)	Goodwill largely consists of strategic and synergistic opportunities resulting from combining the PMMA business with the Company’s existing businesses and is allocated entirely to the Engineered Materials segment. Approximately $301.0 million of goodwill related to this acquisition will be deductible for income tax purposes based on the preliminary purchase price.

The results of the PMMA business are recognized within the Company's consolidated statements of operations since the closing of the acquisition on May 3, 2021. The PMMA business contributed net sales and net loss of $413.2 million and $10.7 million, respectively, to the Company’s results for the year ended December 31, 2021.

Transaction-related costs

Pursuant to GAAP, costs incurred to complete the PMMA Acquisition as well as costs incurred to integrate into our operations are expensed as incurred. The Company incurred $20.0 million and $4.7 million of transaction-related costs for the years ended December 31, 2021 and 2020, respectively. The amounts were recorded within “Selling, general and administrative expenses” in the Company’s consolidated statements of operations, and are reflected in the year ended December 31, 2020 in the supplemental pro forma information below.

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

Additionally, the Company paid Arkema $10.6 million for certain information technology separation costs in order to support the transition services agreements entered into at the time of close. These payments have not been included as a component of consideration transferred, and instead have been capitalized as prepaid assets within “Other current assets” on the consolidated balance sheets. The cost will be recognized as expense over the period in which the services are expected to be rendered under the transition services agreements.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated results of operations of the Company with the PMMA business and Aristech Surfaces for the years ended December 31, 2021 and 2020, respectively, as if these acquisitions had occurred on January l, 2020. The proforma results were calculated by combining the results of Trinseo with the PMMA business and Aristech Surfaces but do not include adjustments related to cost savings or other synergies that are anticipated as a result of these acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2020, nor are they indicative of future results of operations.

	Year Ended
	December 31,
	2021	2020
Net sales	$5,162.3	$3,443.7
Net income (loss)	$498.5	$(61.4)
Income (loss) from continuing operations	$338.1	$(6.6)

Acquisition of Latex Binders Assets in Germany

On October 1, 2019, the Company completed the acquisition from Dow of its latex binder production facilities and related infrastructure in Rheinmünster, Germany. The transaction did not require any upfront cash outlay from the Company, instead Trinseo assumed net liabilities of $2.0 million as well as employees transferred in connection with the acquisition in exchange for which, Trinseo received net cash of $6.7 million during the year ended December 31, 2019, and an additional $0.2 million during the year ended December 31, 2020. The acquisition was accounted for as a business combination and the Company allocated the purchase price, represented by the value of the pension liabilities assumed net of cash and net assets received, among identifiable assets acquired and liabilities assumed based on their estimated fair values. There was an excess in the aggregate fair value of the identifiable net assets acquired over the purchase price, which was recorded as a bargain purchase gain of $4.7 million included within “Other expense, net” in the consolidated statements of operations for the year ended December 31, 2019. During the year ended December 31, 2020, there were no changes to the purchase price allocation for the acquisition and in the fourth quarter of 2020, the Company finalized the purchase price allocation for the acquisition. Refer to the Company’s Form 10-K filed on February 28, 2020 for more information on the transaction.

Subsequent Event - Acquisition of Heathland B.V

On December 3, 2021, the Company entered into a definitive agreement to acquire Heathland B.V. (“Heathland”), a leading collector and recycler of post-consumer and post-industrial plastic wastes in Europe. The agreement includes a preliminary cash purchase price of €20.0 million, subject to customary working capital and other closing adjustments, and up to €10.0 million contingent payments to be paid based on criteria as defined in the agreement. In accordance with the agreement, the Company paid €1.0 million ($1.1 million) of the cash purchase price upon signing. This amount is reflected in “Other current assets” on the consolidated balance sheet as of December 31, 2021. The transaction closed on January 3, 2022.

NOTE 5—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Synthetic Rubber business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected reductions of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by Trinseo. The sale resulted in the recognition of an after-tax gain of $117.8 million. At closing, the Company and Synthos executed a long-term supply agreement, in which Trinseo will supply Synthos certain raw materials used in the Synthetic Rubber business subsequent to the sale. For the year ended December 31, 2021, the Company recorded $5.5 million in net sales and $4.1 million in cost of sales related to the supply agreement, which is recorded in continuing operations.

As a result of the above agreements, the assets and liabilities of the Company’s Synthetic Rubber business were classified as held-for-sale starting in the second quarter of 2021 in the consolidated balance sheets and the associated operating results of the Synthetic Rubber business, net of income tax, have been classified as discontinued operations in the consolidated statements of operations and statements of cash flows for all periods presented, in accordance with the guidance in ASC 205-20, Discontinued Operations. The retained assets and liabilities comprising net working capital (excluding inventory) have been classified as held-and-used and are reflected in the Company's consolidated balance sheets and consolidated statements of cash flows as such, for all periods presented.

The following table summarizes the assets and liabilities classified as held-for-sale at December 31, 2020:

December 31,
2020(1)
Assets
Current assets
Inventories	$60.0
Total current assets	60.0
Property, plant and equipment, net	170.3
Other assets
Goodwill	12.1
Other intangible assets, net	20.2
Deferred charges and other assets	25.6
Total other assets	57.9
Total assets held-for-sale	$288.2
Liabilities
Current liabilities
Current liabilities	0.4
Total current liabilities	0.4
Noncurrent liabilities
Other noncurrent obligations	42.3
Total noncurrent liabilities	42.3
Total liabilities held-for-sale	$42.7
(1)	Amounts as of December 31, 2020 reflect the amendment to the sale agreement executed on October 21, 2021, whereby net working capital (excluding inventory) was removed from the net assets being transferred with the sale, in exchange for which the working capital target of $47.0 million was removed from the purchase price.

The following table summarizes the results of the Synthetic Rubber business for the years ended December 31, 2021 and 2020, which are reflected as discontinued operations in the Company’s consolidated statements of operations:

	Year Ended
	December 31,
	2021	2020	2019
Net sales	$478.9	$319.7	$441.3
Cost of sales	408.0	326.3	415.8
Gross profit (loss)	70.9	(6.6)	25.5
Selling, general and administrative expenses	21.0	23.6	20.0
Impairment charges	—	28.1	—
Operating income (loss)	49.9	(58.3)	5.5
Gain on sale of businesses and other assets	(133.6)	—	—
Other expense, net	2.5	1.5	0.6
Income (loss) from discontinued operations before income taxes	181.0	(59.8)	4.9
Provision for (benefit from) income taxes	20.6	(5.0)	—
Net income (loss) from discontinued operations	$160.4	$(54.8)	$4.9

Amounts for operating net sales and costs of sales which had previously been eliminated in consolidation related to intercompany sales of styrene monomer to the Synthetic Rubber business are now reflected on a gross basis as a component of net sales and costs of sales from continuing operations for all periods presented. The Company has recast these amounts because upon completion of the sale of the Synthetic Rubber business, the Company will continue to have these ongoing transactions with Synthos, under a supply agreement executed in conjunction with the divestiture. Refer to Note 3 for recast segment net sales reflecting this adjustment.

Additionally, the Company previously allocated certain corporate management overhead costs to the former Synthetic Rubber segment which may no longer be allocated to discontinued operations under the relevant authoritative accounting guidance. Accordingly, the Company has recast its segment reporting results to reflect the reattribution of these expenses in all periods presented. Refer to Note 20 for recast segment results reflecting this adjustment.

NOTE 6—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the year ended December 31, 2021, the Company had one joint venture: Americas Styrenics, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP. Investments held in unconsolidated affiliates in which the Company has the ability to exercise significant influence (generally, 20% to 50%-owned companies) are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment.

Equity in earnings from unconsolidated affiliates was $92.7 million, $67.0 million, and $119.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company’s unconsolidated affiliates are privately held companies; therefore, quoted market prices for their equity interests are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below.

	December 31,
	2021	2020
Current assets	$447.7	$339.5
Noncurrent assets	254.2	266.1
Total assets	$701.9	$605.6
Current liabilities	$193.6	$123.9
Noncurrent liabilities	31.4	33.9
Total liabilities	$225.0	$157.8

	Year Ended
	December 31,
	2021	2020	2019
Sales	$1,822.3	$1,115.6	$1,486.1
Gross profit	$253.8	$130.4	$243.2
Net income	$199.0	$80.5	$192.5

There were no sales to unconsolidated affiliates for the years ended December 31, 2021, 2020, and 2019. Purchases from unconsolidated affiliates were $73.9 million, $51.2 million, and $81.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021 and 2020, respectively, there were no amounts due from unconsolidated affiliates included in “Accounts receivable, net of allowance” and $6.1 million and $5.8 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

As of December 31, 2021 and 2020, respectively, the Company’s investment in Americas Styrenics was $247.8 million and $240.1 million, which was $9.4 million and $16.3 million greater than the Company’s 50% share of Americas Styrenics’ underlying net assets. These amounts represent the difference between the book value of assets contributed to the joint venture at the time of formation (May 1, 2008) and the Company’s 50% share of the total recorded value of the joint venture’s assets and certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of the contributed assets of approximately 2.5 years as of December 31, 2021. The Company received dividends from Americas Styrenics of $85.0 million, $15.0 million, and $110.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 7—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2021	2020
Trade receivables	$659.1	$444.6
Non-income tax receivables	53.9	48.0
Other receivables	31.3	42.4
Less: allowance for doubtful accounts	(4.1)	(5.8)
Total	$740.2	$529.2

For the years ended December 31, 2021, 2020, and 2019, the Company recognized bad debt expense (benefit) of $(1.5) million, $0.2 million, and $(0.7) million, respectively.

NOTE 8—INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2021	2020
Finished goods	$279.2	$132.9
Raw materials and semi-finished goods	303.9	161.7
Supplies	37.9	29.5
Total	$621.0	$324.1

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	December 31,
	Lives (Years)	2021	2020
Land	N/A	$86.1	$56.7
Land and waterway improvements	1 - 20	21.9	21.1
Buildings	10 - 50	145.7	81.7
Machinery and equipment	3 - 10	874.5	675.8
Leasehold interests	9 - 40	39.8	39.4
Other property	1 - 20	51.9	51.0
Construction in process	N/A	55.6	30.1
Property, plant and equipment		1,275.5	955.8
Less: accumulated depreciation		(556.5)	(524.7)
Property, plant and equipment, net		$719.0	$431.1

	Year Ended
	December 31,
	2021	2020	2019
Depreciation expense	$87.5	$51.6	$59.5
Capitalized interest	$1.7	$2.1	$3.0

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the annual changes in the carrying amount of goodwill, by segment, from December 31, 2019 through December 31, 2021:

	Engineered	Latex	Base			Americas
	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2019	$14.6	$15.6	$22.1	$4.4	$—	$—	$56.7
Foreign currency impact	1.4	1.5	2.1	0.4	—	—	5.4
Balance at December 31, 2020	$16.0	$17.1	$24.2	$4.8	$—	$—	$62.1
Acquisitions (Note 4)	668.0	—	—	—	—	—	668.0
Foreign currency impact	(16.7)	(1.2)	(1.8)	(0.3)	—	—	(20.0)
Balance at December 31, 2021	$667.3	$15.9	$22.4	$4.5	$—	$—	$710.1

Goodwill impairment testing is performed annually as of October 1. In 2021, the Company performed its annual impairment test for goodwill and determined that the estimated fair value of each reporting unit was in excess of the carrying value indicating that none of the Company’s goodwill was impaired. The Company concluded there were no goodwill impairments or triggering events for the years ended December 31, 2021, 2020, and 2019.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2021 and 2020:

		December 31, 2021			December 31, 2020
	Estimated Useful	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed Technology	9 - 15	$321.4	$(119.3)	$202.1	$157.2	$(107.8)	$49.4
Customer Relationships	13 - 19	477.1	(23.4)	453.7	15.2	(2.7)	12.5
Software	5 - 10	162.3	(93.8)	68.5	156.1	(67.6)	88.5
Software in development	N/A	39.7	—	39.7	10.6	—	10.6
Tradenames	10 - 16	53.0	(2.1)	50.9	—	—	—
Other	1 - 5	12.4	(3.5)	8.9	5.0	(3.4)	1.6
Total		$1,065.9	$(242.1)	$823.8	$344.1	$(181.5)	$162.6

Amortization expense related to finite-lived intangible assets totaled $71.8 million, $27.7 million, and $26.0 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2022	2023	2024	2025	2026
$94.7	$82.9	$75.3	$68.0	$62.4

NOTE 11—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2021	2020
Trade payables	$516.8	$313.9
Other payables	73.5	41.5
Total	$590.3	$355.4

NOTE 12—DEBT

Refer to discussion below for details and definitions of the Company’s debt facilities. The Company was in compliance with all debt related covenants as of December 31, 2021 and 2020.

			December 31, 2021
	Interest Rate as of December 31, 2021	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.104%	September 2024	$670.4	$(8.0)	$662.4
2028 Term Loan B	2.604%	May 2028	742.8	(17.0)	725.8
2026 Revolving Facility(2)	Various	May 2026	—	—	—
2029 Senior Notes	5.125%	April 2029	450.0	(14.7)	435.3
2025 Senior Notes	5.375%	September 2025	500.0	(5.0)	495.0
Accounts Receivable Securitization Facility(3)	Various	November 2024	—	—	—
Other indebtedness	Various	Various	5.6	—	5.6
Total debt			$2,368.8	$(44.7)	$2,324.1
Less: current portion(4)					(18.5)
Total long-term debt, net of unamortized deferred financing fees					$2,305.6

			December 31, 2020
	Interest Rate as of December 31, 2020	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.146%	September 2024	$677.3	$(10.8)	$666.5
2022 Revolving Facility(2)	Various	September 2022	—	—	—
2025 Senior Notes	5.375%	September 2025	500.0	(6.2)	493.8
Accounts Receivable Securitization Facility(3)	Various	September 2021	—	—	—
Other indebtedness	Various	Various	10.0	—	10.0
Total debt			$1,187.3	$(17.0)	$1,170.3
Less: current portion(4)					(12.2)
Total long-term debt, net of unamortized deferred financing fees					$1,158.1
(1)	This caption does not include unamortized deferred financing fees of $1.4 million and $1.6 million as of December 31, 2021 and 2020, respectively, related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the consolidated balance sheets.
(2)	On May 3, 2021, in conjunction with the PMMA Acquisition, the Company extended its Revolving Facility

(previously the “2022 Revolving Facility,” now the “2026 Revolving Facility”), originally maturing in September 2022, to May 2026, as described further below. As of December 31, 2021, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $368.6 million (net of $6.4 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	On August 27, 2021, in conjunction with the Aristech Surfaces Acquisition, the Company drew $150.0 million on its Accounts Receivable Securitization Facility, which was fully repaid as of December 31, 2021. In September 2021, the Company extended the maturity date of the facility to November 2021 and then further amended the facility in November 2021, which included extension of the maturity date to November 2024. As of December 31, 2021, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.
(4)	As of December 31, 2021, the current portion of long-term debt was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B. As of December 31, 2020, the current portion of long-term debt was primarily related to $7.0 million of scheduled future principal payments on the 2024 Term Loan B.

Total interest expense, net recognized during the years ended December 31, 2021, 2020, and 2019, was $79.4 million, $43.6 million, and $39.3 million, respectively, of which $7.7 million, $4.8 million, and $4.7 million, respectively, represented amortization of deferred financing fees and debt discounts. Total accrued interest on outstanding debt as of December 31, 2021 and 2020 was $4.8 million and $4.4 million, respectively, excluding the impact of the CCS (see Note 13). Accrued interest is recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheets.

2029 Senior Notes

On March 24, 2021, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers”), each an indirect, wholly-owned subsidiary of the Company, executed an indenture (the “2021 Indenture”) pursuant to which they issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2021. The 2029 Senior Notes mature on April 1, 2029. The net proceeds from the 2029 Senior Notes offering were used as a portion of the funding needed for the PMMA Acquisition, in addition to fees and expenses related to the offering and the PMMA Acquisition. The gross proceeds from the 2029 Senior Notes offering were released upon satisfaction of certain escrow release conditions, including closing of the PMMA Acquisition, which was completed on May 3, 2021.

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

The 2021 Indenture contains customary covenants, including restrictions on the Issuers’ and certain of its subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the 2021 Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Issuers’ affiliates and consolidation, merger, or transfer of all or substantially all of the Issuers’ assets, will be suspended during any period of time that (1) the 2029 Senior Notes have Investment Grade Status (as defined in the 2021 Indenture) and (2) no default has occurred and is continuing under the 2021 Indenture. In the event that the 2029 Senior Notes are downgraded to below an Investment Grade Status, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of December 31, 2021, the Company was in compliance with all debt covenant requirements under the 2021 Indenture.

Total fees incurred in connection with the issuance of the 2029 Senior Notes were $15.9 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet, and are being amortized over the eight-year term of the 2029 Senior Notes using the effective interest method.

Senior Credit Facility

2022 Revolving Facility

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

Fees incurred in connection with the issuance of the 2024 Term Loan B were $12.3 million, of which $11.1 million were capitalized along with the remaining $8.1 million of unamortized deferred financing fees from the Company’s former term loan facility and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees are being amortized over the seven-year term of the 2024 Term Loan B using the effective interest method.

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

As of December 31, 2021, the 2024 Term Loan B bears an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.00%, subject to a 0.00% LIBOR floor, which has been the effective rate since May 22, 2018, when the Issuers repriced the interest rate from the initial rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor. The repricing did not affect any of the other terms of the 2024 Term Loan B. Fees incurred in connection with the repricing were $1.1 million, of which $0.5 million were expensed and included within “Other expense, net” in the consolidated statements of operations during the year ended December 31, 2018 and the remaining $0.6 million were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees associated with the repricing are being amortized along with the remaining unamortized deferred financing fees related to the 2024 Term Loan B over its original seven-year term.

The 2024 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2024 Term Loan B, with the balance to be paid at maturity. As of December 31, 2021 and 2020, $7.0 million of the scheduled future payments related to the 2024 Term Loan B were classified as current debt on the Company’s consolidated balance sheets.

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

2026 Revolving Facility

On May 3, 2021, the Issuers entered into (i) an amendment to the existing credit agreement dated as of September 6, 2017 in which the Issuers borrowed a new tranche of term loans in an aggregate amount of $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”), used to finance a portion of the purchase price of the PMMA Acquisition, and (ii) an amendment to the existing credit agreement, pursuant to which the existing revolving credit facility has been refinanced with a new revolving credit facility in an aggregate amount of $375.0 million, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility, maturing in May 2026. Amounts under the 2026 Revolving Facility are available in U.S. dollars and euros. The terms under the 2026 Revolving Facility are substantially unchanged from the 2022 Revolving Facility. As a result of amending the revolving credit facility, during the year ended December 31, 2021, the Company recognized a $0.5 million loss on extinguishment of long-term debt related to the write-off of a portion of the existing unamortized deferred financing fees. This amount has been recorded with “Other expense, net” in the consolidated statement of operations.

The 2028 Term Loan B bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor, and was issued at a 0.5% original issue discount. Further, the 2028 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2028 Term Loan B, with the balance to be paid at maturity. As of December 31, 2021, $7.5 million of the scheduled future payments related to the 2028 Term Loan B were classified as current debt on the Company’s consolidated balance sheets.

The 2026 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2026 Revolving Facility exceeds 30% of the $375.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter end, then the Borrowers’ first lien net leverage ratio may not exceed 3.50 to 1.00. As of December 31, 2021, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility.

Fees incurred in connection with the issuance of the 2028 Term Loan B were $18.7 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet, and are being amortized over the seven-year term of the 2028 Term Loan B using the effective interest method.

Fees incurred in connection with the 2026 Revolving Facility were $0.4 million, which were capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet, and are being amortized along with the remaining $0.8 million of unamortized deferred financing fees from the 2022 Revolving Facility over the five-year term of the facility using the straight-line method.

2025 Senior Notes

On August 29, 2017, the Issuers executed an indenture (the “2017 Indenture”) pursuant to which they issued $500.0 million aggregate principal amount of 5.375% senior notes due 2025 (the “2025 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2025 Senior Notes is payable semi-annually on May 3 and November 3 of each year, commencing on May 3, 2018. The 2025 Senior Notes mature on September 1, 2025.

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

The 2017 Indenture contains customary covenants that, among other things, limit the Issuers’ and certain of their subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital shares; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the 2017 Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the 2025 Senior Notes have investment grade ratings (as defined in the 2017 Indenture) and (2) no default has occurred and is continuing under the 2017 Indenture. In the event that the 2025 Senior Notes are downgraded to below an investment grade rating, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events.

Accounts Receivable Securitization Facility

In 2010, Styron Receivable Funding Ltd. (“SRF”), a VIE in which the Company is the primary beneficiary, executed an agreement for an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”). As of December 31, 2021, the Accounts Receivable Securitization Facility permits borrowings by two of the

Company’s subsidiaries, Trinseo Europe GmbH (“TE”) and Trinseo Export GmbH (“Trinseo Export”), up to a total of $150.0 million. As noted in the table above, in September 2021, the Company extended the maturity date of the facility to November 2021 and then further amended the facility in November 2021, which included extension of the maturity date to November 2024. As amended, the Accounts Receivable Securitization Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates, as well as fixed charges of 0.80% on available, but undrawn commitments. There were $0.4 million of fees incurred in connection with amending the facility which were capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet and are being amortized over the five-year term of the facility using the straight-line method.

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

NOTE 13—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates and interest rate risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts and interest rate swap agreements. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded in the consolidated balance sheets at fair value. Refer to Note 14 for fair value disclosures related to these instruments.

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. The Company entered into a specific such foreign exchange forward contract for €950.0 million in December 2020 in order to economically hedge the euro-denominated purchase price of the PMMA business, which was acquired on May 3, 2021, as discussed in Note 4. These derivative contracts were not designated for hedge accounting treatment, and were settled during the year ended December 31, 2021.

As of December 31, 2021, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $646.7 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2021:

December 31,
Buy / (Sell)	2021
Euro	$(512.5)
Chinese Yuan	$(44.7)
Swiss Franc	$25.1
New Taiwan Dollar	$21.2
Mexican Peso	$(11.7)

Open foreign exchange forward contracts as of December 31, 2021 have maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of December 31, 2021.

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

As of December 31, 2021, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million, which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on one-month LIBOR (0.09% as of December 31, 2021) from the counterparties.

Net Investment Hedge

On September 1, 2017, the Company entered into certain fixed-for-fixed cross currency swaps (“CCS”), swapping USD principal and interest payments on its 2025 Senior Notes for euro-denominated payments. Under the terms of the CCS (the “2017 CCS”), the Company notionally exchanged $500.0 million at an interest rate of 5.375% for €420.0 million at a weighted average interest rate of 3.45% for approximately five years. Additionally, on September 1, 2017, the Company designated the full notional amount of the 2017 CCS (€420.0 million) as a hedge of its net investment in certain European subsidiaries under the forward method, with all changes in the fair value of the 2017 CCS recorded as a component of AOCI, as the 2017 CCS were deemed to be highly effective hedges. A cumulative foreign currency translation loss of $38.0 million was recorded within AOCI related to the 2017 CCS through March 31, 2018.

Effective April 1, 2018, in conjunction with the adoption of new hedge accounting guidance, the Company elected as an accounting policy to re-designate the 2017 CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the 2017 CCS included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of December 31, 2021, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2021
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(4,128.6)	$(79.4)	$(22.0)	$(9.5)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$1.0	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(3.5)	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$7.4	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(22.0)	$63.2

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2020
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(2,423.5)	$(43.6)	$7.3	$(7.9)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of loss reclassified from AOCI into income	$(0.8)	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(2.4)	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$8.6	$—	$—
Amount of loss recognized in income (1)	$—	$—	$—	$(0.8)

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of loss recognized in income	$—	$—	$7.3	$(26.3)

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2019
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other expense, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(3,073.5)	$(39.3)	$—	$(3.4)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$6.7	$—	$—	$—
Interest rate swaps
Amount of gain reclassified from AOCI into income	$—	$0.9	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$15.8	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$—	$8.0
(1)	Amount represents the change in fair value of the portion of the 2020 CCS that was de-designated from hedge accounting for the third quarter of 2020.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the years ended December 31, 2021, 2020, and 2019:

	Gain (Loss) Recognized in AOCI on Balance Sheets
	Year Ended
	December 31,
	2021	2020	2019
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$2.3	$(1.4)	$(2.2)
Interest rate swaps	3.6	(4.4)	(6.1)
Total	$5.9	$(5.8)	$(8.3)
Designated as Net Investment Hedges
Cross currency swaps (CCS) (1)	$44.1	$(41.0)	$17.9
Total	$44.1	$(41.0)	$17.9
(1)	Amount for the year ended December 31, 2020 includes the effect on AOCI from the 2017 CCS through its settlement on February 26, 2020 and the effect on AOCI from the 2020 CCS from when it was entered into on February 26, 2020 through December 31, 2020.

	Gain (Loss) Recognized in Other expense, net in Statement of Operations
	Year Ended
	December 31,
	2021	2020	2019
Settlements and changes in the fair value of forward contracts (not designated as hedges) (1)	$63.2	$(26.3)	$8.0
Remeasurement of foreign currency-denominated assets and liabilities	$(61.9)	$24.4	$(6.4)
Total	$1.3	$(1.9)	$1.6
(1)	Amounts do not include the gain (loss) of $(22.0) million and $7.3 million, respectively, recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business during the years ended December 31, 2021 and 2020.

The Company expects to reclassify in the next twelve months an approximate $2.2 million net loss from AOCI into earnings related to the Company’s outstanding foreign exchange cash flow hedges and interest rate swaps as of December 31, 2021, based on current foreign exchange rates.

The following tables summarize the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the consolidated balance sheets:

	December 31, 2021
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$2.3	$—	$—	$—	$2.3
Gross derivative asset position	2.3	—	—	—	2.3
Less: Counterparty netting	(0.1)	—	—	—	(0.1)
Net derivative asset position	$2.2	$—	$—	$—	$2.2
Liability Derivatives:
Accounts payable	$(1.3)	$—	$(2.2)	$(17.4)	$(20.9)
Gross derivative liability position	(1.3)	—	(2.2)	(17.4)	(20.9)
Less: Counterparty netting	0.1	—	—	—	0.1
Net derivative liability position	$(1.2)	$—	$(2.2)	$(17.4)	$(20.8)
Total net derivative position	$1.0	$—	$(2.2)	$(17.4)	$(18.6)

	December 31, 2020
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance (1)	$8.2	$—	$—	$5.0	$13.2
Gross derivative asset position	8.2	—	—	5.0	13.2
Less: Counterparty netting	(6.5)	—	—	—	(6.5)
Net derivative asset position	$1.7	$—	$—	$5.0	$6.7
Liability Derivatives:
Accounts payable	$(8.3)	$(2.1)	$(3.4)	$—	$(13.8)
Other noncurrent obligations	—	—	(2.5)	(66.5)	(69.0)
Gross derivative liability position	(8.3)	(2.1)	(5.9)	(66.5)	(82.8)
Less: Counterparty netting	6.5	—	—	—	6.5
Net derivative liability position	$(1.8)	$(2.1)	$(5.9)	$(66.5)	$(76.3)
Total net derivative position	$(0.1)	$(2.1)	$(5.9)	$(61.5)	$(69.6)
(1)	Balance as of December 31, 2020 includes a $7.3 million receivable representing the fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business.

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

Refer to Notes 14 and 22 for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

NOTE 14—FAIR VALUE MEASUREMENTS

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2021 and 2020:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$2.2	$—	$2.2
Foreign exchange forward contracts—(Liabilities)	—	(1.2)	—	(1.2)
Interest rate swaps—(Liabilities)	—	(2.2)	—	(2.2)
Cross currency swaps—(Liabilities)	—	(17.4)	—	(17.4)
Total fair value	$—	$(18.6)	$—	$(18.6)

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$1.7	$—	$1.7
Foreign exchange forward contracts—(Liabilities)	—	(1.8)	—	(1.8)
Foreign exchange cash flow hedges—(Liabilities)	—	(2.1)	—	(2.1)
Interest rate swaps—(Liabilities)	—	(5.9)	—	(5.9)
Cross currency swaps—Assets	—	5.0	—	5.0
Cross currency swaps—(Liabilities)	—	(66.5)	—	(66.5)
Total fair value	$—	$(69.6)	$—	$(69.6)

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

Nonrecurring Fair Value Measurements

In connection with the Company’s strategy to focus efforts and increase investments in certain product offerings serving applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the potential disposition of its styrene monomer assets in Boehlen, Germany. In late 2020, the Company completed its evaluation of the assets and decided to continue operating them, however the assessment of the long-lived asset group for impairment indicated that the carrying value was not recoverable when compared to the expected undiscounted future cash flows generated from the assets. The fair value of the depreciable assets was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data.

As a result of the fair value measurements performed, the Company recorded impairment charges on the Boehlen styrene monomer assets of $5.8 million and $11.1 million for the years ended December 31, 2021 and 2020, respectively. These impairment charges reflect the initial impairment charge taken in March of 2020, as well as subsequent impairment charges related to ongoing capital expenditures at the Boehlen styrene monomer facility that were determined to be impaired. These charges are recorded within “Impairment charges” on the consolidated statements of operations and are allocated to the Feedstocks segment. As of December 31, 2021 and 2020, the value of the Boehlen styrene monomer assets recorded within the Company’s consolidated balance sheets as $3.4 million and $3.7 million, respectively.

There were no other financial assets and no financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2021 and 2020:

	As of	As of
	December 31, 2021	December 31, 2020
2029 Senior Notes	$460.2	$—
2028 Term Loan B	737.4	—
2025 Senior Notes	509.4	513.5
2024 Term Loan B	667.5	674.0
Total fair value	$2,374.5	$1,187.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of December 31, 2021 and 2020.

NOTE 15—INCOME TAXES

Income (loss) before income taxes earned within and outside the United States is shown below:

	Year Ended
	December 31,
	2021	2020	2019
United States	$55.5	$56.8	$115.2
Outside of the United States	295.0	48.6	(15.4)
Income before income taxes	$350.5	$105.4	$99.8

The provision for income taxes is composed of:

	Year Ended			Year Ended			Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$5.9	$4.4	$10.3	$3.3	$11.9	$15.2	$16.9	$5.2	$22.1
U.S. state and other	1.7	0.8	2.5	2.8	1.8	4.6	3.2	0.9	4.1
Non-U.S.	65.4	(7.3)	58.1	28.7	(5.8)	22.9	30.0	(43.5)	(13.5)
Total	$73.0	$(2.1)	$70.9	$34.8	$7.9	$42.7	$50.1	$(37.4)	$12.7

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2021	2020	2019
Taxes at U.S. statutory rate(1)	$73.6	$22.2	$21.0
State and local income taxes	2.2	4.0	3.2
Non U.S. statutory rates, including credits	(9.2)	2.4	(7.7)
U.S. tax effect of foreign earnings and dividends	—	0.2	(1.5)
Unremitted earnings	6.3	4.9	5.2
Change in valuation allowances(2)(3)	(17.7)	(7.7)	45.0
Uncertain tax positions	(1.0)	(0.6)	4.0
Withholding taxes	6.9	3.5	4.4
Share-based compensation	0.1	1.5	(1.0)
Non-deductible interest	1.0	3.0	2.1
Non-deductible other expenses	2.7	0.6	0.3
Provision to return adjustments	3.1	5.0	3.4
Swiss Tax Reform(2)	—	—	(65.0)
U.S. Base Erosion and Anti-Abuse Tax	—	3.1	—
Other—net	2.9	0.6	(0.7)
Total provision for income taxes	$70.9	$42.7	$12.7
Effective tax rate	20%	40%	13%
(1)	The U.S. statutory rate of 21% has been used as management believes it is more meaningful to the Company.
(2)	The year ended December 31, 2019 includes a $65.0 million one-time deferred tax benefit recorded as a result of changes in the Swiss federal and cantonal tax rules, which were enacted on August 6, 2019 and October 25, 2019, respectively. This one-time benefit was partially offset by a $25.3 million valuation allowance for the portion of the cantonal deferred tax asset that more likely than not will expire before utilization. See discussion below for further information.
(3)	The year ended December 31, 2021 includes a $16.3 million one-time deferred tax benefit recorded due to the release of a valuation allowance, as a result of improvements in business operations and projected future results of the Company’s subsidiaries in China.

Provision for income taxes increased by $28.2 million primarily due to the $245.1 million increase in income from continuing operations before income taxes, offset by a release of a valuation allowance of $16.3 million in 2021, as a result of improvements in business operations and projected future results of the Company’s subsidiaries in China.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2021		2020
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards(1)	$98.5	$—	$189.0	$—
Unremitted earnings	—	35.7	—	29.4
Unconsolidated affiliates	—	15.3	—	16.1
Other accruals and reserves(2)	34.2	—	26.5	—
Property, plant and equipment(2)(3)	—	97.2	—	51.2
Goodwill and other intangible assets(4)	70.7	—	70.0	—
Deferred financing fees	2.5	—	3.2	—
Employee benefits	44.4	—	58.0	—
	250.3	148.2	346.7	96.7
Valuation Allowance(1)(5)	(127.7)	—	(220.5)	—
Total	$122.6	$148.2	$126.2	$96.7

(1)	For the year ended December 31, 2021, $63.3 million of net operating losses were written off related to Trinseo S.A., our former parent company, that was merged into Trinseo PLC as part of the Redomiciliation to Ireland (refer to Note 1), offset by the write off of a $63.3 million associated valuation allowance.
(2)	Amounts as of December 31, 2020 include an increase of $19.6 million to the deferred tax liability related to operating lease ROU assets and an increase of $19.6 million to the deferred tax asset related to operating lease liabilities, to reflect the gross deferred tax assets and liabilities which were previously shown as net.
(3)	Includes $45.6 million of deferred tax liabilities assumed as part of the Aristech Surfaces Acquisition and PMMA Acquisition as of December 31, 2021, measured at period-end exchange rates.
(4)	Includes the impact of Swiss federal and cantonal tax reform of $3.4 million and $62.1 million, respectively, as of December 31, 2021 and $4.5 million and $67.5 million, respectively, as of December 31, 2020, measured at period-end exchange rates. See discussion below for further information.
(5)	Includes a valuation allowance of $25.8 million and $28.1 million as of December 31, 2021 and 2020, respectively, related to Swiss cantonal tax reform, measured at period-end exchange rates. See discussion below for further information.

As of December 31, 2021 and 2020, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated.

Operating loss carryforwards amounted to $389.4 million in 2021 and $774.8 million in 2020. As of December 31, 2021, $17.4 million of the operating loss carryforwards were subject to expiration in 2022 through 2027, and $372.0 million of the operating loss carryforwards expire in years beyond 2027 or have an indefinite carryforward period. The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in Luxembourg and Switzerland of $127.7 million as of December 31, 2021 and $220.5 million as of December 31, 2020.

Swiss federal and cantonal tax reform was enacted on August 6, 2019 and October 25, 2019, respectively, and includes measures such as, the elimination of certain preferential tax regimes and implementation of new tax rates at both the federal and cantonal levels. It also includes transitional relief measures which may provide for future tax deductions. As a result of both the federal and cantonal law changes, the Company recorded a $65.0 million one-time deferred tax benefit for the year ended December 31, 2019, of which $61.6 million was related to cantonal tax law changes. The Company believes it is more likely than not that a portion of this deferred tax benefit recorded as a result of these cantonal tax law changes, will not be realized during the utilization period provided by the legislation, spanning

2025 through 2029. This is based on the Company’s estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, implications of COVID-19, recent acquisitions and divestitures, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period. As a result, the Company recorded a $25.3 million valuation allowance as of December 31, 2019. As of December 31, 2021, due to foreign exchange translation, the total valuation allowance recorded is $25.8 million.

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

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2018	$6.3
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	3.8
Decreases related to prior year tax positions	—
Settlement of uncertain tax positions	(1.3)
Decreases due to expiration of statues of limitations	(0.4)
Balance as of December 31, 2019	$9.0
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	0.3
Decreases related to prior year tax positions	(0.5)
Settlement of uncertain tax positions	(0.9)
Decreases due to expiration of statues of limitations	—
Balance as of December 31, 2020	$8.5
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(0.2)
Settlement of uncertain tax positions	(1.4)
Decrease due to expiration of statutes of limitations	—
Balance as of December 31, 2021	$7.5

In regard to unrecognized tax benefits, the Company recognized expense related to interest and penalties of $0.3 million and $0.8 million during the years ended December 31, 2021 and 2019, whereas the Company recognized a benefit related to interest and penalties of $0.4 million during the year ended December 31, 2020. Interest and penalties related to unrecognized tax benefits were included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2021 and 2020, the Company had $1.8 million and $1.5 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $8.3 million will impact the Company’s effective tax rate.

As of December 31, 2021, the Company anticipates that it is reasonably possible that $1.4 million of unrecognized tax benefits, including the impact relating to accrued interest and penalties, could be realized within the next 12 months due to the expiration of the statute of limitations in certain jurisdictions.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below.

Major Tax Jurisdictions	Earliest Open Year
United States: Federal income tax	2018
Germany	2014
Switzerland	2015
Netherlands	2017
Luxembourg	2011
China	2011
Hong Kong	2006
Indonesia	2017
Italy	2010

NOTE 16—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination. Those properties include Allyn’s Point, Connecticut and Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of December 31, 2021, the Company had $4.4 million of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021. The Company had no accrued obligations for environmental remediation or restoration costs as of December 31, 2020.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts under which it is required to purchase certain minimum volumes at current market prices. These commitments have remaining terms ranging from one to five years. The following table presents the fixed and determinable portion (based on current pricing indexes) of the minimum obligation under the Company’s purchase commitments with remaining contract terms in excess of one year as of December 31, 2021:

Annual Commitment
2022	2023	2024	2025	2026	Thereafter	Total
$859.1	$807.4	$263.2	$98.1	$50.4	$—	$2,078.2

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

NOTE 17—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

Many of the Company’s employees are participants in various defined benefit pension plans which are administered and sponsored by the Company and are primarily in Germany, Switzerland, The Netherlands, The United States, China, Belgium, France, Taiwan, Indonesia, Italy, Mexico, and Japan.

Company employees who were not previously associated with the acquired pension and postretirement plans are not eligible for enrollment in a number of these plans. Pension benefits are typically based on length of service and the employee’s final average compensation

Other Postretirement Benefits

The Company provides certain health care and life insurance benefits primarily to Dow-heritage employees in the United States when they retire.

In the U.S., the plan provides for health care benefits, including hospital, physicians’ services, drug and major medical expense coverage. In general, the plan applies to employees hired by Dow before January 1, 2008 and transferred to the Company in connection with the Dow Separation, and who are at least 50 years old with 10 years of service. The plan allows for spouse coverage as well. If an employee was hired on or before January 1, 1993, the coverage extends past age 65. For employees hired after January 1, 1993 but before January 1, 2008, coverage ends at age 65. The Company reserves the right to modify the provisions of the plan at any time, including the right to terminate, and does not guarantee the continuation of the plan or its provisions.

Assumptions

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

							U.S. Defined Benefit
	Non-U.S. Defined Benefit Pension Plans						Pension Plans (1)
							Pension Plan	Net Periodic
	Pension Plan Obligations			Net Periodic Benefit Costs			Obligations	Benefit Costs
	December 31,			December 31,			December 31,
	2021	2020	2019	2021	2020	2019	2021	2021
Discount rate for projected benefit obligation	1.10%	0.74%	1.02%	0.74%	1.02%	1.83%	2.92%	3.09%
Discount rate for service cost	N/A	N/A	N/A	0.78%	1.04%	1.67%	N/A	3.20%
Discount rate for interest cost	N/A	N/A	N/A	0.57%	0.79%	1.57%	N/A	2.37%
Rate of increase in future compensation levels	2.90%	2.84%	2.80%	2.84%	2.80%	2.79%	3.00%	3.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	0.66%	0.82%	1.56%	N/A	5.89%
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no assumptions used to determine pension plan obligations or net periodic benefit costs as of and for the years ended December 31, 2020 and 2019.

The weighted average assumptions used to determine other postretirement benefit (“OPEB”) obligations and net periodic benefit costs are provided below:

	OPEB Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Discount rate for accumulated postretirement benefit obligation	2.90%	3.11%	3.48%	3.11%	3.48%	4.38%
Discount rate for service cost	N/A	N/A	N/A	3.32%	3.61%	4.42%
Discount rate for interest cost	N/A	N/A	N/A	2.34%	3.08%	4.14%
Initial health care cost trend rate	6.00%	6.25%	6.70%	6.25%	6.70%	6.70%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2026	2026	2025	2026	2025	2024

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

The expected long-term rate of return on plan assets is determined by performing an analysis of key economic and market factors impacting historical returns for each asset class and formulating a projected return based on factors in the current environment. Factors considered include, but are not limited to, inflation, real economic growth, interest rate yield, interest rate spreads, and other valuation measures and market metrics. The expected long-term rate of return for each asset class is then weighted based on the strategic asset allocation approved by the governing body for each plan. The historical experience with the pension fund asset performance is also considered.

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Non-U.S. Defined Benefit Pension Plans			U.S. Defined Benefit Pension Plans (2)			Other Postretirement Benefit Plans
	December 31,			December 31,			December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net periodic benefit cost(1)
Service cost	$16.0	$13.2	$10.2	$0.5	$—	$—	$0.1	$—	$0.1
Interest cost	2.5	3.1	4.8	0.5	—	—	0.1	0.2	0.2
Expected return on plan assets	(1.0)	(1.2)	(2.1)	(0.7)	—	—	—	—	—
Amortization of prior service credit	(0.9)	(1.2)	(1.1)	—	—	—	—	—	—
Amortization of net (gain) loss	6.3	4.0	2.9	—	—	—	(0.1)	(0.1)	(0.2)
Settlement and curtailment (gain) loss	(1.6)	0.7	0.8	0.1	—	—	—	—	—
Net periodic benefit cost	$21.3	$18.6	$15.5	$0.4	$—	$—	$0.1	$0.1	$0.1
Amounts recognized in other comprehensive income (loss)
Net (gain) loss	$(35.5)	$25.3	$27.9	$0.7	$—	$—	$(0.2)	$0.3	$0.1
Amortization of prior service credit	0.9	1.2	1.1	—	—	—	—	—	—
Amortization of net gain (loss)	(6.3)	(4.0)	(2.9)	—	—	—	0.1	0.1	0.2
Settlement and curtailment gain (loss)	1.6	(0.7)	(0.8)	(0.1)	—	—	—	—	—
Prior service credit	(2.4)	—	—	—	—	—	—	—	—
Total recognized in other comprehensive income (loss)	(41.7)	21.8	25.3	0.6	—	—	(0.1)	0.4	0.3
Net periodic benefit cost	21.3	18.6	15.5	0.4	—	—	0.1	0.1	0.1
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(20.4)	$40.4	$40.8	$1.0	$—	$—	$—	$0.5	$0.4
(1)	Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the consolidated statements of operations.
(2)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no net periodic benefit costs for the years ended December 31, 2020 and 2019.

The changes in the pension benefit obligations, the fair value of plan assets, and the funded status of all significant plans for the years ended December 31, 2021 and 2020 were as follows:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans (3)		Benefit Plans
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Change in projected benefit obligations
Benefit obligation at beginning of period	$446.5	$384.1	$—	$—	$6.7	$6.2
Service cost	16.0	13.2	0.5	—	0.1	—
Interest cost	2.5	3.1	0.5	—	0.1	0.2
Plan participants’ contributions	1.7	1.8	—	—	—	—
Actuarial changes in assumptions and experience (1)	(28.1)	27.7	1.2	—	(0.2)	0.3
Benefits paid from fund	(1.1)	(2.6)	—	—	—	—
Benefit payments by employer	(2.9)	(2.2)	(0.2)	—	—	—
Acquisitions (2)	6.7	—	31.5	—	0.8	—
Plan amendments	(2.4)	—	—	—	—	—
Curtailments	(3.3)	(3.3)	—	—	—	—
Settlements	(10.1)	(14.4)	(3.0)	—	—	—
Currency impact	(31.7)	39.1	—	—	—	—
Benefit obligation at end of period	$393.8	$446.5	$30.5	$—	$7.5	$6.7
Change in plan assets
Fair value of plan assets at beginning of period	$157.1	$148.8	$—	$—	$—	$—
Actual return on plan assets	(1.1)	5.3	1.3	—	—	—
Settlements	(10.1)	(14.4)	(3.0)	—	—	—
Employer contributions	5.7	6.2	1.1	—	—	—
Plan participants’ contributions	1.7	1.8	—	—	—	—
Benefits paid	(4.0)	(4.8)	(0.2)	—	—	—
Acquisitions (2)	0.7	—	18.8	—	—	—
Currency impact	(10.9)	14.2	—	—	—	—
Fair value of plan assets at end of period	139.1	157.1	18.0	—	—	—
Funded status at end of period	$(254.7)	$(289.4)	$(12.5)	$—	$(7.5)	$(6.7)
(1)	The actuarial gain incurred during the year ended December 31, 2021 was primarily due to the increase in discount rates during the year while the actuarial loss incurred during the year ended December 31, 2020 was primarily due to the decrease in discount rates during the year.
(2)	Amount as of December 31, 2021 relates primarily to the pension liabilities assumed in conjunction with the PMMA Acquisition.
(3)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no balances as of December 31, 2020.

The net amounts recognized in the consolidated balance sheets as of December 31, 2021 and 2020 were as follows:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans (1)		Benefit Plans
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Net amounts recognized in the balance sheets as of December 31
Current liabilities	$(4.5)	$(5.4)	$—	$—	$(0.2)	$(0.1)
Noncurrent liabilities	(250.2)	(284.0)	(12.5)	—	(7.3)	(6.6)
Net amounts recognized in the balance sheet	$(254.7)	$(289.4)	$(12.5)	$—	$(7.5)	$(6.7)
Accumulated benefit obligation at the end of the period	$367.7	$405.0	$27.4	$—	$7.5	$6.7
Pretax amounts recognized in AOCI as of December 31
Net prior service credit	$(2.4)	$(1.7)	$—	$—	$—	$(0.1)
Net loss (gain)	51.6	103.6	0.6	—	(1.6)	(1.5)
Total at end of period	$49.2	$101.9	$0.6	$—	$(1.6)	$(1.6)
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no balances as of December 31, 2020.

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

						2027
						through
	2022	2023	2024	2025	2026	2031	Total
Non-U.S. defined benefit pension plans	$8.1	$10.0	$7.9	$9.9	$10.9	$69.2	$116.0
U.S. defined benefit pension plans	1.4	1.7	1.6	1.7	1.6	9.4	17.4
Other postretirement benefit plans	0.2	0.2	0.3	0.4	0.4	2.6	4.1
Total	$9.7	$11.9	$9.8	$12.0	$12.9	$81.2	$137.5

The Company estimates it will make cash contributions, including benefit payments for unfunded plans, of $7.8 million in 2022 to the defined benefit pension plans.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2021 and 2020:

	Non-U.S. Defined		U.S. Defined Benefit
	Benefit Pension Plans		Pension Plans (1)
Projected Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2021	2020	2021	2020
Projected benefit obligations	$294.2	336.2	$30.5	—
Fair value of plan assets	$39.6	46.8	$18.0	—
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no balances as of December 31, 2020.

	Non-U.S. Defined		U.S. Defined Benefit
	Benefit Pension Plans		Pension Plans (1)
Accumulated Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2021	2020	2021	2020
Accumulated benefit obligations	$268.1	300.6	$27.9	—
Fair value of plan assets	$39.6	46.8	$18.0	—
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no balances as of December 31, 2020.

Plan Assets

Plan assets totaled $157.1 million as of December 31, 2021 and 2020, consisting primarily of investments in insurance contracts, as well as equity and debt securities.

The Company’s investment strategy with respect to pension assets outside of the United States is to pursue an investment plan consisting of investments in insurance contracts that provide for guaranteed returns. For pension assets inside of the United States, the Company’s investment strategy is to pursue an investment plan that, over the long term, will satisfy the funding objectives of the plan, and generate a total return that provides sufficient assets to fund plan liabilities, subject to a prudent level of risk, while maintaining compliance with various laws and regulations. The Company has established target allocations for each asset category, which is reviewed periodically to assess the need to rebalance the plan.

Plan assets outside the United States are invested in a mix of asset classes designed to generate strong long-term growth of principal while avoiding excessive risk. Assets may include, but are not necessarily limited to, equities, fixed income, liquid marketable assets, and less liquid alternatives. Additionally, the portfolio may include assets with the objective of hedging interest rate risk inherent in pension plan liabilities through the use of fixed income assets with various duration exposure. This portfolio diversification is expected to reduce the impact of losses in single investments, and mitigate the risk of volatility, while providing sufficient assets and liquidity to pay benefits and expenses as they come due.

Pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. Certain assets are not available on an exchange or in an active market and these investments are valued using their net asset value, which is generally based on the underlying asset values of the investments held in the funds. Investments in the pension plan insurance were valued utilizing unobservable inputs, which are contractually determined based returns, fees, and the present value of the future cash flows, or cash surrender values, of the contracts.

The following plan assets are measured at fair value on a recurring basis:

	December 31, 2021				December 31, 2020
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Basis of Fair Value Measurements	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
U.S. defined benefit pension plans:
Cash	$0.5	$0.5	$—	$—	$—	$—	$—	$—
Investments measured at net asset value(1):
Equities	10.6	—	—	—	—	—	—	—
Debt	6.9	—	—	—	—	—	—	—
Total U.S. defined benefit pension plan assets	$18.0	$0.5	$—	$—	$—	$—	$—	$—

Non-US defined benefit pension plans:
Insurance contracts	$139.1	$—	$—	$139.1	$157.1	$—	$—	$157.1
Total non-U.S. defined benefit pension plan assets	$139.1	$—	$—	$139.1	$157.1	$—	$—	$157.1
(1)	The Company elected to presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.
(2)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no balances as of December 31, 2020.

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3):

	Insurance Contracts
Fair Value Measurements of Plan Assets Using	Year ended December 31,
Significant Unobservable Inputs (Level 3)	2021	2020
Balance at beginning of period	$157.1	$148.8
Actual return on assets	(1.1)	5.3
Settlements	(10.1)	(14.4)
Employer contributions	5.7	6.2
Plan participant contributions	1.7	1.8
Benefits paid	(4.0)	(4.8)
Acquisitions	0.7	-
Transfers out of Level 3, net	-	-
Currency impact	(10.9)	14.2
Balance at end of period	$139.1	$157.1

The asset allocation for the Company’s pension plans as of December 31, 2021 and 2020, and the target allocation for 2022, by asset category are as follows:

	Target
	Allocation	Allocation at December 31,
Asset category	2022	2021	2020
U.S. defined benefit pension plans(1):
Equities	60.0%	58.6%	—
Debt	40.0%	38.3%	—
Other	—	3.1%	—
Total U.S. defined benefit pension plans	100.0%	100.0%	—
Non-U.S. defined benefit pension plans:
Insurance contracts	100.0%	100.0%	100.0%
Total non-U.S. defined benefit pension plans	100.0%	100.0%	100.0%
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no balances as of December 31, 2020.

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

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including Hong Kong, Korea, The Netherlands, Indonesia, Taiwan, and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. During the years ended December 31, 2021, 2020, and 2019, the Company contributed $11.1 million, $10.9 million, and $11.1 million, respectively, to the defined contribution plans.

Multiemployer Plans

The Company also has a multiemployer plan in The Netherlands for a closed population of employees. The Company’s contributions to the plan are generally determined as a percentage of the participants’ salaries. During the years ended December 31, 2021, 2020, and 2019, the Company recorded expense of $3.9 million, $4.1 million, and $4.3 million, respectively, related to the plan, and made contributions of $3.9 million, $4.0 million, and $4.2 million, respectively, to the plan. The plan was closed at the beginning of 2022 and the employees were provided with a defined contribution plan.

NOTE 18—SHARE-BASED COMPENSATION

Summary of Share-based Compensation Expense

Share-based compensation expense, which is recorded within “Selling, general and administrative expenses” in the consolidated statements of operations, was as follows for the years ended December 31, 2021, 2020, and 2019. Share amounts in the tables below are in whole numbers, unless otherwise indicated.

				As of
				December 31, 2021
	Year Ended December 31,			Unrecognized	Weighted
	2021	2020	2019	Compensation Cost	Average Years
2014 Omnibus Plan Awards
RSUs	$8.0	$6.4	$7.1	$11.6	1.9
Option Awards	4.7	2.8	3.0	3.3	1.5
PSUs	2.5	1.9	2.9	2.8	1.8
Total share-based compensation expense	$15.2	$11.1	$13.0

2014 Omnibus Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014 and amended on June 19, 2019, June 9, 2020, and October 8, 2021 under which 6.0 million ordinary shares is the maximum number that may be delivered upon satisfaction of awards granted. Following the IPO, all equity-based awards granted by the Company have been granted under the 2014 Omnibus Plan, which provides for awards of share options, share appreciation rights, restricted shares, unrestricted shares, share units, performance awards, cash awards and other awards convertible into or otherwise based on ordinary shares of the Company. Since the IPO, the board of directors of the Company has approved equity award grants for certain directors, executives, and employees, including RSUs, option awards, and PSUs. Prior to the Redomiciliation, when RSUs vested, option awards exercised, or PSUs vested, shares were issued from the existing pool of treasury shares. Following the Redomiciliation, when these awards vest or exercise, shares are issued from shares authorized unless use of treasury shares is authorized by shareholders.

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

The following table summarizes the activity for RSUs during the year ended December 31, 2021:

		Weighted Average
		Grant Date
Restricted Share Units	Shares	Fair Value per Share
Unvested, December 31, 2020	496,910	$36.47
Granted	219,990	58.26
Vested	(112,187)	50.70
Forfeited	(26,801)	37.31
Unvested, December 31, 2021	577,912	$41.96

The following table summarizes the weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2021, 2020, and 2019 as well as the total fair value of awards vested during those periods:

	Restricted Share Units
	Weighted Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2021	$58.26	$5.7
Year Ended December 31, 2020	$24.13	$6.10
Year Ended December 31, 2019	$48.63	$10.90

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

Compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The following table summarizes the activity for option awards during the year ended December 31, 2021:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
Option Awards	Shares	per share	Term (years)	Value
Outstanding as of December 31, 2020	1,399,749	$41.19
Granted	301,035	59.87
Exercised	(380,098)	29.09
Forfeited	(4,904)	47.88
Expired	(6,393)	80.61
Outstanding as of December 31, 2021	1,309,389	$48.78	6.4	$14.9
Exercisable as of December 31, 2021	625,791	$55.95	5.1	$5.7
Expected to vest as of December 31, 2021	683,598	$42.22	7.6	$9.2

During the years ended December 31, 2021, 2020, and 2019, the total intrinsic value of option awards exercised was $13.6 million, $1.9 million, and $0.7 million, respectively. The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of said awards and the expected volatility of the price of the Company’s ordinary shares.

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

The following are the weighted average assumptions used within the Black-Scholes pricing model for grants during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.50	5.50	5.50
Expected volatility	48.69%	39.93%	36.00%
Risk-free interest rate	0.79%	1.19%	2.53%
Dividend yield	1.81%	3.25%	2.00%

Utilizing the above assumptions, the weighted average grant date fair value per option award granted in the years ended December 31, 2021, 2020, and 2019 was $22.55, $6.51, and $15.40, respectively.

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

The following table summarizes the activity for PSU awards during the year ended December 31, 2021, at target:

		Weighted Average
		Grant Date
Performance Share Units	Shares	Fair Value per Share
Unvested, December 31, 2020	155,730	$43.51
Granted	49,463	61.06
Cancelled (1)	(22,063)	87.77
Forfeited	(10,201)	36.15
Unvested, December 31, 2021	172,929	$43.32
(1)	During the year ended December 31, 2021, PSU award recipients earned 0% of the target PSU awards granted in 2018 based upon the Company’s total shareholder return relative to a pre-defined set of industry peer companies. As a result, the associated PSU awards were cancelled.

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

The following are the weighted average assumptions used within the Monte Carlo valuation model for grants during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	3.00	3.00	3.00
Expected volatility	58.00%	40.50%	36.40%
Risk-free interest rate	0.20%	1.16%	2.58%
Share price	$61.06	$24.30	$50.95

Utilizing the above assumptions, the total grant date fair value for PSU awards granted in the years ended December 31, 2021, 2020, and 2019 was $3.0 million, $2.5 million and $6.3 million, respectively.

NOTE 19—RELATED PARTY TRANSACTIONS

The Company did not have any significant related party transactions during the years ended December 31, 2021, 2020, and 2019.

NOTE 20—SEGMENTS

Beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business as discontinued operations in the consolidated statements of operations for all periods presented, and therefore it is no longer presented as a separate reportable segment. Refer to Note 5 for further information on the classification of the Synthetic Rubber business as discontinued operations, and the related impacts on the Company’s other segment results due to this classification. The information in the tables below has been retroactively adjusted to reflect these changes.

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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the years ended December 31, 2021, 2020, and 2019. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the years ended December 31, 2021, 2020, and 2019.

	Engineered	Latex	Base			Americas	Corporate
Year Ended	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
December 31, 2021
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$92.7	$—	$92.7
Adjusted EBITDA(1)	94.8	106.5	314.2	183.1	33.7	92.7
Investment in unconsolidated affiliates	—	—	—	—	—	247.8	—	247.8
Depreciation and amortization	71.9	25.1	23.4	10.0	11.5	—	25.6	167.5
Capital expenditures	28.7	29.3	11.9	9.6	13.4	—	24.8	117.7
December 31, 2020
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$67.0	$—	$67.0
Adjusted EBITDA(1)	34.6	76.6	106.0	79.4	3.2	67.0
Investment in unconsolidated affiliates	—	—	—	—	—	240.1	—	240.1
Depreciation and amortization	7.3	26.1	20.1	9.4	11.8	—	17.9	92.6
Capital expenditures	5.4	22.7	13.9	4.5	9.0	—	11.1	66.6
December 31, 2019
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$119.0	$—	$119.0
Adjusted EBITDA(1)	31.4	76.7	98.7	54.4	6.5	119.0
Investment in unconsolidated affiliates	—	—	—	—	—	188.1	—	188.1
Depreciation and amortization	8.9	25.9	19.9	10.9	12.8	—	13.1	91.5
Capital expenditures	6.0	21.4	20.6	4.1	8.1	—	23.8	84.0
(1)	The Company’s primary measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations. Other companies in the industry may define segment Adjusted EBITDA differently than the Company, and as a result, it may be difficult to use segment Adjusted EBITDA, or similarly-named financial measures, that other companies may use to compare the performance of those companies to the Company’s segment performance.

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Year Ended December 31,
	2021	2020	2019
Income from continuing operations before income taxes	$350.5	$105.4	$99.8
Interest expense, net	79.4	43.6	39.3
Depreciation and amortization	167.5	92.6	91.5
Corporate Unallocated(2)	95.6	81.7	85.5
Adjusted EBITDA Addbacks(3)	132.0	43.5	70.6
Segment Adjusted EBITDA	$825.0	$366.8	$386.7
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.

(3)	Adjusted EBITDA addbacks for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Net gain on disposition of businesses and assets	$(0.6)	$(0.4)	$(0.7)
Restructuring and other charges (Note 21)	9.0	5.6	16.8
Acquisition transaction and integration net costs (benefit) (Note 4)	75.3	9.1	(0.9)
Acquisition purchase price hedge loss (gain) (Note 13)	22.0	(7.3)	—
Asset impairment charges or write-offs (Note 14)	6.8	11.0	—
Other items (a)	19.5	25.5	55.4
Total Adjusted EBITDA Addbacks	$132.0	$43.5	$70.6
(a)	Other items for the year ended December 31, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including our ERP upgrade project. Other items for the years ended December 31, 2020 and 2019 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

Geographic Information

As of December 31, 2021, the Company operates 40 manufacturing plants (which include a total of 81 production units) at 33 sites in 15 countries, inclusive of its joint venture. It also operates 11 R&D facilities globally, including technology and innovation development centers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location. The Company is incorporated under the existing laws of Ireland, as discussed in Note 1, which therefore represents its country of domicile. The Company has no existing long-lived assets or sales generated from this country.

	As of and for the Year Ended
	December 31,
	2021	2020	2019
United States
Sales to external customers	$928.7	$466.6	$580.3
Long-lived assets	184.9	43.9	44.9
Right-of-use assets - operating, net	19.5	18.7	10.4
Europe
Sales to external customers	$2,755.8	$1,453.0	$1,761.5
Long-lived assets	410.3	269.1	254.0
Right-of-use assets - operating, net	61.9	53.9	54.5
Asia-Pacific
Sales to external customers	$1,048.8	$753.4	$934.6
Long-lived assets	114.5	118.1	123.3
Right-of-use assets - operating, net	3.9	5.2	5.9
Rest of World
Sales to external customers	$94.2	$71.6	$97.5
Long-lived assets	9.3	—	—
Right-of-use assets - operating, net	—	—	—
Total
Sales to external customers(1)	$4,827.5	$2,744.6	$3,373.9
Long-lived assets(2)	719.0	431.1	422.2
Right-of-use assets - operating, net(3)	85.3	77.8	70.8
(1)	Sales to external customers in Germany represented approximately 12% of the total for each of the years ended December 31, 2021 and 2020, and 10% of the total of the year ended December 31, 2019. Sales to external customers in Hong Kong represented approximately 11%, 14%, and 15% of the total for the years ended December 31, 2021, 2020, and 2019, respectively. Sales to external customers in the Netherlands represented approximately 8% of the total for each of the years ended December 31, 2021, 2020, and 2019.
(2)	Long-lived assets in Germany represented approximately 12%, 22%, and 21% of the total as of December 31, 2021, 2020, and 2019, respectively. Long-lived assets in The Netherlands represented approximately 14%, 26%, and 26% of the total as of December 31, 2021, 2020, and 2019, respectively. Long-lived assets in Italy represented approximately 22%, 6%, and 5% of the total as of December 31, 2021, 2020, and 2019, respectively. Long-lived assets consist of property, plant and equipment, net, and finance lease ROU assets.
(3)	Operating lease ROU assets in The Netherlands represented approximately 48%, 66% and 61% of the total as of December 31, 2021, 2020, and 2019, respectively. Operating lease ROU assets in Ireland represented approximately 10% of the total as of December 31, 2021. There were no balances in Ireland as of December 31, 2020 or 2019.

.

NOTE 21—RESTRUCTURING

Refer to the narrative below for discussion of the Company’s restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the consolidated statements of operations. The following table provides detail of the Company’s restructuring charges for the years ended December 31, 2021, 2020, and 2019:

				Cumulative
	Year Ended December 31,			Life-to-date
	2021	2020	2019	Charges	Segment
Corporate Restructuring Program
Accelerated depreciation	$(0.4)	$2.5	$0.4	$2.5
Employee termination benefits	0.3	2.5	15.6	18.4
Contract terminations	—	2.4	0.4	2.8
Decommissioning and other	—	0.2	—	0.2
Corporate Restructuring Program Subtotal	$(0.1)	$7.6	$16.4	$23.9	N/A(1)
Transformational Restructuring Program
Employee termination benefits	$8.7	$—	$—	$8.7	N/A(1)
Transformational Restructuring Program Subtotal	$8.7	$—	$—	$8.7
Other Restructurings	—	0.5	0.8		Various
Total Restructuring Charges	$8.6	$8.1	$17.2
(1)	As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following tables provide a rollforward of the liability balances associated with the Company’s restructuring activities as of December 31, 2021 and 2020. Employee termination benefit and contract termination charges are recorded within “Accrued expenses and other current liabilities” in the consolidated balance sheets. The liability balance as of December 31, 2021 primarily represents activity related to the transformational restructuring program. The liability balance as of December 31, 2020 primarily represents activity related to the corporate restructuring program. No other individual restructuring activity had a material liability balance as of December 31, 2021 or 2020.

	Balance at			Balance at
	December 31, 2020	Expenses	Deductions(1)	December 31, 2021
Employee termination benefits	$7.9	$9.0	$(6.9)	$10.0
Contract terminations	0.1	—	(0.1)	—
Total	$8.0	$9.0	$(7.0)	$10.0

	Balance at			Balance at
	December 31, 2019	Expenses	Deductions(1)	December 31, 2020
Employee termination benefits	$15.8	$3.9	$(11.8)	$7.9
Contract terminations	0.7	—	(0.6)	0.1
Decommissioning and other	—	0.7	(0.7)	—
Total	$16.5	$4.6	$(13.1)	$8.0
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

Transformational Restructuring Program

In May 2021, the Company approved the transformational restructuring program associated with the Company’s recent strategic initiatives. In connection with this restructuring program, during the year ended December 31, 2021, the Company incurred employee termination benefits charges of $8.7 million. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of December 31, 2021 of less than $1.0 million, the majority of which are expected to be paid by June 30, 2022.

Corporate Restructuring Program

In November 2019, the Company announced the corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency, which continued through the year ended December 31, 2021. The corporate restructuring program is substantially completed as of December 31, 2021.

NOTE 22—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Year Ended December 31, 2021, 2020 and 2019	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2018	$(111.8)	$(39.4)	$8.9	$(142.3)
Other comprehensive income (loss)	5.1	(19.0)	(0.7)	(14.6)
Amounts reclassified from AOCI to net income(1)	—	2.1	(7.6)	(5.5)
Balance at December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)
Other comprehensive loss	(2.3)	(18.3)	(9.0)	(29.6)
Amounts reclassified from AOCI to net income(1)	—	2.7	3.2	5.9
Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income (loss)	(5.3)	28.4	3.4	26.5
Amounts reclassified from AOCI to net income(1)	—	9.9	2.5	12.4
Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
(1)	The following is a summary of amounts reclassified from AOCI to net income for the years ended December 31, 2021, 2020, and 2019.

	Amount Reclassified from AOCI
	Year Ended December 31,			Statement of Operations
AOCI Components	2021	2020	2019	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$(1.0)	$0.8	$(6.7)	Cost of sales
Interest rate swaps	3.5	2.4	(0.9)	Interest expense, net
Total before tax	2.5	3.2	(7.6)
Tax effect	—	—	—	Provision for income taxes
Total, net of tax	$2.5	$3.2	$(7.6)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.9)	$(1.2)	$(1.1)	(a)
Net actuarial loss	7.1	4.4	3.4	(a)
Curtailment and settlement loss	8.4	0.7	0.8	(a)
Total before tax	14.6	3.9	3.1
Tax effect	(4.7)	(1.2)	(1.0)	Provision for income taxes
Total, net of tax	$9.9	$2.7	$2.1
(a)	These AOCI components are included in the computation of net periodic benefit costs. Refer to Note 17 for further information.

...

NOTE 23—EARNINGS PER SHARE

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

The following table presents basic EPS and diluted EPS for the years ended December 31, 2021, 2020, and 2019.

	Year Ended
	December 31,
(in millions, except per share data)	2021	2020	2019
Earnings:
Net income from continuing operations	$279.6	$62.7	$87.1
Net income (loss) from discontinued operations	160.4	(54.8)	4.9
Net income	$440.0	$7.9	$92.0
Shares:
Weighted average ordinary shares outstanding	38.7	38.3	40.3
Dilutive effect of RSUs, option awards, and PSUs(1)	0.9	0.3	0.4
Diluted weighted average ordinary shares outstanding	39.6	38.6	40.7
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	7.22	1.63	2.16
Discontinued operations	4.15	(1.43)	0.12
Income per share—basic	$11.37	$0.20	$2.28
Income (loss) per share—diluted:
Continuing operations	7.07	1.62	2.14
Discontinued operations	4.05	(1.42)	0.12
Income per share—diluted	$11.12	$0.20	$2.26
(1)	Refer to Note 18 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share were 0.6 million, 1.1 million, and 0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

..

NOTE 24 – LEASES

The Company's ROU assets and lease liabilities are classified on its consolidated balance sheets as follows:

	December 31,
	2021	2020	Location on Balance Sheet
Operating lease ROU assets, net	$85.3	$77.8	Right-of-use assets - operating, net
Finance lease ROU assets, net	3.7	7.1	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	18.4	15.5	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	69.2	65.5	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	2.7	3.1	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	1.0	4.1	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

	Year Ended
	December 31,
	2021	2020	2019
Finance lease cost:
Amortization of lease ROU assets	$2.7	$2.7	$0.8
Interest on lease liabilities	0.1	0.2	0.1

Operating lease cost:	20.7	21.0	18.0
Variable lease cost	0.1	0.3	0.2
Total lease cost	$23.6	$24.2	$19.1

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Year Ended
	December 31,
	2021	2020	2019
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$21.4	$19.3	$16.8
Operating cash flows from finance leases	0.1	0.2	0.1
Financing cash flows from finance leases	2.7	2.7	0.8

Non-cash lease liability activity(1):
ROU assets obtained in exchange for new operating lease liabilities	$29.0	$20.5	$85.6
ROU assets obtained in exchange for new finance lease liabilities	0.2	3.0	8.2
(1)	Amounts for the year ended December 31, 2019 include the impact of adopting the new lease accounting standard effective January 1, 2019.

As of December 31, 2021, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	2022	2023	2024	2025	2026	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating Leases	$20.6	$17.5	$12.7	$9.3	$6.8	$32.3	$99.2	$(11.6)	$87.6
Finance Leases	$2.5	$0.6	$0.6	$0.2	$—	$—	$3.9	$(0.2)	$3.7
Total	$23.1	$18.1	$13.3	$9.5	$6.8	$32.3	$103.1	$(11.8)	$91.3

The following table summarizes the weighted average remaining lease terms and the weighted average discount rates as of December 31, 2021, 2020, and 2019:

	As of
	December 31,
	2021	2020	2019
Operating leases:
Weighted average remaining lease term (in years)	7.9	8.9	9.3
Weighted average discount rate	3.4%	3.9%	4.7%

Finance leases:
Weighted average remaining lease term (in years)	2.0	2.6	2.9
Weighted average discount rate	2.8%	2.8%	3.0%

As of December 31, 2021, the Company has additional operating leases that have not yet commenced of $9.6 million. These leases are expected to commence throughout 2022 with lease terms of 1 to 10 years.

NOTE 25—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter(2)	Quarter(2),(3)	Quarter(2),(3)
2021(1)
Net sales	$986.0	$1,273.7	$1,269.3	$1,298.5
Gross profit	188.9	220.0	168.3	121.6
Equity in earnings of unconsolidated affiliates	22.9	30.1	17.1	22.5
Operating income	155.4	151.0	107.8	47.2
Income from continuing operations before income taxes	86.0	156.2	84.9	23.4
Net income from continuing operations	65.8	133.0	79.4	1.4
Net income from discontinued operations, net of income taxes	5.7	18.6	13.7	122.4(4)
Net income	71.5	151.6	93.1	123.8
Net income per share- basic
Continuing operations	$1.71	$3.43	$2.04	$0.04
Discontinued operations	0.15	0.48	0.35	3.16(4)
Net income per share- basic	$1.86	$3.91	$2.39	$3.20
Net income per share- diluted
Continuing operations	$1.67	$3.35	$2.01	$0.04
Discontinued operations	0.14	0.47	0.35	3.10(4)
Net income per share- diluted	$1.81	$3.82	$2.36	$3.14

	First	Second	Third	Fourth
	Quarter	Quarter(5)	Quarter	Quarter
2020(1)
Net sales	$763.0	$534.3	$679.2	$768.1
Gross profit	57.7	23.4	106.3	133.7
Equity in earnings of unconsolidated affiliates	9.8	14.4	18.3	24.6
Operating income (loss)	(15.4)	(15.1)	78.3	101.8
Income (loss) from continuing operations before income taxes	(27.2)	(27.2)	67.1	92.7
Net income (loss) from continuing operations	(69.4)	25.8	40.2	66.2
Net income (loss) from discontinued operations, net of income taxes	33.2	(154.2)	65.6	0.5
Net income (loss)	(36.3)	(128.4)	105.8	66.7
Net income (loss) per share- basic:
Continuing operations	$(1.80)	$0.68	$1.05	$1.73
Discontinued operations	0.86	(4.04)	1.72	0.01
Net income (loss) per share- basic	$(0.94)	$(3.36)	$2.77	$1.74
Net income (loss) per share- diluted:
Continuing operations	$(1.80)	$0.67	$1.04	$1.70
Discontinued operations	0.86	(4.02)	1.71	0.01
Net income (loss) per share- diluted	$(0.94)	$(3.35)	$2.75	$1.71
(1)	Beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business as discontinued operations for all periods presented. Refer to Note 5 for more information.
(2)	Includes the results of the PMMA Acquisition subsequent to its closing date of May 3, 2021. Refer to Note 4 for more information.
(3)	Includes the results of the Aristech Surfaces Acquisition subsequent to its closing date of September 1, 2021. Refer to Note 4 for more information.
(4)	Includes the operating results of the Synthetic Rubber business, which the Company sold on December 1, 2021, as well as the after-tax gain on sale of $117.8 million. Refer to Note 5 for more information.
(5)	The most significant negative impacts of the COVID-19 pandemic were realized in the second quarter of 2020, noting significant improvement in demand and results in the third and fourth quarters of 2020.

TRINSEO PLC

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at	Charged to	Deduction		Currency	Balance at
	Beginning of	Cost and	from		Translation	End of
	the Period	Expense	Reserves		Adjustments	the Period
Allowance for doubtful accounts:
Year ended December 31, 2021	$5.8	$(1.5)	$(0.2)	(a)	$—	$4.1
Year ended December 31, 2020	5.3	0.2	$(1.1)	(a)	$1.4	5.8
Year ended December 31, 2019	6.1	(0.7)	(0.2)	(a)	0.1	5.3

Tax valuation allowances:
Year ended December 31, 2021	$220.5	$(89.7)	$—		$(3.1)	$127.7
Year ended December 31, 2020	218.0	(1.4)	$—		$3.9	220.5
Year ended December 31, 2019	167.6	50.4	—		—	218.0
(a)	Amounts written off, net of recoveries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of

Americas Styrenics LLC

The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americas Styrenics LLC and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

February 11, 2022

We have served as the Company’s auditor since 2008.

 AMERICAS STYRENICS LLC

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(In millions of dollars)

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51.7	$54.3
Trade receivables (net of estimated credit losses of $2.4 in 2021 and $1.5 in 2020)	183.1	120.8
Related company receivables	6.5	5.9
Inventories	182.8	147.8
Other current assets	23.6	10.7
Total current assets	447.7	339.5
NET PROPERTY, PLANT AND EQUIPMENT	229.7	240.7
RIGHT-OF-USE OF ASSETS-OPERATING, NET	16.8	19.1
INVESTMENT IN UNCONSOLIDATED AFFILIATE	0.1	0.1
OTHER ASSETS:
Deferred income taxes	2.2	1.1
Other assets	5.4	5.1
Total other assets	7.6	6.2
TOTAL	$701.9	$605.6
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$102.0	$50.0
Related company payables	44.5	43.6
Other payables	18.0	8.0
Income taxes payable	6.8	5.2
Accrued liabilities	17.4	11.9
Current lease liabilities	4.9	5.2
Total current liabilities	193.6	123.9
POSTRETIREMENT BENEFIT LIABILITY	17.1	17.4
LONG-TERM LEASE LIABILITIES	11.8	14.1
OTHER LONG-TERM LIABILITIES	2.5	2.4
Total liabilities	225.0	157.8
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBERS’ EQUITY:
Members' equity	477.8	448.8
Accumulated other comprehensive loss	(0.9)	(1.0)
Total members’ equity	476.9	447.8
TOTAL	$701.9	$605.6

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(In millions of dollars)

	2021	2020	2019
Net sales	$1,822.3	$1,115.6	$1,486.1
Cost of sales	1,568.5	985.2	1,242.9
Gross margin	253.8	130.4	243.2
Technical service and development	2.1	2.0	2.3
Selling and marketing	9.5	8.9	9.5
Administrative	32.2	28.0	31.3
Foreign exchange loss	2.4	1.6	0.6
Equity in loss of investment in unconsolidated affiliate	1.1	1.6	1.2
Other operating expense - net	1.4	1.6	1.2
Operating income	205.1	86.7	197.1
Interest income	—	—	0.2
Other expense - net	(0.6)	(1.2)	(1.3)
Income before income taxes	204.5	85.5	196.0
Income tax expense	(5.5)	(5.0)	(3.5)
Net income	199.0	80.5	192.5
Other comprehensive income (loss):
Net actuarial (loss) gain	0.1	(0.3)	(1.2)
Reclassification of prior-service cost to income	—	0.6	0.7
Net other comprehensive (loss) income — defined benefit plans	0.1	0.3	(0.5)
Total comprehensive income	$199.1	$80.8	$192.0

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(In millions of dollars)

		Accumulated
		Other
	Members'	Comprehensive
	Equity	Loss	Total
BALANCE—January 1, 2019	$425.8	$(0.8)	$425.0
Distribution to Members	(220.0)	—	(220.0)
Defined benefit plans—other comprehensive loss	—	(0.5)	(0.5)
Net income	192.5	—	192.5
BALANCE—December 31, 2019	398.3	(1.3)	397.0
Distribution to Members	(30.0)	—	(30.0)
Defined benefit plans—other comprehensive income	—	0.3	0.3
Net income	80.5	—	80.5
BALANCE—December 31, 2020	448.8	(1.0)	447.8
Distribution to Members	(170.0)	—	(170.0)
Defined benefit plans—other comprehensive income	—	0.1	0.1
Net income	199.0	—	199.0
BALANCE—December 31, 2021	$477.8	$(0.9)	$476.9

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(In millions of dollars)

	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$199.0	$80.5	$192.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.0	39.6	41.4
Net loss on disposal of assets	—	0.5	0.7
Deferred income taxes (benefit)	(1.1)	(0.1)	0.3
Equity in loss of investment in unconsolidated affiliate	1.1	1.6	1.1
Allowance for doubtful accounts	(0.9)	(0.6)	(0.3)
Changes in assets and liabilities that provided (used) cash:
Trade receivables	(61.4)	(3.1)	48.6
Related company receivables	(0.6)	0.2	(0.6)
Inventories	(35.0)	(2.1)	9.3
Trade payables	52.0	(39.3)	(16.7)
Related company payables	0.9	9.0	5.6
Other assets and liabilities	(2.3)	2.1	7.2
Net cash provided by operating activities	187.7	88.3	289.1
INVESTING ACTIVITIES:
Capital expenditures	(19.2)	(46.3)	(54.4)
Disposal of assets	0.1	0.1	—
Investment in unconsolidated affiliate	(1.2)	—	(3.8)
Net cash used in investing activities	(20.3)	(46.2)	(58.2)
FINANCING ACTIVITY—Distribution to Members	(170.0)	(30.0)	(220.0)
Cash used in financing activity	(170.0)	(30.0)	(220.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.6)	12.1	10.9
CASH AND CASH EQUIVALENTS—Beginning of year	54.3	42.2	31.3
CASH AND CASH EQUIVALENTS—End of year	$51.7	$54.3	$42.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activity—capital expenditures payable	$6.7	$1.9	$7.6
Cash paid for income taxes	$5.4	$2.9	$3.9

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

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

Cash and Cash Equivalents—Included in cash and cash equivalents, from time to time, are short-term interest-bearing investments on deposit with financial institutions. There is nil of interest-bearing investments at December 31, 2021 and 2020.

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

Inventories—Inventories at December 31, 2021 and 2020, were as follows:

	2021	2020
Finished goods	$73.6	$57.8
Work in process	47.3	45.8
Raw materials	43.0	24.3
Supplies	18.9	19.9
Total inventories	$182.8	$147.8

Inventories are stated at the lower of cost or net realizable value. Finished products and work-in-process inventories include material, labor, and manufacturing overhead costs. US inventories are accounted for on a last-in, first-out (LIFO) basis. The reserves reducing inventories from a first-in, first-out (FIFO) basis to a LIFO basis amounted to $70.8 at December 31, 2021, and $22.8 at December 31, 2020. In 2021, the liquidation of certain of the Company’s LIFO inventory layers increased operating income by $2.4. Inventories held by foreign subsidiaries are accounted for on a FIFO basis.

Property, Plant, and Equipment—Upon formation of the Company, property, plant, and equipment were recorded at the net book value of the original contributing members (CPChem and The Dow Chemical Company or “Dow”). Current additions of property, plant, and equipment are recorded at cost. The Company provides for depreciation using the straight-line method at rates based on the estimated service lives of the various classes of assets (3–45 years). Expenditures for repairs and maintenance, including major maintenance commonly known as turnarounds, are expensed as incurred. Depreciation expense for 2021, 2020 and 2019 was $34.6, $37.3, and $38.5, respectively. Components of property, plant, and equipment at December 31, 2021 and 2020, are as follows:

	2021	2020
Land and waterway improvements	$13.2	$13.2
Buildings	38.8	36.7
Transportation and construction equipment	61.7	62.0
Machinery and other equipment	959.5	968.9
Utilities and supply lines/other property	27.5	22.5
Construction in progress	20.7	14.6
Total property, plant, and equipment	1,121.4	1,117.9
Less accumulated depreciation	(891.7)	(877.2)
Net property, plant, and equipment	$229.7	$240.7

Leases— On January 1, 2020, the Company adopted the new lease accounting guidance, Topic 842, issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method. The Company’s accounting policy and practical expedient elections related to accounting for leases, including those elected as a result of the adoption of Topic 842, are summarized as follows:

●	Package of practical expedients – The Company did not reassess whether expired or existing contracts contain a lease, did not reassess the classification of expired or existing leases, and did not reassess whether lease initial direct costs would qualify for capitalization under the new lease accounting standards.
●	Lease and non-lease components as lessee – For leases across all asset classes in which the Company is a lessee (discussed below), the Company did not separate non-lease components from lease components and instead accounted for these items as a single lease component.
●	Land easements – The Company did not reassess whether existing land easements at transition not accounted for as leases under ASC 840 are or contain a lease under the new lease accounting pronouncement.
●	Use of short-term lease exemption – The Company elected to utilize the practical expedient for short-term leases.
●	Use of risk-free discount rate for the lease – The Company elected to utilize the practical expedient to utilize a risk-free discount rate when the rate is not readily determinable in the lease.

The determination of whether a contract is or contains a lease is performed at the lease inception date. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using the risk-free rate as the implicit rates are not readily determinable for our leases.

Equity Method Investments—The Company established the Regenyx LLC joint venture in April 2019 for which the Company has an ownership percentage of 50%. We account for our equity investment where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received. The Company’s investment in this unconsolidated affiliate was $0.1 as of December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets—The Company evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated, separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2021, 2020, or 2019.

Asset Retirement Obligation—The Company assesses whether it has legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, including any legal obligations that require disposal of a replaced part that is a component of a tangible long-lived asset. At December 31, 2021 and 2020, the Company had no significant asset retirement obligations.

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

Subsequent Events—The Company has evaluated subsequent events through February 11, 2022, the date the financial statements were available to be issued.

3.	RECENT ACCOUNTING GUIDANCE

Accounting Pronouncements Adopted during 2021

We adopted the following accounting pronouncements during 2021, which did not have a significant impact on our consolidated financial statements:

●FASB ASU 2021-03, Intangibles — Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events; and
●	FASB ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

Accounting Pronouncements Pending Adoption in Future Periods—The following accounting pronouncements becomes effective subsequent to fiscal year 2021, and we do not expect them to have a significant impact on our consolidated financial statements upon adoption:

●	FASB ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments
●	FASB ASU 2021-09, Leases (Topic 842): Discount Rate for Lessees That Are Not Public Business Entities
4.	REVOLVING CREDIT FACILITY

The Company’s unsecured $50.0 revolving credit facility with Comerica Bank terminates in May 2025. Interest on amounts drawn under the facility equal, at the Company’s option, the LIBOR-based Rate or the Base Rate plus, in each case, the Applicable Margin as defined in the credit agreement. There were no outstanding borrowings at December 31, 2021 or 2020.

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

The amount of consideration the Company receives and recognizes as revenue is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order or in the sales contract is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances. In order to estimate the applicable variable consideration, the Company uses historical and current trend information to estimate the amount of discounts or rebates to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and included when determining the transaction price have not materially differed. Payment terms vary, with the majority settling within 90 days. As standard payment terms are less than one year, the Company has elected to not assess whether a contract has a significant financing component. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured.

6.	INCOME TAXES

The components of income before taxes for the years ended December 31, 2021, 2020, and 2019, are as follows:

	2021	2020	2019
Domestic	$193.3	$73.9	$179.2
Foreign	11.2	11.6	16.8
Total income before taxes	$204.5	$85.5	$196.0

The components of income tax expense for the years ended December 31, 2021, 2020, and 2019, are as follows:

	2021	2020	2019
State—current	$—	$0.1	$0.1
Foreign—current	6.6	5.2	3.5
Foreign—deferred	(1.1)	(0.3)	(0.1)
Total income tax expense	$5.5	$5.0	$3.5

The components of deferred income tax assets at December 31, 2021 and 2020, are as follows:

	2021	2020
Inventory	$1.7	$0.7
Fixed assets	0.3	0.3
Other temporary differences	0.2	0.1
Total deferred tax	$2.2	$1.1

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

As of December 31, 2021 and 2020, the RRA had benefit obligations in the amount of $18.4 and $18.6, respectively. The increases in the RRA benefit obligation as of December 31, 2021 and 2020 are primarily due to changes in the discount rates. The Company contributed and paid benefits in the amount of $1.0 in 2021 and $0.8 in each 2020 and 2019.

At December 31, 2021 and 2020, amounts recognized in the consolidated balance sheets consist of:

	2021	2020
Current liabilities	$(1.3)	$(1.2)
Noncurrent liabilities	(17.1)	(17.4)
Total	$(18.4)	$(18.6)

At December 31, 2021 and 2020, amounts recognized in accumulated other comprehensive loss were as follows:

	2021	2020
Net actuarial loss	$0.9	$1.0
Prior service cost	—	—
Total	$0.9	$1.0

Net periodic benefit cost and components of other amounts recognized in other comprehensive (income) loss were as follows:

	2021	2020	2019
Service cost	$0.6	$0.5	$0.5
Interest cost	0.4	0.5	0.7
Amortization of prior service cost	—	0.7	0.6
Net periodic postretirement benefit cost	$1.0	$1.7	$1.8
Other changes in benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	(0.1)	0.3	1.2
Recognized prior-service cost	—	(0.6)	(0.7)
Total recognized in other comprehensive (loss) income	(0.1)	(0.3)	0.5
Total recognized in net periodic benefit cost and other comprehensive loss	$0.9	$1.4	$2.3

Actuarial assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2021	2020	2019
Discount rate used to determine net periodic benefit cost	2.2%	2.9%	4.3%
Discount rate used to determine benefit obligation at December 31	2.3%	2.2%	N/A

	2021	2020	2019
Health Care Cost Assumptions
Initial health care cost trend rate	7.5/6.2%	6.6%	7.0%
Ultimate health care cost trend rate	4.5%	4.5%	4.5%
Year ultimate reached	2034/2031	2027	2027

Estimated health care cost trend rates can have a significant effect on the amounts reported for the RRA. Effective 2021, the initial health care cost trend rates were updated to determine a pre-65 and post 65 rate and ultimate year.

The Company expects to contribute approximately $1.4 to its RRA plan in 2022.

At December 31, 2021, the estimated future benefit payments, reflecting expected future service, as appropriate, are expected to be paid as follows:

2022	$1.4
2023	1.5
2024	1.7
2025	1.8
2026	1.9
2027 through 2031	8.2
Total	$16.5

The Company also has a defined contribution employee savings plan and made discretionary contributions of $4.3 in 2021, $4.4 in 2020, and $4.2 in 2019.

8.	LEASES

We primarily lease buildings, tanks, railcars, vehicles, and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our leases have remaining lives from one month to 8 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately 1-10 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of the Company’s lease costs are classified on its consolidated statements of comprehensive income in Cost of Sales as follows:

	2021	2020
Operating lease cost	$6.4	$5.8
Short-term lease cost	2.8	7.2
Variable (income) lease cost	(0.1)	0.1
Total lease cost	$9.1	$13.1

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	2021	2020
Cash paid related to lease liabilities
Operating cash flows from operating leases	$6.0	$5.7
Non-cash lease liability activity(1)
Right-of-use assets obtained in exchange for operating lease liabilities	$3.7	$24.5
(1)	Amounts for the 2020 period include the impact of adopting the new lease accounting standard effective January 1, 2020.

The weighted average lease term and discount rate for our operating leases are as follows:

	2021	2020
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	2.0%	2.0%

As of December 31, 2021, the maturities of the Company's operating lease liabilities were as follows:

Maturity of Lease Liabilities by Year
2022	2023	2024	2025	2026	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
$5.2	$3.7	$2.4	$2.2	$1.4	$2.6	$17.5	$(0.8)	$16.7

As of December 31, 2021, we have additional leases, primarily for catalyst, that have not yet commenced of approximately $1.5. These leases will commence in 2022 with lease terms of up to seven years.

9.	COMMITMENTS AND CONTINGENCIES

Commitments—The Company and its subsidiaries maintain short-term rentals and non-cancelable long-term outside service agreements which expire on varying dates between 2022 and 2029.

Total future minimum commitments in effect at December 31, 2021 are as follows:

Years Ending December 31
2022	$6.2
2023	3.8
2024	1.6
2025	0.6
2026	0.6
2027 and thereafter	1.3
Total	$14.1

Expense for total short-term rental and long-term commitments was $8.3, $12.8, and $8.3, for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company has entered into long-term sales commitments and purchase agreements with several of its key suppliers, including its Members (see Note 10). The commitment contracts are for one- to three-year periods. Because the pricing and supply fluctuates with the commodity market, a definitive dollar value cannot be determined.

In addition, the Company has purchase commitments of $42.0 mainly related to certain feedstock, utility, and third-party service costs. The Company does not consider purchase orders to be firm commitments. If the Company chooses to cancel a purchase order, it may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

Contingencies—The Company is a party to various legal proceedings and claims incidental to the normal conduct of its business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets or statements of comprehensive income.

Pursuant to the contribution agreement, all preexisting environmental matters have been outlined for each site and any contingencies are the responsibility of the original contributing members. All subsequent obligations are the liability of the Company. No environmental reserve was recorded as of December 31, 2021 and 2020.

10.	RELATED-PARTY TRANSACTIONS

The Company entered into various supply and purchase agreements with the Members and their affiliated companies. These agreements include sales and purchases of energy, raw materials, and services. A summary of transactions for the years ended December 31, 2021, 2020, and 2019, is as follows:

	2021	2020	2019
Net sales	$74.6	$56.5	$86.5
Purchases	612.6	260.6	365.2

Balances receivable and payable to the Members are presented in the consolidated balance sheets as related company receivables and payables.

******