Form 10-Q
period 2022-03-31
Trinseo PLC
filed 2022-05-05
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, there were 36,151,314 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2022

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo” refers to Trinseo PLC (NYSE: TSE), a public limited company existing under the laws of Ireland, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a consolidated entity. Trinseo PLC is the surviving entity of a cross-border merger with our predecessor company, Trinseo S.A., which merger was approved by shareholders in June 2021 and completed in October 2021. All financial data provided in this Quarterly Report is the financial data of Trinseo PLC, unless otherwise indicated. Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”). The Company may distribute cash to shareholders under Irish law via dividends or distributions made out of distributable profits.

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains, without limitation, statements concerning plans, objectives, goals, projections, forecasts, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to complete the sale of our Styrenics business; our ability to successfully execute our transformation strategy and business strategy; our ability to integrate acquired businesses; global supply chain volatility, increased costs or disruption in the supply of raw materials or increased costs for transportation of our products; the European Commission request for information; the nature of investment opportunities presented to the Company from time to time; and those discussed in our Annual Report filed with the SEC on February 23, 2022 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$448.7	$573.0
Accounts receivable, net of allowance	814.3	740.2
Inventories	682.0	621.0
Other current assets	41.4	44.3
Total current assets	1,986.4	1,978.5
Investments in unconsolidated affiliates	262.0	247.8
Property, plant and equipment, net	692.7	719.0
Other assets
Goodwill	727.4	710.1
Other intangible assets, net	814.5	823.8
Right-of-use assets - operating, net	81.4	85.3
Deferred income tax assets	73.3	77.6
Deferred charges and other assets	62.4	70.1
Total other assets	1,759.0	1,766.9
Total assets	$4,700.1	$4,712.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$18.2	$18.5
Accounts payable	600.8	590.3
Current lease liabilities - operating	18.3	18.4
Income taxes payable	57.4	52.1
Accrued expenses and other current liabilities	245.8	235.1
Total current liabilities	940.5	914.4
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,304.3	2,305.6
Noncurrent lease liabilities - operating	65.1	69.2
Deferred income tax liabilities	109.5	103.2
Other noncurrent obligations	307.9	306.7
Total noncurrent liabilities	2,786.8	2,784.7
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (March 31, 2022: 39.1 shares issued and 37.2 shares outstanding; December 31, 2021: 38.9 shares issued and 37.9 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (March 31, 2022: 0.025 shares issued and outstanding; December 31, 2021: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	475.7	468.1
Treasury shares, at cost (March 31, 2022: 1.9 shares; December 31, 2021: 1.0 shares)	(100.0)	(50.0)
Retained earnings	746.4	741.8
Accumulated other comprehensive loss	(149.7)	(147.2)
Total shareholders’ equity	972.8	1,013.1
Total liabilities and shareholders’ equity	$4,700.1	$4,712.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$1,386.7	$986.0
Cost of sales	1,210.7	797.1
Gross profit	176.0	188.9
Selling, general and administrative expenses	96.7	56.5
Equity in earnings of unconsolidated affiliates	21.6	22.9
Other charges	36.3	—
Operating income	64.6	155.3
Interest expense, net	21.9	12.0
Acquisition purchase price hedge loss	—	55.0
Other expense, net	3.0	2.4
Income from continuing operations before income taxes	39.7	85.9
Provision for income taxes	22.6	20.1
Net income from continuing operations	17.1	65.8
Net income (loss) from discontinued operations, net of income taxes	(0.4)	5.7
Net income	$16.7	$71.5
Weighted average shares- basic	37.3	38.5
Net income (loss) per share- basic:
Continuing operations	$0.46	$1.71
Discontinued operations	(0.01)	0.15
Net income per share- basic	$0.45	$1.86
Weighted average shares- diluted	38.1	39.5
Net income (loss) per share- diluted:
Continuing operations	$0.45	$1.67
Discontinued operations	(0.01)	0.14
Net income per share- diluted	$0.44	$1.81

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$16.7	$71.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(4.3)	0.4
Net gain on cash flow hedges	1.5	4.6
Pension and other postretirement benefit plans:
Amounts reclassified from accumulated other comprehensive income	0.3	1.1
Total other comprehensive income (loss), net of tax	(2.5)	6.1
Comprehensive income	$14.2	$77.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net income	—	—	—	—	—	—	—	—	16.7	16.7
Other comprehensive loss	—	—	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation activity	0.2	—	—	—	—	7.6	—	—	—	7.6
Purchase of treasury shares	(0.9)	0.9		—		—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(12.1)	(12.1)
Balance at March 31, 2022	37.2	1.9	—	$0.4	$—	$475.7	$(100.0)	$(149.7)	$746.4	$972.8
Balance at December 31, 2020	38.4	10.4	—	$0.5	$—	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	—	—	71.5	71.5
Other comprehensive income	—	—	—	—	—	—	—	6.1	—	6.1
Share-based compensation activity	0.3	(0.3)	—	—	—	(1.1)	12.9	—	—	11.8
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	—	—	(3.4)	(3.4)
Balance at March 31, 2021	38.7	10.1	—	$0.5	$—	$578.5	$(530.0)	$(180.0)	$807.3	$676.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$16.7	$71.5
Less: Net income (loss) from discontinued operations	(0.4)	5.7
Net income from continuing operations	17.1	65.8
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities - continuing operations
Depreciation and amortization	53.0	23.1
Amortization of deferred financing fees and issuance discount	2.3	1.2
Deferred income tax	9.0	6.6
Share-based compensation expense	8.3	3.4
Earnings of unconsolidated affiliates, net of dividends	(14.1)	(7.9)
Unrealized net gain on foreign exchange forward contracts	(2.6)	(21.8)
Acquisition purchase price hedge loss	—	55.0
Gain on sale of businesses and other assets	(0.3)	(0.2)
Asset impairment charges or write-offs	0.7	—
Changes in assets and liabilities
Accounts receivable	(79.8)	(138.8)
Inventories	(66.2)	(82.5)
Accounts payable and other current liabilities	42.0	114.9
Income taxes payable	5.9	4.9
Other assets, net	12.7	4.7
Other liabilities, net	6.8	12.3
Cash provided by (used in) operating activities - continuing operations	(5.2)	40.7
Cash provided by operating activities - discontinued operations	0.2	10.3
Cash provided by (used in) operating activities	(5.0)	51.0
Cash flows from investing activities
Capital expenditures	(23.9)	(11.2)
Cash paid for asset or business acquisitions, net of cash acquired ($1.0 and $0.0)	(22.2)	—
Cash used in investing activities - continuing operations	(46.1)	(11.2)
Cash used in investing activities - discontinued operations	(0.9)	(1.4)
Cash used in investing activities	(47.0)	(12.6)
Cash flows from financing activities
Deferred financing fees	—	(1.3)
Short-term borrowings, net	(3.6)	(2.8)
Purchase of treasury shares	(51.9)	—
Dividends paid	(12.4)	(3.3)
Proceeds from exercise of option awards	1.7	9.0
Withholding taxes paid on restricted share units	(0.8)	(0.8)
Repayments of 2024 Term Loan B and 2028 Term Loan B	(3.6)	—
Net proceeds from issuance of 2029 Senior Notes	—	450.0
Cash provided by (used in) financing activities	(70.6)	450.8
Effect of exchange rates on cash	(1.7)	(9.5)
Net change in cash, cash equivalents, and restricted cash	(124.3)	479.7
Cash, cash equivalents, and restricted cash—beginning of period	573.0	588.7
Cash, cash equivalents, and restricted cash—end of period	$448.7	$1,068.4
Less: Restricted cash	—	(450.0)
Cash and cash equivalents—end of period	$448.7	$618.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2022 and 2021 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2021 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended March 31, 2022. However, actual results could differ from these estimates and assumptions.

The December 31, 2021 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2021 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications pertain primarily to the Company’s entry into an agreement during the second quarter of 2021 to sell its Synthetic Rubber business, as a result of which the Company reclassified its Synthetic Rubber assets and liabilities as held-for-sale and reclassified the operating results of its Synthetic Rubber business, net of taxes, as discontinued operations for all periods presented. The sale of the Synthetic Rubber business was completed in December 2021. Refer to Note 4 for further information. Throughout this Quarterly Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of March 31, 2022, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—ACQUISITIONS

Acquisition of Heathland B.V.

On January 3, 2022, the Company completed the acquisition of Heathland B.V. (“Heathland”) from Heathland Holding B.V. (“Heathland Holding”), through the purchase of all issued and outstanding shares (the “Heathland Acquisition”). The Heathland Acquisition was completed pursuant to the Sale and Purchase Agreement dated December 3, 2021 (“Heathland Agreement”), by and between the Company and Heathland Holding. Heathland is a leading collector and recycler of post-consumer and post-industrial plastic wastes in Europe. The total purchase price consideration is estimated to be $29.3 million, including an initial cash purchase price of $22.9 million, subject to customary working capital and other closing adjustments, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments. The maximum amount of potential earn-out payments is $6.8 million, which amounts will become payable to Heathland Holding as and when the related performance milestones or thresholds are achieved over the three-year period following the date of acquisition. The Heathland Acquisition was funded through existing cash on hand.

Additionally, the Heathland Agreement includes a service fee of approximately $4.5 million, payable to Heathland Holdings contingent upon the continued employment of certain Heathland employees for three years following the acquisition date. The Company has not included this service fee as part of the estimated purchase price and instead will accrue for the service fee as compensation expense over the three-year period in which it is earned.

The Company accounted for the acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the acquisition, however, preliminary measurements of fair value, are subject to change during the measurement period.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The table below summarizes the purchase price allocation for the assets acquired and liabilities assumed, based on their relative fair values, which have been assessed as of the January 3, 2022 acquisition date:

January 3,
2022
Cash and cash equivalents	$1.0
Other current assets	1.3
Other intangible assets (1)
Customer relationships	5.1
Tradenames	0.9
Developed technology	0.2
Other assets	1.0
Total fair value of assets acquired	9.5

Current liabilities	(1.3)
Noncurrent liabilities	(1.6)
Total fair value of liabilities assumed	(2.9)
Net identifiable assets acquired	6.6
Purchase price consideration	29.3
Goodwill (2)	$22.7
(1)	The expected weighted average useful life of the acquired intangible assets are 7 years for customer relationships, tradenames and developed technology.
(2)	Goodwill largely consists of strategic and synergistic opportunities resulting from combining Heathland with the Company’s existing businesses and is allocated entirely to the Base Plastics segment. No goodwill related to this acquisition is expected to be deductible for income tax purposes.

Pro forma results of operations information have not been presented as the effect of the acquisition is not material. The operating results of the Heathland acquisition are included within the Company's condensed consolidated statements of operations since the acquisition date of January 3, 2022 and were not material for the three months ended March 31, 2022. Pursuant to GAAP, costs incurred to complete the Heathland Acquisition as well as costs incurred to integrate into the Company’s operations are expensed as incurred. Transaction-related costs incurred, which are included within “Selling, general, and administrative expenses” in the condensed consolidated statements of operations, were not material for the three months ended March 31, 2022.

Acquisition of Aristech Surfaces

On September 1, 2021, the Company completed its previously announced acquisition of Aristech Surfaces LLC (“Aristech Surfaces”) from SK AA Holdings LLC (“SK AA Holdings”), the sole member of Aristech Surfaces, through purchase of 100% membership interest and intellectual property (the “Aristech Surfaces Acquisition”). The purchase price consideration for the Aristech Surfaces Acquisition amounted to was $449.5 million, all of which was paid for during the year ended December 31, 2021 (noting no cash flows during the three months ended March 31, 2021). Aristech Surfaces is a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, whose results are included within the Engineered Materials segment. Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter tops, signage, bath products and recreational vehicles.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information. During the first quarter of 2022, there were no changes to the purchase price allocation for the acquisition of the Aristech Surfaces business. However, further adjustments may be necessary as a result of the Company’s on-going assessment of additional information that existed as of the acquisition date related to the fair value of assets acquired and liabilities assumed, including goodwill, during the measurement period.

Acquisition of the PMMA Business

On May 3, 2021, the Company completed its previously-announced acquisition of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) business (together, the “PMMA business”) from Arkema S.A., (“Arkema”) through the purchase of 100% of the shares of certain subsidiaries of Arkema (the “PMMA Acquisition”). The purchase price consideration for the PMMA Acquisition was $1,364.9 million, all of which was paid for during the year ended December 31, 2021 (noting no cash flows during the three months ended March 31, 2021). PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics. PMMA results are included within the Engineered Materials segment.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information. During the first quarter of 2022, there were no changes to the purchase price allocation for the acquisition of the PMMA business. However, further adjustments may be necessary as a result of the Company’s on-going assessment of additional information that existed as of the acquisition date related to the fair value of assets acquired and liabilities assumed, including goodwill, during the measurement period.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated results of operations of the Company with the PMMA business and Aristech Surfaces for the three months ended March 31, 2021 as if these acquisitions had occurred on January l, 2021. The proforma results were calculated by combining the results of Trinseo with the PMMA business and Aristech Surfaces but do not include adjustments related to cost savings or other synergies that are anticipated as a result of these acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2021, nor are they indicative of future results of operations.

Three Months Ended
March 31,
2021
Net sales	$1,194.1
Net income	$78.8
Income from continuing operations	$73.1

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Synthetic Rubber business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by Trinseo. Refer to the Annual Report for further information. At closing, the Company and Synthos executed a long-term supply agreement, in which Trinseo will supply Synthos certain raw materials used in the Synthetic Rubber business subsequent to the sale. For the three months ended March 31, 2022, the Company recorded $19.1 million in net sales and $16.2 million in cost of sales related to the supply agreement, which is recorded in continuing operations.

The following table summarizes the results of the Synthetic Rubber business for the three months ended March 31, 2022 and 2021, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021
Net sales	$0.1	$124.2
Cost of sales	0.7	111.1
Gross profit (loss)	(0.6)	13.1
Selling, general and administrative expenses	(0.2)	6.2
Operating income (loss)	(0.4)	6.9
Other expense, net	—	0.2
Income (loss) from discontinued operations before income taxes	(0.4)	6.7
Provision for income taxes	—	1.0
Net income (loss) from discontinued operations	$(0.4)	$5.7

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

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2022 and 2021. Prior period balances in this table have been recast to reflect current period presentation, as described in Notes 1 and 4, including updates for the classification of the Company’s former Synthetic Rubber segment as discontinued operations and the Company’s prior year resegmentation.

	Engineered	Latex	Base
Three Months Ended	Materials	Binders	Plastics	Polystyrene	Feedstocks	Total
March 31, 2022
United States	$138.4	$82.2	$84.5	$—	$3.9	$309.0
Europe	118.7	150.9	246.6	214.6	66.4	797.2
Asia-Pacific	35.3	71.7	37.2	103.4	—	247.6
Rest of World	2.8	1.9	28.2	—	—	32.9
Total	$295.2	$306.7	$396.5	$318.0	$70.3	$1,386.7
March 31, 2021
United States	$10.3	$67.8	$62.5	$—	$3.4	$144.0
Europe	21.0	117.5	197.9	149.3	70.0	555.7
Asia-Pacific	34.2	63.9	48.8	117.6	—	264.5
Rest of World	0.3	1.8	19.7	—	—	21.8
Total	$65.8	$251.0	$328.9	$266.9	$73.4	$986.0

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

	Three Months Ended
	March 31,
	2022	2021
Sales	$524.4	$423.0
Gross profit	$48.1	$65.4
Net income	$36.1	$51.1

As of March 31, 2022 and December 31, 2021, the Company’s investment in Americas Styrenics was $262.0 million and $247.8 million, respectively, which was $13.0 million and $9.4 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.7 years as of March 31, 2022. The Company received dividends of $7.5 million and $15.0 million from Americas Styrenics during the three months ended March 31, 2022 and 2021, respectively.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Finished goods	$309.7	$279.2
Raw materials and semi-finished goods	334.3	303.9
Supplies	38.0	37.9
Total	$682.0	$621.0

NOTE 8—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, debt consisted of the following:

			March 31, 2022			December 31, 2021
	Interest Rate as of March 31, 2022	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.457%	September 2024	$668.6	$(7.3)	$661.3	$670.4	$(8.0)	$662.4
2028 Term Loan B	2.957%	May 2028	741.1	(16.4)	724.7	742.8	(17.0)	725.8
2026 Revolving Facility(2)	Various	May 2026	—	—	—	—	—	—
2029 Senior Notes	5.125%	April 2029	450.0	(14.3)	435.7	450.0	(14.7)	435.3
2025 Senior Notes	5.375%	September 2025	500.0	(4.7)	495.3	500.0	(5.0)	495.0
Accounts Receivable Securitization Facility(3)	Various	November 2024	—	—	—	—	—	—
Other indebtedness	Various	Various	5.5	—	5.5	5.6	—	5.6
Total debt			$2,365.2	$(42.7)	$2,322.5	$2,368.8	$(44.7)	$2,324.1
Less: current portion(4)					(18.2)			(18.5)
Total long-term debt, net of unamortized deferred financing fees					$2,304.3			$2,305.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	As of March 31, 2022, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $368.6 million (net of $6.4 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of March 31, 2022, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $145.7 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.
(4)	The current portion of long-term debt was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B as of March 31, 2022 and December 31, 2021.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2021 to March 31, 2022:

	Engineered	Latex	Base			Americas
	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2021	$667.3	$15.9	$22.4	$4.5	$—	$—	$710.1
Acquisitions (Note 3)	—	—	22.7	—	—	—	22.7
Foreign currency impact	(4.0)	(0.4)	(0.9)	(0.1)	—	—	(5.4)
Balance at March 31, 2022	$663.3	$15.5	$44.2	$4.4	$—	$—	$727.4

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

As of March 31, 2022, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $763.6 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2022:

March 31,
Buy / (Sell)	2022
Euro	$(642.2)
Chinese Yuan	$(54.7)
Swiss Franc	$20.1
New Taiwan Dollar	$13.4
Mexican Peso	$(13.4)

Open foreign exchange forward contracts as of March 31, 2022 had maturities occurring over a period of two months.

Foreign Exchange Cash Flow Hedges

The Company also enters into forward contracts, as deemed appropriate, with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company had no open foreign exchange cash flow hedges as of March 31, 2022.

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

As of March 31, 2022, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (0.21% as of March 31, 2022) from the counterparties.

Net Investment Hedge

The Company accounts for its cross currency swaps (“CCS”) under the spot method, meaning that changes in the fair value of the hedge included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded within AOCI, where they remain until either the sale or substantially complete liquidation of the subsidiary subject to the hedge. Additionally, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument and any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. When applicable, the Company amortizes any initial excluded component value of a CCS as a reduction of “Interest expense, net” in the condensed consolidated statements of operations using the straight-line method over the remaining term of the related CCS. Additionally, interest receipts and payments are accrued under the terms of the Company’s CCS and are recognized within “Interest expense, net” in the condensed consolidated statements of operations.

The Company entered into a CCS arrangement (the “2017 CCS”) on September 1, 2017, swapping U.S. dollar principal and interest payments of $500.0 million at an interest rate of 5.375% on its 2025 Senior Notes for euro-denominated payments of €420.0 million at a weighted average interest rate of 3.45% for approximately five years. On February 26, 2020, the Company settled its 2017 CCS and replaced it with a new CCS arrangement (the “2020 CCS”) that carried substantially the same terms as the 2017 CCS. Under the 2020 CCS, the Company notionally exchanged $500.0 million at an interest rate of 5.375% for €459.3 million at a weighted average interest rate of 3.672% for approximately 2.7 years, with a final maturity of November 3, 2022. The cash flows under the 2020 CCS are aligned with the Company’s principal and interest obligations on its 5.375% 2025 Senior Notes. Refer to the Annual Report for further information.

Subsequent to the end of the first quarter, on April 7, 2022, the Company settled its existing 2020 CCS, which were set to mature in November 2022. Upon settlement of the 2020 CCS, the Company realized net cash proceeds of $1.9 million.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended				Three Months Ended
	March 31, 2022				March 31, 2021
	Cost of sales	Interest expense, net	Acquisition purchase price hedge loss	Other expense, net	Cost of sales	Interest expense, net	Acquisition purchase price hedge loss	Other expense, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,210.7)	$(21.9)	$—	$(3.0)	$(797.1)	$(12.0)	$(55.0)	$(2.4)

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—	$—	$(0.3)	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(0.8)	$—	$—	$—	$(0.8)	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$2.1	$—	$—	$—	$1.9	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income (1)	$—	$—	$—	$8.8	$—	$—	$(55.0)	$19.7
(1)	The $55.0 million loss incurred from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the three months ended March 31, 2021 is presented separately in the condensed consolidated statements of operations from the gains recorded on the Company’s other foreign exchange forward contracts.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three months ended March 31, 2022 and 2021:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended
	March 31,
	2022	2021
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$—	$3.7
Interest rate swaps	1.5	0.9
Total	$1.5	$4.6
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$6.1	$26.2
Total	$6.1	$26.2

	Gain (Loss) Recognized in Other expense, net in Statement of Operations
	Three Months Ended
	March 31,
	2022	2021
Settlements and changes in the fair value of forward contracts (not designated as hedges) (1)	$8.8	$19.7
Remeasurement of foreign currency-denominated assets and liabilities	$(10.2)	$(19.9)
Total	$(1.4)	$(0.2)
(1)	Amount does not include the loss of $55.0 million recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the three months ended March 31, 2021.

The Company expects to reclassify in the next twelve months an approximate $0.7 million net loss from AOCI into earnings related to the Company’s outstanding interest rate swaps as of March 31, 2022.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2022
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$4.4	$—	$—	$—	$4.4
Gross derivative asset position	4.4	—	—	—	4.4
Less: Counterparty netting	(0.6)	—	—	—	(0.6)
Net derivative asset position	$3.8	$—	$—	$—	$3.8
Liability Derivatives:
Accounts payable	$(0.7)	$—	$(0.7)	$(11.3)	$(12.7)
Gross derivative liability position	(0.7)	—	(0.7)	(11.3)	(12.7)
Less: Counterparty netting	0.6	—	—	—	0.6
Net derivative liability position	$(0.1)	$—	$(0.7)	$(11.3)	$(12.1)
Total net derivative position	$3.7	$—	$(0.7)	$(11.3)	$(8.3)

	December 31, 2021
	Foreign	Foreign
	Exchange	Exchange	Interest	Cross
Balance Sheet	Forward	Cash Flow	Rate	Currency
Classification	Contracts	Hedges	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$2.3	$—	$—	$—	$2.3
Gross derivative asset position	2.3	—	—	—	2.3
Less: Counterparty netting	(0.1)	—	—	—	(0.1)
Net derivative asset position	$2.2	$—	$—	$—	$2.2
Liability Derivatives:
Accounts payable	$(1.3)	$—	$(2.2)	$(17.4)	$(20.9)
Gross derivative liability position	(1.3)	—	(2.2)	(17.4)	(20.9)
Less: Counterparty netting	0.1	—	—	—	0.1
Net derivative liability position	$(1.2)	$—	$(2.2)	$(17.4)	$(20.8)
Total net derivative position	$1.0	$—	$(2.2)	$(17.4)	$(18.6)

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$3.8	$—	$3.8
Foreign exchange forward contracts—(Liabilities)	—	(0.1)	—	(0.1)
Interest rate swaps—(Liabilities)	—	(0.7)	—	(0.7)
Cross currency swaps—(Liabilities)	—	(11.3)	—	(11.3)
Total fair value	$—	$(8.3)	$—	$(8.3)

	December 31, 2021
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$2.2	$—	$2.2
Foreign exchange forward contracts—(Liabilities)	—	(1.2)	—	(1.2)
Interest rate swaps—(Liabilities)	—	(2.2)	—	(2.2)
Cross currency swaps—(Liabilities)	—	(17.4)	—	(17.4)
Total fair value	$—	$(18.6)	$—	$(18.6)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2021, which were still held as of March 31, 2022. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continues to operate. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. During the three months ended March 31, 2022, the Company recorded additional impairment charges of $0.7 million related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired, which are also included within “Other charges” on the condensed consolidated statements of operations. Refer to the Company’s Annual Report for further information. As of March 31, 2022 and December 31, 2021, the value of the Boehlen styrene monomer assets are recorded at $3.3 million and $3.4 million, respectively, within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2021.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2022 and December 31, 2021:

	As of	As of
	March 31, 2022	December 31, 2021
2029 Senior Notes	$416.4	$460.2
2028 Term Loan B	735.1	737.4
2025 Senior Notes	494.7	509.4
2024 Term Loan B	656.1	667.5
Total fair value	$2,302.3	$2,374.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of March 31, 2022 and December 31, 2021.

NOTE 12—PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2022	2021
Effective income tax rate	56.9%	23.4%

Provision for income taxes for the three months ended March 31, 2022 totaled $22.6 million, resulting in an effective tax rate of 56.9%. Provision for income taxes for the three months ended March 31, 2021 totaled $20.1 million, resulting in an effective tax rate of 23.4%.

The effective income tax rate for the three months ended March 31, 2022 was primarily impacted by an estimated liability of $35.6 million related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements, for which the Company estimates no tax benefit based on currently available information.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund Sites. As of March 31, 2022 and December 31, 2021, the Company had $4.2 million and $4.4 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

European Commission Request for Information

On June 6, 2018, Trinseo Europe GmbH, a subsidiary of the Company, received a request for information in the form of a letter from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area. The Company subsequently commenced an internal investigation into these commercial activities and discovered instances of inappropriate activity. On October 28, 2019, a supplemental request for information was received from the European Commission. This request was limited to historical employment, entity, and organizational structures, along with certain financial, styrene purchasing, and styrene market information, as well as certain spot styrene purchase contracts. The Company has provided all information requested and continues to fully cooperate with the European Commission.

As a result of further developments in this matter, during the three months ended March 31, 2022, the Company recorded a reserve for an estimated liability of $35.6 million, which is included within “Other charges” on the condensed consolidated statements of operations. The Company is unable to predict the ultimate outcome of this matter, which remains ongoing. Based on its findings, the European Commission may decide to adopt a final decision imposing additional fines and/or request certain behavioral or structural commitments from the Company. However, any additional potential losses incurred could be material to the Company’s results of operations, balance sheet, and cash flows.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension (1)
	2022	2021	2022	2021
Net periodic benefit cost
Service cost	$3.2	$4.1	$0.2	$—
Interest cost	0.7	0.5	0.2	—
Expected return on plan assets	(0.1)	—	(0.2)	—
Amortization of prior service credit	(0.1)	(0.2)	—	—
Amortization of net loss	0.7	1.5	—	—
Net periodic benefit cost	$4.4	$5.9	$0.2	$—
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no net periodic benefit costs for the three months ended March 31, 2021.

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three months ended March 31, 2022 and 2021.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $271.8 million and $274.7 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.5 million during the three months ended March 31, 2022. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $6.5 million to its defined benefit plans for the remainder of 2022.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three months ended March 31, 2022 and 2021, as well as unrecognized compensation cost as of March 31, 2022:

			As of
	Three Months Ended		March 31, 2022
	March 31,		Unrecognized	Weighted
	2022	2021	Compensation Cost	Average Years
RSUs	$4.6	$1.7	$13.6	2.1
Options	3.0	1.2	4.2	1.7
PSUs	0.7	0.5	5.8	2.4
Total share-based compensation expense	$8.3	$3.4

The following table summarizes awards granted and the respective weighted average grant date fair value for the three months ended March 31, 2022:

	Three Months Ended
	March 31, 2022
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	124,373	$58.64
Options	185,192	22.71
PSUs	63,317	57.47

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Expected term (in years)	5.50
Expected volatility	48.84%
Risk-free interest rate	1.94%
Dividend yield	2.00%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the three months ended March 31, 2022, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Expected term (in years)	3.00
Expected volatility	57.30%
Risk-free interest rate	1.73%
Share price	$58.64

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

NOTE 16—SEGMENTS

As discussed in the Annual Report, beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business as discontinued operations in the condensed consolidated statements of operations for all periods presented, and therefore it is no longer presented as a separate reportable segment. Refer to Note 4 for further information. The information in the tables below has been retroactively adjusted to reflect these changes in reporting segments.

The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition on May 3, 2021 and the Aristech Surfaces Acquisition on September 1, 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Base Plastics segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Base Plastics segment also includes the results of Heathland, which was acquired in the first quarter of 2022. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, and ABS resins. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three months ended March 31, 2022 and 2021. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 5 for the Company’s net sales to external customers by segment for the three months ended March 31, 2022 and 2021.

	Engineered	Latex	Base			Americas
Three Months Ended (1)	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics
March 31, 2022	$34.7	$30.2	$68.6	$45.3	$4.1	$21.6
March 31, 2021	$7.9	$16.8	$65.3	$47.4	$46.3	$22.9

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

The reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2022	2021
Income from continuing operations before income taxes	$39.7	$85.9
Interest expense, net	21.9	12.0
Depreciation and amortization	53.0	23.1
Corporate Unallocated(2)	26.9	22.4
Adjusted EBITDA Addbacks(3)	63.0	63.2
Segment Adjusted EBITDA	$204.5	$206.6
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
Net gain on disposition of businesses and assets	$(0.3)	$(0.2)
Restructuring and other charges (Note 17)	0.4	0.3
Acquisition transaction and integration net costs (Note 3)	3.2	6.0
Acquisition purchase price hedge loss (Note 10)	—	55.0
Asset impairment charges or write-offs (Note 11)	0.7	—
European Commission request for information (Note 13)	35.6	—
Other items (a)	23.4	2.1
Total Adjusted EBITDA Addbacks	$63.0	$63.2
(a)	Other items for the three months ended March 31, 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, as well as our transition to a new enterprise resource planning system. Other items for the three months ended March 31, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives.

NOTE 17—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three months ended March 31, 2022 and 2021:

	Three Months Ended		Cumulative
	March 31,		Life-to-date
	2022	2021	Charges	Segment
Transformational Restructuring Program
Employee termination benefits	$0.3	$—	$9.0	N/A(1)
Transformational Restructuring Program Subtotal	$0.3	$—	$9.0
Other Restructurings	0.1	0.3		Various
Total Restructuring Charges	$0.4	$0.3
(1)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s recent strategic initiatives. In connection with this restructuring program, during the three months ended March 31, 2022, the Company incurred employee termination benefits charges of $0.3 million. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of March 31, 2022 of less than $1.0 million, the majority of which are expected to be paid by December 31, 2022. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of March 31, 2022. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2021	Expenses	Deductions(1)	March 31, 2022
Employee termination benefits	$10.0	$0.1	$(1.7)	$8.4
Decommissioning and other	—	0.1	(0.1)	—
Total	$10.0	$0.2	$(1.8)	$8.4
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2022 and 2021	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(4.3)	—	0.7	(3.6)
Amounts reclassified from AOCI to net income(1)	—	0.3	0.8	1.1
Balance as of March 31, 2022	$(118.6)	$(33.3)	$2.2	$(149.7)

Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income (loss)	0.4	—	3.5	3.9
Amounts reclassified from AOCI to net income (1)	—	1.1	1.1	2.2
Balance as of March 31, 2021	$(108.6)	$(70.8)	$(0.6)	$(180.0)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Statements of Operations
AOCI Components	2022	2021	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$—	$0.3	Cost of sales
Interest rate swaps	0.8	0.8	Interest expense, net
Total before tax	0.8	1.1
Tax effect	—	—	Provision for income taxes
Total, net of tax	$0.8	$1.1

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.1)	$(0.2)	(a)
Net actuarial loss	0.6	1.8	(a)
Total before tax	0.5	1.6
Tax effect	(0.2)	(0.5)	Provision for income taxes
Total, net of tax	$0.3	$1.1
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

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

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2022 and 2021. Amounts have been recast to reflect the Company’s classification of its Synthetic Rubber business as discontinued operations for all periods presented.

	Three Months Ended
	March 31,
(in millions, except per share data)	2022	2021
Earnings:
Net income from continuing operations	$17.1	$65.8
Net income (loss) from discontinued operations	(0.4)	5.7
Net income	$16.7	$71.5
Shares:
Weighted average ordinary shares outstanding	37.3	38.5
Dilutive effect of RSUs, option awards, and PSUs(1)	0.8	1.0
Diluted weighted average ordinary shares outstanding	38.1	39.5
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	$0.46	$1.71
Discontinued operations	(0.01)	0.15
Income per share—basic	$0.45	$1.86
Income (loss) per share—diluted:
Continuing operations	$0.45	$1.67
Discontinued operations	(0.01)	0.14
Income per share—diluted	$0.44	$1.81
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. There were 0.9 million and 0.5 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively.

NOTE 20—OTHER CHARGES

Other charges consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
Asset impairment charges or write-offs (Note 11)	$0.7	$—
European Commission request for information (Note 13)	35.6	—
Total	$36.3	$—

t

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 Year-to-Date Highlights

During the three months ended March 31, 2022, Trinseo recognized net income from continuing operations of $17.1 million and Adjusted EBITDA of $177.6 million. This was a solid start to the year, where Trinseo has successfully continued providing quality products and unique solutions to our customers, despite the challenging business environment as geopolitical factors in Europe pressured supply chains, customer production and energy costs in the region. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

European Commission Request for Information

In 2018, Trinseo received a request for information from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area, as well as subsequent requests for information. Trinseo has fully responded to all information requests from the European Commission and continues to fully cooperate on this matter, which remains ongoing. As a result of further developments in this matter, during the three months ended March 31, 2022, Trinseo recorded a reserve for an estimated liability of $35.6 million. Refer to Note 13 in the condensed consolidated financial statements for more information.

Acquisition of Heathland

On January 3, 2022, the Company closed on the previously-announced acquisition of Heathland B.V. (“Heathland”) for an estimated purchase price of $29.3 million, including an initial cash purchase price of $22.9 million, subject to customary working capital and other closing adjustments, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments (the “Heathland Acquisition”). Heathland is based in Utrecht, the Netherlands, and is focused on converting post-consumer and post-industrial PMMA, PC, ABS, polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. The acquisition of Heathland is consistent with Trinseo’s strategy and enhances our footprint as a sustainable solutions provider. Refer to Note 3 in the condensed consolidated financial statements for more information.

Exploration of Divestiture of Styrenics Businesses

Trinseo has continued to progress our work on exploring the divesture of our styrenics businesses, including the formal sales process which was launched in January 2022. The scope of this potential divestiture is expected to include the Feedstocks and Polystyrene reporting segments as well as our 50% ownership of Americas Styrenics.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(in millions)	2022	%	2021	%
Net sales	$1,386.7	100%	$986.0	100%
Cost of sales	1,210.7	87%	797.1	81%
Gross profit	176.0	13%	188.9	19%
Selling, general and administrative expenses	96.7	7%	56.5	6%
Equity in earnings of unconsolidated affiliates	21.6	2%	22.9	2%
Other charges	36.3	3%	—	—%
Operating income	64.6	5%	155.3	15%
Interest expense, net	21.9	2%	12.0	1%
Acquisition purchase price hedge loss	—	—%	55.0	6%
Other expense, net	3.0	—%	2.4	—%
Income from continuing operations before income taxes	39.7	3%	85.9	8%
Provision for income taxes	22.6	2%	20.1	2%
Net income from continuing operations	$17.1	1%	$65.8	6%
Net income (loss) from discontinued operations, net of income taxes	(0.4)	—%	5.7	—%
Net income	$16.7	1%	$71.5	6%

Three Months Ended – March 31, 2022 vs. March 31, 2021

Net Sales

Of the 41% increase in net sales, 26% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs, such as styrene, along with higher energy costs. The majority of the remaining increase was due to contributions from our acquisitions in 2021, including the PMMA Acquisition, which closed on May 3, 2021, and the Aristech Surfaces Acquisition, which closed on September 1, 2021.

Cost of Sales

The 52% increase in cost of sales was primarily attributable to a 23% increase in raw material costs and a 27% increase related to the PMMA Acquisition and Aristech Surfaces Acquisition.

Gross Profit

The decrease in gross profit of 7% was primarily attributable to lower margins compared to the very high levels observed in the first quarter of 2021 in Feedstocks and lower sales volume to automotive applications in Base Plastics. These impacts were partially offset by additional gross profit from the 2021 acquisitions. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $40.2 million, or 71%, increase in SG&A was primarily due to a $19.1 million increase in costs associated with the Company’s strategic initiatives, including the potential divestiture of our Styrenics business, as well as $2.1 million of costs incurred in connection with the Company’s enterprise resource planning system upgrade. Also contributing to the increase was a $10.0 million increase in personnel costs due to the addition of personnel from acquisitions, a $3.4 million increase in additional depreciation and amortization expense from the PMMA Acquisition and the Aristech Surfaces Acquisition, and a $1.6 million increase in bad debt expense. Slightly offsetting these increases was a decrease of $2.8 million related to acquisition transaction and integration costs incurred, primarily in connection with the PMMA Acquisition.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $1.3 million was due to lower equity earnings from Americas Styrenics.

Other Charges

During the three months ended March 31, 2022, the Company recorded an estimated liability of $35.6 million related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements. The Company also recorded impairment charges of $0.7 million related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $9.9 million, or 83%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes, which were not issued until late in the first quarter of 2021 and the 2028 Term Loan B, issued in the second quarter of 2021. Refer to Note 8 in the condensed consolidated financial statements for further information.

Other Expense, Net

Other expense, net for the three months ended March 31, 2022 was $3.0 million, which included a $1.2 million of expense related to the non-service cost components of net periodic benefit cost as well as foreign exchange transaction losses of $1.4 million. These net foreign exchange transaction losses included $10.2 million of losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $8.8 million of gains from our foreign exchange forward contracts.

Other expense, net for the three months ended March 31, 2021 was $2.4 million, which included $1.8 million of expense related to the non-service cost components of net periodic benefit cost as well as foreign exchange transaction losses of $0.2 million. These net foreign exchange transaction losses included $19.9 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, almost entirely offset by $19.7 million of gains from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2022 totaled $22.6 million, resulting in an effective tax rate of 56.9%. Provision for income taxes for the three months ended March 31, 2021 totaled $20.1 million, resulting in an effective tax rate of 23.4%.

The increase in provision for income taxes was primarily driven by the Company’s forecasted jurisdictional mix of earnings, where losses expected to be generated in lower rate jurisdictions are being more than offset by income expected to be generated in higher tax jurisdictions.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of income taxes during the three months ended March 31, 2022 and 2021 was $(0.4) million and $5.7 million, respectively, and was related the results of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Outlook

We expect a year of solid earnings due to healthy end market demand, cost synergy realization from our acquired businesses, and effective pricing and commercial excellence programs. These drivers help to mitigate the headwinds from supply chain constraints, higher energy costs, and current styrene production outages at our Terneuzen site and at Americas Styrenics’ St. James site. We remain focused on our transformation to a specialty material and sustainable solutions provider, including progressing on the sale process of the Styrenics businesses.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2022 and 2021. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. As discussed in the Annual Report, beginning in the second quarter of 2021, the Company reported the results of the Synthetic Rubber business, as discontinued operations in the condensed consolidated statement of operations for all periods presented, and therefore, it is no longer presented as a separate reportable segment. Refer to Note 4 in the condensed consolidated financial statements for further information.

Engineered Materials Segment

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products sold into high growth and high value applications in markets such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. The Engineered Materials segment also includes polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others.

	Three Months Ended
	March 31,
($ in millions)	2022	2021	% Change
Net sales	$295.2	$65.8	349%
Adjusted EBITDA	$34.7	$7.9	339%
Adjusted EBITDA margin	12%	12%

Three Months Ended – March 31, 2022 vs. March 31, 2021

The 349% increase in net sales was primarily attributable to the contribution from the PMMA business and the Aristech Surfaces acquisitions. Excluding these acquisitions, sales price, primarily from the pass through of higher raw materials and energy costs, positively impacted net sales by 19%, which was offset by a 17% decrease due to lower sales volumes as demand declined from very high levels in the prior year.

Adjusted EBITDA increased $26.8 million, or 339%, of which $31.2 million, or 393% was attributable to the contribution from the PMMA business and Aristech Surfaces acquisitions. Excluding these acquisitions, a $3.4 million, or 42%, decrease was due to lower sales volume as demand eased from very high prior year levels for consumer electronic and medical applications, as well as a $1.3 million decrease due to higher fixed costs.

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

	Three Months Ended
	March 31,
($ in millions)	2022	2021	% Change
Net sales	$306.7	$251.0	22%
Adjusted EBITDA	$30.2	$16.8	80%
Adjusted EBITDA margin	10%	7%

Three Months Ended – March 31, 2022 vs. March 31, 2021

The 22% increase in net sales was primarily due to a 29% increase in pricing from the pass through of raw material costs, mainly styrene and butadiene. Lower sales volume, mainly attributable to paper and carpet applications, decreased net sales by 4%.

The $13.4 million, or 80%, increase in Adjusted EBITDA was primarily due to an increase of $18.9 million, or 112%, attributable to higher margins which was a result of favorable net timing. This effect more than offset the $2.0 million, or 12%, decrease due to lower sales volumes, as well as a $2.0 million, or 12%, decrease due to higher fixed costs.

Base Plastics Segment

Our Base Plastics segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses. The Base Plastics segment also includes the results of Heathland, which was acquired in the first quarter of 2022. However, this did not have a material impact on sales or Adjusted EBITDA for the period.

	Three Months Ended
	March 31,
($ in millions)	2022	2021	% Change
Net sales	$396.5	$328.9	21%
Adjusted EBITDA	$68.6	$65.3	5%
Adjusted EBITDA margin	17%	20%

Three Months Ended – March 31, 2022 vs. March 31, 2021

Of the 21% increase in net sales, 31% was due to higher pricing from the pass through of raw material costs and pricing actions. The increase from higher pricing was slightly offset by a 4% decrease due to foreign exchange rate impacts as well as a 7% decrease due to lower sales volume.

The $3.3 million, or 5%, increase in Adjusted EBITDA was primarily due to higher margins of $18.7 million, or 29%, particularly in ABS. Higher margins were partially offset by a decrease of $6.8 million, or 10%, due to lower volumes, mostly in automotive applications, as supply chain constraints caused by semi-conductor shortages and the Ukraine conflict caused production issues for customers. Also offsetting the higher margins was a decrease of $4.3 million, or 7%, due to foreign exchange impacts, and a decrease of $4.7 million, or 7%, due to higher fixed costs.

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

	Three Months Ended
	March 31,
($ in millions)	2022	2021	% Change
Net sales	$318.0	$266.9	19%
Adjusted EBITDA	$45.3	$47.4	(4)%
Adjusted EBITDA margin	14%	18%

Three Months Ended – March 31, 2022 vs. March 31, 2021

Of the 19% increase in net sales, 18% of the increase was due to higher pricing primarily from the pass through of higher styrene costs as well as commercial excellence actions.

The $2.1 million, or 4%, decrease in Adjusted EBITDA was primarily due to a decrease of $2.7 million, or 6%, due to higher fixed costs, and a decrease of $2.3 million, or 5%, due to lower volumes. These effects were partially offset by an increase due to higher margins of $1.8 million, or 4%, including impacts from commercial excellence actions, as well as an increase of $1.1 million, or 2%, due to foreign exchange rate impacts.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended
	March 31,
($ in millions)	2022	2021	% Change
Net sales	$70.3	$73.4	(4)%
Adjusted EBITDA	$4.1	$46.3	(91)%
Adjusted EBITDA margin	6%	63%

Three Months Ended – March 31, 2022 vs. March 31, 2021

Of the 4% decrease in net sales, 29% was due to lower styrene-related sales volume. This effect was mostly offset by a 25% increase due to higher styrene prices.

The decrease of $42.2 million in Adjusted EBITDA was primarily attributed to a $48.0 million, or 104%, decrease due to lower styrene margins including impacts from higher utility costs caused by rise in natural gas prices in Europe. Slightly offsetting this decrease was an increase of $3.6 million, or 8%, due to foreign exchange impacts.

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

	Three Months Ended
	March 31,
($ in millions)	2022	2021	% Change
Adjusted EBITDA*	$21.6	$22.9	(6)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – March 31, 2022 vs. March 31, 2021

The decrease in Adjusted EBITDA was mainly due to lower styrene profitability, as a result of lower margins as well as a production outage in the current period, which was mostly offset by higher polystyrene margins.

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

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net income	$16.7	$71.5
Net income (loss) from discontinued operations	(0.4)	5.7
Net income from continuing operations	17.1	65.8
Interest expense, net	21.9	12.0
Provision for income taxes	22.6	20.1
Depreciation and amortization	53.0	23.1
EBITDA(a)	$114.6	$121.0
Net gain on disposition of businesses and assets	(0.3)	(0.2)
Restructuring and other charges(b)	0.4	0.3
Acquisition transaction and integration net costs (c)	3.2	6.0
Acquisition purchase price hedge loss (d)	—	55.0
Asset impairment charges or write-offs(e)	0.7	—
European Commission request for information(f)	35.6	—
Other items(g)	23.4	2.1
Adjusted EBITDA	$177.6	$184.2
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the three months ended March 31, 2022 primarily relate to the employee termination benefit charges incurred in connection with the Company’s transformational restructuring program, announced in the second quarter of 2021. Restructuring and other charges for the three months ended March 31, 2021 primarily relate to the Company’s other restructuring activities. Refer to Note 17 in the condensed consolidated financial statements for further information regarding restructuring activities.
(c)	Amounts for the three months ended March 31, 2022 and 2021 relate to expenses incurred for the Company’s acquisition and integration of the PMMA business and Aristech Surfaces Acquisitions. Refer to Note 3 in the condensed consolidated financial statements for further information.
(d)	Acquisition purchase price hedge loss for the three months ended March 31, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the

Arkema PMMA business. Refer to Note 10 in the condensed consolidated financial statements for further information.
(e)	Amount for the three months ended March 31, 2022 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 11 in the condensed consolidated financial statements.
(f)	Amount for the three months ended March 31, 2022 relate to the estimated liability recorded in connection with the European Commission request for information, as described in Note 13 in the condensed consolidated financial statements.
(g)	Other items for the three months ended March 31, 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, as well as our transition to a new enterprise resource planning system. Other items for the three months ended March 31, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2022 and 2021. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$(5.2)	$40.7
Operating activities - discontinued operations	0.2	10.3
Operating activities	(5.0)	51.0
Investing activities - continuing operations	(46.1)	(11.2)
Investing activities - discontinued operations	(0.9)	(1.4)
Investing activities	(47.0)	(12.6)
Financing activities	(70.6)	450.8
Effect of exchange rates on cash	(1.7)	(9.5)
Net change in cash, cash equivalents, and restricted cash	$(124.3)	$479.7

Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2022 totaled $5.2 million. Solid earnings, including $7.5 million of dividends received from Americas Styrenics, were more than offset by a significant working capital build during the quarter. This working capital build was driven by significantly increasing raw material and utility prices, coupled with a build of inventory ahead of planned turnaround activities. Net cash provided by operating activities from discontinued operations during the three months ended March 31, 2022 totaled $0.2 million.

Net cash provided by operating activities from continuing operations during the three months ended March 31, 2021 totaled $40.7 million, inclusive of $15.0 million of dividends received from Americas Styrenics. Net cash used in operating assets and liabilities for the three months ended March 31, 2021 totaled $84.5 million, noting an increase in accounts receivable of $138.8 million as well as an increase in inventories of $82.5 million. These effects were partially offset by an increase in accounts payable and other current liabilities of $114.9 million, an increase in other liabilities of $12.3 million, and an increase in income taxes payable of $4.9 million. The increases in accounts receivable, inventories, and accounts payable and other current liabilities during the period were primarily attributable to increased sales volume across all segments except for Feedstocks as well as increased prices, including both raw material prices and selling prices due to our pass through pricing arrangements. Net cash provided by operating activities from discontinued operations during the three months ended March 31, 2021 totaled $10.3 million, and was primarily attributable to raw material cost increases and higher inventory related to discontinued operations.

Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2022 totaled $46.1 million, which was primarily attributable to net cash paid for asset or business acquisitions of $22.2 million (see Note 3), and capital expenditures, including cash spent for our ongoing ERP upgrade, of $23.9 million. Net cash used in investing activities from discontinued operations during the three months ended March 31, 2022 totaled $0.9 million.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2021 totaled $11.2 million, which was entirely attributable to capital expenditures. Net cash used in investing activities from discontinued operations during the three months ended March 31, 2021 totaled $1.4 million, which was entirely attributable to capital expenditures.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 totaled $70.6 million. This activity was primarily due to $51.9 million of payments related to the repurchase of ordinary shares, $12.4 million of dividends paid, $3.6 million of net repayments of short-term borrowings, and $3.6 million of net principal payments related to our 2024 Term Loan B and 2028 Term Loan B during the period. This activity was partially offset by $1.7 million in proceeds from the exercise of option awards during the period.

Net cash provided by financing activities during the three months ended March 31, 2021 totaled $450.8 million. This activity was primarily due to $450.0 million in proceeds from the issuance of the 2029 Senior Notes as well as $9.0 million in proceeds from the exercise of option awards. This activity was partially offset by $3.3 million of dividends payments, $2.8 million of net repayments of short-term borrowings, and $1.3 million of deferred financing fees related to the issuance of our 2029 Senior Notes during the period.

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

	Three Months Ended
	March 31,
(in millions)	2022	2021
Cash provided by (used in) operating activities	$(5.0)	$51.0
Capital expenditures	(24.8)	(12.6)
Free Cash Flow	$(29.8)	$38.4

Refer to the discussion above for significant impacts to cash provided by operating activities for the three months ended March 31, 2022 and 2021.

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

At March 31, 2022 and December 31, 2021, we had $2,365.2 million and $2,368.8 million, respectively, in outstanding indebtedness and $1,045.9 million and $1,064.1 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of March 31, 2022 and December 31, 2021, we had $445.0 million and $560.6 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of our country of domicile, which was Ireland as of March 31, 2022, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of March 31, 2022 and December 31, 2021 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2022			December 31, 2021
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$668.6	2.1%	$5.1	$670.4	2.1%	$20.6
2028 Term Loan B	741.1	2.6%	5.7	742.8	2.6%	15.2
2026 Revolving Facility	—	—%	0.4	—	—%	2.1
2029 Senior Notes	450.0	5.1%	6.2	450.0	5.1%	19.0
2025 Senior Notes	500.0	5.4%	5.0	500.0	5.4%	20.7
Accounts Receivable Securitization Facility	—	—%	0.4	—	2.0%	1.8
Other indebtedness*	5.5	1.4%	—	5.6	2.2%	—
Total	$2,365.2		$22.8	$2,368.8		$79.4

*For the three months ended March 31, 2022, interest expense on “Other indebtedness” totaled less than $0.1 million.

As of March 31, 2022, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million. As of March 31, 2022, the Company had $368.6 million of funds available for borrowing (net of $6.4 million outstanding letters of credit) under the 2026 Revolving Facility. Further, as of March 31, 2022, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), and our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028).

Our 2025 Senior Notes, as issued under the Indenture executed in 2017, include $500.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025.

Our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $450.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029.

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in November 2024 and has an outstanding borrowing capacity of $150.0 million. As of March 31, 2022, there were no amounts outstanding under this facility and the Company had approximately $145.7 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 8 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the three months ended March 31, 2022, the Company declared dividends of $0.32 per ordinary share, totaling $12.1 million, all of which was accrued as of March 31, 2022 and which was paid in April 2022. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A-“Risk Factors” of our Annual Report, as well as the risk factors included in Part II, Item 1A herein. As of March 31, 2022, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

The ongoing war in Ukraine and the corresponding sanctions and other measures being imposed by various governments have impacted global markets, particularly in Europe, leading to: (i) high volatility and increasing prices for natural gas and other energy supplies, (ii) changing trade flow patterns, and (iii) increasing levels of economic and geopolitical uncertainty globally. We do not have manufacturing operations in Ukraine, Russia or Belarus, and we have temporarily suspended sales and deliveries to Russia and Belarus, which sales do not constitute a material portion of our business. However, a significant escalation or expansion of economic disruption caused by this conflict, including supply disruptions, higher costs of raw materials or energy could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader economic impact from the crisis, in particular on the price and availability of raw materials and energy.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There was no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Other than the European Commission request for information described in Note 13 – Commitments and Contingencies, we currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding material developments in legal proceedings during the quarter ended March 31, 2022, see “Litigation Matters” and “European Commission Request for Information” in Note 13 to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2021. Certain material updates to these risk factors are included below.

We encourage you to consider these risks, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Operations

Volatility in the cost of raw materials, logistics services, energy, or transportation utilized for our products, or disruption in the supply of the raw materials utilized for our products, may adversely affect our financial condition and results of operations or cause our financial results to differ materially from our forecasts.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (benzene, ethylene, butadiene, BPA, MMA, and styrene) together represent approximately 81% of our total cost of goods sold. Additionally, we use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes. Crude oil prices also impact our raw material and energy costs. Generally, higher crude oil prices lead to higher costs of natural gas and raw materials, although some raw materials are impacted less than others. Volatility in the cost of energy or raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing also can affect the volume our customers consume. As a result, our gross profit and margins could also be adversely affected and our financial results may differ materially from our forecasts. The ongoing war in Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. In the event that the supply of natural gas from Russia stops or is significantly reduced, there may be supply disruptions, increased prices or rationing of energy supply within countries in which we do business which could have a material adverse impact on our business or results of operations in those countries.

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

We have supply agreements with Dow for ethylene, benzene, butadiene, and MMA, which are critical raw materials to our business. These raw materials and other less critical materials amount to approximately 22% of our total raw materials acquired in 2021, based on aggregate purchase price. The remainder is purchased via other third-party suppliers on a global basis. As these and other third-party supply agreements expire, we may be unable to renegotiate or renew these contracts, or obtain new long-term supply agreements on terms comparable or favorable to us, or at all, which may significantly impact our operations. See Part 1, Item 1—Business— Sources and Availability of Raw Materials of our Annual Report for the year ended December 31, 2021 for additional information.

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

Risks Related to Regulation

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

On June 6, 2018, Trinseo Europe GmbH, a subsidiary of the Company, received a Request for Information in the form of a letter from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area. In addition, the Company commenced an internal investigation into the matter and has discovered instances of inappropriate activity. We have provided all information requested and continue to fully cooperate with the Request for Information.

As a result of further developments in this matter, during the three months ended March 31, 2022, the Company recorded a reserve for an estimated liability of $35.6 million, which remains ongoing and the outcome of which remains unknown. Trinseo Europe GmbH may be subject to fines and/or certain behavioral or structural commitments imposed by the European Commission. If Trinseo Europe GmbH is found to have violated one or more laws, it could also be subject to additional actions by local competition authorities. European Commission inquiries or investigations can continue over a long period of time, which can divert the attention of our management from day-to-day operations and impose significant administrative burdens. Any of these consequences could damage our reputation and impair our ability to conduct business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended March 31, 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Secuirites Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	632,799	$55.19	632,799	2,034,600	(1)
February 1 - February 28, 2022	276,472	$54.52	276,472	1,758,128	(1)
March 1 - March 31, 2022	—	$—	—	1,758,128	(1)
Total	909,271	$54.99	909,271
(1)	On December 2, 2021, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expires after 18 months and repurchases may be effected through open market purchases, 10b5-1 plans or by other means.

Approximate number of shares that may yet be purchased under the plan is calculated using the average price paid per share during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Memorandum and Articles of Association of Trinseo PLC (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022).

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

10.1*

Amendment, dated February 17, 2022, to the Employment Agreement between Trinseo Europe GmbH and Andre Lanning dated October 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 23, 2022).

10.2*†	Employment Agreement between Trinseo Europe GmbH and Francesca Reverberi dated October 1, 2021.

10.3*†	Form of Restricted Stock Unit Award Agreement.

10.4*†	Form of Stock Option Award Agreement.

10.5*†	Form of Performance Award Stock Unit Agreement

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 5, 2022

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)