Form 10-Q
period 2022-06-30
Trinseo PLC
filed 2022-08-09
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, there were 34,972,646 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2022

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

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to successfully execute our transformation strategy and business strategy; our ability to integrate acquired businesses; global supply chain volatility, increased costs or disruption in the supply of raw materials; increased energy costs or costs for transportation of our products; the outcome of the European Commission request for information; the nature of investment opportunities presented to the Company from time to time; and those discussed in our Annual Report filed with the SEC on February 23, 2022 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$264.4	$573.0
Accounts receivable, net of allowance for doubtful accounts (June 30, 2022: $6.0; December 31, 2021: $4.1)	849.5	740.2
Inventories	759.7	621.0
Other current assets	36.2	44.3
Total current assets	1,909.8	1,978.5
Investments in unconsolidated affiliates	271.4	247.8
Property, plant and equipment, net of accumulated depreciation (June 30, 2022: $580.3; December 31, 2021: $556.5)	665.3	719.0
Other assets
Goodwill	709.4	710.1
Other intangible assets, net	785.3	823.8
Right-of-use assets - operating, net	82.5	85.3
Deferred income tax assets	56.9	77.6
Deferred charges and other assets	57.5	70.1
Total other assets	1,691.6	1,766.9
Total assets	$4,538.1	$4,712.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$17.7	$18.5
Accounts payable	561.7	590.3
Current lease liabilities - operating	18.6	18.4
Income taxes payable	32.3	52.1
Accrued expenses and other current liabilities	229.0	235.1
Total current liabilities	859.3	914.4
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,302.3	2,305.6
Noncurrent lease liabilities - operating	66.1	69.2
Deferred income tax liabilities	101.8	103.2
Other noncurrent obligations	284.0	306.7
Total noncurrent liabilities	2,754.2	2,784.7
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (June 30, 2022: 39.2 shares issued and 36.3 shares outstanding; December 31, 2021: 38.9 shares issued and 37.9 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (June 30, 2022: 0.025 shares issued and outstanding; December 31, 2021: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	480.1	468.1
Treasury shares, at cost (June 30, 2022: 2.9 shares; December 31, 2021: 1.0 shares)	(150.0)	(50.0)
Retained earnings	772.0	741.8
Accumulated other comprehensive loss	(177.9)	(147.2)
Total shareholders’ equity	924.6	1,013.1
Total liabilities and shareholders’ equity	$4,538.1	$4,712.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$1,425.5	$1,273.7	$2,812.2	$2,259.7
Cost of sales	1,286.4	1,053.7	2,497.1	1,850.8
Gross profit	139.1	220.0	315.1	408.9
Selling, general and administrative expenses	85.6	97.3	182.3	153.8
Equity in earnings of unconsolidated affiliates	39.4	30.1	61.0	53.0
Other charges	1.3	1.8	37.6	1.8
Operating income	91.6	151.0	156.2	306.3
Interest expense, net	25.4	21.6	47.3	33.6
Acquisition purchase price hedge (gain) loss	—	(33.0)	—	22.0
Other expense (income), net	(1.7)	6.1	1.3	8.5
Income from continuing operations before income taxes	67.9	156.3	107.6	242.2
Provision for income taxes	30.8	23.3	53.4	43.4
Net income from continuing operations	37.1	133.0	54.2	198.8
Net income from discontinued operations, net of income taxes	0.3	18.6	—	24.3
Net income	$37.4	$151.6	$54.2	$223.1
Weighted average shares- basic	36.3	38.8	36.8	38.6
Net income per share- basic:
Continuing operations	$1.02	$3.43	$1.47	$5.15
Discontinued operations	0.01	0.48	—	0.62
Net income per share- basic	$1.03	$3.91	$1.47	$5.77
Weighted average shares- diluted	37.0	39.6	37.6	39.6
Net income per share- diluted:
Continuing operations	$1.00	$3.35	$1.44	$5.02
Discontinued operations	0.01	0.47	—	0.61
Net income per share- diluted	$1.01	$3.82	$1.44	$5.63

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$37.4	$151.6	$54.2	$223.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $3.9, $0.0, $3.9, $0.0)	(34.8)	(0.7)	(39.1)	(0.3)
Net gain (loss) on cash flow hedges (net of tax of $0.6, $0.0, $0.6, $0.0)	0.3	(0.2)	1.8	4.4
Pension and other postretirement benefit plans:
Net gain arising during period (net of tax of $0.9, $0.0, $0.9, $0.0)	7.7	—	7.7	—
Amounts reclassified from accumulated other comprehensive income	(1.4)	1.0	(1.1)	2.1
Total other comprehensive income (loss), net of tax	(28.2)	0.1	(30.7)	6.2
Comprehensive income	$9.2	$151.7	$23.5	$229.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net income	—	—	—	—	—	—	—	—	16.7	16.7
Other comprehensive loss	—	—	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation activity	0.2	—	—	—	—	7.6	—	—	—	7.6
Purchase of treasury shares	(0.9)	0.9		—		—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(12.1)	(12.1)
Balance at March 31, 2022	37.2	1.9	—	$0.4	$—	$475.7	$(100.0)	$(149.7)	$746.4	$972.8
Net income	—	—	—	—	—	—	—	—	37.4	37.4
Other comprehensive loss	—	—	—	—	—	—	—	(28.2)	—	(28.2)
Share-based compensation activity	0.1	—	—	—	—	4.4	—	—	—	4.4
Purchase of treasury shares	(1.0)	1.0		—		—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(11.8)	(11.8)
Balance at June 30, 2022	36.3	2.9	—	$0.4	$—	$480.1	$(150.0)	$(177.9)	$772.0	$924.6

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2020	38.4	10.4	—	$0.5	—	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	—	—	71.5	71.5
Other comprehensive income	—	—	—	—	—	—	—	6.1	—	6.1
Share-based compensation activity	0.3	(0.3)	—	—	—	(1.1)	12.9	—	—	11.8
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	—	—	(3.4)	(3.4)
Balance at March 31, 2021	38.7	10.1	—	$0.5	—	$578.5	$(530.0)	$(180.0)	$807.3	$676.3
Net income	—	—	—	—	—	—	—	—	151.6	151.6
Other comprehensive income	—	—	—	—	—	—	—	0.1	—	0.1
Share-based compensation activity	0.1	(0.1)	—	—	—	0.2	4.7	—	—	4.9
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	—	—	(3.1)	(3.1)
Balance at June 30, 2021	38.8	10.0	—	$0.5	—	$578.7	$(525.3)	$(179.9)	$955.8	$829.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$54.2	$223.1
Less: Net income from discontinued operations	—	24.3
Net income from continuing operations	54.2	198.8
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities - continuing operations
Depreciation and amortization	101.1	61.2
Amortization of deferred financing fees and issuance discount	4.6	3.2
Deferred income tax	9.8	3.6
Share-based compensation expense	12.2	7.0
Earnings of unconsolidated affiliates, net of dividends	(23.5)	(13.1)
Unrealized net gain on foreign exchange forward contracts	(4.5)	(31.5)
Acquisition purchase price hedge loss	—	22.0
Pension curtailment and settlement gain	(1.7)	—
Gain on sale of businesses and other assets	(1.8)	(0.2)
Asset impairment charges or write-offs	2.0	1.8
Changes in assets and liabilities
Accounts receivable	(135.1)	(296.2)
Inventories	(166.7)	(167.6)
Accounts payable and other current liabilities	15.8	199.7
Income taxes payable	(17.4)	16.2
Other assets, net	20.9	(8.9)
Other liabilities, net	41.2	22.1
Cash provided by (used in) operating activities - continuing operations	(88.9)	18.1
Cash provided by operating activities - discontinued operations	0.8	11.9
Cash provided by (used in) operating activities	(88.1)	30.0
Cash flows from investing activities
Capital expenditures	(55.4)	(30.0)
Cash paid for asset or business acquisitions, net of cash acquired ($1.0 and $10.4)	(22.2)	(1,358.6)
Proceeds from the sale of businesses and other assets	5.3	0.2
Proceeds from (payments for) the settlement of hedging instruments	1.9	(14.7)
Cash used in investing activities - continuing operations	(70.4)	(1,403.1)
Cash used in investing activities - discontinued operations	(0.8)	(2.4)
Cash used in investing activities	(71.2)	(1,405.5)
Cash flows from financing activities
Deferred financing fees	—	(35.0)
Short-term borrowings, net	(7.5)	(6.2)
Purchase of treasury shares	(101.9)	—
Dividends paid	(24.6)	(6.4)
Proceeds from exercise of option awards	2.9	10.5
Withholding taxes paid on restricted share units	(2.5)	(0.8)
Repayments of 2024 Term Loan B and 2028 Term Loan B	(7.2)	(3.5)
Net proceeds from issuance of 2028 Term Loan B	—	746.3
Net proceeds from issuance of 2029 Senior Notes	—	450.0
Cash provided by (used in) financing activities	(140.8)	1,154.9
Effect of exchange rates on cash	(8.5)	(1.1)
Net change in cash, cash equivalents, and restricted cash	(308.6)	(221.7)
Cash, cash equivalents, and restricted cash—beginning of period	573.0	588.7
Cash, cash equivalents, and restricted cash—end of period	$264.4	$367.0
Less: Restricted cash	—	—
Cash and cash equivalents—end of period	$264.4	$367.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2022 and 2021 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2021 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended June 30, 2022. However, actual results could differ from these estimates and assumptions.

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

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of June 30, 2022, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—ACQUISITIONS

Acquisition of Heathland B.V.

On January 3, 2022, the Company completed the acquisition of Heathland B.V. (“Heathland”) from Heathland Holding B.V. (“Heathland Holding”), through the purchase of all issued and outstanding shares (the “Heathland Acquisition”). The Heathland Acquisition was completed pursuant to the Sale and Purchase Agreement dated December 3, 2021 (“Heathland Agreement”), by and between the Company and Heathland Holding. Heathland is a leading collector and recycler of post-consumer and post-industrial plastic wastes in Europe. The total purchase price consideration is estimated to be $29.3 million, including an initial cash purchase price of $22.9 million, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments. The maximum amount of potential earn-out payments is $6.8 million, which amounts will become payable to Heathland Holding as and when the related performance milestones or thresholds are achieved over the three-year period following the date of acquisition. The Heathland Acquisition was funded through existing cash on hand.

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

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. During the second quarter of 2022, there were no material changes to the purchase price allocation for the Heathland acquisition.

The table below summarizes the purchase price allocation for the assets acquired and liabilities assumed, based on their relative fair values, which have been assessed as of the January 3, 2022 acquisition date:

January 3,
2022
Cash and cash equivalents	$1.0
Other current assets	1.2
Other intangible assets (1)
Customer relationships	5.1
Tradenames	0.9
Developed technology	0.2
Other assets	1.0
Total fair value of assets acquired	9.4

Current liabilities	(1.3)
Noncurrent liabilities	(1.6)
Total fair value of liabilities assumed	(2.9)
Net identifiable assets acquired	6.5
Purchase price consideration	29.3
Goodwill (2)	$22.8
(1)	The expected weighted average useful life of the acquired intangible assets are 7 years for customer relationships, tradenames and developed technology.
(2)	Goodwill largely consists of strategic and synergistic opportunities resulting from combining Heathland with the Company’s existing businesses and is allocated entirely to the Base Plastics segment. No goodwill related to this acquisition is expected to be deductible for income tax purposes.

Pro forma results of operations information have not been presented as the effect of the acquisition is not material. The operating results of the Heathland acquisition are included within the Company's condensed consolidated statements of operations since the acquisition date of January 3, 2022 and were not material for the three and six months ended June 30, 2022. Pursuant to GAAP, costs incurred to complete the Heathland Acquisition as well as costs incurred to integrate into the Company’s operations are expensed as incurred. Transaction-related costs incurred, which are included within “Selling, general, and administrative expenses” in the condensed consolidated statements of operations, were not material for the three and six months ended June 30, 2022.

Acquisition of Aristech Surfaces

On September 1, 2021, the Company completed its previously announced acquisition of Aristech Surfaces LLC (“Aristech Surfaces”) from SK AA Holdings LLC (“SK AA Holdings”), the sole member of Aristech Surfaces, through purchase of 100% membership interest and intellectual property (the “Aristech Surfaces Acquisition”). The purchase price consideration for the Aristech Surfaces Acquisition was $449.5 million, all of which was paid during the year ended December 31, 2021 (noting no cash flows during the six months ended June 30, 2021). Aristech Surfaces is a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, whose results are included within the Engineered Materials segment. Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter tops, signage, bath products and recreational vehicles.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information. During the second quarter of 2022, there were no changes to the purchase price allocation for the acquisition of the Aristech Surfaces business. However, further adjustments may be necessary as a result of the Company’s on-going assessment of additional information that existed as of the acquisition date related to the fair value of assets acquired and liabilities assumed, including goodwill, during the measurement period.

Acquisition of the PMMA Business

On May 3, 2021, the Company completed its previously-announced acquisition of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) business (together, the “PMMA business”) from Arkema S.A., (“Arkema”) through the purchase of 100% of the shares of certain subsidiaries of Arkema (the “PMMA Acquisition”). The purchase price consideration for the PMMA Acquisition was $1,364.9 million, all of which was paid during the year ended December 31, 2021 (of which $1,358.6 million was paid during the six months ended June 30, 2021). PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s existing offerings across several end markets including automotive, building & construction, medical and consumer electronics. PMMA results are included within the Engineered Materials segment.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information. During the six months ended June 30, 2022, there were no changes to the purchase price allocation for the acquisition of the PMMA business. As of June 30, 2022, the acquisition measurement period for the PMMA business has ended and the values assigned to the assets acquired and liabilities assumed are final.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated results of operations of the Company with the PMMA business and Aristech Surfaces for the three and six months ended June 30, 2021 as if these acquisitions had occurred on January l, 2021. The pro forma results were calculated by combining the results of Trinseo with the PMMA business and Aristech Surfaces but do not include adjustments related to cost savings or other synergies that are anticipated as a result of these acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2021, nor are they indicative of future results of operations.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Net sales	$1,369.4	$2,563.6
Net income	$185.5	$261.1
Income from continuing operations	$166.9	$236.8

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Synthetic Rubber business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by Trinseo. Refer to the Annual Report for further information. At closing, the

Company and Synthos executed a long-term supply agreement, in which Trinseo will supply Synthos certain raw materials used in the Synthetic Rubber business subsequent to the sale. For the three and six months ended June 30, 2022, the Company recorded $22.7 million and $41.8 million, respectively, in net sales, and $15.6 million and $31.8 million, respectively, in cost of sales related to the supply agreement, which is recorded in continuing operations.

The following table summarizes the results of the Synthetic Rubber business for the three and six months ended June 30, 2022 and 2021, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$—	$135.7	$0.1	$259.9
Cost of sales	0.8	108.2	1.4	219.3
Gross profit (loss)	(0.8)	27.5	(1.3)	40.6
Selling, general and administrative expenses	(0.1)	5.6	(0.3)	11.8
Operating income (loss)	(0.7)	21.9	(1.0)	28.8
Gain on sale of businesses and other assets	1.2	—	1.2	—
Other expense, net	—	0.8	—	1.0
Income from discontinued operations before income taxes	0.5	21.1	0.2	27.8
Provision for income taxes	0.2	2.5	0.2	3.5
Net income from discontinued operations	$0.3	$18.6	$—	$24.3

NOTE 5—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and six months ended June 30, 2022 and 2021.

	Engineered	Latex	Base
Three Months Ended	Materials	Binders	Plastics	Polystyrene	Feedstocks	Total
June 30, 2022
United States	$150.7	$102.5	$106.1	$—	$4.6	$363.9
Europe	108.9	169.4	198.5	215.9	92.0	784.7
Asia-Pacific	38.2	79.3	31.6	96.0	—	245.1
Rest of World	3.5	2.5	25.7	0.1	—	31.8
Total	$301.3	$353.7	$361.9	$312.0	$96.6	$1,425.5
June 30, 2021
United States	$60.9	$74.1	$71.6	$—	$3.3	$209.9
Europe	80.3	160.5	253.8	199.8	68.0	762.4
Asia-Pacific	37.8	74.3	51.9	113.5	—	277.5
Rest of World	2.0	2.3	19.6	—	—	23.9
Total	$181.0	$311.2	$396.9	$313.3	$71.3	$1,273.7

	Engineered	Latex	Base
Six Months Ended	Materials	Binders	Plastics	Polystyrene	Feedstocks	Total
June 30, 2022
United States	$289.1	$184.7	$190.6	$—	$8.5	$672.9
Europe	227.6	320.3	445.1	430.5	158.4	1,581.9
Asia-Pacific	73.5	151.0	68.8	199.4	—	492.7
Rest of World	6.3	4.4	53.9	0.1	—	64.7
Total	$596.5	$660.4	$758.4	$630.0	$166.9	$2,812.2
June 30, 2021
United States	$71.1	$141.9	$134.2	$—	$6.7	$353.9
Europe	101.4	278.1	451.7	349.0	138.1	1,318.3
Asia-Pacific	72.1	138.1	100.6	231.1	—	541.9
Rest of World	2.2	4.1	39.3	—	—	45.6
Total	$246.8	$562.2	$725.8	$580.1	$144.8	$2,259.7

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales	$594.6	$495.6	$1,119.0	$918.5
Gross profit	$93.5	$74.5	$141.6	$139.9
Net income	$80.1	$63.6	$116.2	$114.6

As of June 30, 2022 and December 31, 2021, the Company’s investment in Americas Styrenics was $271.4 million and $247.8 million, respectively, which was $12.3 million and $9.4 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.5 years as of June 30, 2022. The Company received dividends of $30.0 million and $37.5 million from Americas Styrenics during the three and six months ended June 30, 2022, respectively, and $25.0 million and $40.0 million during the three and six months ended June 30, 2021, respectively.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Finished goods	$352.9	$279.2
Raw materials and semi-finished goods	370.1	303.9
Supplies	36.7	37.9
Total	$759.7	$621.0

NOTE 8—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, debt consisted of the following:

			June 30, 2022			December 31, 2021
	Interest Rate as of June 30, 2022	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	3.666%	September 2024	$666.9	$(6.6)	$660.3	$670.4	$(8.0)	$662.4
2028 Term Loan B	4.166%	May 2028	739.3	(15.7)	723.6	742.8	(17.0)	725.8
2026 Revolving Facility(2)	Various	May 2026	—	—	—	—	—	—
2029 Senior Notes	5.125%	April 2029	450.0	(13.8)	436.2	450.0	(14.7)	435.3
2025 Senior Notes	5.375%	September 2025	500.0	(4.4)	495.6	500.0	(5.0)	495.0
Accounts Receivable Securitization Facility(3)	Various	November 2024	—	—	—	—	—	—
Other indebtedness	Various	Various	4.3	—	4.3	5.6	—	5.6
Total debt			$2,360.5	$(40.5)	$2,320.0	$2,368.8	$(44.7)	$2,324.1
Less: current portion(4)					(17.7)			(18.5)
Total long-term debt, net of unamortized deferred financing fees					$2,302.3			$2,305.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	As of June 30, 2022, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $368.9 million (net of $6.1 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of June 30, 2022, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.
(4)	The current portion of long-term debt was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B as of June 30, 2022 and December 31, 2021.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2021 to June 30, 2022:

	Engineered	Latex	Base			Americas
	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2021	$667.3	$15.9	$22.4	$4.5	$—	$—	$710.1
Acquisitions (Note 3)	—	—	22.8	—	—	—	22.8
Foreign currency impact	(17.6)	(1.6)	(3.8)	(0.5)	—	—	(23.5)
Balance at June 30, 2022	$649.7	$14.3	$41.4	$4.0	$—	$—	$709.4

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

As of June 30, 2022, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $689.6 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2022:

June 30,
Buy / (Sell)	2022
Euro	$(564.7)
Chinese Yuan	$(48.7)
New Taiwan Dollar	$16.4
Swedish Krona	$12.6
South Korean Won	$(12.4)

Open foreign exchange forward contracts as of June 30, 2022 had maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of June 30, 2022.

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

As of June 30, 2022, the Company had open interest rate swap agreements with a net notional U.S. dollar equivalent of $200.0 million which had an effective date of September 29, 2017 and mature in September 2022. Under the terms of the swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR (1.67% as of June 30, 2022) from the counterparties.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,286.4)	$(25.4)	$1.7	$(1,053.7)	$(21.6)	$33.0	$(6.1)

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—	$—	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(0.6)	$—	$—	$(0.9)	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$0.3	$—	$—	$1.7	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income (1)	$—	$—	$39.1	$—	$—	$33.0	$0.4

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(2,497.1)	$(47.3)	$(1.3)	$(1,850.8)	$(33.6)	$(22.0)	$(8.5)

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—	$(0.3)	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(1.4)	$—	$—	$(1.7)	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$2.4	$—	$—	$3.6	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income (1)	$—	$—	$47.9	$—	$—	$(22.0)	$20.1
(1)	The $33.0 million gain and $22.0 million loss incurred from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the three and six months ended June 30, 2021, respectively, is presented separately in the condensed consolidated statements of operations from the gains recorded on the Company’s other foreign exchange forward contracts.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and six months ended June 30, 2022 and 2021:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$—	$(1.0)	$—	$2.7
Interest rate swaps	0.9	0.8	2.4	1.7
Total	$0.9	$(0.2)	$2.4	$4.4
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$9.7	$(7.1)	$15.8	$19.1
Total	$9.7	$(7.1)	$15.8	$19.1

	Gain (Loss) Recognized in Other expense, net in Statement of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Settlements and changes in the fair value of forward contracts (not designated as hedges) (1)	$39.1	$0.4	$47.9	$20.1
Remeasurement of foreign currency-denominated assets and liabilities	$(37.8)	$0.6	$(48.0)	$(19.3)
Total	$1.3	$1.0	$(0.1)	$0.8
(1)	Amount does not include the gain of $33.0 million and loss of $22.0 million recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the Arkema PMMA business during the three and six months ended June 30, 2021, respectively.

The Company expects to reclassify in the next twelve months an approximate $0.2 million net gain from AOCI into earnings related to the Company’s outstanding interest rate swaps as of June 30, 2022.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2022
	Foreign
	Exchange	Interest
Balance Sheet	Forward	Rate
Classification	Contracts	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$18.2	$0.2	$18.4
Gross derivative asset position	18.2	0.2	18.4
Less: Counterparty netting	(0.7)	—	(0.7)
Net derivative asset position	$17.5	$0.2	$17.7
Liability Derivatives:
Accounts payable	$(1.3)	$—	$(1.3)
Gross derivative liability position	(1.3)	—	(1.3)
Less: Counterparty netting	0.6	—	0.6
Net derivative liability position	$(0.7)	$—	$(0.7)
Total net derivative position	$16.8	$0.2	$17.0

	December 31, 2021
	Foreign
	Exchange	Interest	Cross
Balance Sheet	Forward	Rate	Currency
Classification	Contracts	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$2.3	$—	$—	$2.3
Gross derivative asset position	2.3	—	—	2.3
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$2.2	$—	$—	$2.2
Liability Derivatives:
Accounts payable	$(1.3)	$(2.2)	$(17.4)	$(20.9)
Gross derivative liability position	(1.3)	(2.2)	(17.4)	(20.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(1.2)	$(2.2)	$(17.4)	$(20.8)
Total net derivative position	$1.0	$(2.2)	$(17.4)	$(18.6)

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$17.5	$—	$17.5
Foreign exchange forward contracts—(Liabilities)	—	(0.7)	—	(0.7)
Interest rate swaps—Assets	—	0.2	—	0.2
Total fair value	$—	$17.0	$—	$17.0

	December 31, 2021
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$2.2	$—	$2.2
Foreign exchange forward contracts—(Liabilities)	—	(1.2)	—	(1.2)
Interest rate swaps—(Liabilities)	—	(2.2)	—	(2.2)
Cross currency swaps—(Liabilities)	—	(17.4)	—	(17.4)
Total fair value	$—	$(18.6)	$—	$(18.6)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2021, which were still held as of June 30, 2022. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continues to operate. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. During the three and six months ended June 30, 2022, the Company recorded additional impairment charges of $1.3 million and $2.0 million, respectively, related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired, which are also included within “Other charges” on the condensed consolidated statements of operations. Refer to the Company’s Annual Report for further information. As of June 30, 2022 and December 31, 2021, the value of the Boehlen styrene monomer assets are recorded at $3.1 million and $3.4 million, respectively, within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2021.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2022 and December 31, 2021:

	As of	As of
	June 30, 2022	December 31, 2021
2029 Senior Notes	$323.5	$460.2
2028 Term Loan B	700.1	737.4
2025 Senior Notes	426.7	509.4
2024 Term Loan B	634.0	667.5
Total fair value	$2,084.3	$2,374.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of June 30, 2022 and December 31, 2021.

NOTE 12—PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Effective income tax rate	45.4%	14.9%	49.7%	17.9%

Provision for income taxes for the three and six months ended June 30, 2022 totaled $30.8 million and $53.4 million, respectively, resulting in an effective tax rate of 45.4% and 49.7%, respectively. Provision for income taxes for the three and six months ended June 30, 2021 totaled $23.3 million and $43.4 million, respectively, resulting in an effective tax rate of 14.9% and 17.9%, respectively.

The most significant driver of the increase in the effective income tax rate for the three and six months ended June 30, 2022 compared to the prior year was the change in the Company’s forecasted jurisdictional mix of earnings, where losses expected to be generated in lower rate jurisdictions are being more than offset by income expected to be generated in higher tax jurisdictions.

Also impacting the effective tax rate for the three and six months ended June 30, 2022 was the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022. This expense was partially offset by the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg.

Lastly, the effective income tax rate for the six months ended June 30, 2022 increased compared to the prior year due to a $35.6 million charge recorded in the first quarter of 2022 related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements, for which the Company estimates no tax benefit based on currently available information.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund Sites. As of June 30, 2022 and December 31, 2021, the Company had $3.8 million and $4.4 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

As a result of further developments in this matter, during the first quarter of 2022, the Company recorded a charge of $35.6 million which is included within “Other charges” on the condensed consolidated statements of operations. As of June 30, 2022, the estimated liability recorded on the balance sheet related to this matter was $33.4 million, adjusted for foreign exchange rate impacts. The Company is unable to predict the ultimate outcome of this matter, which remains ongoing. Based on its findings, the European Commission may decide to adopt a final decision imposing additional fines and/or request certain behavioral or structural commitments from the Company. However, any additional potential losses incurred could be material to the Company’s results of operations, balance sheet, and cash flows.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension (1)
	2022	2021	2022	2021
Net periodic benefit cost
Service cost	$3.1	$4.0	$0.3	$0.1
Interest cost	0.6	0.4	0.1	0.1
Expected return on plan assets	—	(0.1)	(0.3)	(0.2)
Amortization of prior service credit	(0.1)	(0.2)	—	—
Amortization of net loss	0.6	1.6	—	—
Settlement and curtailment gain	(1.9)	—	—	—
Net periodic benefit cost	$2.3	$5.7	$0.1	$—

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension (1)
	2022	2021	2022	2021
Net periodic benefit cost
Service cost	$6.3	$8.1	$0.5	$0.1
Interest cost	1.3	0.9	0.3	0.1
Expected return on plan assets	(0.1)	(0.1)	(0.5)	(0.2)
Amortization of prior service credit	(0.2)	(0.4)	—	—
Amortization of net loss	1.3	3.1	—	—
Settlement and curtailment gain	(1.9)	—	—	—
Net periodic benefit cost	$6.7	$11.6	$0.3	$—
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition.

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three and six months ended June 30, 2022 and 2021.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $249.4 million and $274.7 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.1 million and $4.6 million during the three and six months ended June 30, 2022, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $4.2 million to its defined benefit plans for the remainder of 2022.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the

Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and six months ended June 30, 2022 and 2021, as well as unrecognized compensation cost as of June 30, 2022:

					As of
	Three Months Ended		Six Months Ended		June 30, 2022
	June 30,		June 30,		Unrecognized	Weighted
	2022	2021	2022	2021	Compensation Cost	Average Years
RSUs	$2.4	$1.9	$7.0	$3.6	$13.7	1.9
Options	0.7	1.1	3.8	2.2	3.4	1.6
PSUs	0.7	0.7	1.4	1.2	5.1	2.2
Total share-based compensation expense	$3.8	$3.7	$12.2	$7.0

The following table summarizes awards granted and the respective weighted average grant date fair value for the six months ended June 30, 2022:

	Six Months Ended
	June 30, 2022
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	196,071	$52.31
Options	192,175	22.52
PSUs	63,317	57.47

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the six months ended June 30, 2022:

Six Months Ended
June 30, 2022
Expected term (in years)	5.50
Expected volatility	48.72%
Risk-free interest rate	1.97%
Dividend yield	2.00%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the six months ended June 30, 2022, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the six months ended June 30, 2022:

Six Months Ended
June 30, 2022
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

NOTE 16—SEGMENTS

The Company operates under six segments: Engineered Materials, Latex Binders, Base Plastics, Polystyrene, Feedstocks, and Americas Styrenics. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition on May 3, 2021 and the Aristech Surfaces Acquisition on September 1, 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Base Plastics segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Base Plastics segment also includes the results of Heathland, which was acquired in the first quarter of 2022. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, and ABS resins. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and six months ended June 30, 2022 and 2021. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note

5 for the Company’s net sales to external customers by segment for the three and six months ended June 30, 2022 and 2021.

	Engineered	Latex	Base			Americas
Three Months Ended (1)	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics
June 30, 2022	$34.0	$29.4	$46.1	$23.0	$14.2	$39.4
June 30, 2021	$27.8	$32.2	$82.0	$51.1	$39.8	$30.1

	Engineered	Latex	Base			Americas
Six Months Ended (1)	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics
June 30, 2022	$68.7	$59.6	$114.7	$68.3	$18.3	$61.0
June 30, 2021	$35.8	$49.0	$147.5	$98.4	$86.1	$53.0

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

The reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income from continuing operations before income taxes	$67.9	$156.3	$107.6	$242.2
Interest expense, net	25.4	21.6	47.3	33.6
Depreciation and amortization	48.1	38.1	101.1	61.2
Corporate Unallocated(2)	21.6	23.9	48.5	46.4
Adjusted EBITDA Addbacks(3)	23.1	23.1	86.1	86.4
Segment Adjusted EBITDA	$186.1	$263.0	$390.6	$469.8
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net gain on disposition of businesses and assets	$(1.5)	$—	$(1.8)	$(0.2)
Restructuring and other charges (Note 17)	(1.5)	6.3	(1.0)	6.7
Acquisition transaction and integration net costs (Note 3)	2.7	43.2	5.9	49.2
Acquisition purchase price hedge (gain) loss (Note 10)	—	(33.0)	—	22.0
Asset impairment charges or write-offs (Note 11)	1.3	1.8	2.0	1.8
European Commission request for information (Note 13)	—	—	35.6	—
Other items (a)	22.1	4.8	45.4	6.9
Total Adjusted EBITDA Addbacks	$23.1	$23.1	$86.1	$86.4
(a)	Other items for the three and six months ended June 30, 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, as well as our transition to a new enterprise resource planning system. Other items for the three and six months ended June 30, 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives.

NOTE 17—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Life-to-date
	2022	2021	2022	2021	Charges	Segment
Transformational Restructuring Program
Employee termination benefits	$(0.2)	$6.2	$0.1	$6.2	$8.8	N/A(1)
Transformational Restructuring Program Subtotal	$(0.2)	$6.2	$0.1	$6.2	$8.8
Other Restructurings	(1.3)	(0.3)	(1.1)	0.1		Various
Total Restructuring Charges	$(1.5)	$5.9	$(1.0)	$6.3
(1)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s recent strategic initiatives. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of June 30, 2022 of less than $1.0 million, the majority of which are expected to be paid by December 31, 2022. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of June 30, 2022. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2021	Expenses	Deductions(1)	June 30, 2022
Employee termination benefits	$10.0	$(1.4)	$(3.2)	$5.4
Decommissioning and other	—	0.1	(0.1)	—
Total	$10.0	$(1.3)	$(3.3)	$5.4
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2022 and 2021	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of March 31, 2022	$(118.6)	$(33.3)	$2.2	$(149.7)
Other comprehensive income (loss)	(34.8)	7.7	—	(27.1)
Amounts reclassified from AOCI to net income(1)	—	(1.4)	0.3	(1.1)
Balance as of June 30, 2022	$(153.4)	$(27.0)	$2.5	$(177.9)

Balance as of March 31, 2021	$(108.6)	$(70.8)	$(0.6)	$(180.0)
Other comprehensive income (loss)	(0.7)	—	(1.1)	(1.8)
Amounts reclassified from AOCI to net income (1)	—	1.0	0.9	1.9
Balance as of June 30, 2021	$(109.3)	$(69.8)	$(0.8)	$(179.9)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2022 and 2021	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(39.1)	7.7	0.7	(30.7)
Amounts reclassified from AOCI to net income(1)	—	(1.1)	1.1	—
Balance as of June 30, 2022	$(153.4)	$(27.0)	$2.5	$(177.9)

Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income (loss)	(0.3)	—	2.4	2.1
Amounts reclassified from AOCI to net income(1)	—	2.1	2.0	4.1
Balance as of June 30, 2021	$(109.3)	$(69.8)	$(0.8)	$(179.9)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Statements of Operations
AOCI Components	2022	2021	2022	2021	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$—	$—	$—	$0.3	Cost of sales
Interest rate swaps	0.6	0.9	1.4	1.7	Interest expense, net
Total before tax	0.6	0.9	1.4	2.0
Tax effect	(0.3)	—	(0.3)	—	Provision for income taxes
Total, net of tax	$0.3	$0.9	$1.1	$2.0

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.1)	$(0.2)	$(0.2)	$(0.5)	(a)
Net actuarial loss	0.6	1.7	1.2	3.6	(a)
Net curtailment and settlement gain	(1.9)	—	(1.9)	—	(a)
Total before tax	(1.4)	1.5	(0.9)	3.1
Tax effect	—	(0.5)	(0.2)	(1.0)	Provision for income taxes
Total, net of tax	$(1.4)	$1.0	$(1.1)	$2.1
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

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

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2022	2021	2022	2021
Earnings:
Net income from continuing operations	$37.1	$133.0	$54.2	$198.8
Net income from discontinued operations	0.3	18.6	—	24.3
Net income	$37.4	$151.6	$54.2	$223.1
Shares:
Weighted average ordinary shares outstanding	36.3	38.8	36.8	38.6
Dilutive effect of RSUs, option awards, and PSUs(1)	0.7	0.8	0.8	1.0
Diluted weighted average ordinary shares outstanding	37.0	39.6	37.6	39.6
Income per share:
Income per share—basic:
Continuing operations	$1.02	$3.43	$1.47	$5.15
Discontinued operations	0.01	0.48	—	0.62
Income per share—basic	$1.03	$3.91	$1.47	$5.77
Income per share—diluted:
Continuing operations	$1.00	$3.35	$1.44	$5.02
Discontinued operations	0.01	0.47	—	0.61
Income per share—diluted	$1.01	$3.82	$1.44	$5.63
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. There were 1.0 million and 0.9 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022, respectively, and 0.6 million for the three and six months ended June 30, 2021.

NOTE 20—OTHER CHARGES

Other charges consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Asset impairment charges or write-offs (Note 11)	$1.3	$1.8	$2.0	$1.8
European Commission request for information (Note 13)	—	—	35.6	—
Total	$1.3	$1.8	$37.6	$1.8

t

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 Year-to-Date Highlights

During the three and six months ended June 30, 2022, Trinseo recognized net income from continuing operations of $37.1 million and $54.2 million, respectively and Adjusted EBITDA of $164.5 million and $342.1 million, respectively. These solid results were achieved despite an increasingly challenging operating environment that is forcing both Trinseo and our customers to contend with issues including COVID-19 lockdowns in China, cautious spending and softening demand in Europe from an uncertain geopolitical situation, high raw material and energy costs, and persistent supply chain constraints. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

European Commission Request for Information

In 2018, Trinseo received a request for information from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area, as well as subsequent requests for information. Trinseo has fully responded to all information requests from the European Commission and continues to fully cooperate on this matter, which remains ongoing. As a result of further developments in this matter, during the first quarter of 2022, Trinseo recorded a charge of $35.6 million which is included within “Other charges” on the condensed consolidated statements of operations. Refer to Note 13 in the condensed consolidated financial statements for more information.

Acquisition of Heathland

On January 3, 2022, the Company closed on the previously-announced acquisition of Heathland B.V. (“Heathland”) for an estimated purchase price of $29.3 million, including an initial cash purchase price of $22.9 million, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments (the “Heathland Acquisition”). Heathland is based in Utrecht, the Netherlands, and is focused on converting post-consumer and post-industrial PMMA, PC, ABS, polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. The acquisition of Heathland is consistent with Trinseo’s strategy and enhances our footprint as a sustainable solutions provider. Refer to Note 3 in the condensed consolidated financial statements for more information.

Process Pause for Divestiture of Styrenics Business

In November 2021, the Company announced that it had begun work to explore the divestiture of our styrenics business and subsequently launched a formal sales process in the first quarter of 2022. The scope of the potential divestiture was expected to include the Feedstocks and Polystyrene reporting segments as well as our 50% ownership of Americas Styrenics. While this process generated broad and significant interest from both strategic and financial parties, the deterioration of financing markets and the economic uncertainty created by the war in Ukraine, particularly in European energy markets, has impeded the Company’s ability to obtain full value for the styrenics business. As a result, the Company has decided to pause the sale process.

This pause does not change the Company’s transformation strategy of becoming a higher growth, higher margin, and less volatile specialty material and sustainable solutions provider. The Company intends to reevaluate a potential sale of the styrenics business when macroeconomic conditions improve.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2022	%	2021	%	2022	%	2021	%
Net sales	$1,425.5	100%	$1,273.7	100%	$2,812.2	100%	$2,259.7	100%
Cost of sales	1,286.4	90%	1,053.7	83%	2,497.1	89%	1,850.8	82%
Gross profit	139.1	10%	220.0	17%	315.1	11%	408.9	18%
Selling, general and administrative expenses	85.6	6%	97.3	8%	182.3	6%	153.8	7%
Equity in earnings of unconsolidated affiliates	39.4	3%	30.1	2%	61.0	2%	53.0	2%
Other charges	1.3	—%	1.8	—%	37.6	1%	1.8	—%
Operating income	91.6	7%	151.0	11%	156.2	6%	306.3	13%
Interest expense, net	25.4	2%	21.6	2%	47.3	2%	33.6	1%
Acquisition purchase price hedge (gain) loss	—	—%	(33.0)	(3)%	—	—%	22.0	1%
Other expense (income), net	(1.7)	—%	6.1	—%	1.3	—%	8.5	—%
Income from continuing operations before income taxes	67.9	5%	156.3	12%	107.6	4%	242.2	11%
Provision for income taxes	30.8	2%	23.3	2%	53.4	2%	43.4	2%
Net income from continuing operations	$37.1	3%	$133.0	10%	$54.2	2%	$198.8	9%
Net income from discontinued operations, net of income taxes	0.3	—%	18.6	2%	—	—%	24.3	1%
Net income	$37.4	3%	$151.6	12%	$54.2	2%	$223.1	10%

Three Months Ended – June 30, 2022 vs. June 30, 2021

Net Sales

Of the 12% increase in net sales, 14% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs, such as styrene, along with higher energy costs. Also contributing to the increase was the contributions from our acquisitions in 2021, including the PMMA Acquisition, which closed on May 3, 2021, and the Aristech Surfaces Acquisition, which closed on September 1, 2021. These increases were partially offset by lower volumes across several segments mainly from less demand to building & construction, automotive, appliance and consumer electronics applications, including the impact of COVID-19 lockdowns in China.

Cost of Sales

The 22% increase in cost of sales was primarily attributable to a 20% increase in raw material costs and a 9% increase related to the PMMA Acquisition and Aristech Surfaces Acquisition. Partially offsetting these increases was a decrease of 7% due to lower volumes.

Gross Profit

The decrease in gross profit of 37% was primarily attributable to lower margins compared to the very high levels observed in the second quarter of 2021 in Feedstocks and Polystyrene, as well as lower sales volume. These impacts were partially offset by additional gross profit from the 2021 acquisitions. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $11.7 million, or 12%, decrease in SG&A was primarily due to a decrease of $40.5 million related to acquisition transaction and integration costs incurred, primarily in connection with the PMMA Acquisition. Offsetting these costs was an $18.1 million increase in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $4.9 million increase in employee compensation, particularly from newly acquired businesses, and $0.9 million of costs incurred in connection with the Company’s enterprise resource planning system upgrade.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $9.3 million was due to higher equity earnings from Americas Styrenics due to higher styrene profitability, which was partially offset by lower sales volume that resulted from the styrene production outages in the current period.

Other Charges

During the three months ended June 30, 2022 and 2021, the Company recorded impairment charges of $1.3 million and $1.8 million, respectively, related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $3.8 million, or 18%, was primarily attributable to the Company’s issuance of the 2028 Term Loan B, issued in the second quarter of 2021. Refer to Note 8 in the condensed consolidated financial statements for further information.

Acquisition Purchase Price Hedge (Gain) Loss

The $33.0 million acquisition purchase price hedge gain for the three months ended June 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business.

Other Expense (Income), Net

Other income, net for the three months ended June 30, 2022 was $1.7 million, which included a $1.0 million of income related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction gains of $1.3 million. These net foreign exchange transaction gains included $37.8 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $39.1 million of gains from our foreign exchange forward contracts.

Other expense, net for the three months ended June 30, 2021 was $6.1 million, which included $1.6 million of expense related to the non-service cost components of net periodic benefit cost and $4.5 million of transfer taxes associated with the PMMA Acquisition. These expense amounts were partially offset by foreign exchange transaction gains of $1.0 million, which included $0.6 million of foreign exchange transaction gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, in addition to $0.4 million of gains from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

Provision for Income Taxes

Despite a year-over-year decrease of $88.4 million in income from continuing operations before income taxes, the provision for income taxes increased from $23.3 million in the prior year to $30.8 million in the three months ended June 30, 2022. The most significant driver of this increase in provision for income taxes was the change in the Company’s forecasted jurisdictional mix of earnings, where losses expected to be generated in lower rate jurisdictions are being more than offset by income expected to be generated in higher tax jurisdictions.

Also increasing the provision for income taxes in the current year was the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022. This expense was partially offset by the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg.

Net Income from Discontinued Operations, Net of Income Taxes

Net income from discontinued operations, net of income taxes during the three months ended June 30, 2022 and 2021 was $0.3 million and $18.6 million, respectively, and was related the results and sale of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Six Months Ended – June 30, 2022 vs. June 30, 2021

Net Sales

Of the 24% increase in net sales, 19% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs, such as styrene, along with higher energy costs. An additional 15% increase was due to the contributions from our acquisitions in 2021, including the PMMA Acquisition, which closed on May 3, 2021, and the Aristech Surfaces Acquisition, which closed on September 1, 2021. These increases were partially offset by a 7% decrease due to lower volumes across all segments due to softening demand in several applications as well as the impacts of COVID-19 in China.

Cost of Sales

The 35% increase in cost of sales was primarily attributable to a 21% increase in raw material costs and a 17% increase related to the PMMA Acquisition and Aristech Surfaces Acquisition. Partially offsetting these increases was a decrease of 7% due to lower volumes.

Gross Profit

The decrease in gross profit of 23% was primarily attributable to lower margins compared to the very high levels observed in the first half of 2021 in Feedstocks and Polystyrene, as well as lower sales volume as described above. These impacts were partially offset by additional gross profit from the 2021 acquisitions. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $28.5 million, or 19%, increase in SG&A was primarily due to a $37.2 million increase in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, as well as $3.1 million of costs incurred in connection with the Company’s enterprise resource planning system upgrade. Also contributing to the increase was an $11.7 million increase in salaries, wages and fringe costs due to the addition of personnel from acquisitions, a $3.7 million increase in additional depreciation and amortization expense from the PMMA Acquisition and the Aristech Surfaces Acquisition, a $2.8 million increase in travel, and a $3.0 million increase in bad debt expense. Partially offsetting these increases was a decrease of $43.3 million related to acquisition transaction and integration costs incurred in the prior year, primarily in connection with the PMMA Acquisition.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $8.0 million was due to higher equity earnings from Americas Styrenics due to higher styrene profitability, which was partially offset by lower sales volume that resulted from the styrene production outages in the current period.

Other Charges

During the six months ended June 30, 2022, the Company recorded a charge of $35.6 million related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements. The Company also recorded impairment charges of $2.0 million and $1.8 million related to our Boehlen styrene monomer assets during the six months ended June 30, 2022 and 2021, respectively, as described within Note 11 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $13.7 million, or 41%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes, which were not issued until late in the first quarter of 2021 and the 2028 Term Loan B, issued in the second quarter of 2021. Refer to Note 8 in the condensed consolidated financial statements for further information.

Acquisition Purchase Price Hedge (Gain) Loss

The $22.0 million acquisition purchase price hedge loss for the six months ended June 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business.

Other Expense, Net

Other expense, net for the six months ended June 30, 2022 was $1.3 million, which included $0.2 million of expense related to the non-service cost components of net periodic benefit cost as well as foreign exchange transaction losses of $0.1 million. These net foreign exchange transaction losses included $48.0 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $47.9 million of gains from our foreign exchange forward contracts.

Other expense, net for the six months ended June 30, 2021 was $8.5 million, which included $3.4 million of expense related to the non-service cost components of net periodic benefit cost and $4.5 million of transfer taxes associated with the PMMA Acquisition. These expense amounts were partially offset by foreign exchange transaction gains of $0.8 million, which included $19.3 million of foreign exchange transaction losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, offset by $20.1 million of gains from our foreign exchange forward contracts, excluding the acquisition purchase price hedge.

Provision for Income Taxes

Despite a year-over-year decrease of $134.6 million in income from continuing operations before income taxes, the provision for income taxes increased from $43.4 million in the prior year to $53.4 million in the six months ended June 30, 2022. The most significant driver of this increase in provision for income taxes was the Company’s forecasted jurisdictional mix of earnings, where losses expected to be generated in lower rate jurisdictions are being more than offset by income expected to be generated in higher tax jurisdictions.

Also increasing the provision for income taxes in the current year was the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022. This expense was partially offset by the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg.

Net Income from Discontinued Operations, Net of Income Taxes

Net income from discontinued operations, net of income taxes during the six months ended June 30, 2021 was $24.3 million, and was related to the results and sale of our Synthetic Rubber business. There was no net income from discontinued operations, net of income taxes during the six months ended June 30, 2022. Refer to Note 4 in the condensed consolidated financial statements for further information.

Outlook

As the second quarter progressed, increased uncertainty due to the ongoing war in Ukraine and the associated increase in material and energy prices began to negatively influence demand in Europe. We are assuming this demand slowdown we’ve observed over the last two months will continue for the duration of the year putting downward pressure on styrene monomer margins in the region. Volume and margins for most of our derivative products will also be impacted by this downward pressure, particularly in building & construction and appliance applications. Therefore, we expect sequentially lower profitability in the second half of 2022.

As discussed within Liquidity and Capital Resources below, sharp increases in raw material prices, like benzene, along with record levels of energy prices led to a significant working capital build and cash flow use during the first half of 2022. In the second half of 2022, we expect a significant working capital release and positive cash flow from inventory control, expectations that raw material prices have largely peaked, and seasonally lower sales in the fourth quarter. We also expect to continue returning cash to our shareholders in the second half of 2022 via share repurchases and dividends.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2022 and 2021. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$301.3	$181.0	66%	$596.5	$246.8	142%
Adjusted EBITDA	$34.0	$27.8	22%	$68.7	$35.8	92%
Adjusted EBITDA margin	11%	15%		12%	15%

Three Months Ended – June 30, 2022 vs. June 30, 2021

The 66% increase in net sales was primarily attributable to the contribution from the PMMA business and the Aristech Surfaces acquisitions, which led to a 57% increase year-over-year. In addition, sales price, primarily from the pass through of higher raw materials and energy costs, increased net sales by 16%. These increases were partially offset by a 5% decrease due to lower sales volumes from reduced demand for products supporting consumer electronics and appliances following the strong demand conditions in the prior year, as well as COVID-19 related lockdowns in China in the current year.

Adjusted EBITDA increased $6.2 million, or 22%, year-over-year. Our recent acquisitions of the PMMA business and Aristech Surfaces contributed a $20.0 million, or 72%, increase from the prior year. This increase was partially offset by a $3.7 million, or 13%, decrease due to lower sales volume as described above, as well as a $10.6 million, or 38%, decrease due to lower margins, which included a one-time charge of approximately $4.0 million related to a contract review with a significant supplier.

Six Months Ended – June 30, 2022 vs. June 30, 2021

The 142% increase in net sales was primarily attributable to the contribution from the PMMA business and the Aristech Surfaces acquisitions, which led to a 135% increase year-over-year. In addition, sales price, primarily from the pass through of higher raw materials and energy costs, increased net sales by 17%. These increases were partially offset by a 9% decrease due to lower sales volumes as demand declined from very high levels in the prior year and also from COVID-19 lockdowns in China in the current year.

Adjusted EBITDA increased $32.9 million, or 92%, year-over-year. Our recent acquisitions of the PMMA business and Aristech Surfaces contributed a $51.2 million, or 143%, increase from the prior year. This increase was partially offset by a $7.2 million, or 20%, decrease due to lower sales volume as described above, as well as a $10.4 million, or 29%, decrease due to lower margins, which included a one-time charge of approximately $4.0 million related to a contract review with a significant supplier.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$353.7	$311.2	14%	$660.4	$562.2	17%
Adjusted EBITDA	$29.4	$32.2	(9)%	$59.6	$49.0	22%
Adjusted EBITDA margin	8%	10%		9%	9%

Three Months Ended – June 30, 2022 vs. June 30, 2021

The 14% increase in net sales was primarily due to an 18% increase in pricing from the pass through of raw material costs, mainly styrene and butadiene, as well as pricing actions, slightly offset by a 4% decrease due to foreign exchange rate impacts.

The $2.8 million, or 9%, decrease in Adjusted EBITDA was primarily due to a decrease of $3.1 million, or 10%, due to foreign exchange rate impacts, slightly offset by an increase of $0.7 million, or 2%, due to higher sales volumes, specifically in North America to paper & board and CASE applications.

Six Months Ended – June 30, 2022 vs. June 30, 2021

The 17% increase in net sales was primarily due to a 23% increase in pricing from the pass through of raw material costs, mainly styrene and butadiene, as well as pricing actions, slightly offset by a 4% decrease due to foreign exchange rate impacts.

The $10.6 million, or 22%, increase in Adjusted EBITDA was primarily due to an increase of $19.2 million, or 39%, attributable to higher margins which was a result of favorable net timing and pricing actions. This increase was partially offset by a $4.9 million, or 10%, decrease due to foreign exchange rate impacts, as well as a $3.6 million, or 7%, decrease due to higher fixed costs.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$361.9	$396.9	(9)%	$758.4	$725.8	4%
Adjusted EBITDA	$46.1	$82.0	(44)%	$114.7	$147.5	(22)%
Adjusted EBITDA margin	13%	21%		15%	20%

Three Months Ended – June 30, 2022 vs. June 30, 2021

Net sales decreased by 9% year-over-year, primarily due to lower sales volume, mainly in ABS, from softening demand to building & construction and appliance applications, which contributed to an 18% decrease. This decrease was partially offset by a 12% increase from higher pricing due to the pass through of raw material cost.

The $35.9 million, or 44%, decrease in Adjusted EBITDA was primarily due to a $22.5 million, or 27%, decrease from lower sales volumes as described above. In addition to lower sales volumes, Adjusted EBITDA decreased by $7.0 million, or 8%, due to a margin decline from higher raw material and utility costs and a softer demand environment. Foreign exchange rate impacts also contributed to a $4.7 million, or 6%, decrease.

Six Months Ended – June 30, 2022 vs. June 30, 2021

Net sales increased by 4% year-over-year. Higher pricing from the pass through of higher raw material costs led to a 20% increase in net sales from the prior year. This was partially offset by a 12% decrease due to lower sales volume from weaker demand to automotive and building & construction applications, as well as a 4% decrease due to foreign exchange rate impacts.

The $32.8 million, or 22%, decrease in Adjusted EBITDA was primarily due to lower sales volume of $28.4 million, or 19%, as described above. Also contributing to the overall decrease was unfavorable foreign exchange rate impacts of $9.1 million, or 6%, and a decrease of $7.0 million, or 5%, due to higher fixed costs. These decreases in Adjusted EBITDA were partially offset by higher margins of $10.9 million, or 7%.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$312.0	$313.3	(0)%	$630.0	$580.1	9%
Adjusted EBITDA	$23.0	$51.1	(55)%	$68.3	$98.4	(31)%
Adjusted EBITDA margin	7%	16%		11%	17%

Three Months Ended – June 30, 2022 vs. June 30, 2021

Net sales were essentially flat year-over-year. Higher pricing, primarily from the pass through of higher styrene costs, resulted in a $14.5 million, or 5%, increase in net sales. This increase was offset by lower volumes, caused by lower demand in China for appliances.

The $28.1 million, or 55%, decrease in Adjusted EBITDA was primarily due to a decrease of $28.4 million, or 56%, due to lower margins primarily from raw material volatility in Europe. In addition, a decrease of $4.0 million, or 8%, was due to lower volumes as described above. These effects were partially offset by an increase due to lower fixed costs of $3.5 million, or 7%.

Six Months Ended – June 30, 2022 vs. June 30, 2021

The 9% increase in net sales was due to higher pricing primarily from the pass through of higher styrene costs.

The $30.1 million, or 31%, decrease in Adjusted EBITDA was due to a decrease of $27.9 million, or 28%, from lower margins primarily from raw material volatility in Europe. In addition, a decrease of $5.0 million, or 5%, was due to lower volumes. These effects were partially offset by an increase of $2.0 million, or 2% due to favorable foreign exchange rate impacts.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$96.6	$71.3	35%	$166.9	$144.8	15%
Adjusted EBITDA	$14.2	$39.8	(64)%	$18.3	$86.1	(79)%
Adjusted EBITDA margin	15%	56%		11%	59%

Three Months Ended – June 30, 2022 vs. June 30, 2021

The 35% increase in net sales was driven almost entirely from higher styrene prices.

The decrease of $25.6 million in Adjusted EBITDA was primarily attributed to a $29.6 million, or 74%, decrease due to lower styrene margins including impacts from higher utility costs caused by rise in natural gas prices in Europe. Slightly offsetting this decrease was an increase of $4.7 million, or 12%, due to foreign exchange impacts.

Six Months Ended – June 30, 2022 vs. June 30, 2021

Net sales increased 15% year-over-year. Higher styrene prices resulted in a 31% increase in net sales, which were partially offset by a 16% decrease due to lower styrene-related sales volume.

The decrease of $67.8 million in Adjusted EBITDA was primarily attributed to a $77.6 million, or 90%, decrease due to lower styrene margins including impacts from higher utility costs caused by a rise in natural gas prices in Europe. Slightly offsetting this decrease was an increase of $8.3 million, or 10%, due to foreign exchange rate impacts.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Adjusted EBITDA*	$39.4	$30.1	31%	$61.0	$53.0	15%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – June 30, 2022 vs. June 30, 2021

The increase in Adjusted EBITDA was mainly due to higher styrene profitability, which was partially offset by lower sales volume that resulted from the styrene production outages in the current period.

Six Months Ended – June 30, 2022 vs. June 30, 2021

The increase in Adjusted EBITDA was mainly due to higher styrene profitability, which was partially offset by lower sales volume that resulted from the styrene production outages in the current period.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income	$37.4	$151.6	$54.2	$223.1
Net income from discontinued operations	0.3	18.6	—	24.3
Net income from continuing operations	37.1	133.0	54.2	198.8
Interest expense, net	25.4	21.6	47.3	33.6
Provision for income taxes	30.8	23.3	53.4	43.4
Depreciation and amortization	48.1	38.1	101.1	61.2
EBITDA(a)	$141.4	$216.0	$256.0	$337.0
Net gain on disposition of businesses and assets	(1.5)	—	(1.8)	(0.2)
Restructuring and other charges(b)	(1.5)	6.3	(1.0)	6.7
Acquisition transaction and integration net costs (c)	2.7	43.2	5.9	49.2
Acquisition purchase price hedge (gain) loss (d)	—	(33.0)	—	22.0
Asset impairment charges or write-offs(e)	1.3	1.8	2.0	1.8
European Commission request for information(f)	—	—	35.6	—
Other items(g)	22.1	4.8	45.4	6.9
Adjusted EBITDA	$164.5	$239.1	$342.1	$423.4
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the three and six months ended June 30, 2022 and 2021 primarily relate to charges incurred in connection with the Company’s restructuring programs. Refer to Note 17 in the condensed consolidated financial statements for further information regarding restructuring activities.
(c)	Amounts for the three and six months ended June 30, 2022 and 2021 relate to expenses incurred for the Company’s acquisition and integration of the PMMA business and Aristech Surfaces Acquisitions. Refer to Note 3 in the condensed consolidated financial statements for further information.
(d)	Acquisition purchase price hedge (gain) loss for the three and six months ended June 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business. Refer to Note 10 in the condensed consolidated financial statements for further information.
(e)	Amount for the three and six months ended June 30, 2022 and 2021 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 11 in the condensed consolidated financial statements.
(f)	Amount for the six months ended June 30, 2022 relate to the estimated liability recorded in connection with the European Commission request for information, as described in Note 13 in the condensed consolidated financial statements.

(g)	Other items for the three and six months ended June 30, 2022 and 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives. The three and six months ended June 30, 2022 also include costs related to our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three and six months ended June 30, 2022 and 2021. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$(88.9)	$18.1
Operating activities - discontinued operations	0.8	11.9
Operating activities	(88.1)	30.0
Investing activities - continuing operations	(70.4)	(1,403.1)
Investing activities - discontinued operations	(0.8)	(2.4)
Investing activities	(71.2)	(1,405.5)
Financing activities	(140.8)	1,154.9
Effect of exchange rates on cash	(8.5)	(1.1)
Net change in cash, cash equivalents, and restricted cash	$(308.6)	$(221.7)

Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2022 totaled $88.9 million. Solid earnings, including $37.5 million of dividends received from Americas Styrenics, were more than offset by a significant working capital build during the quarter. This working capital build, and resulting negative impact on cash flow, was driven by a rapid and significant increase in raw material prices experienced in the first half of 2022, especially in benzene. Also contributing to the working capital build were historically high energy prices. Net cash provided by operating activities from discontinued operations during the six months ended June 30, 2022 totaled $0.8 million.

Net cash provided by operating activities from continuing operations during the six months ended June 30, 2021 totaled $18.1 million, driven by very strong earnings, and inclusive of dividends received from Americas Styrenics of $40.0 million. Partially offsetting these factors was a $235.2 million reduction in operating cash from net working capital changes during the period, which were primarily attributable to significant increases in raw material costs, including the cost of benzene in Europe nearly doubling from February to May, and an increase in inventory ahead of third quarter planned maintenance activities. Net cash provided by operating activities from discontinued operations during the six months ended June 30, 2021 totaled $11.9 million, which was also primarily attributable to raw material cost increases and higher inventory related to discontinued operations.

Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2022 totaled $70.4 million, which was primarily attributable to net cash paid for asset or business acquisitions of $22.2 million (see Note 3), and capital expenditures, including cash spent for our ongoing enterprise resource planning system upgrade, of $55.4 million. Net cash used in investing activities from discontinued operations during the six months ended June 30, 2022 totaled $0.8 million.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2021 totaled $1,403.1 million, which was primarily attributable to net cash paid for asset or business acquisitions of $1,358.6 million, capital expenditures of $30.0 million, and payments for the settlement of hedging instruments of $14.7 million (related to the acquisition purchase price hedge). Net cash used in investing activities from discontinued operations during the six months ended June 30, 2021 totaled $2.4 million, which was entirely attributable to capital expenditures.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 totaled $140.8 million. This activity was primarily due to $101.9 million of payments related to the repurchase of ordinary shares, $24.6 million of dividends paid, $7.5 million of net repayments of short-term borrowings, and $7.2 million of net principal payments related to our 2024 Term Loan B and 2028 Term Loan B during the period.

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

	Six Months Ended
	June 30,
(in millions)	2022	2021
Cash provided by (used in) operating activities	$(88.1)	$30.0
Capital expenditures	(56.2)	(32.4)
Free Cash Flow	$(144.3)	$(2.4)

Refer to the discussion above for significant impacts to cash provided by operating activities for the six months ended June 30, 2022 and 2021.

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

At June 30, 2022 and December 31, 2021, we had $2,360.5 million and $2,368.8 million, respectively, in outstanding indebtedness and $1,050.5 million and $1,064.1 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of June 30, 2022 and December 31, 2021, we had $262.7 million and $560.6 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of June 30, 2022 and December 31, 2021 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2022			December 31, 2021
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$666.9	2.5%	$11.0	$670.4	2.1%	$20.6
2028 Term Loan B	739.3	3.0%	12.6	742.8	2.6%	15.2
2026 Revolving Facility	—	—%	0.9	—	—%	2.1
2029 Senior Notes	450.0	5.1%	12.4	450.0	5.1%	19.0
2025 Senior Notes	500.0	5.4%	11.7	500.0	5.4%	20.7
Accounts Receivable Securitization Facility	—	—%	0.7	—	2.0%	1.8
Other indebtedness*	4.3	0.8%	—	5.6	2.2%	—
Total	$2,360.5		$49.3	$2,368.8		$79.4

*For the six months ended June 30, 2022, interest expense on “Other indebtedness” totaled less than $0.1 million.

As of June 30, 2022, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million. As of June 30, 2022, the Company had $368.9 million of funds available for borrowing (net of $6.1 million outstanding letters of credit) under the 2026 Revolving Facility. Further, as of June 30, 2022, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

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

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in November 2024 and has an outstanding borrowing capacity of $150.0 million. As of June 30, 2022, there were no amounts outstanding under this facility and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 8 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the six months ended June 30, 2022, the Company declared dividends of $0.64 per ordinary share, totaling $23.9 million, of which $12.8 million was accrued as of June 30, 2022, the majority of which was paid in July 2022. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A-“Risk Factors” of our Annual Report, as well as the risk factors included in Part II, Item 1A herein. As of June 30, 2022, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, in May 2021, the Company completed the PMMA Acquisition. As permitted by the SEC, management elected to exclude this acquisition from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2021. In May 2022, the Company completed the integration of the PMMA business into its internal control environment. Otherwise, there were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Other than the European Commission request for information described in Note 13 – Commitments and Contingencies, we currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding material developments in legal proceedings during the quarter ended June 30, 2022, see “Litigation Matters” and “European Commission Request for Information” in Note 13 to our condensed consolidated financial statements.

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

Risks Related to Our Operations

Volatility in the cost of raw materials, logistics services, or transportation utilized for our products, or disruption in the supply of the raw materials utilized for our products, may adversely affect our financial condition and results of operations or cause our financial results to differ materially from our forecasts.

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

Continued supply constraints and increases in the cost of energy, including as a result of the ongoing conflict in Ukraine, could adversely impact our results of operations.

We use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes, and these operations can be directly affected by volatility in the cost and availability of energy, which is often subject to factors outside of our control. The ongoing conflict between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increased prices for natural gas and other energy supplies. Reductions in the supply of natural gas from Russia to Europe has led to ongoing supply shortages in Europe, and European Union member states have recently agreed to a voluntary short-term reduction of natural gas usage as a result of these shortages. Continued natural gas supply shortages, or a shutdown of natural gas supply from Russia, could lead to additional price increases, energy supply rationing, or temporary reduction in operations or closure of our manufacturing plants, which could have a material adverse impact on our business or results of operations.

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

As a result of further developments in this matter, during the first quarter of 2022, the Company recorded a reserve for an estimated liability of $35.6 million, which remains ongoing and the outcome of which remains unknown. Trinseo Europe GmbH may be subject to fines and/or certain behavioral or structural commitments imposed by the European Commission. If Trinseo Europe GmbH is found to have violated one or more laws, it could also be subject to additional actions by local competition authorities. European Commission inquiries or investigations can continue over a long period of time, which can divert the attention of our management from day-to-day operations and impose significant administrative burdens. Any of these consequences could damage our reputation and impair our ability to conduct business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended June 30, 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Secuirites Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2022	1,026,963	$48.69	1,026,963	1,201,833	(1)
May 1 - May 31, 2022	—	$—	—	—	(1)
June 1 - June 30, 2022	—	$—	—	—	(1)
Total	1,026,963	$—	1,026,963
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Trinseo PLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on June 17, 2022).

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

10.1*†	Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Frank Bozich dated December 11, 2018.

10.2*†	Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and David Stasse dated April 29, 2019.

10.3*†	Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Angelo Chaclas dated January 1, 2020.

10.4*†	Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo Europe GmbH and Andre Lanning dated October 1, 2021.

10.5*†	Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo Europe GmbH and Francesca Reverberi dated October 1, 2021.

10.6*	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2022).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 9, 2022

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)