Form 10-Q
period 2022-09-30
Trinseo PLC
filed 2022-11-04
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36473

Trinseo PLC

(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 East Swedesford Road

Suite 301

Wayne, PA 19087

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

As of October 28, 2022, there were 34,973,747 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2022

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains, without limitation, statements concerning plans, objectives, goals, projections, forecasts, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “believe,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$242.8	$573.0
Accounts receivable, net of allowance for doubtful accounts (September 30, 2022: $6.0; December 31, 2021: $4.1)	673.7	740.2
Inventories	614.0	621.0
Other current assets	40.5	44.3
Total current assets	1,571.0	1,978.5
Investments in unconsolidated affiliates	269.2	247.8
Property, plant and equipment, net of accumulated depreciation (September 30, 2022: $579.3; December 31, 2021: $556.5)	638.3	719.0
Other assets
Goodwill	691.9	710.1
Other intangible assets, net	764.7	823.8
Right-of-use assets - operating, net	74.8	85.3
Deferred income tax assets	62.6	77.6
Deferred charges and other assets	59.4	70.1
Total other assets	1,653.4	1,766.9
Total assets	$4,131.9	$4,712.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$16.7	$18.5
Accounts payable	442.2	590.3
Current lease liabilities - operating	17.9	18.4
Income taxes payable	25.4	52.1
Accrued expenses and other current liabilities	215.4	235.1
Total current liabilities	717.6	914.4
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,297.8	2,305.6
Noncurrent lease liabilities - operating	59.3	69.2
Deferred income tax liabilities	91.5	103.2
Other noncurrent obligations	267.6	306.7
Total noncurrent liabilities	2,716.2	2,784.7
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (September 30, 2022: 39.2 shares issued and 35.1 shares outstanding; December 31, 2021: 38.9 shares issued and 37.9 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (September 30, 2022: 0.025 shares issued and outstanding; December 31, 2021: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	483.7	468.1
Treasury shares, at cost (September 30, 2022: 4.1 shares; December 31, 2021: 1.0 shares)	(200.0)	(50.0)
Retained earnings	641.0	741.8
Accumulated other comprehensive loss	(227.0)	(147.2)
Total shareholders’ equity	698.1	1,013.1
Total liabilities and shareholders’ equity	$4,131.9	$4,712.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$1,178.1	$1,269.3	$3,990.3	$3,529.0
Cost of sales	1,217.6	1,101.0	3,714.8	2,951.7
Gross profit (loss)	(39.5)	168.3	275.5	577.3
Selling, general and administrative expenses	80.5	76.4	262.8	230.4
Equity in earnings of unconsolidated affiliates	22.8	17.1	83.8	70.2
Other charges	1.9	1.2	39.5	3.0
Operating income (loss)	(99.1)	107.8	57.0	414.1
Interest expense, net	30.4	23.0	77.7	56.6
Acquisition purchase price hedge loss	—	—	—	22.0
Other expense (income), net	0.5	(0.1)	1.6	8.4
Income (loss) from continuing operations before income taxes	(130.0)	84.9	(22.3)	327.1
Provision for (benefit from) income taxes	(12.1)	5.5	41.4	48.9
Net income (loss) from continuing operations	(117.9)	79.4	(63.7)	278.2
Net income (loss) from discontinued operations, net of income taxes	(1.9)	13.7	(1.9)	38.0
Net income (loss)	$(119.8)	$93.1	$(65.6)	$316.2
Weighted average shares- basic	35.2	38.8	36.3	38.7
Net income (loss) per share- basic:
Continuing operations	$(3.35)	$2.04	$(1.76)	$7.19
Discontinued operations	(0.06)	0.35	(0.05)	0.98
Net income (loss) per share- basic	$(3.41)	$2.39	$(1.81)	$8.17
Weighted average shares- diluted	35.2	39.5	36.3	39.6
Net income (loss) per share- diluted:
Continuing operations	$(3.35)	$2.01	$(1.76)	$7.03
Discontinued operations	(0.06)	0.35	(0.05)	0.96
Net income (loss) per share- diluted	$(3.41)	$2.36	$(1.81)	$7.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(119.8)	$93.1	$(65.6)	$316.2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0, $0.0, $3.9, $0.0)	(45.0)	(1.7)	(84.1)	(2.0)
Net gain (loss) on cash flow hedges (net of tax of $0.0, $0.0, $0.6, $0.0)	(5.6)	1.2	(3.8)	5.6
Pension and other postretirement benefit plans:
Net gain arising during period (net of tax of $0.8, $1.0, $1.6, $1.0)	2.4	9.3	10.0	9.3
Amounts reclassified from accumulated other comprehensive income	(0.9)	(1.2)	(1.9)	0.9
Total other comprehensive income (loss), net of tax	(49.1)	7.6	(79.8)	13.8
Comprehensive income (loss)	$(168.9)	$100.7	$(145.4)	$330.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net income	—	—	—	—	—	—	—	—	16.7	16.7
Other comprehensive loss	—	—	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation activity	0.2	—	—	—	—	7.6	—	—	—	7.6
Purchase of treasury shares	(0.9)	0.9		—		—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(12.1)	(12.1)
Balance at March 31, 2022	37.2	1.9	—	$0.4	$—	$475.7	$(100.0)	$(149.7)	$746.4	$972.8
Net income	—	—	—	—	—	—	—	—	37.4	37.4
Other comprehensive loss	—	—	—	—	—	—	—	(28.2)	—	(28.2)
Share-based compensation activity	0.1	—	—	—	—	4.4	—	—	—	4.4
Purchase of treasury shares	(1.0)	1.0		—		—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(11.8)	(11.8)
Balance at June 30, 2022	36.3	2.9	—	$0.4	$—	$480.1	$(150.0)	$(177.9)	$772.0	$924.6
Net loss	—	—	—	—	—	—	—	—	(119.8)	(119.8)
Other comprehensive loss	—	—	—	—	—	—	—	(49.1)	—	(49.1)
Share-based compensation activity	—	—	—	—	—	3.6	—	—	—	3.6
Purchase of treasury shares	(1.2)	1.2	—	—	—	—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—		—	—	—	—	—	(11.2)	(11.2)
Balance at September 30, 2022	35.1	4.1	—	$0.4	$—	$483.7	$(200.0)	$(227.0)	$641.0	$698.1

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2020	38.4	10.4	—	$0.5	—	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	—	—	71.5	71.5
Other comprehensive income	—	—	—	—	—	—	—	6.1	—	6.1
Share-based compensation activity	0.3	(0.3)	—	—	—	(1.1)	12.9	—	—	11.8
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	—	—	(3.4)	(3.4)
Balance at March 31, 2021	38.7	10.1	—	$0.5	—	$578.5	$(530.0)	$(180.0)	$807.3	$676.3
Net income	—	—	—	—	—	—	—	—	151.6	151.6
Other comprehensive income	—	—	—	—	—	—	—	0.1	—	0.1
Share-based compensation activity	0.1	(0.1)	—	—	—	0.2	4.7	—	—	4.9
Dividends on ordinary shares ($0.08 per share)	—	—	—	—	—	—	—	—	(3.1)	(3.1)
Balance at June 30, 2021	38.8	10.0	—	$0.5	—	$578.7	$(525.3)	$(179.9)	$955.8	$829.8
Net income	—	—	—	—	—	—	—	—	93.1	93.1
Other comprehensive income	—	—	—	—	—	—	—	7.6	—	7.6
Share-based compensation activity	—	—	—	—	—	3.5	0.5	—	—	4.0
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(12.5)	(12.5)
Balance at September 30, 2021	38.8	10.0	—	$0.5	—	$582.2	$(524.8)	$(172.3)	$1,036.4	$922.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(65.6)	$316.2
Less: Net income (loss) from discontinued operations	(1.9)	38.0
Net income (loss) from continuing operations	(63.7)	278.2
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities - continuing operations
Depreciation and amortization	147.1	111.0
Amortization of deferred financing fees and issuance discount	6.9	5.5
Deferred income tax	(8.0)	0.2
Share-based compensation expense	15.6	11.0
Earnings of unconsolidated affiliates, net of dividends	(21.3)	(10.2)
Unrealized net gain (loss) on foreign exchange forward contracts	1.6	(25.2)
Acquisition purchase price hedge loss	—	22.0
Pension curtailment and settlement gain	(3.0)	(2.1)
Asset impairment charges or write-offs	3.9	3.0
Changes in assets and liabilities
Accounts receivable	5.1	(280.8)
Inventories	(43.1)	(196.7)
Accounts payable and other current liabilities	(81.9)	248.7
Income taxes payable	(23.7)	22.3
Other assets, net	13.5	(9.2)
Other liabilities, net	61.8	41.0
Cash provided by operating activities - continuing operations	10.8	218.7
Cash provided by (used in) operating activities - discontinued operations	(1.4)	19.5
Cash provided by operating activities	9.4	238.2
Cash flows from investing activities
Capital expenditures	(94.0)	(64.7)
Cash paid for asset or business acquisitions, net of cash acquired ($1.0 and $12.1)	(22.2)	(1,806.6)
Proceeds from the sale of businesses and other assets	5.3	0.2
Proceeds from (payments for) the settlement of hedging instruments	1.9	(14.7)
Cash used in investing activities - continuing operations	(109.0)	(1,885.8)
Cash used in investing activities - discontinued operations	(0.8)	(3.3)
Cash used in investing activities	(109.8)	(1,889.1)
Cash flows from financing activities
Deferred financing fees	—	(35.0)
Short-term borrowings, net	(12.2)	(11.6)
Purchase of treasury shares	(151.9)	—
Dividends paid	(36.3)	(9.5)
Proceeds from exercise of option awards	2.9	10.5
Withholding taxes paid on restricted share units	(3.1)	(0.8)
Repurchases and repayments of long-term debt	(12.9)	(7.1)
Net proceeds from issuance of 2028 Term Loan B	—	746.3
Net proceeds from issuance of 2029 Senior Notes	—	450.0
Proceeds from draw on Accounts Receivable Securitization Facility	—	150.0
Repayments of Accounts Receivable Securitization Facility	—	(20.0)
Cash provided by (used in) financing activities	(213.5)	1,272.8
Effect of exchange rates on cash	(16.3)	(3.1)
Net change in cash, cash equivalents, and restricted cash	(330.2)	(381.2)
Cash, cash equivalents, and restricted cash—beginning of period	573.0	588.7
Cash, cash equivalents, and restricted cash—end of period	$242.8	$207.5
Less: Restricted cash	—	—
Cash and cash equivalents—end of period	$242.8	$207.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2022 and 2021 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2021 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended September 30, 2022. However, actual results could differ from these estimates and assumptions.

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

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of September 30, 2022, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

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

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. During the third quarter of 2022, there were no changes to the purchase price allocation for the Heathland Acquisition.

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

Pro forma results of operations information have not been presented as the effect of the acquisition is not material. The operating results of the Heathland acquisition are included within the Company's condensed consolidated statements of operations since the acquisition date of January 3, 2022 and were not material for the three and nine months ended September 30, 2022. Pursuant to GAAP, costs incurred to complete the Heathland Acquisition as well as costs incurred to integrate into the Company’s operations are expensed as incurred. Transaction-related costs incurred, which are included within “Selling, general, and administrative expenses” in the condensed consolidated statements of operations, were not material for the three and nine months ended September 30, 2022.

Acquisition of Aristech Surfaces

On September 1, 2021, the Company completed its previously announced acquisition of Aristech Surfaces LLC (“Aristech Surfaces”) from SK AA Holdings LLC (“SK AA Holdings”), the sole member of Aristech Surfaces, through purchase of 100% membership interest and intellectual property (the “Aristech Surfaces Acquisition”). The purchase price consideration for the Aristech Surfaces Acquisition was $449.5 million, all of which was paid during the year ended December 31, 2021 (of which $448.0 million was paid during the nine months ended September 30, 2021). Aristech Surfaces is a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, whose results are included within the Engineered Materials segment. Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter tops, signage, bath products and recreational vehicles.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information. During the nine months ended September 30, 2022, there were no changes to the purchase price allocation for the acquisition of the Aristech Surfaces business. As of September 1, 2022, the acquisition measurement period for the Aristech Surfaces business has ended and the values assigned to the assets acquired and liabilities assumed are final.

Acquisition of the PMMA Business

On May 3, 2021, the Company completed its previously-announced acquisition of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) business (together, the “PMMA business”) from Arkema S.A., (“Arkema”) through the purchase of 100% of the shares of certain subsidiaries of Arkema (the “PMMA Acquisition”). The purchase price consideration for the PMMA Acquisition was $1,364.9 million, all of which was paid during the year ended December 31, 2021 (of which $1,358.6 million was paid during the nine months ended September 30, 2021). PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s offerings across several end markets including automotive, building & construction, medical and consumer electronics. PMMA results are included within the Engineered Materials segment.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information. As of May 3, 2022, the acquisition measurement period for the PMMA business has ended and the values assigned to the assets acquired and liabilities assumed are final.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated results of operations of the Company with the PMMA business and Aristech Surfaces for the three and nine months ended September 30, 2021 as if these acquisitions had occurred on January l, 2021. The pro forma results were calculated by combining the results of Trinseo with the PMMA business and Aristech Surfaces but do not include adjustments related to cost savings or other synergies that are anticipated as a result of these acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2021, nor are they indicative of future results of operations.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Net sales	$1,300.2	$3,863.8
Net income	$94.1	$355.1
Income from continuing operations	$80.4	$317.1

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Synthetic Rubber business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by Trinseo. Refer to the Annual Report for further information. At closing, the Company and Synthos executed a long-term supply agreement, in which Trinseo will supply Synthos certain raw materials used in the Synthetic Rubber business subsequent to the sale. For the three and nine months ended September 30, 2022, the Company recorded $13.8 million and $55.6 million, respectively, in net sales, and $14.5 million and $46.3 million, respectively, in cost of sales related to the supply agreement, which is recorded in continuing operations.

The following table summarizes the results of the Synthetic Rubber business for the three and nine months ended September 30, 2022 and 2021, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$—	$122.3	$0.1	$382.2
Cost of sales	2.2	101.9	3.6	321.2
Gross profit (loss)	(2.2)	20.4	(3.5)	61.0
Selling, general and administrative expenses	—	4.9	(0.3)	16.7
Operating income (loss)	(2.2)	15.5	(3.2)	44.3
Gain on sale of businesses and other assets	—	—	1.2	—
Other expense, net	—	0.2	—	1.2
Income (loss) from discontinued operations before income taxes	(2.2)	15.3	(2.0)	43.1
Provision for (benefit from) income taxes	(0.3)	1.6	(0.1)	5.1
Net income (loss) from discontinued operations	$(1.9)	$13.7	$(1.9)	$38.0

NOTE 5—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2022 and 2021.

	Engineered	Latex	Base
Three Months Ended	Materials	Binders	Plastics	Polystyrene	Feedstocks	Total
September 30, 2022
United States	$128.9	$105.4	$73.7	$—	$4.5	$312.5
Europe	72.5	160.1	157.1	174.0	48.9	612.6
Asia-Pacific	38.9	72.9	33.3	73.7	—	218.8
Rest of World	2.4	2.5	29.3	—	—	34.2
Total	$242.7	$340.9	$293.4	$247.7	$53.4	$1,178.1
September 30, 2021
United States	$102.4	$86.3	$82.3	$—	$4.0	$275.0
Europe	89.6	153.5	247.3	162.6	50.8	703.8
Asia-Pacific	35.9	73.0	43.9	112.2	—	265.0
Rest of World	2.9	2.8	19.8	—	—	25.5
Total	$230.8	$315.6	$393.3	$274.8	$54.8	$1,269.3

	Engineered	Latex	Base
Nine Months Ended	Materials	Binders	Plastics	Polystyrene	Feedstocks	Total
September 30, 2022
United States	$418.0	$290.1	$264.3	$—	$13.0	$985.4
Europe	300.1	480.4	602.2	604.5	207.3	2,194.5
Asia-Pacific	112.4	223.9	102.1	273.1	—	711.5
Rest of World	8.7	6.9	83.2	0.1	—	98.9
Total	$839.2	$1,001.3	$1,051.8	$877.7	$220.3	$3,990.3
September 30, 2021
United States	$174.1	$228.2	$216.5	$—	$10.7	$629.5
Europe	190.8	431.4	699.2	511.7	188.9	2,022.0
Asia-Pacific	108.1	211.1	144.5	343.3	—	807.0
Rest of World	4.5	6.9	59.1	—	—	70.5
Total	$477.5	$877.6	$1,119.3	$855.0	$199.6	$3,529.0

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	$535.3	$433.4	$1,654.3	$1,351.9
Gross profit	$70.6	$49.3	$212.2	$189.2
Net income	$48.3	$37.2	$164.5	$151.8

As of September 30, 2022 and December 31, 2021, the Company’s investment in Americas Styrenics was $269.2 million and $247.8 million, respectively, which was $11.0 million and $9.4 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.3 years as of September 30, 2022. The Company received dividends of $25.0 million and $62.5 million from Americas Styrenics during the three and nine months ended September 30, 2022, respectively, and $20.0 million and $60.0 million during the three and nine months ended September 30, 2021, respectively.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Finished goods	$281.7	$279.2
Raw materials and semi-finished goods	297.5	303.9
Supplies	34.8	37.9
Total	$614.0	$621.0

NOTE 8—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, debt consisted of the following:

			September 30, 2022			December 31, 2021
	Interest Rate as of September 30, 2022	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	5.115%	September 2024	$665.2	$(5.9)	$659.3	$670.4	$(8.0)	$662.4
2028 Term Loan B	5.615%	May 2028	737.6	(15.1)	722.5	742.8	(17.0)	725.8
2026 Revolving Facility(2)	Various	May 2026	—	—	—	—	—	—
2029 Senior Notes	5.125%	April 2029	447.0	(13.3)	433.7	450.0	(14.7)	435.3
2025 Senior Notes	5.375%	September 2025	500.0	(4.0)	496.0	500.0	(5.0)	495.0
Accounts Receivable Securitization Facility(3)	Various	November 2024	—	—	—	—	—	—
Other indebtedness	Various	Various	3.0	—	3.0	5.6	—	5.6
Total debt			$2,352.8	$(38.3)	$2,314.5	$2,368.8	$(44.7)	$2,324.1
Less: current portion(4)					(16.7)			(18.5)
Total long-term debt, net of unamortized deferred financing fees					$2,297.8			$2,305.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	As of September 30, 2022, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $369.2 million (net of $5.8 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of September 30, 2022, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.
(4)	The current portion of long-term debt was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B as of September 30, 2022 and December 31, 2021.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2021 to September 30, 2022:

	Engineered	Latex	Base			Americas
	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2021	$667.3	$15.9	$22.4	$4.5	$—	$—	$710.1
Acquisitions (Note 3)	—	—	22.8	—	—	—	22.8
Foreign currency impact	(31.7)	(2.3)	(6.3)	(0.7)	—	—	(41.0)
Balance at September 30, 2022	$635.6	$13.6	$38.9	$3.8	$—	$—	$691.9

The Company tests goodwill for impairment annually as of October 1, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit is more likely than not below carrying value. As noted within Note 3 – Acquisitions and as discussed within the Annual Report, in 2021, the Company completed the PMMA Acquisition and Aristech Surfaces Acquisition, each of which represents a separate reporting unit within the Engineered Materials segment. The Company allocated the purchase price of these acquisitions to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess of the purchase price over the aggregate fair values recorded as goodwill. As of September 30, 2022, the reporting units for the PMMA business and Aristech Surfaces had goodwill balances of approximately $503.0 million and $120.0 million, respectively.

In 2022, historically high natural gas prices and depressed customer demand in Europe, COVID-19 lockdowns in China, global supply chain constraints, weakness in certain end customer applications, and an uncertain geopolitical situation in Europe, created a challenging operating environment for these businesses, negatively impacting their financial performance. In response to these conditions, the Company performed qualitative analyses over these reporting units, including consideration of current and estimated future financial results, general and industry-specific economic conditions, changes in their respective carrying values and potential changes to the assumptions used in previous fair value calculations.

Based on these analyses, the Company has not identified any triggering events indicating that it is more likely than not that goodwill is impaired. However, these reporting units may be at risk for future impairment due to the limited amount of fair value in excess of carrying value as a result of their recent acquisition. Should these conditions persist, or other events occur indicating that the estimated future cash flows of these reporting units have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

NOTE 10—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk, and commodity price risk, in particular natural gas. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swaps, forward contracts, or options. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded on the condensed consolidated balance sheets at fair value.

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

As of September 30, 2022, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $547.6 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2022:

September 30,
Buy / (Sell)	2022
Euro	$(411.1)
Chinese Yuan	$(46.4)
Swedish Krona	$20.7
South Korean Won	$(18.3)
New Taiwan Dollar	$15.6

Open foreign exchange forward contracts as of September 30, 2022 had maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of September 30, 2022.

Commodity Cash Flow Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of September 30, 2022 had maturities occurring over a period of three months and had a notional value of approximately 63 thousand megawatt hours of natural gas purchases.

Interest Rate Swaps

On September 6, 2017, the Company issued the 2024 Term Loan B, which currently bears an interest rate of LIBOR plus 2.00%, subject to a 0.00% LIBOR floor. In order to reduce the variability in interest payments associated with the Company’s variable rate debt, during 2017 the Company entered into certain interest rate swap agreements to convert a portion of these variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to interest expense in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. Under the terms of the swap agreements, with a net notional U.S. dollar equivalent of $200.0 million and an effective date of September 29, 2017, the Company was required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR from the counterparties. These interest rate swap agreements matured in September 2022, and the Company has no remaining open interest rate swap agreements.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,217.6)	$(30.4)	$(0.5)	$(1,101.0)	$(23.0)	$0.1

The effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$—	$—	$—	$0.3	$—	$—
Commodity cash flow hedges
Amount of gain reclassified from AOCI into income	$2.0	$—	$—	$—	$—	$—
Interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	$—	$0.2	$—	$—	$(0.9)	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$—	$—	$—	$1.9	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income (1)	$—	$—	$33.7	$—	$—	$23.3

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(3,714.8)	$(77.7)	$(1.6)	$(2,951.7)	$(56.6)	$(22.0)	$(8.4)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of gain reclassified from AOCI into income	$2.0	$—	$—	$—	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(1.2)	$—	$—	$(2.6)	$—	$—

The effects of net investment hedge instruments:
Cross currency swaps (CCS)
Amount of gain excluded from effectiveness testing	$—	$2.4	$—	$—	$5.5	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income (1)	$—	$—	$81.6	$—	$—	$(22.0)	$43.4
(1)	The $22.0 million loss incurred from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business during the nine months ended September 30, 2021 is presented separately in the condensed consolidated statements of operations from the gains recorded on the Company’s other foreign exchange forward contracts.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and nine months ended September 30, 2022 and 2021:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$—	$0.4	$—	$3.1
Commodity cash flow hedges	(5.4)	—	(5.4)	—
Interest rate swaps	(0.2)	0.8	2.2	2.5
Total	$(5.6)	$1.2	$(3.2)	$5.6
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$—	$13.1	$15.8	$32.1
Total	$—	$13.1	$15.8	$32.1

	Gain (Loss) Recognized in Other expense, net in Statement of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Settlements and changes in the fair value of forward contracts (not designated as hedges) (1)	$33.7	$23.3	$81.6	$43.4
Remeasurement of foreign currency-denominated assets and liabilities	$(35.4)	$(23.7)	$(83.4)	$(43.0)
Total	$(1.7)	$(0.4)	$(1.8)	$0.4
(1)	Amount does not include the loss of $22.0 million recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business during the nine months ended September 30, 2021.

The Company expects to reclassify in the next twelve months an approximate $5.4 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of September 30, 2022.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2022
	Foreign
	Exchange	Commodity
Balance Sheet	Forward	Cash Flow
Classification	Contracts	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$11.5	$—	$11.5
Gross derivative asset position	11.5	—	11.5
Less: Counterparty netting	(0.7)	—	(0.7)
Net derivative asset position	$10.8	$—	$10.8
Liability Derivatives:
Accounts payable	$(0.7)	$(1.8)	$(2.5)
Gross derivative liability position	(0.7)	(1.8)	(2.5)
Less: Counterparty netting	0.7	—	0.7
Net derivative liability position	$—	$(1.8)	$(1.8)
Total net derivative position	$10.8	$(1.8)	$9.0

	December 31, 2021
	Foreign
	Exchange	Interest	Cross
Balance Sheet	Forward	Rate	Currency
Classification	Contracts	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$2.3	$—	$—	$2.3
Gross derivative asset position	2.3	—	—	2.3
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$2.2	$—	$—	$2.2
Liability Derivatives:
Accounts payable	$(1.3)	$(2.2)	$(17.4)	$(20.9)
Gross derivative liability position	(1.3)	(2.2)	(17.4)	(20.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(1.2)	$(2.2)	$(17.4)	$(20.8)
Total net derivative position	$1.0	$(2.2)	$(17.4)	$(18.6)

Forward contracts, interest rate swaps, commodity forward contracts, swaps, or options, and cross currency swaps are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As such, in accordance with the Company’s accounting policy, these derivative instruments are recorded on a net basis by counterparty within the condensed consolidated balance sheets.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$10.8	$—	$10.8
Commodity cash flow hedges—(Liabilities)	—	(1.8)	—	(1.8)
Total fair value	$—	$9.0	$—	$9.0

	December 31, 2021
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$2.2	$—	$2.2
Foreign exchange forward contracts—(Liabilities)	—	(1.2)	—	(1.2)
Interest rate swaps—(Liabilities)	—	(2.2)	—	(2.2)
Cross currency swaps—(Liabilities)	—	(17.4)	—	(17.4)
Total fair value	$—	$(18.6)	$—	$(18.6)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2021, which were still held as of September 30, 2022. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continues to operate. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. During the three and nine months ended September 30, 2022, the Company recorded additional impairment charges of $1.9 million and $3.9 million, respectively, related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired, which are also included within “Other charges” on the condensed consolidated statements of operations. Refer to the Company’s Annual Report for further information. As of September 30, 2022 and December 31, 2021, the value of the Boehlen styrene monomer assets are recorded at $2.9 million and $3.4 million, respectively, within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2021.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2022 and December 31, 2021:

	As of	As of
	September 30, 2022	December 31, 2021
2029 Senior Notes	$268.2	$460.2
2028 Term Loan B	685.5	737.4
2025 Senior Notes	393.7	509.4
2024 Term Loan B	639.8	667.5
Total fair value	$1,987.2	$2,374.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of September 30, 2022 and December 31, 2021.

NOTE 12—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Effective income tax rate	9.3%	6.5%	(185.2)%	14.9%

Provision for (benefit from) income taxes for the three and nine months ended September 30, 2022 totaled $(12.1) million and $41.4 million, respectively, resulting in an effective tax rate of 9.3% and (185.2)%, respectively. Provision for income taxes for the three and nine months ended September 30, 2021 totaled $5.5 million and $48.9 million, respectively, resulting in an effective tax rate of 6.5% and 14.9%, respectively.

The most significant driver of the changes in the effective income tax rate for the three and nine months ended September 30, 2022 compared to the prior year was the change in the Company’s forecasted jurisdictional mix of earnings, where income expected to be generated in higher rate jurisdictions exceeds income expected to be generated in lower rate jurisdictions.

Also impacting the effective tax rate for the three and nine months ended September 30, 2022 was the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022. This expense was partially offset by the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg. Additionally, the effective income tax rate for this period was impacted by a $35.6 million charge recorded in the first quarter of 2022 related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements, for which the Company estimates no tax benefit based on currently available information.

The effective income tax rate for the three and nine months ended September 30, 2021 was significantly impacted by the release of a valuation allowance of $16.3 million, as a result of improvements in actual business operations and projected future results of one of the Company’s subsidiaries in China.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund Sites. As of September 30, 2022 and December 31, 2021, the Company had $4.1 million and $4.4 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

During the three and nine months ended September 30, 2022, the Company recorded a one-time charge of approximately $19.0 million related to raw material purchase contract obligations. This estimated liability, which is subject to change, was recorded within “Cost of sales” in the condensed consolidated statements of operations.

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

As a result of further developments in this matter, during the first quarter of 2022, the Company recorded a charge of $35.6 million which is included within “Other charges” on the condensed consolidated statements of operations. As of September 30, 2022, the estimated liability recorded on the balance sheet related to this matter was $31.2 million, adjusted for foreign exchange rate impacts. The Company is unable to predict the ultimate outcome of this matter, which remains ongoing. Based on its findings, the European Commission may decide to adopt a final decision imposing additional fines and/or request certain behavioral or structural commitments from the Company. However, any additional potential losses incurred could be material to the Company’s results of operations, balance sheet, and cash flows.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension (1)
	2022	2021	2022	2021
Net periodic benefit cost
Service cost	$3.0	$4.0	$0.2	$0.2
Interest cost	0.6	0.2	0.2	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service credit	(0.1)	(0.5)	—	—
Amortization of net loss	0.6	1.6	—	—
Settlement and curtailment gain	(1.2)	(2.3)	(0.2)	—
Net periodic benefit cost	$2.8	$2.9	$—	$0.2

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension (1)
	2022	2021	2022	2021
Net periodic benefit cost
Service cost	$9.3	$12.1	$0.7	$0.3
Interest cost	2.0	1.1	0.5	0.3
Expected return on plan assets	(0.2)	(0.2)	(0.7)	(0.4)
Amortization of prior service credit	(0.3)	(0.9)	—	—
Amortization of net loss	1.9	4.7	—	—
Settlement and curtailment gain	(3.1)	(2.3)	(0.2)	—
Net periodic benefit cost	$9.6	$14.5	$0.3	$0.2
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition.

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three and nine months ended September 30, 2022 and 2021.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense, net” in the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $237.8 million and $274.7 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.4 million and $6.1 million during the three and nine months ended September 30, 2022, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $2.7 million to its defined benefit plans for the remainder of 2022.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and nine months ended September 30, 2022 and 2021, as well as unrecognized compensation cost as of September 30, 2022:

					As of
	Three Months Ended		Nine Months Ended		September 30, 2022
	September 30,		September 30,		Unrecognized	Weighted
	2022	2021	2022	2021	Compensation Cost	Average Years
RSUs	$2.1	$2.1	$9.1	$5.7	$11.3	1.7
Options	0.6	1.2	4.4	3.5	2.7	1.4
PSUs	0.7	0.7	2.1	1.8	4.4	2.0
Total share-based compensation expense	$3.4	$4.0	$15.6	$11.0

The following table summarizes awards granted and the respective weighted average grant date fair value for the nine months ended September 30, 2022:

	Nine Months Ended
	September 30, 2022
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	197,986	$52.10
Options	192,175	22.52
PSUs	63,317	57.47

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the nine months ended September 30, 2022:

Nine Months Ended
September 30, 2022
Expected term (in years)	5.50
Expected volatility	48.72%
Risk-free interest rate	1.97%
Dividend yield	2.00%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the nine months ended September 30, 2022, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the nine months ended September 30, 2022:

Nine Months Ended
September 30, 2022
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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and nine months ended September 30, 2022 and 2021. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below.

Refer to Note 5 for the Company’s net sales to external customers by segment for the three and nine months ended September 30, 2022 and 2021.

	Engineered	Latex	Base			Americas
Three Months Ended (1)	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics
September 30, 2022	$7.5	$31.0	$(14.9)	$18.7	$(78.0)	$22.8
September 30, 2021	$32.7	$37.1	$87.9	$51.2	$(27.6)	$17.1

	Engineered	Latex	Base			Americas
Nine Months Ended (1)	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics
September 30, 2022	$76.2	$90.6	$99.8	$87.0	$(59.8)	$83.8
September 30, 2021	$68.5	$86.2	$235.0	$149.6	$58.5	$70.2

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

The reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income from continuing operations before income taxes	$(130.0)	$84.9	$(22.3)	$327.1
Interest expense, net	30.4	23.0	77.7	56.6
Depreciation and amortization	45.9	49.8	147.1	111.0
Corporate Unallocated(2)	23.7	25.0	72.1	71.3
Adjusted EBITDA Addbacks(3)	17.1	15.7	103.0	102.0
Segment Adjusted EBITDA	$(12.9)	$198.4	$377.6	$668.0
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net gain on disposition of businesses and assets	$—	$—	$(1.8)	$(0.2)
Restructuring and other charges (Note 17)	—	0.2	(1.0)	6.8
Acquisition transaction and integration net costs (Note 3)	0.4	13.6	6.2	62.8
Acquisition purchase price hedge (gain) loss (Note 10)	—	—	—	22.0
Asset impairment charges or write-offs (Note 11)	1.9	1.2	3.9	3.0
European Commission request for information (Note 13)	—	—	35.6	—
Other items (a)	14.8	0.7	60.1	7.6
Total Adjusted EBITDA Addbacks	$17.1	$15.7	$103.0	$102.0
(a)	Other items for the three and nine months ended September 30, 2022 and 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, as well as our transition to a new enterprise resource planning system.

NOTE 17—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2022	2021	2022	2021	Charges	Segment
Transformational Restructuring Program
Employee termination benefits	$—	$0.3	$0.1	$6.4	$8.8	N/A(1)
Transformational Restructuring Program Subtotal	$—	$0.3	$0.1	$6.4	$8.8
Other Restructurings	—	(0.1)	(1.1)	—		Various
Total Restructuring Charges	$—	$0.2	$(1.0)	$6.4
(1)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s recent strategic initiatives. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of September 30, 2022 of less than $1.0 million, the majority of which are expected to be paid by December 31, 2022. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

The following table provides a roll forward of the liability balances associated with the Company’s restructuring activities as of September 30, 2022. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2021	Expenses	Deductions(1)	September 30, 2022
Employee termination benefits	$10.0	$(1.4)	$(4.4)	$4.2
Decommissioning and other	—	0.1	(0.1)	—
Total	$10.0	$(1.3)	$(4.5)	$4.2
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2022 and 2021	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2022	$(153.4)	$(27.0)	$2.5	$(177.9)
Other comprehensive income (loss)	(45.0)	2.4	(3.4)	(46.0)
Amounts reclassified from AOCI to net income(1)	—	(0.9)	(2.2)	(3.1)
Balance as of September 30, 2022	$(198.4)	$(25.5)	$(3.1)	$(227.0)

Balance as of June 30, 2021	$(109.3)	$(69.8)	$(0.8)	$(179.9)
Other comprehensive income (loss)	(1.7)	9.3	0.6	8.2
Amounts reclassified from AOCI to net income (1)	—	(1.2)	0.6	(0.6)
Balance as of September 30, 2021	$(111.0)	$(61.7)	$0.4	$(172.3)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2022 and 2021	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(84.1)	10.0	(2.7)	(76.8)
Amounts reclassified from AOCI to net income(1)	—	(1.9)	(1.1)	(3.0)
Balance as of September 30, 2022	$(198.4)	$(25.5)	$(3.1)	$(227.0)

Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income (loss)	(2.0)	9.3	3.0	10.3
Amounts reclassified from AOCI to net income(1)	—	0.9	2.6	3.5
Balance as of September 30, 2021	$(111.0)	$(61.7)	$0.4	$(172.3)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
AOCI Components	2022	2021	2022	2021	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$—	$(0.3)	$—	$—	Cost of sales
Commodity cash flow hedges	(2.0)	—	(2.0)	—	Cost of sales
Interest rate swaps	(0.2)	0.9	1.2	2.6	Interest expense, net
Total before tax	(2.2)	0.6	(0.8)	2.6
Tax effect	—	—	(0.3)	—	Provision for (benefit from) income taxes
Total, net of tax	$(2.2)	$0.6	$(1.1)	$2.6

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.1)	$(0.2)	$(0.4)	$(0.7)	(a)
Net actuarial loss	0.6	1.7	2.0	5.3	(a)
Net curtailment and settlement gain	(1.4)	(2.5)	(3.3)	(2.5)	(a)
Total before tax	(0.9)	(1.0)	(1.7)	2.1
Tax effect	—	(0.2)	(0.2)	(1.2)	Provision for (benefit from) income taxes
Total, net of tax	$(0.9)	$(1.2)	$(1.9)	$0.9
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021
Earnings:
Net income (loss) from continuing operations	$(117.9)	$79.4	$(63.7)	$278.2
Net income (loss) from discontinued operations	(1.9)	13.7	(1.9)	38.0
Net income (loss)	$(119.8)	$93.1	$(65.6)	$316.2
Shares:
Weighted average ordinary shares outstanding	35.2	38.8	36.3	38.7
Dilutive effect of RSUs, option awards, and PSUs(1)	—	0.7	—	0.9
Diluted weighted average ordinary shares outstanding	35.2	39.5	36.3	39.6
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	$(3.35)	$2.04	$(1.76)	$7.19
Discontinued operations	(0.06)	0.35	(0.05)	0.98
Income (loss) per share—basic	$(3.41)	$2.39	$(1.81)	$8.17
Income (loss) per share—diluted:
Continuing operations	$(3.35)	$2.01	$(1.76)	$7.03
Discontinued operations	(0.06)	0.35	(0.05)	0.96
Income (loss) per share—diluted	$(3.41)	$2.36	$(1.81)	$7.99
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss from continuing operations for the three and nine months ended September 30, 2022, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive. There were 0.6 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2021.

NOTE 20—OTHER CHARGES

Other charges consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Asset impairment charges or write-offs (Note 11)	$1.9	$1.2	$3.9	$3.0
European Commission request for information (Note 13)	—	—	35.6	—
Total	$1.9	$1.2	$39.5	$3.0

t

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 Year-to-Date Highlights

During the three and nine months ended September 30, 2022, Trinseo recognized net loss from continuing operations of $117.9 million and $63.7 million, respectively, and Adjusted EBITDA of $(36.6) million and $305.5 million, respectively. The challenging operating conditions experienced in the first half of 2022 continued in the third quarter, including the uncertain geopolitical situation, continued COVID-19 lockdowns in China, and historically high natural gas and energy prices. These factors led to weaker demand and significant customer destocking which was exacerbated by a steep decline in many raw material prices throughout the third quarter, following very high raw material prices in the first half of 2022. Further, weak demand and ample supply pressured margins. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures.

Amid these uncertain market conditions, the Company has continued to implement liquidity-focused actions, including reduced capital spending, operating expenses and working capital. As a result of these actions, the Company achieved positive cash generation from operating activities, and solid quarter-end liquidity. The Company continues to maintain a strong balance sheet, has substantial sources of liquidity available, no maintenance covenants on our debt agreements, and no significant debt maturing until September 2024. Refer to the “Capital Resources and Liquidity” section below for further information. Other highlights for the year are described below.

Potential Profitability Improvement Initiatives

In response to the challenging macroeconomic environment that began to emerge in the first quarter of 2022, resulting in historically-low demand and high utility costs, Trinseo is evaluating its asset footprint to improve its economic position and operating flexibility. The potential initiatives under consideration include:

●	Closure of our Boehlen, Germany styrene plant to both improve profitability and aid in achieving our 2030 sustainability goals;
●	Optimization of our production and supply chain for PC and downstream PC compounds, including the potential closure of one PC production line at our Stade, Germany facility which would lower costs and greatly reduce exposure to the cyclical merchant PC market;
●	Restructuring of our PMMA sheets business in North America; and,
●	Capacity reduction at our SB Latex facility in Hamina, Finland starting in mid-2023 due to the current over-capacity in Europe.

These potential initiatives, if approved and implemented, may result in future charges including, but not limited to, impairment or accelerated depreciation of long-lived assets, employee termination benefit charges, contract termination costs, and demolition and decommissioning expenses.

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2022	%	2021	%	2022	%	2021	%
Net sales	$1,178.1	100%	$1,269.3	100%	$3,990.3	100%	$3,529.0	100%
Cost of sales	1,217.6	103%	1,101.0	87%	3,714.8	93%	2,951.7	84%
Gross profit (loss)	(39.5)	(3)%	168.3	13%	275.5	7%	577.3	16%
Selling, general and administrative expenses	80.5	7%	76.4	6%	262.8	7%	230.4	7%
Equity in earnings of unconsolidated affiliates	22.8	2%	17.1	1%	83.8	2%	70.2	2%
Other charges	1.9	—%	1.2	—%	39.5	1%	3.0	—%
Operating income (loss)	(99.1)	(8)%	107.8	8%	57.0	1%	414.1	11%
Interest expense, net	30.4	3%	23.0	2%	77.7	2%	56.6	2%
Acquisition purchase price hedge loss	—	—%	—	—%	—	—%	22.0	1%
Other expense (income), net	0.5	—%	(0.1)	—%	1.6	—%	8.4	—%
Income (loss) from continuing operations before income taxes	(130.0)	(11)%	84.9	6%	(22.3)	(1)%	327.1	8%
Provision for (benefit from) income taxes	(12.1)	(1)%	5.5	—%	41.4	1%	48.9	1%
Net income (loss) from continuing operations	$(117.9)	(10)%	$79.4	6%	$(63.7)	(2)%	$278.2	7%
Net income (loss) from discontinued operations, net of income taxes	(1.9)	—%	13.7	1%	(1.9)	—%	38.0	1%
Net income (loss)	$(119.8)	(10)%	$93.1	7%	$(65.6)	(2)%	$316.2	8%

Three Months Ended – September 30, 2022 vs. September 30, 2021

Net Sales

Net sales decreased 7% year-over-year. Lower sales volumes resulted in an 18% decrease, as economic uncertainty and falling raw material prices led to a high level of customer destocking and depressed demand, particularly in applications supporting building & construction and consumer durables. This decrease was partially offset by an 11% increase in net sales from higher selling prices, mainly due to the pass through of higher raw material and utility costs.

Cost of Sales

The 11% increase in cost of sales was primarily attributable to an 18% increase in raw material costs, which included a one-time charge of $22.5 million related to raw material contract obligations and inventory writedowns. Also contributing to the increase was a 6% increase related to higher utility costs. Partially offsetting these increases was a decrease of 14% due to lower sales volumes.

Gross Profit

The decrease in gross profit of 123% was primarily attributable to lower margins compared to the very high levels observed in the third quarter of 2021 in various segments, as well as lower sales volume and one-time headwinds discussed above. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $4.1 million, or 5%, increase in SG&A was primarily due to an increase of $12.3 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, and a $0.9 million increase in bad debt expense. Offsetting these increased costs was a $9.7 million decrease in acquisition transaction and integration costs compared to the prior year.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $5.7 million was due to higher equity earnings from Americas Styrenics due to stronger polystyrene margins. Equity earnings in the prior year were also negatively impacted by headwinds from production issues caused by Hurricane Ida.

Other Charges

During the three months ended September 30, 2022 and 2021, the Company recorded impairment charges of $1.9 million and $0.3 million, respectively, related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements. Additionally, during the three months ended September 30, 2021, the Company recorded impairment charges of $0.9 million related to certain long-lived assets in our Base Plastics segment.

Interest Expense, Net

The increase in interest expense, net of $7.4 million, or 32%, was primarily attributable to the increase in the LIBO rate year-over-year. Refer to Note 8 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other expense, net for the three months ended September 30, 2022 was $0.5 million, which included an $0.8 million gain on extinguishment of debt recorded in relation to the repurchase of $3.0 million of the 2029 Senior Notes in the open market, and a $0.4 million gain related to the non-service cost components of net periodic benefit cost which were more than offset by foreign exchange transaction losses of $1.7 million. These net foreign exchange transaction losses included $35.4 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $33.7 million of gains from our foreign exchange forward contracts.

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

Provision for (Benefit from) Income Taxes

Benefit from income taxes for the three months ended September 30, 2022 totaled $12.1 million, resulting in an effective tax rate of 9.3%. Provision for income taxes for the three months ended September 30, 2021 totaled $5.5 million, resulting in an effective tax rate of 6.5%.

The decrease in provision for income taxes is primarily driven by the decrease of $214.9 million in income from continuing operations before income taxes.

The provision for income taxes for the three months ended September 30, 2021 was also impacted by the release of a valuation allowance of $16.3 million in the third quarter of 2021, as a result of improvements in actual business operations and projected future results of one of the Company’s subsidiaries in China.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of income taxes during the three months ended September 30, 2022 and 2021 was $(1.9) million and $13.7 million, respectively, and was related the results and sale of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Nine Months Ended – September 30, 2022 vs. September 30, 2021

Net Sales

Of the 13% increase in net sales, 16% was attributable to increased selling prices, mainly due to the pass through of higher raw material costs, such as styrene, along with higher energy costs. An additional 10% increase was due to the contributions from our acquisitions in 2021, including the PMMA Acquisition, which closed on May 3, 2021, and the Aristech Surfaces Acquisition, which closed on September 1, 2021. These increases were partially offset by an 11% decrease due to lower volumes across all segments due to weakening demand in several applications, including third quarter customer destocking, particularly in Europe, as well as the impacts of COVID-19 in China.

Cost of Sales

The 26% increase in cost of sales was primarily attributable to a 21% increase in raw material costs, which included a one-time charge of $22.5 million related to raw material contract obligations and inventory writedowns. Also contributing was an 11% increase related to the PMMA Acquisition and Aristech Surfaces Acquisition. Partially offsetting these increases was a decrease of 9% due to lower volumes.

Gross Profit

The decrease in gross profit of 52% was primarily attributable to lower margins compared to the very high levels observed in the first three quarters of 2021 in Feedstocks, Base Plastics, and Polystyrene, as well as lower sales volume as described above. These impacts were partially offset by additional gross profit from the 2021 acquisitions. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $32.4 million, or 14%, increase in SG&A was primarily due to an increase of $57.0 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $3.0 million increase in costs incurred in connection with the Company’s enterprise resource planning system upgrade, a $6.1 million increase in employee compensation, and a $4.0 million increase in bad debt expense. Offsetting these costs was a decrease of $43.0 million related to acquisition transaction and integration costs incurred, primarily in connection with the PMMA Acquisition.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $13.6 million was due to higher equity earnings from Americas Styrenics due mainly to higher styrene profitability, which was partially offset by lower sales volume that resulted from styrene production outages and a weaker demand environment including limited export opportunities.

Other Charges

During the nine months ended September 30, 2022, the Company recorded a charge of $35.6 million related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements. The Company also recorded impairment charges of $3.9 million and $2.1 million related to our Boehlen styrene monomer assets during the nine months ended September 30, 2022 and 2021, respectively, as described within Note 11 in the condensed consolidated financial statements. Additionally, during the nine months ended September 30, 2021, the Company recorded $0.9 million of impairment charges on certain long-lived assets in our Base Plastics segment.

Interest Expense, Net

The increase in interest expense, net of $21.1 million, or 37%, was primarily attributable to the Company’s issuance of the 2029 Senior Notes, which were not issued until late in the first quarter of 2021 and the 2028 Term Loan B, issued in the second quarter of 2021. Refer to Note 8 in the condensed consolidated financial statements for further information.

Acquisition Purchase Price Hedge Loss

The $22.0 million acquisition purchase price hedge loss for the nine months ended September 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business.

Other Expense, Net

Other expense, net for the nine months ended September 30, 2022 was $1.6 million, which included foreign exchange transaction losses of $1.8 million. These net foreign exchange transaction losses included $83.4 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $81.6 million of gains from our foreign exchange forward contracts. These losses were partially offset by an $0.8 million gain on extinguishment of debt recorded in relation to the repurchase of $3.0 million of the 2029 Senior Notes in the open market.

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

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2022 totaled $41.4 million, resulting in an effective tax rate of (185.2)%. Provision for income taxes for the nine months ended September 30, 2021 totaled $48.9 million, resulting in an effective tax rate of 14.9%.

The decrease in the provision for income taxes is primarily driven by the decrease of $349.4 million in income from continuing operations before income taxes. Also decreasing the provision for income taxes was the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg. This benefit was more than offset by the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022.

The provision for income taxes for the nine months ended September 30, 2021 was also impacted by the release of a valuation allowance of $16.3 million in the third quarter of 2021, as a result of improvements in actual business operations and projected future results of one of the Company’s subsidiaries in China.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of income taxes during the nine months ended September 30, 2022 and 2021 was $(1.9) million and $38.0 million, respectively, and was related the results and sale of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Outlook

While customer destocking is expected to continue through the remainder of the year, we expect sequential earnings improvement in the fourth quarter. One-time headwinds from the third quarter, including a large negative net timing impact from falling raw material prices, are not expected to repeat in the fourth quarter. In addition, we are evaluating potential asset optimization initiatives, such as the potential closures of the Boehlen, Germany styrene plant and one production line at the Stade, Germany polycarbonate plant, which would be expected to have a positive financial impact in 2023.

Through this market volatility and uncertainty, the Company has continued to maintain a strong financial position with ample access to capital resources and liquidity to manage the anticipated impact of the challenging macroeconomic environment on our business operations for the foreseeable future. We expect to end the year with a strong balance sheet and liquidity position which will enable us to continue investing in sustainability and organic growth opportunities while providing shareholder return.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2022 and 2021. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$242.7	$230.8	5%	$839.2	$477.5	76%
Adjusted EBITDA	$7.5	$32.7	(77)%	$76.2	$68.5	11%
Adjusted EBITDA margin	3%	14%		9%	14%

Three Months Ended – September 30, 2022 vs. September 30, 2021

The 5% increase in net sales was primarily attributable to the contribution from the Aristech Surfaces acquisition, which led to an increase of 11% year-over-year. In addition, sales price, primarily from the pass through of higher raw materials and energy costs, increased net sales by 8%. These increases were partially offset by a 13% decrease due to lower sales volumes from reduced demand primarily in construction, consumer electronics, wellness, and automotive applications.

The $25.2 million, or 77%, decrease in Adjusted EBITDA was primarily due to a decrease of $18.3 million, or 56%, due to lower sales volumes from reduced demand, including impacts from geopolitical uncertainty in Europe. In addition to lower sales volume, reduced demand led to lower margins due to weak supply and demand dynamics and the inability to fully pass through significantly higher natural gas costs in Europe. Higher fixed costs also resulted in a $6.9 million, or 21%, decrease in Adjusted EBITDA.

Nine Months Ended – September 30, 2022 vs. September 30, 2021

The 76% increase in net sales was primarily attributable to the contribution from the PMMA business and the Aristech Surfaces acquisitions, which led to a 75% increase year-over-year. In addition, sales price, primarily from the pass through of higher raw materials and energy costs, increased net sales by 13%. These increases were partially offset by a decrease of 11% from lower sales volumes, as demand declined from very high levels in the prior year and also from COVID-19 lockdowns in China and geopolitical uncertainty in Europe in the current year.

Adjusted EBITDA increased $7.7 million, or 11%, year-over-year. Our recent acquisitions of the PMMA business and Aristech Surfaces contributed a $52.3 million, or 76%, increase from the prior year. This increase was partially offset by a $10.2 million, or 15%, decrease due to lower sales volume as described above. In addition, lower margins contributed a $27.9 million, or 41%, decrease due to lower demand and higher supply. One-time charges also negatively impacted margins, including a $4.0 million charge related to a contract review with a significant supplier.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$340.9	$315.6	8%	$1,001.3	$877.6	14%
Adjusted EBITDA	$31.0	$37.1	(16)%	$90.6	$86.2	5%
Adjusted EBITDA margin	9%	12%		9%	10%

Three Months Ended – September 30, 2022 vs. September 30, 2021

The 8% increase in net sales was primarily due to a 19% increase in pricing from the pass through of raw material costs and pricing actions, which more than offset a 4% decrease due to foreign exchange rate impacts and a 6% decrease due to lower sales volumes, mainly in carpet and construction applications.

The $6.1 million, or 16%, decrease in Adjusted EBITDA was primarily due to a decrease of $5.4 million, or 15%, from lower sales volumes in carpet and construction applications, in addition to a decrease of $3.9 million, or 10%, due to higher fixed costs. These decreases were partially offset by a $4.2 million, or 11%, increase attributable to higher margins from favorable net timing and pricing actions.

Nine Months Ended – September 30, 2022 vs. September 30, 2021

The 14% increase in net sales was primarily due to a 22% increase in pricing from the pass through of raw material costs, slightly offset by a 4% decrease due to foreign exchange rate impacts and a 4% decrease due to lower sales volumes mainly in carpet and construction applications.

The $4.4 million, or 5%, increase in Adjusted EBITDA was primarily due to an increase of $23.8 million, or 28%, attributable to higher margins which was a result of favorable net timing and pricing actions. This increase was largely offset by a $6.7 million, or 8%, decrease from lower sales volumes, a $7.2 million, or 8%, decrease due to foreign exchange rate impacts, and a $7.5 million, or 9%, decrease due to higher fixed costs.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$293.4	$393.3	(25)%	$1,051.8	$1,119.3	(6)%
Adjusted EBITDA	$(14.9)	$87.9	(117)%	$99.8	$235.0	(58)%
Adjusted EBITDA margin	(5)%	22%		9%	21%

Three Months Ended – September 30, 2022 vs. September 30, 2021

Net sales decreased by 25% year-over-year, primarily due to lower sales volume, mainly in ABS as a result of weaker demand for applications supporting building & construction and consumer durables, which contributed to a 27% decrease. Also contributing to the overall decrease was unfavorable foreign exchange rate impacts of 4%. These decreases were slightly offset by a 5% increase from higher pricing due to the pass through of raw material cost.

The $102.8 million, or 117%, decrease in Adjusted EBITDA was primarily due to lower sales volumes and margins. Lower sales volumes, as described above, contributed to a $38.2 million, or 44%, decrease in Adjusted EBITDA. In addition, Adjusted EBITDA decreased by $60.2 million, or 69%, due to a margin decline from higher raw material and utility costs, weaker demand, and increased cost competition from improved supply and lower cost imports of polycarbonate and ABS into Europe. In addition, higher fixed costs also attributed to a $5.2 million, or 6%, decrease in Adjusted EBITDA.

Nine Months Ended – September 30, 2022 vs. September 30, 2021

Net sales decreased by 6% year-over-year. Lower sales volume from weaker demand for building & construction and consumer durable applications led to a 17% decrease, as well as a 4% decrease due to foreign exchange rate impacts. These were partially offset by higher pricing from the pass through of higher raw material costs which led to a 15% increase in net sales from the prior year.

The $135.2 million, or 58%, decrease in Adjusted EBITDA was primarily due to lower sales volume of $62.9 million, or 27%, and lower margins of $51.0 million, or 22%, as described above. Also contributing to the decrease was unfavorable foreign exchange rate impacts of $10.0 million, or 4%, and a decrease of $12.2 million, or 5%, due to higher fixed costs.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$247.7	$274.8	(10)%	$877.7	$855.0	3%
Adjusted EBITDA	$18.7	$51.2	(63)%	$87.0	$149.6	(42)%
Adjusted EBITDA margin	8%	19%		10%	17%

Three Months Ended – September 30, 2022 vs. September 30, 2021

Net sales decreased by 10% year-over-year. Lower sales volumes, including customers destocking amid falling raw material prices, led to a 20% decrease in net sales from the prior year. This decrease was offset by 10% increase from higher pricing, primarily from the pass through of higher styrene costs.

The $32.5 million, or 63%, decrease in Adjusted EBITDA was primarily due to weaker demand which negatively impacted volumes and margins, particularly in building & construction and appliance applications. This resulted in a decrease of $13.0 million, or 25%, due to lower volumes, and a decrease of $19.3 million, or 38%, due to lower margins. Additionally, a decrease of $3.6 million, or 7%, was due to higher fixed costs.

Nine Months Ended – September 30, 2022 vs. September 30, 2021

The 3% increase in net sales was due to higher pricing primarily from the pass through of higher styrene costs, which led to an increase of 10% increase in net sales compared to the prior year. Slightly offsetting this increase was a 7% decrease due to lower sales volume as described above.

The $62.6 million, or 42%, decrease in Adjusted EBITDA was due to a decrease of $47.6 million, or 32%, from lower margins primarily from weaker demand as well as new supply in China. In addition, a decrease of $17.3 million, or 12%, was due to lower volumes.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Net sales	$53.4	$54.8	(3)%	$220.3	$199.6	10%
Adjusted EBITDA	$(78.0)	$(27.6)	183%	$(59.8)	$58.5	(202)%
Adjusted EBITDA margin	(146)%	(50)%		(27)%	29%

Three Months Ended – September 30, 2022 vs. September 30, 2021

Net sales decreased 3% year-over-year. Lower styrene-related sales volume resulted in a 24% decrease which was partially offset by a 22% increase due to higher styrene prices.

The decrease of $50.4 million in Adjusted EBITDA was primarily attributed to a $59.0 million, or 214%, decrease due to lower styrene margins including impacts from elevated utility costs caused by historically high natural gas prices in Europe, weaker demand, and unfavorable net timing. In addition, a decrease of $5.5 million, or 20%, was due to higher fixed costs. Slightly offsetting these decreases was an increase of $14.1 million, or 51%, due to foreign exchange impacts.

Nine Months Ended – September 30, 2022 vs. September 30, 2021

Net sales increased 10% year-over-year. Higher styrene prices resulted in a 29% increase in net sales, which was partially offset by an 18% decrease due to lower styrene-related sales volume.

The decrease of $118.3 million in Adjusted EBITDA was primarily attributed to a $134.8 million, or 231%, decrease due to lower styrene margins including impacts from higher utility costs caused by a rise in natural gas prices in Europe and weaker demand. Slightly offsetting this decrease was an increase of $20.6 million, or 35%, due to foreign exchange rate impacts.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Adjusted EBITDA*	$22.8	$17.1	33%	$83.8	$70.2	19%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – September 30, 2022 vs. September 30, 2021

The increase in Adjusted EBITDA was mainly due to higher margins which were partially offset by lower volumes. Prior period included headwinds from production issues caused by Hurricane Ida.

Nine Months Ended – September 30, 2022 vs. September 30, 2021

The increase in Adjusted EBITDA was due to higher margins, including a stronger styrene spot market, which were partially offset by lower volumes.

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$(119.8)	$93.1	$(65.6)	$316.2
Net income (loss) from discontinued operations	(1.9)	13.7	(1.9)	38.0
Net income (loss) from continuing operations	(117.9)	79.4	(63.7)	278.2
Interest expense, net	30.4	23.0	77.7	56.6
Provision for (benefit from) income taxes	(12.1)	5.5	41.4	48.9
Depreciation and amortization	45.9	49.8	147.1	111.0
EBITDA(a)	$(53.7)	$157.7	$202.5	$494.7
Net gain on disposition of businesses and assets	—	—	(1.8)	(0.2)
Restructuring and other charges(b)	—	0.2	(1.0)	6.8
Acquisition transaction and integration net costs (c)	0.4	13.6	6.2	62.8
Acquisition purchase price hedge loss (d)	—	—	—	22.0
Asset impairment charges or write-offs(e)	1.9	1.2	3.9	3.0
European Commission request for information(f)	—	—	35.6	—
Other items(g)	14.8	0.7	60.1	7.6
Adjusted EBITDA	$(36.6)	$173.4	$305.5	$596.7
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Amounts for the three and nine months ended September 30, 2022 and 2021 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 17 in the condensed consolidated financial statements for further information.
(c)	Amounts for the three and nine months ended September 30, 2022 and 2021 relate to expenses incurred for the Company’s acquisition and integration of the PMMA business and Aristech Surfaces Acquisitions. Refer to Note 3 in the condensed consolidated financial statements for further information.
(d)	Acquisition purchase price hedge loss for the nine months ended September 30, 2021 was due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business. Refer to Note 10 in the condensed consolidated financial statements for further information.
(e)	Amounts for the three and nine months ended September 30, 2022 and 2021 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 11 in the condensed consolidated financial statements. There were additional impairment charges of $0.9 million during the three and nine months ended September 30, 2021 recorded on certain long-lived assets in the Base Plastics segment.
(f)	Amount for the nine months ended September 30, 2022 relate to the estimated liability recorded in connection with the European Commission request for information, as described in Note 13 in the condensed consolidated financial statements.

(g)	Other items for the three and nine months ended September 30, 2022 and 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the potential divestiture of our styrenics business and our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three and nine months ended September 30, 2022 and 2021. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$10.8	$218.7
Operating activities - discontinued operations	(1.4)	19.5
Operating activities	9.4	238.2
Investing activities - continuing operations	(109.0)	(1,885.8)
Investing activities - discontinued operations	(0.8)	(3.3)
Investing activities	(109.8)	(1,889.1)
Financing activities	(213.5)	1,272.8
Effect of exchange rates on cash	(16.3)	(3.1)
Net change in cash, cash equivalents, and restricted cash	$(330.2)	$(381.2)

Operating Activities

Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2022 totaled $10.8 million, which included $62.5 million of dividends received from Americas Styrenics. Although operating results were challenged by macroeconomic conditions resulting in reduced customer demand, higher raw material and utility costs and negative earnings and cash flow, there was a significant working capital release during the quarter. The working capital release, which came mostly within the third quarter, was primarily attributable to a steep decline in many raw material prices from the historically high prices seen in the second quarter, inventory control actions, and sequentially lower sales. Net cash used in operating activities from discontinued operations during the nine months ended September 30, 2022 totaled $1.4 million.

Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2021 totaled $218.7 million, driven by strong earnings, and inclusive of dividends received from Americas Styrenics of $60.0 million. Partially offsetting these factors was a $174.7 million reduction in operating cash from net working capital changes during the period, which were primarily attributable to increases in raw material costs. Net cash provided by operating activities from discontinued operations during the nine months ended September 30, 2021 totaled $19.5 million, which was also primarily attributable to raw material cost increases and higher inventory related to discontinued operations.

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2022 totaled $109.0 million, which was primarily attributable to net cash paid for asset or business acquisitions of $22.2 million (see Note 3), and capital expenditures, including cash spent for our ongoing enterprise resource planning system upgrade, of $94.0 million. Net cash used in investing activities from discontinued operations during the nine months ended September 30, 2022 totaled $0.8 million.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2021 totaled $1,885.8 million, which was primarily attributable to net cash paid for asset or business acquisitions of $1,806.6 million, capital expenditures of $64.7 million, and payments for the settlement of hedging instruments of $14.7 million

(related to the acquisition purchase price hedge). Net cash used in investing activities from discontinued operations during the nine months ended September 30, 2021 totaled $3.3 million, which was entirely attributable to capital expenditures.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 totaled $213.5 million. This activity was primarily due to $151.9 million of payments related to the repurchase of ordinary shares, $36.3 million of dividends paid, and $12.2 million of net repayments of short-term borrowings. In addition, there was $12.9 million of repurchases and repayments of long-term debt during the period, primarily related to our 2024 Term Loan B and 2028 Term Loan B obligations.

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

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Cash provided by operating activities	$9.4	$238.2
Capital expenditures	(94.8)	(68.0)
Free Cash Flow	$(85.4)	$170.2

Refer to the discussion above for significant impacts to cash provided by operating activities for the nine months ended September 30, 2022 and 2021.

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

At September 30, 2022 and December 31, 2021, we had $2,352.8 million and $2,368.8 million, respectively, in outstanding indebtedness and $853.4 million and $1,064.1 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of September 30, 2022 and December 31, 2021, we had $242.2 million and $560.6 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of September 30, 2022 and December 31, 2021 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2022			December 31, 2021
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$665.2	3.1%	$18.8	$670.4	2.1%	$20.6
2028 Term Loan B	737.6	3.5%	22.3	742.8	2.6%	15.2
2026 Revolving Facility	—	—%	1.3	—	—%	2.1
2029 Senior Notes	447.0	5.1%	18.6	450.0	5.1%	19.0
2025 Senior Notes	500.0	5.4%	18.7	500.0	5.4%	20.7
Accounts Receivable Securitization Facility	—	—%	1.0	—	2.0%	1.8
Other indebtedness*	3.0	1.5%	—	5.6	2.2%	—
Total	$2,352.8		$80.7	$2,368.8		$79.4

*For the nine months ended September 30, 2022, interest expense on “Other indebtedness” totaled less than $0.1 million.

As of September 30, 2022, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million. As of September 30, 2022, the Company had $369.2 million of funds available for borrowing (net of $5.8 million outstanding letters of credit) under the 2026 Revolving Facility. Further, as of September 30, 2022, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum. The 2026 Revolving Facility contains a springing covenant which applies when 30% or more is drawn from the facility, and would require the Company to meet a first lien net leverage ratio not to exceed 3.5x at the end of each financial quarter. As of September 30, 2022 the first lien net leverage ratio (as defined in our secured credit agreement) was 2.9x.

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

Our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $447.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029.

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in November 2024 and has an outstanding borrowing capacity of $150.0 million. As of September 30, 2022, there were no amounts outstanding under this facility and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 8 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the nine months ended September 30, 2022, the Company declared dividends of $0.96 per ordinary share, totaling $35.1 million, of which $12.4 million was accrued as of September 30, 2022, the majority of which was paid in October 2022. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong. Despite the challenging and uncertain market conditions we are experiencing in 2022, the Company generated positive cash flows from operating activities for the nine months ended September 30, 2022, which we expect to continue for full year 2022. We believe funds provided by operations, our existing cash and cash equivalent balances of $242.8 million, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility totaling $519.2 million, will be adequate to meet all necessary operating expenditures, while continuing to invest in our growth and sustainability objectives.

Further, we also believe that our financial resources will allow us to manage the anticipated impact of this challenging macroeconomic environment on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A-“Risk Factors” of our Annual Report, as well as the risk factors included in Part II, Item 1A herein. As of September 30, 2022, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

As discussed in Note 3 to the condensed consolidated financial statements, in September 2021, the Company completed the Aristech Surfaces Acquisition. As permitted by the SEC, management elected to exclude this acquisition from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2021. In September 2022, the Company completed the integration of the Aristech Surfaces business into its internal control environment. Otherwise, there were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Other than the European Commission request for information described in Note 13 – Commitments and Contingencies, we currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding material developments in legal proceedings during the quarter ended September 30, 2022, see “Litigation Matters” and “European Commission Request for Information” in Note 13 to our condensed consolidated financial statements.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information regarding purchases of our ordinary shares made during the quarter ended September 30, 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate number of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2022	1,242,648	$40.24	1,242,648	—	(1)
August 1 - August 31, 2022	—	$—	—	—	(1)
September 1 - September 30, 2022	—	$—	—	4,970,593	(2)
Total	1,242,648	$40.24	1,242,648
(1)	On December 2, 2021, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. Repurchases under this authorization were completed during July 2022 and as such, the plan expired at that time.
(2)	On September 2, 2022, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expires after 18 months and repurchases may be effected through open market purchases, 10b5-1 plans or by other means.

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

Date: November 4, 2022

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)