Form 10-K
period 2022-12-31
Trinseo PLC
filed 2023-02-27
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36473

Trinseo PLC

(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 East Swedesford Road, Suite 301

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 24, 2023, there were 34,978,872 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo PLC computed by reference to the closing price of the registrant’s common shares on the New York Stock Exchange as of June 30, 2022 was approximately $1,382,356,473.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2023 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K (“Annual Report”) contains, without limitation, statements concerning plans, objectives, goals, projections, forecasts, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “believe,” “intend,” “forecast,” “estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

●	our ability to successfully transform our portfolio and the Company to a specialty materials and sustainable solutions provider, including our ability to divest unfavorable assets and identify new growth opportunities;
●	volatility in raw material costs or disruption in the supply of the raw materials utilized for our products;
●	increases in energy costs, volatility in energy markets and supply shortages;
●	any disruptions in production at our manufacturing facilities;
●	the execution of capital projects and other growth investments in accordance with the Company’s plan, budget and forecasts;
●	any inability to continue technological innovation and successful introduction of new products;
●	our ability to divest our styrenics businesses, including our ability to identify a buyer and negotiate a sale given current economic conditions;
●	our ability to realize the benefits of recent and future acquisitions, to successfully integrate, realize synergies, retain customers, grow profitably, or the impairment of goodwill acquired in such acquisitions;
●	other strategic acquisitions or divestitures affecting our operations or financial condition;
●	the stability of our joint ventures;
●	our ability to successfully generate cost savings through restructuring and business excellence initiatives;
●	costs and business restrictions associated with complying to custom, international trade, export control and antitrust laws;
●	global trade conflicts and the imposition of tariffs;
●	regulatory and statutory changes applicable to our raw materials and products;
●	expenditures related to changes to and our compliance with environmental, health and safety laws;
●	liabilities and losses related to contamination, environmental damage, or chemical exposures or release;
●	our current and future levels of indebtedness;
●	the restrictions on our operations due to our indebtedness;
●	the outcome of ongoing or future litigation, arbitration or other legal proceedings;
●	our continued reliance on our relationship with The Dow Chemical Company for certain services and supply of raw materials;
●	the limitations of our intellectual property licensing arrangements with The Dow Chemical Company;
●	any inability to protect our trademarks, patents, and other intellectual property rights;
●	our infringement on the intellectual property rights of others;

●	data security breaches or cyber-attacks;
●	success in implementation of our enterprise resource planning system;
●	risks associated with our incorporation in Ireland; including impact of the Irish Companies Act and Irish Takeover Rules on our shareholders, and lack of flexibility to manage our capital structure;
●	conditions in the global economy and capital markets;
●	local business risks in the different countries in which we operate;
●	fluctuations in currency exchange rates;
●	the extent to which the COVID-19 pandemic will continue to adversely impact our business, financial condition and results of operations; and
●	other risks described in the “Risk Factors” section or other sections of this Annual Report.

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

Trinseo PLC

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2022

Unless otherwise indicated or required by context, as used in this Annual Report on Form 10-K (“Annual Report”), the term “Trinseo” refers to Trinseo PLC (NYSE: TSE), a public limited company existing under the laws of Ireland, and not its subsidiaries. The terms “Company,” “we,” “us” and “our” refer to Trinseo and its consolidated subsidiaries, taken as a consolidated entity. Trinseo PLC is the surviving entity of a cross-border merger with our predecessor company, Trinseo S.A., which merger was completed in October 2021. All financial data provided in this Annual Report is the financial data of Trinseo PLC, unless otherwise indicated. Prior to the formation of Trinseo S.A., our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”).

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

PART I

Item 1. Business

Business

The Company

Trinseo PLC (NYSE: TSE) is a public limited company existing under the laws of Ireland. On October 8, 2021, our former publicly-traded parent entity, Trinseo S.A., was merged with and into Trinseo PLC, with Trinseo PLC as the surviving entity. As a result of the merger, all of Trinseo S.A.’s outstanding ordinary shares, excluding treasury shares, were exchanged on a one-for-one basis for newly issued ordinary shares of Trinseo PLC.

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

We are a specialty material solutions provider with a focus on partnering with companies to bring ideas to life in an imaginative, smart, and sustainability-focused manner. We have leading market positions in many of the markets in which we compete. Our products are incorporated into a wide range of our customers’ products throughout the world, including products for automotive applications, consumer electronics, appliances, medical devices, packaging, footwear, carpet, paper and board, building and construction, and wellness, among others. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s manufacturing costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. Therefore, we seek to regularly develop new and improved products and processes, supported by our intellectual property portfolio and manufacturing know-how, designed to enhance our customers’ product offerings. We believe these product traits result in substantial customer loyalty.

We have significant manufacturing and production operations around the world, which allow us to serve our global customer base. As of December 31, 2022, our production facilities included 39 manufacturing plants and one recycling facility at 33 sites across 15 countries, including the Company’s joint venture. Additionally, as of December 31, 2022, we operated 11 research and development (“R&D”) facilities globally, including technology and innovation development centers, which we believe are critical to our global presence and innovation capabilities. Our significant global operations also provide diversity in the end markets for our products.

Our Strategy

In 2022, we continued to focus our efforts and investments on a strategy to transform Trinseo into a specialty materials and sustainable solutions provider focusing on product offerings which are less cyclical and offer significantly higher growth and margin potential. In pursuit of this transformational goal, we have invested, and will continue to invest, in product offerings serving the applications within our Engineered Materials business segment, as well as coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders business segment.

In furtherance of this strategy and to improve our footprint as a sustainable solutions provider, in January 2022, we completed the acquisition of Heathland B.V. (“Heathland”) for an estimated purchase price of $29.3 million, including an initial cash purchase price of $22.9 million, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments (the “Heathland Acquisition”). Heathland is based in Utrecht, the Netherlands, and is focused on converting post-consumer and post-industrial polymethyl methacrylates (“PMMA”), polycarbonate (“PC”), acrylonitrile-butadiene-styrene (“ABS”), polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. In January 2022, we began a formal process for the divestiture of our styrenics businesses, which includes our Feedstocks, Polystyrene, and Americas Styrenics reporting segments. While this process generated broad and significant interest from both strategic and financial parties, the deterioration of financing markets and the economic uncertainty created by the war in Ukraine, particularly in European energy markets, impeded our ability to obtain full value for the styrenics businesses. As a result in July 2022, we announced our decision to pause the sale process, and our intention to reevaluate a potential sale of the styrenics business when macroeconomic conditions improve. The styrenics business separation remains an integral part of our transformation strategy, and we continue to evaluate actions to transform the Company into a higher growth, higher margin and less cyclical specialty and sustainable materials provider.

We believe that there are still significant opportunities to improve our business and enhance our position as a specialty materials and sustainable solutions provider by continuing to enhance our existing portfolio, and by expanding on businesses we have acquired. In addition to our transformation strategy, the Company continues to seek organic growth through expansion into key markets or strategic capital investments targeting technologies and solutions that meet the evolving needs of our customers, and to continue to provide innovative products to our customers who seek our technological and development capabilities to create specialty grades, new and sustainable products, and technologically-differentiated formulations. The Company will continue to focus on growing margins and reducing earnings volatility through such organic investments, strategic acquisitions or investments, as well as divestitures of businesses less suitable to our portfolio. The strategic acquisitions and investments that we have pursued have attractive risk-adjusted returns in markets and geographies that we believe have the best opportunity for growth as well as opportunity for cost-saving synergies. In addition, in December 2022, we implemented an asset restructuring initiative designed to reduce costs, improve profitability, reduce our exposure to cyclical markets and strengthen our competitive position through the closure of certain underperforming or uncompetitive plants and product lines.

We remain committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. The Company employs a disciplined approach to capital allocation and deployment of cash that strives to balance the growth of our business, funding for targeted acquisitions, and continued cash generation, while providing attractive returns to our shareholders. For 2022, this included distributing a quarterly dividend to shareholders of $0.32 per share and repurchasing a total value of $150.0 million of our ordinary shares, which completed the share repurchase program authorized in December 2021. Further, in September 2022, the Company’s board of directors authorized a $200.0 million share repurchase program covering an 18-month period. There were no repurchases under this share repurchase program in 2022.

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

For more information regarding our strategic highlights see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2022 Highlights.

Business Segments

The Company operates under six reporting segments: Engineered Materials, Latex Binders, Base Plastics, Polystyrene, Feedstocks, and Americas Styrenics. Our reporting segments reflect the model under which the business is being managed and results are being reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker.

For information regarding net sales, Adjusted EBITDA, the performance metric used by management to evaluate our segments’ performance, and capital expenditures by segment, as well as sales and long-lived assets by geographic area, refer to Note 20 in the consolidated financial statements.

Engineered Materials Segment

Overview

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products, soft thermoplastic products, continuous cast, cell cast and extruded PMMA sheet products, and PMMA resins. Products in this segment are primarily targeted toward higher growth and higher margin applications primarily in consumer electronics, medical, footwear, automotive and building & construction. The PMMA business also includes production of activated methyl methacrylates (“MMA”) in Europe primarily for our own consumption in producing PMMA with the remainder sold into the merchant market. Our MMA production process yields ammonium sulfate as a byproduct which is sold into the market.

In 2022, approximately 35% of total Engineered Materials net sales were generated in Europe, approximately 50% were generated in the United States, and approximately 14% were generated in Asia.

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

The benefit of Trinseo’s portfolio in our Engineered Materials segment is the high level of customization for high-end applications at selected premium brand owners, and clear orientation to sustainable solutions. Our current portfolio includes sustainable solutions, such as high-content post-consumer recycled (“PCR”) polycarbonate and bio-based raw materials. We are developing further solutions to expand our sustainable offering using PCR ABS, PCR TPE, PCR PMMA and recycled MMA (“R-MMA”), which is chemically recycled. Sustainable products represented 5% of Engineered Materials segment volume in 2022 and are a core growth area.

We sell our rigid compounds products mainly under the EMERGE brand for consumer electronics, and under the CALIBRE brand for medical markets. We sell our PMMA products primarily under PLEXIGLAS in the United States and ALTUGLAS in Europe and Asia. We foresee growth and robust demand in applications of building & construction, consumer goods, and especially automotive following constrained production since 2020 as well as continued initiatives toward light-weighting, paint replacement and digitization. Supported by current macro trends, specifically as it relates to safety and health, remote servicing and working, and sustainability, we believe that we have additional growth opportunities in existing consumer electronics applications, including tablets, notebooks, smart phones and other handheld devices, as well as new voice control systems, home entertainment and delivery equipment. We also foresee growth in medical wearables, home equipment, and drug delivery devices. In serving these markets, we leverage our polymer and compound technologies to meet increasingly stringent performance requirements along with our customers’ aesthetic and color-matching requirements, which are crucial characteristics for the products involved.

We sell our PMMA sheet products primarily under the trade names ALTUGLAS, PLEXIGLAS, ACRYSPA, AVONITE and STUDIO. We foresee growth in wellness applications such as hot tubs and swim spas as well as sanitary applications like bathtubs. More specifically, we are able to effectively serve these markets through our specialized continuous cast sheet production capabilities that allow us to provide large scale PMMA sheet with specific color requirements. We have also expanded our product offerings into transportation applications and continue to provide customer solutions in architectural applications such as signage and countertops.

We manufacture our TPE soft plastic compounds principally under the trade names MEGOL, APILON, APIGO, and APINAT. Growth in footwear is supported by bio thermoplastic polyurethane (“TPU”) solutions in both luxury and sport premium markets, while automotive growth is orientated to hygienic interiors and both robust and smart surfaces.

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

Latex Binders Segment

Overview

We are a global leader in styrene-butadiene latex (“SB latex”), holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex capacity in Europe and the #1 position in capacity in North America, based on third party data. In 2022, approximately 48% of our Latex Binders segment’s sales were generated in Europe, 29% were generated in the United States, and the majority of the remaining net sales were generated in Asia. Additionally, this segment includes the results of our styrene-acrylate latex (“SA latex”) production facilities and related infrastructure in the United States, Europe and Asia. As noted above, as part of the Company’s transformational strategy, our key area of focus in the Latex Binders segment is to grow our product offerings serving CASE applications, as these offer significantly higher growth and margin potential.

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

We also offer a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for CASE applications. Net sales to CASE applications made up approximately 13% of total Latex Binders net sales in 2022, with margins of approximately two times the average of products serving all applications within the segment.

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

Additionally, our global manufacturing footprint is key in allowing us to serve our customers in a cost-effective manner, as latex binders products are costly to ship over long distances due to their high water content. We believe that our global network of service and manufacturing facilities is highly valued by our customers. We seek to capture the value of our R&D and TS&D services and manufacturing capabilities through our pricing strategy. In 2022, we estimate that more than half of net sales in this segment related to contracts that include raw material pass-through clauses.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance, particularly in the CASE applications of our Latex Binders segment.

Base Plastics Segment

Overview

Our Base Plastics segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our ABS, styrene-acrylonitrile (“SAN”), and PC businesses. The Base Plastics segment also includes the results of the Heathland Acquisition, which is focused on converting post-consumer and post-industrial PMMA, PC, ABS, polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. In 2022, approximately 57% of net sales from our Base Plastics segment were generated in Europe, 33% were generated in North America, and 10% were generated in Asia. On January 1, 2023, the Base Plastics segment will be renamed Plastics Solutions to better reflect Trinseo’s strategic focus on providing solutions in areas such as sustainability and material substitution.

Products and End Uses

Copolymers. Our copolymers products consist of ABS and SAN. In 2022, copolymers represented approximately 58% of total segment net sales.

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

PC. Our PC products are manufactured in Stade, Germany and are sold into various markets as well as consumed internally for our compounding products. In 2022, PC represented approximately 13% of total segment net sales.

PC has high levels of clarity, impact resistance and temperature resistance. PC can be used in its neat form (prior to any compounding or blending) for markets such as construction sheets and profiles, medical and lighting. Additionally, PC can be compounded or blended with other polymers, such as ABS, which imparts specific performance attributes tailored to the product’s end use.

Our products for glazing and construction sheets are marketed under the CALIBRE brand name and offer customers a combination of clarity, heat resistance and impact performance. Glazing and construction sheet represents our largest PC application and one of the key end markets is the construction industry.

We approved an asset restructuring plan in the fourth quarter of 2022, which includes the closure of one PC production line to reduce our exposure to the cyclical merchant PC market. We will continue to produce PC for use in our downstream compounding business with the remaining assets. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2022 Highlights for further information.

Compounding. Our compounding products consist of PC/ABS compounds, PC blends, and PC and polypropylene compounds. In 2022, compounding products represented approximately 28% of total segment net sales.

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

Competition and Customers

Our principal competitors in our Base Plastics segment are Covestro AG, Saudi Basic Industries Corporation, INEOS Styrolution, Versalis, Shanghai Kumho Sunny Plastics Co., Ltd., Shanghai Pret Composites Co. Ltd., LG Chem, and Lotte Chemical Corporation. In our Base Plastics segment, we compete primarily based on our ability to offer differentiated and reliable products, the quality of our customer service and the length and depth of our customer relationships.

We believe potential growth in the Base Plastics segment will be impacted by a number of factors, including consumer preference for lighter-weight and impact-resistant products. Additionally, we believe growth prospects are bolstered by sustainability trends such as electric vehicles and potential government mandates, such as the substitution of lighter-weight plastics for metal in automobiles. Therefore, we believe our history of innovation and our focus on differentiated products enhances our growth prospects in this segment. Our innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end markets. We also believe our global facilities are a competitive advantage that allows us to provide customers with consistent grades across different regions, and positions us to strategically serve emerging markets.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Base Plastics segment.

Polystyrene Segment

Overview

We are a leading producer of polystyrene and focus on sales to injection molding and thermoforming customers. In 2022, approximately 68% of net sales from our Polystyrene segment were generated in Europe and 32% of net sales were generated in Asia.

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

In 2022 we continued offering recycled polystyrene for food packaging applications for some of our customers through both dissolution and chemical recycling technology. We view recycled polystyrene products as important not only for the benefit of the environment but also as a way to better serve our customers by addressing their need for sustainable solutions.

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

Our customer-centric model focuses on understanding customers’ needs and developing tailored relationships that add value beyond the value of the actual product performance. For durable applications, we focus our efforts on product design engineering initiatives for developing and specifying plastics in the next generation of construction applications and appliances. In non-durable applications, we focus on innovative products that provide clear cost advantages to our customers, serving customers with our cost-advantaged technology and operating excellence. We are also able to offer various sustainable product innovations in our non-durable applications, especially packaging. We have leveraged industry-leading product development and technology capabilities in many of our product lines in this segment to develop long-standing customer relationships, including with a number of customers who have purchased from us, including our predecessor business operated by Dow, for more than 20 years. We believe that our asset footprint is an advantage, allowing us to provide customers with consistent product grades and positioning us to strategically serve growth economies.

Seasonality

Due to the geographic diversity of the Company’s customers and end markets for our polystyrene products across the globe, our Polystyrene segment does not typically experience material levels of seasonality. However, sales volumes may fluctuate from quarter-to-quarter as customers may adjust their purchasing patterns based on their expectations of polystyrene price changes.

Feedstocks Segment

Overview

Trinseo is a large consumer of styrene monomer globally. The primary function of our Feedstocks segment is the production of styrene monomer in Europe in order to provide secure sourcing of this key raw material to our other segments. In fact, the majority of the styrene monomer produced by our Feedstocks segment is consumed by our other segments. However, we do sell a portion of our produced styrene monomer to third parties. Overall, our Feedstocks nameplate capacity was 15% of the West European styrene monomer capacity in 2022. We approved an asset restructuring plan in the fourth quarter of 2022, which includes the closure of manufacturing operations at the styrene production facility in Boehlen, Germany to reduce costs and strengthen our competitive position. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2022 Highlights for further information.

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

Global styrene operating rate percentages were around 76% in 2022 and we believe operating rates will drop slightly to the mid to low 70% range and remain at these levels over the next several years before returning to 80% levels. The operating rate could be positively impacted by the potential closure of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

Seasonality

Our Feedstocks segment does not generally experience material levels of seasonality affecting sales volumes; however, there may be seasonal fluctuations in margin as planned supply outages generally occur more often in the spring and fall seasons.

Americas Styrenics Segment

Overview

This segment consists solely of the operations of our 50%-owned joint venture with Chevron Phillips Chemical Company, Americas Styrenics LLC (“Americas Styrenics”), which continues to be a leading producer in North America of both styrene and polystyrene. In 2022, Americas Styrenics was the #1 producer of polystyrene, based on capacity data, and supplied 18% of the styrene monomer capacity in North America. We received a total of $95.0 million in cash dividends from Americas Styrenics during 2022. We estimate that the contribution to our equity earnings from Americas Styrenics’ polystyrene business was approximately 71% in 2022, 72% in 2021, and 75% in 2020.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, and in 2022 approximately 64% of the styrene monomer produced by Americas Styrenics was consumed in its own production of polystyrene. The remainder of

Americas Styrenics’ product is sold as a key raw material to other manufacturers of polystyrene, expandable polystyrene, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

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

As a leading styrenics producer in North America, this segment is well-positioned to benefit from consolidation dynamics in the styrene and polystyrene industries within the region. As noted above in the Feedstocks segment section, global styrene operating rate percentages were around 76% in 2022 and we believe they will drop slightly to the mid to low 70% range over the next several years, with the potential for positive upside if there are closures of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

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

Additionally, we are party to several agreements with Dow for the provision of certain raw materials, products and services and other operational arrangements. Dow provides a large percentage of certain raw materials used in the production of our products, under agreements that are important to our business. In connection with the 2021 acquisition of the PMMA and MMA businesses from Arkema S.A. (the “PMMA Acquisition”), the Company assumed a Capacity Reservation Contract (“CRC”) which is an evergreen contract that provides guaranteed access to a certain portion of MMA capacity at a Dow-owned manufacturing facility in North America. See Sources and Availability of Raw Materials for more information.

Under the Amended and Restated MOD5 Computerized Process Control Software, Licenses and Services Agreement, with Rofan Services (“AR MOD5 Agreement”), Dow provides worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. The AR MOD5 Agreement has a term through December 2023 and may be terminated by either party for cause or uncured material breach; by Trinseo if we no longer wish to receive maintenance and support for any licensed software; or by Dow if we use the licensed software for any purposes other than Company business. Dow may terminate the maintenance and support terms at any time if we fail to make payments when due. With the exception of one remaining site, as of December 31, 2022, we have converted all other plant locations from the MOD5 process control technology and are no longer reliant on Dow for this service. We expect to convert the remaining site by the end of 2024.

The Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”) provides for ongoing worldwide services, substantially all of which were no longer provided by Dow as of December 31, 2020, following our transition of these services over the last several years. The Company did not incur significant costs related for the SAR MOSA in 2022, nor do we expect to incur any further costs going forward.

For the years ended December 31, 2022, 2021, and 2020, we incurred a total of $276.2 million, $217.7 million, and $117.5 million, respectively, in expenses under the SAR MOSA, AR MOD5 Agreement, and SAR SSAs (which include utilities), including $270.6 million, $210.3 million, and $101.3 million, respectively, for both the variable and fixed cost components of the site services agreements and $5.6 million, $7.4 million, and $16.2 million, respectively, covering all other agreements.

For the years ended December 31, 2022, 2021, and 2020, purchases and other charges from Dow and its affiliated companies (excluding the SAR MOSA, AR MOD5 Agreement, and SAR SSAs) were approximately $686.4 million, $1,141.0 million, and $659.5 million, respectively. These purchases and other charges primarily relate to the purchase of raw materials for manufacturing our products. Additionally, for the years ended December 31, 2022, 2021, and 2020, sales to Dow and its affiliated companies were approximately $146.7 million, $156.4 million, and $98.4 million, respectively.

Sources and Availability of Raw Materials

The prices of our key raw materials are volatile and can fluctuate significantly over time. While the predominant reason for this volatility is the impact of market imbalances in supply and demand from time to time, energy prices, transportation costs and supplier force majeures have impacted and may continue to impact the volatility of some of our raw materials. The table below shows our key raw materials by reporting segment.

	Latex	Engineered	Base			Americas
	Binders	Materials	Plastics	Polystyrene	Feedstocks	Styrenics
Acetone		X
Benzene					X	X
Bisphenol A			X
Butadiene	X		X
Ethylene					X	X
Methyl Methacrylate (MMA)		X
Polycarbonate		X	X
Styrenic resins		X	X
Styrene	X		X	X	X	X

We have supply contracts in place to help maintain our supply of raw materials at competitive market prices and seek to implement the most efficient and reliable raw material strategy for each of our segments, including utilizing multiple sources where feasible and maintaining a balance between contracted and spot purchases of raw materials. We also produce raw materials for use by our businesses, such as styrene monomer, PC, and MMA, and we purchase PCR materials for use in products such as our PC compounds.

In 2022, we obtained approximately 18% of our raw materials from Dow (based on aggregate purchase price). In 2022, Dow supplied us with approximately 69% of our benzene requirements and 100% of our ethylene requirements.

Dow continues to be our largest supplier for these raw materials as well as a significant supplier of butadiene. Our current supply agreements with Dow for ethylene, benzene, and butadiene commenced in 2021 and have contractual terms of two to five years, with renewal provisions. PMMA products use MMA as the key raw material, which is sourced through both our own production in Europe and through supply agreements. During 2022, Dow has supplied us with an aggregate 52% of the MMA used in our PMMA production, both in the United States under the CRC, as well as through other unrelated supply agreements.

While Dow provides a significant portion of our raw materials pursuant to these supply agreements, we have developed a comprehensive strategy for obtaining additional sources of supply where needed. Other supply sources in Europe include major producers with contract terms of up to five years at competitive market prices. Supply of benzene and ethylene to North America and Asia are exclusively from other diversified sets of major third-party producers via supply contracts. We rely primarily on the CRC for a majority of our MMA needs in the United States, but can source MMA from other manufacturers in the North America and Europe, as well as from our own production. In 2022, our manufacturing sites provided approximately 39% of our global MMA supply. We source raw materials for our MMA production (acetone and ammonia) primarily from two suppliers in Italy.

In 2022 we obtained 79% of our styrene supply through long-term strategic contracts and spot market purchases. Additionally, our internal production of styrene from purchased ethylene and benzene at our own manufacturing sites provided 21% of our styrene supply in 2022. With this mix of purchased and produced styrene, we seek to optimize our overall costs of securing styrene through efficient logistics, manufacturing economics and market dynamics.

Bisphenol A (“BPA”) is the major raw material associated with PC production. Our primary supplier of this raw material in 2022 was a subsidiary of Olin Corporation which provided BPA via pipeline, and we have obtained more diverse supply options for BPA in 2023. Acetone, a key material for producing MMA, is supplied via long term agreements with Versalis in Europe.

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

Our innovation and technology centers support our technological and R&D/TS&D capabilities. In addition, our R&D/TS&D efforts are also supported by certain “mini-plants” operated by our businesses in Stade. These mini plants are used to make samples of experimental products for testing, which we believe is a critical step in our new product development process. We also operate a plastics research center, which integrates two existing technical support centers and research lab operations in a single location at our Terneuzen, The Netherlands office location. Further, we operate pilot plants to facilitate new production technology, including a TPE pilot facility in Hsinchu, Taiwan which enables close collaboration with Asia Pacific customers for sustainably advantaged materials in targeted markets including consumer electronics, medical, footwear, and automotive. Finally, two R&D centers in Europe and three R&D centers in the United States, are responsible for the design of PMMA products at the Company’s eight global acrylic manufacturing plants.

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $51.4 million, $63.9 million, and $42.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Sales and Marketing

We have a customer-centric business model that has helped us to develop strong relationships with many customers. Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 217 professionals working in sales and marketing around the world, along with approximately 99 customer service professionals and we sell our products to customers in approximately 80 countries. We primarily market our products through our direct sales force. Typically, our direct sales are made by our employees in the regions closest to the given customer.

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

The technologies we utilize in some of our businesses have been in use for many years (e.g., SB latex, polystyrene, styrene, PMMA and ABS) and a number of our patents relating to such technologies have expired or will expire in the future. As patents expire, or are allowed to lapse, the products and processes described and claimed in those patents become generally available for use by the public. We believe that the expiration of any single patent or family of patents that is scheduled to expire in the next three years would not materially adversely affect our business or financial results. We believe that our trade secrets relating to manufacturing and other processes used in connection with products to which expiring patents relate will continue to provide us with a competitive advantage after the expiration of these patents.

We use trademarks as a means of differentiating our products. We protect our trademarks against infringement where we deem appropriate. We have successfully registered the TRINSEO™ trademark in more than 130 countries, and acquired the Plexiglas®, Altuglas®, Solarkote® and Oroglas® marks as well as other trademarks in the PMMA Acquisition.

Dow has either transferred to us or granted perpetual, royalty-free licenses to us to use Dow’s intellectual property that was used by Dow to operate the acquired business (the “Dow Acquired Business”) prior to the Dow Separation. This intellectual property includes certain processes, compositions and apparatus used in the manufacture of certain of our legacy products. In addition to our license rights to use Dow’s intellectual property related to the Dow Acquired Business, we have obtained licenses to use Dow’s intellectual property to the extent necessary to perform our obligations under the contracts transferred to us in the Dow Separation and to use such intellectual property (other than patents) for products outside of the Dow Acquired Business as it was conducted by Dow prior to the Dow Separation, subject to certain limitations. While we believe our license rights with respect to Dow’s intellectual property are sufficient to allow us to operate our current business, new growth opportunities in latex binders, and to a lesser extent copolymer plastics, involving new products may fall outside of our license rights with Dow. Therefore, our ability to develop new products may be impacted by intellectual property rights that have not been licensed to us by Dow. We have the right, with Dow’s cooperation, to directly enforce the patents that are exclusively licensed to us by Dow where infringement is primarily within the scope of our business; but nothing obligates Dow to enforce against third parties the intellectual property rights of Dow that are licensed to us on a non-exclusive basis or where the infringement is primarily outside the scope of our business.

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

We track and publicly report our greenhouse gas emissions, water usage, waste, and energy consumptions and our facilities work to improve our performance at reducing chemical emissions, water usage and energy consumption. Our Sustainability and Corporate Social Responsibility Report (the “Sustainability Report”), which is available on our website, provides our most recent sustainability highlights for our products, performance and operations. The report highlights sustainability goals and other initiatives to improve our sustainability performance. While we do expect to incur costs to comply with legislation enacted as a result of climate change and other sustainability efforts, such as new disclosure rules in the United States and European Union, we do not expect that these costs will be material to our operations and consolidated financial position in the next 12 months.

Sustainability is a key focus area of our long-term strategy and during 2022 we continued to take actions to further our offering of sustainable products. We have announced a collaboration with Japan Steel Works to produce recycled MMA, which will be used in the development of circular PMMA solutions for various applications including automotive, building & construction, lighting, appliances, and sanitary ware. We also took action to increase our access to recycled feedstocks through the acquisition of plastics collector and recycler Heathland, which closed in January 2022. In addition, we achieved ISCC certification for Mass Balance processes for polystyrene manufactured at our Tessenderlo, Belgium plant, as well as for PC produced in Stade, Germany, and styrene manufactured in Terneuzen, The Netherlands. We also supplemented an already strong annual Sustainability Report with the incorporation of the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework, and the Global Reporting Initiative (“GRI”) framework, in addition to the Sustainability Accounting Standards Board (“SASB”) framework. These achievements were accomplished while maintaining our high standard for safety and Employee Health & Safety (“EH&S”) excellence. We expect the costs of administering our sustainability program to increase as we continue to focus and improve our sustainability initiatives and reporting.

Environmental Remediation

Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. Many of our production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. Soil and groundwater contamination have occurred at some of the sites and might occur or be discovered at other sites. Subject to certain monetary and temporal limitations, Dow is obligated to indemnify and hold us harmless with respect to releases of hazardous material that existed at our sites prior to the Dow Separation. The period for new claims at these sites has expired. Later-acquired sites are subject to a different limitations period. We cannot be certain that Dow will fully honor their existing indemnity obligations or that the indemnity will be sufficient to satisfy all claims that we may incur. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the 2021 acquisition of Aristech Surfaces LLC, a manufacturer and global provider of PMMA continuous cast and solid surface sheets, (the “Aristech Surfaces Acquisition”), no environmental claims have been asserted or threatened against the Company. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party for any material amounts at any Superfund Sites. We conduct comprehensive environmental due diligence for potential acquisitions to mitigate the risk of assuming obligations to conduct material levels of environmental remediation.

Board Oversight

The Environmental, Health, Safety, Sustainability and Public Policy Committee (the “EHSS&PP Committee”) of the Company’s Board of Directors assists the Board with oversight of Company programs, policies and initiatives that support the environment, health and safety, sustainability, corporate social responsibility and climate change. The EHSS&PP Committee is responsible for supporting alignment between the Company and the Board on the Company’s sustainability, social, and public policy goals; guiding the Company and overseeing management of risks arising from our sustainability programs, policies, partnerships, activities and goals; reviewing external public policy/governmental affairs issues and trends, and recommending Company response to these issues. The EHSS&PP Committee also reviews the Company’s annual Sustainability Report for Board approval and publication on the Company’s website.

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

Human Capital Resources and Objectives

As of December 31, 2022, we had approximately 3,400 employees worldwide, with the majority (approximately 56%) located in the EMEA region (Europe, Middle East and Africa), approximately 15% in Asia Pacific, and the remainder in the Americas. Approximately 97% of our workforce is full-time.

Nearly 70% of our personnel are located at the various manufacturing sites, research and development, pilot coating, paper fabrication and testing and technology centers. The remaining employees are located at operating centers, virtual locations or geographically dispersed marketing and sales locations. Our facilities in Midland, Michigan, Bristol, Pennsylvania, and Louisville and Florence, Kentucky, and our facility in Matamoros, Mexico have union representation, while employees at certain of our other locations are represented by work councils. We believe we maintain good relations with our personnel and various labor organizations. There have been no labor strikes or work stoppages in these locations in recent history.

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

Our core values are reflected in the goals of our “People Strategy,” which is designed to support employees through Organizational Development, Talent Management, Diversity, Equity & Inclusion and Recognition & Rewards. Organizational Development focuses on the design of organization models to achieve our business strategies, assess employee engagement, shape our culture and facilitate open communication. Talent Management measures our ability to attract and select the right talent for the right roles, onboard new employees to improve integration, build critical capabilities, and develop leaders of the future, with a culture of collaboration among high-performing and diverse teams. Diversity, Equity & Inclusion challenges us to create and maintain an environment that welcomes a broad range of diverse talent and facilitates and fosters a culture of inclusion. Recognition & Rewards means our efforts to manage, measure, and pay for performance; differentiate and recognize job growth with base salary increases, promotions, new assignments, annual performance awards and recognition of outstanding contributions from employees.

Environmental Protection and Employee Health & Safety

Focus on the safety of our employees is a critical aspect of our operations. We strive towards achieving zero injuries, spills, or process safety incidents in our facilities every year, and in 2022, 74% of our eligible facilities reached this goal. Our EH&S management system promotes a culture of rigorous investigation, corrective action, and continuous improvement applied over many years and has delivered a world-class set of internal safety policies, processes, and procedures. This system is designed to meet our objectives to continually reduce safety and environmental incidents and risks, maintain full regulatory compliance, satisfy stakeholder expectations, optimize resources, and continuously improve. We have developed a set of leading indicators to help highlight and drive improvement in Operational Safety, Process Safety, and Product Safety across the company, with effectiveness of these indicators assessed on a regular basis and modified as needed to drive improvement.

The COVID-19 pandemic continued to present risks to employee health and safety in 2022, including the rise in variants and lockdown protocols in China. We established a COVID-19 response team to address issues impacting our employees in different regions. Trinseo established a voluntary vaccination incentive program to encourage employees to receive their vaccines. We also implemented COVID-19 employee safety training, a training program for those working remotely, and provided a stipend to employees working at home to purchase office furniture, ergonomic equipment, and other items to establish a safe work from home environment. We also developed an award program to recognize those employees at manufacturing sites who could not work from home with additional financial compensation. These actions have helped our employees remain safe during this unprecedented time and reward employees for their continued dedication to Trinseo.

Diversity and Equal Employment Opportunity

We are committed to maintaining an inclusive workforce that offers a diversity of perspectives, backgrounds and experience, and creating an environment in which all Trinseo employees have an equal opportunity to reach their potential and contribute fully to the success of the Company. Trinseo provides an equal employment opportunity, with a policy to recruit, hire, develop, and promote qualified applicants or employees without regard to race, color, religion, sex, pregnancy, gender identity, sexual orientation, veteran status, national origin, age, disability, or genetic information. We believe our commitment to diversity is reflected in our Board and executive leadership team. Thirty percent of our Board and twenty-five percent of our executive leadership team are women, and two of our Board members self-identify as a member of an underrepresented minority group. Our executive leadership team also represents broad citizenship and geographic diversity.

Talent Management and Employee Development

We provide opportunities for career development through a combination of training, coaching, and on-the-job experiences. We believe this approach to development provides our employees with the right balance of learning options. Further, we believe that early investment in our employees ensures that our future leaders have the skills they will need to be successful within a complex and ever-changing business environment. Our annual succession planning process identifies successors for some of our most critical roles and recommends tangible developmental actions for incorporation into their long-term personal development plans. We also utilize a goal setting scorecard that enables employees to document and align their goals within a leadership team and across functions, which goals are set against annual Company priorities. Employees are evaluated on their performance versus individual goals and on the Company’s performance versus corporate goals (which includes financial and safety metrics). Part of the annual performance review process includes personal assessment goals which are tracked and reviewed throughout the year.

Compensation Policies

Trinseo’s process for determination of remuneration consists of two main components: base pay and an annual variable program, and we are committed to ensuring equitable compensation among our employees. As stated above, equal opportunity and diversity are important at Trinseo. We conduct internal reviews to assess fair treatment to determine if our pay practices are being implemented appropriately in all jurisdictions where we operate. In the United States, we also conduct internal reviews with new hires as well as an annual exam to determine the impact of ethnicity on pay decisions.

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

We have taken steps toward executing on our strategy to transform the Company to a specialty materials and sustainable solutions provider, including the PMMA Acquisition, Aristech Surfaces Acquisition and the sale of our synthetic rubber business (“Rubber Business”). We also initiated a formal process to divest our styrenics business, which was paused due to deterioration of financing markets and global economic instability, but which sale remains an integral part of our transformation strategy. We plan to continue to prioritize investments in higher growth, higher margin and lower earnings volatility areas such as Engineered Materials and CASE applications, and to deemphasize the more volatile, lower growth assets in our portfolio. In December 2022, we announced approval of an asset restructuring plan designed to reduce costs, improve profitability, and reduce exposure to cyclical markets and elevated natural gas prices, which includes (i) closure of manufacturing operations at our styrene production facility in Boehlen, Germany, (ii) closure of one of our production lines at our Stade, Germany polycarbonate plant, (iii) closure of our PMMA sheet manufacturing site in Matamoros, Mexico and (iv) reduction of SB latex capacity at our Hamina, Finland plant.

The implementation of our transformation strategy has resulted in, and may continue to result in, changes to our business, operations, capital allocation, operational and organizational structure, increased demands on management, and could result in short-term and one-time costs, including higher than expected restructuring costs, loss of revenue, and other negative impacts on our business. We cannot guarantee that the execution of this strategy, including the steps taken to date, will lead to higher growth, higher margins and lower earnings volatility. We also cannot be certain that we will be successful in identifying opportunities for divestiture of our styrenics business or identifying investments in assets we believe best fit our portfolio transformation, whether such opportunities will be available at a price and at terms acceptable to us, or at all, or whether we will face difficulties due to timing or funding availability. Implementation of this transformation may take longer than anticipated, and once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute, delays in implementation, global or local economic conditions, accessibility to capital markets, inflation, high interest rates, competition, and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

Volatility in the cost of raw materials or disruption in the supply of the raw materials utilized for our products, may adversely affect our financial condition and results of operations or cause our financial results to differ materially from our forecasts.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (benzene, ethylene, butadiene, BPA, MMA, and styrene) together represent approximately 45% of our total cost of goods sold. Crude oil prices also impact our raw material and energy costs. Generally, higher crude oil prices lead to higher costs of natural gas and raw materials, although some raw materials are impacted less than others. Volatility in the cost of energy or raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing also can affect the volume our customers consume. As a result, our gross profit and margins could also be adversely affected and our financial results may differ materially from our forecasts.

We have supply agreements with Dow for ethylene, benzene, butadiene, and MMA, which are critical raw materials to our business. These raw materials and other less critical materials amount to approximately 18% of our total raw materials acquired in 2022, based on aggregate purchase price. The remainder is purchased via other third-party suppliers on a global basis. As these and other third-party supply agreements expire, we may be unable to renegotiate or renew these contracts, or obtain new long-term supply agreements on terms comparable or favorable to us, or at all, which may significantly impact our operations. See Item 1—Business— Sources and Availability of Raw Materials.

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

Increased energy costs and supply constraints, including as a result of the ongoing conflict in Ukraine, could adversely impact our results of operations.

We use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes, and these operations can be directly affected by volatility in the cost and availability of energy, which is often subject to factors outside of our control. The ongoing conflict between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increased prices for natural gas and other energy supplies. Reductions in the supply of natural gas from Russia to Europe has led to ongoing supply shortages in Europe, and in 2022 European Union member states agreed to a voluntary short-term reduction of natural gas usage as a result of these shortages. Continued natural gas supply shortages, or a shutdown of natural gas supply from Russia, could lead to additional price increases, energy supply rationing, or temporary reduction in operations or closure of our manufacturing plants, which could have a material adverse impact on our business or results of operations.

We have entered into certain commodity swap agreements to protect against fluctuations in energy prices, including natural gas, and we may continue to enter into commodity swaps, forward contracts, or options from time to time. Our hedges against energy price volatility could adversely impact our results of operations.

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

Capital projects and other growth investments may have lengthy deadlines during which market conditions may deteriorate between the capital expenditure’s approval date and the conclusion of the project, negatively impacting projected returns. Cost-saving measures and capital allocation priorities may impact our decision whether to undertake or delay the start of certain capital projects in the near future. Delays or cost increases related to capital and other spending programs involving engineering, procurement and construction of facilities or manufacturing lines or the development of new technologies could materially adversely affect our ability to achieve forecasted operating results. Project delays or budget overages may arise as a result of unpredictable events, which may be beyond our control, including, but not limited to:

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

Risks Related to Acquisitions and Dispositions

We may not be successful in the proposed divestiture of our styrenics businesses.

In July 2022, we announced our decision to pause the sale of our styrenics businesses, which launched in January 2022. While the divestiture of our styrenics businesses remains a key part of our transformation strategy, we cannot guarantee when or if we will restart the sale process, locate an adequate buyer, or negotiate terms of a sale agreement acceptable to the Company. Negotiating and completing any potential sale transaction would depend on a number of factors, many of which are beyond our control, including, among other things, buyer interest, market conditions, and accessibility of finance markets. While the sale of our styrenics businesses remains an integral part of our transformation strategy, we cannot estimate when economic conditions and capital markets will sufficiently improve to allow us to restart the sale process.

We may fail to realize the anticipated benefits of recent acquisitions or such benefits may take longer to realize than expected, and we may encounter difficulty integrating these businesses into our operations. We may also be required to incur impairment and other charges, which would adversely affect our operating results.

In 2021 we completed the PMMA Acquisition and the Aristech Surfaces Acquisition, and in 2022 we completed the Heathland Acquisition. Our ability to realize the anticipated benefits of recent acquisitions will depend on our ability to successfully integrate the underlying businesses into ours. The Company has devoted significant attention and resources integrating the operations, systems, processes and procedures of the acquired businesses, and we expect to continue to do so. If we fail to effectively integrate, we could lose or diminish the expected benefits of these acquisitions. Further, this integration may not result in the realization of the cost and revenue synergies and benefits that we expected at the time of the acquisitions, nor can we give assurances that these benefits will be achieved when expected or at all.

We also face risks that we fail to meet our financial and strategic goals, due to, among other things, inability to grow the acquired business, achieve expected margins and grow relationships with customers. We may also be adversely affected by other economic, business, and/or competitive factors which did not exist at the time of closing. Such conditions could materially adversely impact our business and results of operations.

In connection with our acquisitions, applicable accounting standards require assets of an acquired business to be recorded on our consolidated balance sheet at their fair values as of the date of acquisition and any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business to be recorded as goodwill. We evaluate goodwill for impairment annually, in the fourth quarter, or more often if impairment indicators exist. We also review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the fair value of one of our reporting units is less than its carrying value, or if as a result of a recoverability test we conclude that the projected discounted or undiscounted cash flows, as appropriate, are less than the carrying amount, we would record an impairment charge related to goodwill or long-lived assets, respectively. As a result of our fourth quarter 2022 impairment testing, we recorded an impairment charge of $297.1 million related to portions of the goodwill acquired in the PMMA Acquisition and Aristech Surfaces Acquisition. In the future, we may need to further reduce the carrying amount of goodwill and incur additional non-cash charges to our results of operations. Such charges could have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results and financial condition. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the value of our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

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

We previously announced the Company’s initiation of a formal process to divest our styrenics businesses, which we paused in 2022 and intend to restart when economic conditions improve. We may also opportunistically pursue dispositions of certain other assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of our senior secured credit agreement (the “Credit Agreement”) governing our senior secured financing facility of up to $1,075.0 million (the “Senior Credit Facility”) and the indentures governing our $500.0 million aggregate principal of 5.375% senior notes due 2025 (the “2025 Senior Notes”), and our $447.0 million aggregate principal of 5.125% senior notes due 2029 (the “2029 Senior Notes”), we may be required to apply the proceeds of the sale to repay any borrowings under our Senior Credit Facility, our 2025 Senior Notes or our 2029 Senior Notes. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, supply agreements, guarantees, indemnities or other current or contingent financial obligations.

Joint ventures may not operate according to their business plans if we or our partners fail to fulfill our or their obligations, or differences in views among our joint venture partners result in delayed decisions, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

For the year ended December 31, 2022, we received dividends of $95.0 million from our Americas Styrenics joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Differences in views among joint venture participants and our inability to unilaterally implement sales and production strategies or determine cash distributions from joint ventures may significantly impact short-term and longer-term financial results, financial condition and the value of our ordinary shares.

We may be unable to achieve cost savings and other benefits from our restructuring activities and business excellence initiatives.

In 2019 we announced certain restructuring programs associated with our shift to a global functional structure, the adoption of our business excellence initiatives designed to create ongoing cost savings through business process optimization and efficiencies, and related more broadly to our overall transformation strategy, which programs are still ongoing. Our efforts to achieve these improvements and efficiencies may not be successful or generate expected cost savings, and we may incur greater costs than currently anticipated to implement and achieve these initiatives, which could have an adverse impact on our financial condition or results of operations. In December 2022, we also announced certain asset restructuring initiatives designed to reduce costs, improve profitability, reduce exposure to cyclical markets and elevated natural gas prices, and address market overcapacity. Implementation of these measures are dependent on the outcome of ongoing negotiations with works councils, industrial associations, and government authorities. We cannot guarantee that these initiatives will successfully generate the expected cost savings or will not require additional expenditures beyond our initial estimates. The actual timing and costs of this asset restructuring may differ from our expectations and estimates, and such differences may be material.

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

Various governments have adopted new approaches to their trade policies seeking to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and implement new tariff schedules. For example, the U.S. and China maintain certain trade policies and tariffs on imported products, which have resulted in shifting trade flows and increased costs for raw materials and finished goods. Uncertainty over global tariffs has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further changes in trade policy, trade restrictions, tariffs, or other governmental action has the potential to adversely impact demand for our products or our customers’ products, and our costs, including prices of raw materials, which in turn could adversely impact our business, financial condition and results of operations.

Regulatory and statutory changes applicable to our raw materials and products and our customers’ products, including those related to climate change and sustainability, and consumer preferences could require material expenditures, changes in our operations and could adversely affect our financial condition and results of operations.

Changes in environmental, health and safety regulations in jurisdictions where we manufacture and sell our products could lead to a decrease in demand for our products. In addition to changes in regulations, customers, investors and other stakeholders are increasingly focusing on environmental issues and disclosures, including climate change, energy and water use, greenhouse gas emissions and other sustainability concerns. Change in public sentiment may result in changing demands for our products or could cause changes in the market dynamics of our existing products, impacting pricing, or cause us to incur additional costs to make changes to our operations to comply with such demand changes. Compliance with new regulations could increase the costs incurred to manufacture our products, or costs incurred by our customers to use our products and otherwise limit the use of these products and lead to decreased demand which would have an adverse effect on our business and results of operations. Our inability to meet investor, industry or stakeholder sustainability goals could materially impact our financial condition and results of operations.

Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, BPA, MMA, and halogenated flame retardant are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns. Moreover, bans on single-use plastic and similar regulatory actions to reduce plastic waste and consumer preferences for sustainable and recyclable materials may reduce the demand for some of our products over time. New or proposed legislation addressing the global challenge of plastic waste may place responsibility on producers and sellers to include recycled content in their products, including the EU’s proposed Ecodesign for Sustainable Product Regulation and California’s recent Plastic Pollution Prevention and Packaging Producer Responsibility Act, while some countries, such as India and Canada, have banned single-use plastics entirely. This legislation may impact our sales and place more importance on our initiatives to further develop technologies for recycled products.

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

There are several properties which we own on which Dow has been conducting remediation to address historical contamination, while there are other properties with historical contamination that are owned by Dow that we lease for our operations. While we did not assume the liabilities associated with these properties in the U.S., because CERCLA and similar laws can impose liability for contamination on the current owner or operator of a property, even if it did not create the contamination, there is a possibility that a governmental authority or private party could seek to include us in an action or claim for remediation or damages, even though the contamination may have occurred prior to our ownership or occupancy. While Dow has agreed to indemnify us for liability for releases of hazardous materials that occurred prior to our separation from Dow, the indemnity is subject to monetary and temporal limitations. The period for new claims at these sites has expired. Later-acquired sites are subject to a different limitations period. We cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. In addition, we face the risk that future claims might fall partially or fully outside of the scope of the indemnity, particularly if there is a release of hazardous materials that occurs in the future or at any time after our separation from Dow or if the condition requiring remediation is attributable to a combination of events or operations occurring prior to and after our separation from Dow. No material environmental claims have been asserted or threatened against the Company, and the Company is not a potentially responsible party for any material amounts at any Superfund Sites. The Company believes it has set adequate reserves for all remediation projects it is currently undertaking.

Risks Related to Our Indebtedness

Our current and future level of indebtedness of our subsidiaries could adversely affect our financial condition.

As of December 31, 2022, our indebtedness totaled approximately $2.3 billion. Additionally, as of December 31, 2022, we had $354.7 million (net of $20.3 million outstanding letters of credit) of funds available for borrowing under our Senior Credit Facility, as well as $150.0 million of funds available for borrowing under our accounts receivable securitization facility.

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

Our Senior Credit Facility contains a financial covenant which requires us to meet a certain leverage ratio at the end of each financial quarter. If we are unable to comply with this covenant in future quarters, our ability to access our revolving credit facility will be limited to 30% of the total capacity of this revolver. The ability of our subsidiaries to comply with the covenants and financial ratios and tests contained in the Indentures and the Credit Agreement, to pay interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility to fund liquidity needs in an amount sufficient to enable them to service their indebtedness. Furthermore, if we need additional capital for general corporate purposes or to execute on an expansion strategy, there can be no assurance that this capital will be available on satisfactory terms or at all.

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

Risks Related to Litigation

We are party to certain legal proceedings, and may be subject to additional litigation, arbitration or legal proceedings in the future.

From time to time, we may be involved in litigation, arbitration or other legal proceedings relating to claims arising out of our operations, business, including but not limited to disputes over prior transactions or service or maintenance costs at sites we do not own. The results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of such proceedings. The results of any such proceedings could have a material adverse impact on our business, financial condition, cash flows and results of operations.

The Company records accruals for legal matters which are both probable and estimable, and the Company believes that it has adequately accrued for ongoing legal matters as appropriate. Litigation and arbitration are inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in such matters, unfavorable resolutions could occur that are in excess of amounts accrued or which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Risks Related to Our Relationship with Dow

Dow provides significant operating and other services, and certain raw materials used in the production of our products, under agreements that are important to our business. The failure of Dow to perform its obligations, or the termination of these agreements, could adversely affect our operations.

Prior to the Dow Separation, we were operated by Dow, which has provided and continues to provide services under certain agreements that are important to our business. We are a party to (i) SAR SSAs,; (ii) supply and sales agreements; and (iii) the AR MOD5 Agreement. Under the terms of the above agreements, either party is also permitted to terminate the applicable agreement in a variety of situations, including in the event of the other party’s uncured material breach, insolvency, change of control or cessation of operations. Should Dow fail to provide these services or raw materials, or should any of the above agreements be terminated, we would be forced to obtain these services and raw materials from third parties or provide them ourselves. Additionally, if Dow terminates agreements pursuant to which we are obligated to provide certain services, we may lose the fees received by us under these agreements. The failure of Dow to perform its obligations under, or our inability to renegotiate, renew or replace any of these contracts, particularly without an alternative source of raw materials, could adversely affect our operations. Depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, on terms as favorable to us or at all. For more information regarding our relationship with Dow, please see Item 1—Business — Our Relationship with Dow.

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

Cyber-attacks or data security breaches could compromise confidential, private, business critical information or cause a failure in our computer or operating systems that may disrupt our operations. We have attractive information assets, including intellectual property, trade secrets and other sensitive, business critical information. We continue to face risk of attack from outside our organization (including cyberattacks by criminal groups, state-sponsored actors or social-activist (hacktivist) organizations) using sophisticated technical and non-technical methodologies such as social engineering and phishing attacks. Cyber threats are constantly evolving, becoming more sophisticated and being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. We also face risks from internal threats to information security, such as from negligent or dishonest employees or consultants. A successful cyber-attack or other breach of security could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on our financial results. Furthermore, in addition to using our own systems and infrastructure, we use information systems and infrastructure operated by third-party service providers. If our third-party service providers experience an information security breach, depending on the nature of the breach, it could compromise confidential, business critical information or cause a disruption in our operations. In addition, the loss or disclosure of sensitive or private information about our employees, vendors, or customers as a result of such a breach may result in violations of various data privacy regulations and expose us to litigation, fines and other penalties. Therefore, any such disruptions to our operations or violations of data privacy laws could negatively impact our reputation and results of operations.

Risks Related to our Information Systems

The implementation of a new enterprise resource planning system could cause disruption to our operations.

We are currently in the process of a multi-year transition to a new enterprise resource planning (“ERP”) system, which will replace most of our core financial systems, and which is expected to occur in phases over the next several years. If the implementation of the ERP system does not proceed as expected, it could impede our ability to accurately maintain financial records and share financial data across the company. Failure to successfully implement the ERP system as planned, or if the ERP system does not operate as intended, could negatively impact the effectiveness of our internal control over financial reporting. Any of these types of disruptions could have a negative effect on our business, operating results, and financial condition. In addition, implementing a new ERP system may require significant resources and refinement to fully realize the expected benefits of the system.

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

Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders, for a maximum period of five years, as specified in the articles of association or relevant shareholder resolution. At our 2022 annual general meeting, shareholders authorized the allotment of up to 33% of the nominal value of the Company’s issued ordinary share capital as of March 31, 2022 for a period of 18 months. Approval from the Company’s shareholders, by ordinary resolution, being a resolution passed by a simple majority of votes cast, on or prior to expiration, will be required to renew this authorization. Our ability to issue equity without this authorization could be limited which could adversely affect our securities holders.

Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the Company’s articles of association, or shareholders in general meeting, to exclude preemptive rights. At our 2022 annual general meeting, shareholders authorized the exclusion of preemptive rights for a period of 18 months for (i) the issuance of shares for cash in connection with any rights issue; and (ii) the issuance of shares for cash not to exceed 5% of our issued ordinary share capital as of March 31, 2022 (with an additional 5% provided the company uses it for an acquisition or specified capital investment). Renewal of this exclusion requires approval by Company’s shareholders, by special resolution, being a resolution passed by not less than 75% of votes cast, on or prior to expiration. Should this exclusion not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

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

Rising inflation and interest rates, turbulence in the credit markets, fluctuating commodity prices, volatile exchange rates and other challenges affecting the global economy can affect us and our customers. Instability and uncertainty in financial and commodity markets throughout the world may cause, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw material costs, geopolitical issues and failure and the potential failure of major financial institutions. Adverse events affecting the health of the economy, including recessionary conditions, sovereign debt and economic crises, refugee crises, disease pandemics, terrorism, protectionism, tariffs, and the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets. During any period of uncertainty or heightened market volatility, consumer confidence may decline which could lead to a decline in demand for our products or a shift to lower-margin products, which could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.

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

We have significant operations worldwide, including manufacturing facilities, R&D facilities, sales personnel and customer support operations. As of December 31, 2022, we operated, or others operated on our behalf, 39 manufacturing plants and one recycling facility at 33 sites around the world. Our international operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

●	new and different legal and regulatory requirements in local jurisdictions, or changes to rules and regulations with minimal advance notice;
●	uncertainties regarding interpretation and enforcement of laws and regulations;
●	variation in political and economic policy of the local governments and social conditions;
●	tariffs, export duties, or import quotas;
●	domestic and foreign customs and tariffs or other trade barriers;
●	restrictive labor and employment laws;
●	potential staffing difficulties and labor disputes;
●	managing and obtaining support and distribution for local operations;
●	increased costs of transportation or shipping;
●	credit risk and financial conditions of local customers and distributors;
●	potential difficulties in protecting intellectual property;
●	risk of nationalization of private enterprises by foreign governments;
●	potential imposition of restrictions on investments;
●	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;
●	legal restrictions on doing business in or with certain nations, certain parties and/or certain products;
●	foreign currency exchange restrictions and fluctuations; and
●	local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

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

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currency to which we are exposed is the euro, as approximately 54% of our net sales were generated in Europe in 2022. To a lesser degree, we are also exposed to other currencies, including, among others, the Chinese yuan, South Korean won, Swiss franc, and New Taiwan dollar. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, in particular the euro, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because some of our raw material costs are procured in U.S. dollars rather than on these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

We incur currency translation risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. From time to time, we enter into foreign exchange forward contracts to hedge fluctuations associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations. However, attempts to hedge against foreign currency fluctuation risk may not be able to effectively limit our exposure to intermediate or long-term movements in currency exchange rates, which could adversely impact our financial condition or results of operations. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency translation risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

The extent to which the COVID-19 pandemic will continue to impact our business, financial condition and results of operations could be material.

The COVID-19 pandemic has created significant worldwide social and economic volatility and weakened economic conditions in the countries in which we operate. While the initial impact from the pandemic to our business has stabilized, we continue to experience operational disruptions and the extent to which COVID-19 may continue to adversely impact our business, liquidity, financial condition and results of operations, depends on numerous factors including the number of new infections or new variants, or renewed travel restrictions or lockdowns. Other effects such as increased costs or disruption in the availability of raw materials and feedstocks, increased energy prices, increased freight or transportation costs, global price inflation, the health and safety of our employees, plant closures, supply chain disruption, and the impact on economic activity generally, including a global or national recession, could negatively impact our business and results of operations. Business disruptions relating to the pandemic, including the impact of new variants or an increased spread of infections could negatively impact our outlook, share price, or the economies in the countries in which we operate, which would adversely impact our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

We own and operate production units at 25 manufacturing sites and one recycling facility around the world. In addition, we source products from 7 joint venture sites. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2022:

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Dublin	Ireland	Leased	Corporate office	Not applicable
Wayne	USA (PA)	Leased	Global operating center	Not applicable
Hong Kong	Hong Kong	Leased	Regional operating center	Not applicable
Pfäffikon	Switzerland	Leased	Regional operating center	Not applicable
Midland	USA (MI)	Leased	Regional operating center	Not applicable

Production Sites
Belen	USA (NM)	Owned	PMMA Sheets	Engineered Materials
Bristol	USA (PA)	Leased	PMMA Resins	Engineered Materials
Bronderslev	Denmark	Leased	PMMA Sheets	Engineered Materials
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Owned	PMMA Sheets	Engineered Materials
Hamina	Finland	Owned	Latex	Latex Binders
Hoek	The Netherlands	Owned	Compounds and blends	Base Plastics
Hsinchu	Taiwan	Owned	TPEs, Compounds and blends	Engineered Materials, Base Plastics
Louisville	USA (KY)	Owned	PMMA Resins, PMMA Sheets	Engineered Materials
Matamoros	Mexico	Owned	PMMA Sheets	Engineered Materials
Merak++	Indonesia	Owned	Latex, Polystyrene	Latex Binders, Polystyrene
Midland*	USA (MI)	Leased	Latex, ABS, SAN	Latex Binders, Base Plastics
Mussolente	Italy	Owned	TPEs	Engineered Materials
Norrkoping	Sweden	Owned	Latex	Latex Binders
Porto Marghera	Italy	Owned	MMA	Engineered Materials
Rheinmünster*	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins, PMMA Sheets, MMA	Engineered Materials
Saint Avold	France	Owned	PMMA Sheets	Engineered Materials
Schkopau*	Germany	Leased	Polystyrene	Polystyrene
Stade*	Germany	Leased	PC	Base Plastics
Terneuzen*	The Netherlands	Leased	Compounds and blends, Latex, Styrene monomer, ABS, SAN	Latex Binders, Base Plastics, Feedstocks
Tessenderlo*	Belgium	Leased	Polystyrene	Polystyrene
Tsing Yi+	Hong Kong	Leased	Polystyrene	Polystyrene
Ulsan	Korea	Owned	Latex	Latex Binders
Utrecht **	The Netherlands	Leased	Recycling facility	Base Plastics
Zhangjiagang*	China	Leased	Latex, ABS	Latex Binders, Base Plastics

R&D Facilities
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Leased	PMMA Sheets	Engineered Materials
Hsinchu	Taiwan	Owned	Compounds and blends, TPEs	Engineered Materials
King of Prussia	USA (PA)	Leased	PMMA Resins, PMMA Sheets	Engineered Materials
Midland 1300	USA (MI)	Leased	Latex	Latex Binders
Midland 1604	USA (MI)	Leased	Compounds and blends, Latex	Base Plastics, Latex Binders, Engineered Materials
Mussolente	Italy	Owned	TPEs	Engineered Materials
Rheinmünster	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins	Engineered Materials
Shanghai	China	Leased	Latex, Compounds and blends, ABS, PC	Latex Binders, Base Plastics, Engineered Materials
Terneuzen	The Netherlands	Leased	Compounds and blends, ABS, PC	Base Plastics, Engineered Materials
Tsing Yi+	Hong Kong	Leased	ABS, PC, Compounds and blends	Base Plastics, Engineered Materials

Joint Venture
Americas Styrenics
Allyn’s Point	USA (CT)	Leased	Polystyrene	Americas Styrenics
Cartegena	Colombia	Owned	Polystyrene	Americas Styrenics
Hanging Rock	USA (OH)	Leased	Polystyrene	Americas Styrenics
Joliet	USA (IL)	Owned	Polystyrene	Americas Styrenics
Marietta	USA (OH)	Owned	Polystyrene	Americas Styrenics
St. James	USA (LA)	Owned	Styrene monomer	Americas Styrenics
Torrance	USA (CA)	Leased	Polystyrene	Americas Styrenics
*	Facility co-located with Dow (or other companies) facilities under ground lease agreements. Plant facilities are owned by the Company.
+	Facility located on property owned by the applicable government.
++	Facility located on property under certification with right to build.
**	Facility processes waste thermoplastics, such as PMMA, PC, ABS and Polystyrene, into usable raw materials for use in various end consumer applications.

We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary depending upon product mix and operating conditions.

A majority of our global production facilities are certified to ISO 9001 standards. Our manufacturing facilities have established reliability and maintenance programs and leverage production between sites to maximize efficiency.

Our plants often have similar layouts, technology and manufacturing processes, depending upon the product being manufactured. We believe this global uniformity creates a key competitive advantage for us and helps lower overall operating costs.

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

Synthos Matter

On November 21, 2022, the Company received formal notice from the German Arbitration Institute that Synthos S.A., including certain of its affiliates (collectively, “Synthos”), had initiated an arbitration dispute on October 14, 2022 against Trinseo and its following subsidiaries: Trinseo Deutschland GmbH, Trinseo Belgium BV, Trinseo Europe GmbH, and Trinseo Export GmbH, related to Synthos’ purchase of Trinseo’s Rubber Business in 2021.

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking non-monetary restitution and monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021.

The Company believes it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The principal market on which our ordinary shares is traded is the New York Stock Exchange (“NYSE”), under the ticker symbol “TSE.” As of February 14, 2023, there were two record holders of our ordinary shares, 39,127,440 ordinary shares issued, and 34,978,872 ordinary shares outstanding. We have approximately 22,764 beneficial holders who hold shares through brokerage accounts under street names.

Performance Graph

The following performance graph reflects the comparative changes in the value from December 31, 2017 through December 31, 2022, assuming an initial investment of $100 and the reinvestment of dividends or other cash distributions, if any, in (1) our ordinary shares, (2) the S&P 500 Chemicals Industry GICS Level 3 Index, and (3) the S&P SmallCap 600 Index. The share price performance shown in the graph is not necessarily indicative of future price performance.

Purchases of equity securities by the Company and affiliated purchasers

On September 2, 2022, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expires after 18 months and repurchases may be effected through open market purchases, 10b5-1 plans or by other means. All repurchases will be carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. There were no share repurchases during the three months ended December 31, 2022. There was $200.0 million remaining for share repurchases under the 2022 share repurchase authorization as of December 31, 2022.

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

2022 Highlights

For the year ended December 31, 2022, we had net loss from continuing operations of $428.0 million, inclusive of a non-cash goodwill impairment charge of $297.1 million as discussed below, and Adjusted EBITDA of $311.7 million. Our year-to-date results were significantly impacted by the challenging operating conditions experienced throughout the year, including the uncertain geopolitical situation, historically high natural gas and energy prices, continued COVID-19 lockdowns in China, and a rapid rise in interest rates in an inflationary environment. These factors constrained margins and led to weaker demand and significant customer destocking in the second half of the year, which was exacerbated by steep fluctuations in many raw material prices throughout the year, as well as extended year-end shutdowns at many customer sites. The challenging operating conditions noted above had a significant impact on the PMMA business and Aristech Surfaces, which led to lower operating results including slower growth projections as well as a prolonged drop in market capitalization. As a result, we recognized a non-cash impairment charge of $297.1 million related to these reporting unit’s goodwill balances. These impairment charges do not affect the Company’s cash position, and the Company remains encouraged about the businesses’ expected synergies and strategic value as we continue to evolve as a specialty material and sustainable solutions provider. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures.

Amid these uncertain market conditions, the Company implemented liquidity-focused actions, including reduced capital spending, operating expenses and working capital. Additionally, the Company returned significant cash to our shareholders, purchasing approximately 3.1 million ordinary shares for total value of $150.0 million and declaring quarterly dividends for an aggregate value of $1.28 per ordinary share, or $46.4 million. The Company continues to maintain a healthy balance sheet and a strong liquidity position that affords us with financial flexibility. Further, there are no maintenance covenants on our debt agreements, and no significant debt maturing until September 2024. Refer to “Capital Resources and Liquidity” for further information. Highlights for the year are described below.

Asset Restructuring Plan

In response to the challenging macroeconomic conditions noted above, during the fourth quarter of 2022, Trinseo approved an asset restructuring plan to improve its economic position and operating flexibility, and reduce its exposure to cyclical commodity markets. These actions consist of the following:

●	Closure of manufacturing operations at the styrene production facility in Boehlen, Germany. The closure is the result of an uncompetitive position in the global styrene market due to the site’s subscale size, industry capacity additions and elevated natural gas prices in Europe.
●	Closure of one polycarbonate production line in Stade, Germany due to an uncompetitive position in the global polycarbonate market. The Company will continue to produce polycarbonate for use in its downstream compounding business with the remaining assets. The line closure is expected to result in lower costs and significantly less exposure to the cyclical merchant polycarbonate market.
●	Consolidation of the PMMA sheet manufacturing site in Matamoros, Mexico into the continuous sheet manufacturing operation of Aristech Surfaces in Florence, Kentucky.
●	Capacity reduction of SB latex at the Hamina, Finland site starting mid-year 2023 due to over-capacity of SB latex in Europe.

These actions are expected to be substantially completed by the end of 2024. Total charges of $56.7 million were incurred during the year ended December 31, 2022 related to this restructuring. Refer to Note 21 in the consolidated financial statements for more information.

European Commission Request for Information

In 2018, Trinseo received a request for information from the European Commission Directorate General for Competition (the “European Commission”) related to styrene monomer commercial activity in the European Economic Area, as well as subsequent requests for information. As a result of further developments in this matter, during the first quarter of 2022, Trinseo recorded a charge of $35.6 million which is included within “Impairment and other charges” on the consolidated statements of operations. In November 2022, Trinseo reached a final settlement with the European Commission in respect of this matter of $33.8 million, adjusted for foreign exchange rates, which was subsequently paid in full in December 2022. Refer to Note 16 in the consolidated financial statements for more information.

Acquisition of Heathland

On January 3, 2022, the Company closed on the previously-announced acquisition of Heathland for an estimated purchase price of $29.3 million, including an initial cash purchase price of $22.9 million, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments. Heathland is based in Utrecht, the Netherlands, and is focused on converting post-consumer and post-industrial PMMA, PC, ABS, polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. The acquisition of Heathland is consistent with Trinseo’s strategy and enhances our footprint as a sustainable solutions provider. Refer to Note 4 in the consolidated financial statements for more information.

Process Pause for Divestiture of Styrenics Business

In November 2021, the Company announced that it had begun work to explore the divestiture of our styrenics business and subsequently launched a formal sales process in the first quarter of 2022. The scope of the potential divestiture was expected to include the Feedstocks and Polystyrene reporting segments as well as our 50% ownership of Americas Styrenics. While this process generated broad and significant interest from both strategic and financial parties, the deterioration of financing markets and the economic uncertainty created by the war in Ukraine, particularly in European energy markets, has impeded the Company’s ability to obtain full value for the styrenics business. As a result, the Company announced in July 2022 that it decided to pause the sale process.

This pause does not change the Company’s transformation strategy of becoming a higher growth, higher margin, and less volatile specialty material and sustainable solutions provider. The Company intends to reevaluate a potential sale of the styrenics business when macroeconomic conditions improve.

Results of Operations

Results of Operations for the Years Ended December 31, 2022, 2021, and 2020

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated. Refer to the Company’s Form 10-K filed on February 23, 2022 for explanations of our results of operations for 2021 in comparison to 2020.

	Year Ended
	December 31,
(in millions)	2022	%	2021	%	2020	%
Net sales	$4,965.5	100%	$4,827.5	100%	$2,744.6	100%
Cost of sales	4,693.2	95%	4,128.6	86%	2,423.5	88%
Gross profit	272.3	5%	698.9	14%	321.1	12%
Selling, general and administrative expenses	398.8	8%	323.4	7%	227.5	8%
Equity in earnings of unconsolidated affiliates	102.2	2%	92.7	2%	67.0	2%
Impairment and other charges	339.6	7%	6.8	—%	11.0	—%
Operating income (loss)	(363.9)	(8)%	461.4	9%	149.6	6%
Interest expense, net	112.9	2%	79.4	2%	43.6	2%
Acquisition purchase price hedge loss (gain)	—	—%	22.0	—%	(7.3)	—%
Other expense (income), net	(7.2)	—%	9.5	—%	7.9	—%
Income (loss) from continuing operations before income taxes	(469.6)	(10)%	350.5	7%	105.4	4%
Provision for (benefit from) income taxes	(41.6)	(1)%	70.9	1%	42.7	2%
Net income (loss) from continuing operations	$(428.0)	(9)%	$279.6	6%	$62.7	2%
Net income (loss) from discontinued operations, net of income taxes	(2.9)	—%	160.4	3%	(54.8)	(2)%
Net income (loss)	$(430.9)	(9)%	$440.0	9%	$7.9	—%

2022 vs. 2021

Net Sales

Of the 3% increase in net sales, 11% was due to higher selling prices resulting mainly from the pass through of higher raw material costs. An additional 8% increase was due to the contribution from our acquisitions in 2021, including the PMMA Acquisition, which closed on May 3, 2021 and the Aristech Surfaces Acquisition, which closed on September 1, 2021. These increases were partially offset by a 13% decrease due to lower volumes across all segments caused by continued customer destocking exacerbated by extended year-end shutdowns at many customer sites, COVID-19 impacts in China, and underlying demand weakness stemming from an uncertain economic and geopolitical macroenvironment.

Cost of Sales

The 14% increase in cost of sales reflects a 13% increase in raw material costs, an 8% increase related to our acquisitions, and a 3% increase from higher utility costs. Partially offsetting these increases was a decrease of 10% due to lower volumes.

Gross Profit

The decrease in gross profit of 61% was primarily attributable to lower margins compared to the very high levels observed in 2021 in Feedstocks, Base Plastics, and Polystyrene, as well as lower sales volume, and higher raw material and utility costs as described above. These impacts were partially offset by additional gross profit from the 2021 acquisitions. See the segment discussion below for further information.

Selling, General and Administrative Expenses

The $75.4 million, or 23%, increase in SG&A was primarily due to an increase of $47.9 million in costs associated with the Company’s strategic initiatives, and a $47.0 million increase in restructuring costs, driven by the asset restructuring plan approved in the fourth quarter of 2022. Also contributing was a $6.0 million increase in employee compensation, partially driven by a full year of additional personnel from the 2021 acquisitions, and a $5.3 million increase in bad debt expense. Offsetting these costs was a decrease of $46.9 million related to acquisition transaction and integration costs incurred, primarily in connection with the PMMA Acquisition in 2021.

Equity in Earnings of Unconsolidated Affiliates

The increase in equity earnings of $9.5 million was due to higher equity earnings from Americas Styrenics due mainly to higher styrene profitability, which was partially offset by lower sales volume that resulted from styrene production outages and a weaker demand environment including limited export opportunities.

Impairment and other charges

During the year ended December 31, 2022, the Company recorded a non-cash, goodwill impairment charge of $297.1 million related to the PMMA business and Aristech Surfaces reporting units, as described within Note 10 in the consolidated financial statements. Additionally, the Company recorded a charge of $36.2 million related to the European Commission request for information, as described within Note 16 in the consolidated financial statements. The Company also recorded impairment charges of $6.3 million and $6.8 million related to the Boehlen styrene monomer assets during the years ended December 31, 2022 and 2021, respectively, as described within Note 14 in the consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $33.5 million, or 42%, was primarily attributable to the impact of the increase in the London Interbank Offered Rate year-over-year on our variable rate debt. Also contributing to the increase was the Company’s issuance of the 2029 Senior Notes, which were not issued until late in the first quarter of 2021 and the 2028 Term Loan B, issued in the second quarter of 2021. Refer to Note 12 in the consolidated financial statements for further information.

Acquisition purchase price hedge loss (gain)

During the year ended December 31, 2021, the Company recorded an acquisition purchase price hedge loss of $22.0 million due to the change in fair value of the Company’s forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business.

Other Expense (Income), Net

Other income, net for the year ended December 31, 2022 was $7.2 million. Other income, net was comprised of foreign exchange transaction gains of $8.0 million, which included $41.0 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, more than offset by $49.0 million of gains from our foreign exchange forward contracts.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was ($41.6) million and $70.9 million for the years ended December 31, 2022 and 2021, respectively, which resulted in an effective tax rate of 9% and 20%, respectively. The decrease in provision for income taxes was primarily driven by the $820.1 million decrease in income from continuing operations before income taxes, in addition to a release of a valuation allowance of $8.5 million in 2022, as a result of improvements in business operations and projected future results of the Company’s Luxembourg subsidiary. Offsetting this decrease was the revaluation of the Company’s net deferred tax assets in Switzerland which resulted in a one-time deferred tax expense of $15.3 million.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of income taxes during the years ended December 31, 2022 and 2021 was ($2.9) million and $160.4 million, respectively, and was related to the results of our Rubber Business, including the divestiture of the business on December 1, 2021. This sale resulted in the recognition of an after-tax gain of $117.8 million, which is reflected in the results for the year ended December 31, 2021. Refer to Note 5 in the consolidated financial statements for further information.

Selected Segment Information

The Company’s reportable segments are as follows: Engineered Materials, Latex Binders, Base Plastics, Polystyrene, Feedstocks, and Americas Styrenics. Refer to Item 1—Business for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections present net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the years ended December 31, 2022, 2021, and 2020. Inter-segment sales have been eliminated. Refer to Note 20 in the consolidated financial statements for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Refer to the Company’s Form 10-K filed on February 23, 2022 for explanations of our segment results for 2021 in comparison to 2020.

Engineered Materials Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$1,044.4	$755.0	$194.9	38%	287%
Adjusted EBITDA	$71.6	$94.8	$34.6	(24)%	174%
Adjusted EBITDA margin	7%	13%	18%

2022 vs. 2021

The 38% increase in net sales was primarily attributable to the contribution from the PMMA business and the Aristech Surfaces acquisitions, which led to a 47% increase year-over-year. In addition, sales price, primarily from the pass through of higher raw materials and energy costs, increased net sales by 9%. These increases were partially offset by a decrease of 17% from lower sales volumes, as demand declined from very high levels in the prior year due to weak underlying demand and customer destocking in the second half of the year, as well as COVID-19 lockdowns in China and geopolitical uncertainty in Europe in the year. In addition, particularly in the fourth quarter of 2022, volume was pressured as elevated natural gas prices in Europe and low demand in China created a temporary arbitrage window for lower-cost products from Asia to be more heavily imported into Europe. This predominantly impacted the non-formulated products in the portfolio including MMA and PMMA sheets.

Adjusted EBITDA decreased $23.2 million, or 24%, year-over-year. Lower margins contributed a $42.9 million, or 45%, decrease due to lower demand and higher supply including impacts from an increase of lower-cost products imported from Asia into Europe. Margins were also pressured by elevated natural gas prices in Europe, including a $10.0 million unfavorable impact from natural gas hedges, and one-time charges related to raw material contract obligations and write downs for slow-moving inventory. In addition, lower sales volumes as described above contributed to a $24.2 million, or 26% decrease, and higher fixed costs attributed to a $9.7 million, or 10%, decrease. These decreases were partially offset by the recent acquisitions of the PMMA business and Aristech Surfaces which contributed to a $52.3 million, or 55%, increase from the prior year.

Latex Binders Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$1,256.5	$1,183.4	$767.1	6%	54%
Adjusted EBITDA	$110.8	$106.5	$76.6	4%	39%
Adjusted EBITDA margin	9%	9%	10%

2022 vs. 2021

The 6% increase in net sales was primarily due to a 16% increase in pricing from the pass through of raw material costs, which more than offset a 4% decrease due to foreign exchange rate impacts and a 6% decrease due to lower sales volumes across most applications from customer destocking and impacts from geopolitical uncertainty.

The $4.3 million, or 4%, increase in Adjusted EBITDA was primarily due to an increase of $31.2 million, or 29%, attributable to higher margins which was a result of favorable net timing and pricing actions. This increase was largely offset by a $17.0 million, or 16%, decrease from lower sales volumes and an $8.8 million, or 8%, decrease due to foreign exchange rate impacts. Higher fixed costs contributed to a $3.4 million, or 3%, decrease year-over-year.

Base Plastics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$1,323.0	$1,497.9	$918.2	(12)%	63%
Adjusted EBITDA	$91.0	$314.2	$106.0	(71)%	196%
Adjusted EBITDA margin	7%	21%	12%

2022 vs. 2021

Of the 12% decrease in net sales, 18% was due to lower sales volume, mainly in building & construction, industrial and consumer durables applications, including impacts from customer destocking and a weaker macroeconomic environment. Also contributing to the overall decrease was unfavorable foreign exchange rate impacts of 4%. These decreases were slightly offset by a 10% increase from higher pricing due to the pass through of raw material cost.

The $223.2 million, or 71%, decrease in Adjusted EBITDA was primarily due to lower margins of $104.3 million, or 33%, as weak demand pressured margins in polycarbonate and ABS products and led to lower sales volume of $92.2 million, or 29%. Also contributing to the decrease was unfavorable foreign exchange rate impacts of $10.2 million, or 3%, and a decrease of $17.7 million, or 6%, due to higher fixed costs resulting from lower fixed cost absorption.

Polystyrene Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$1,093.1	$1,118.8	$698.9	(2)%	60%
Adjusted EBITDA	$99.3	$183.1	$79.4	(46)%	131%
Adjusted EBITDA margin	9%	16%	11%

2022 vs. 2021

Net sales decreased by 2% year-over-year. Lower sales volumes, including customer destocking amid falling raw material prices, led to an 8% decrease in net sales from prior year. The decrease was offset by a 5% increase from higher pricing, primarily from the pass through of higher styrene costs year-over-year.

The $83.8 million, or 46%, decrease in Adjusted EBITDA was due to a decrease of $70.3 million, or 38%, from lower margins and a decrease of $20.4 million, or 11%, was due to lower volumes. Weaker demand in appliance and building & construction applications, as well as new supply in China, contracted margins and led to lower volumes. Slightly offsetting these decreases was an increase of $7.3 million, or 4%, due to foreign exchange rate impacts.

Feedstocks Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$248.5	$272.4	$165.5	(9)%	65%
Adjusted EBITDA	$(75.2)	$33.7	$3.2	(323)%	953%
Adjusted EBITDA margin	(30)%	12%	2%

2022 vs. 2021

Net sales decreased 9% year-over-year. Lower styrene-related sales volume resulted in a 28% decrease which was partially offset by a 19% increase due to higher styrene prices.

The decrease of $108.9 million, or 323%, in Adjusted EBITDA was primarily attributed to a $133.3 million, or 395%, decrease due to lower styrene margins including impacts from higher utility costs caused by a rise in natural gas prices in Europe and weaker demand. Slightly offsetting this decrease was an increase of $23.8 million, or 71%, due to foreign exchange rate impacts.

Americas Styrenics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Adjusted EBITDA*	$102.2	$92.7	$67.0	10%	38%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

2022 vs. 2021

The increase in Adjusted EBITDA was due to higher margins, including a stronger styrene spot market, which were partially offset by lower volumes.

Outlook

While operating conditions in the beginning of 2023 are expected to be largely similar to 2022, we expect sequential first quarter earnings improvement as headwinds from the second half of 2022, such as negative net timing impacts, are not expected to repeat, and as the benefit of our restructuring actions takes effect. We expect earnings improvement as the year progresses due to the end of customer destocking and improvement in customer order patterns. Earnings in 2023 are also expected to benefit from recovery demand in China, coupled with moderated energy prices in Europe, which should limit arbitrage opportunities for lower-cost standard grade products to enter Europe from Asia.

Through this market volatility and uncertainty, the Company has continued to maintain a healthy financial position with access to capital resources and liquidity to manage the anticipated impact of the challenging macroeconomic environment on our business operations for the foreseeable future. Our balance sheet and liquidity position will enable us to make further progress on our growth platforms, even under a reduced capital expenditure plan, while providing shareholder return.

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

Adjusted EBITDA is calculated as follows for the years ended December 31, 2022, 2021, and 2020. For discussion related to 2020 activity, refer to the Company’s Form 10-K filed on February 23, 2022.

	Year Ended
	December 31,
(in millions)	2022	2021	2020
Net income (loss)	$(430.9)	$440.0	$7.9
Net income (loss) from discontinued operations	(2.9)	160.4	(54.8)
Net income (loss) from continuing operations	(428.0)	279.6	62.7
Interest expense, net	112.9	79.4	43.6
Provision for (benefit from) income taxes	(41.6)	70.9	42.7
Depreciation and amortization	236.9	167.5	92.6
EBITDA(a)	$(119.8)	$597.4	$241.6
Net gain on disposition of businesses and assets	(1.8)	(0.6)	(0.4)
Restructuring and other charges(b)	15.9	9.0	5.6
Acquisition transaction and integration net costs (c)	6.6	75.3	9.1
Acquisition purchase price hedge (gain) loss (d)	—	22.0	(7.3)
Asset impairment charges or write-offs(e)	6.3	6.8	11.0
European Commission request for information(f)	36.2	—	—
Goodwill impairment charges(g)	297.1	—	—
Other items(h)	71.2	19.5	25.5
Adjusted EBITDA	$311.7	$729.4	$285.1
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Restructuring and other charges for the years ended December 31, 2022 and 2021 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 21 in the consolidated financial statements for further information regarding restructuring activities.

Note that the accelerated depreciation charges incurred as part of both the Company’s asset restructuring plan and corporate restructuring program are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption.

(c)	Acquisition transaction and integration net costs for the years ended December 31, 2022 and 2021 relate to expenses incurred for the PMMA Acquisition and the Aristech Surfaces Acquisition.
(d)	The acquisition purchase price hedge loss for the year ended December 31, 2021 relates to the change in fair value of the Company’s forward currency hedge arrangement that economically hedged the euro-denominated purchase price of the PMMA business. Refer to Note 13 in the consolidated financial statements for further information.
(e)	Asset impairment charges or write-offs for the years ended December 31, 2022 and 2021 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany. Refer to Note 14 in the consolidated financial statements for further information.
(f)	Amount for the year ended December 31, 2022 relates to the liability recorded in connection with the European Commission request for information, as described in Note 16 in the consolidated financial statements.
(g)	Amount for the year ended December 31, 2022 relates to the goodwill impairment of the PMMA business and Aristech Surfaces reporting units. Refer to Note 10 in the consolidated financial statements for further information.

(h)	Other items for the years ended December 31, 2022 and 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including our ERP upgrade project.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2022, 2021, and 2020. We have derived the summarized cash flow information from our audited financial statements. Refer to the Company’s Form 10-K filed on February 23, 2022 for discussion related to 2020.

	Year Ended
	December 31,
(in millions)	2022	2021	2020
Net cash provided by (used in):
Operating activities - continuing operations	$46.4	$456.0	$216.8
Operating activities - discontinued operations	(2.9)	(3.3)	38.6
Operating activities	43.5	452.7	255.4
Investing activities - continuing operations	(163.2)	(1,936.2)	(3.0)
Investing activities - discontinued operations	(0.8)	396.5	(21.2)
Investing activities	(164.0)	(1,539.7)	(24.2)
Financing activities	(233.7)	1,075.7	(104.3)
Effect of exchange rates on cash	(7.1)	(4.4)	4.4
Net change in cash, cash equivalents, and restricted cash	$(361.3)	$(15.7)	$131.3

Operating Activities

Net cash provided by operating activities from continuing operations during the year ended December 31, 2022 totaled $46.4 million, inclusive of dividends received from Americas Styrenics of $95.0 million. Although operating results were challenged by macroeconomic conditions resulting in reduced customer demand, higher raw material and utility costs and negative earnings, there was a slight working capital build during the year. The rapid and significant increase in raw material prices, along with the historically high energy prices led to a significant working capital build in the first half of 2022. This build was largely offset with the working capital release in the second half of the year, primarily attributable to a steep decline in many raw material prices from the historically high prices seen in the second quarter, inventory control actions, and sequentially lower sales. Operating activities also included a one-time payment of $33.8 million related to the settlement of the European Commission request for information as described in Note 16 in the consolidated financial statements. Further, there was an increase in interest payments driven by the 2029 Senior Notes and the 2028 Term Loan B, both of which were outstanding for the full year, as well as the impact of the rising interest rates on our variable rate debt. Tax payments also increased, driven by higher earnings before income taxes in the prior year. Net cash used in operating activities from discontinued operations during the year ended December 31, 2022 totaled $2.9 million.

Net cash provided by operating activities from continuing operations during the year ended December 31, 2021 totaled $456.0 million, driven by strong earnings, and inclusive of dividends received from Americas Styrenics of $85.0 million. Partially offsetting these factors was a $23.0 million reduction in operating cash from a net working capital use during the period, primarily attributable to increases in raw material costs. Net cash used in operating activities from discontinued operations during the year ended December 31, 2021 totaled $3.3 million, and was related to the operations of our Rubber Business, which was sold during the period.

Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2022 totaled $163.2 million, which was primarily attributable to net cash paid for asset or business acquisitions of $22.2 million (see Note 4 in the consolidated financial statements), and capital expenditures of $148.2 million, including cash spent for our ongoing enterprise resource planning system upgrade. Net cash used in investing activities from discontinued operations during the year ended December 31, 2022 totaled $0.8 million.

Capital expenditures for 2023 are expected to be approximately $100.0 million, inclusive of spending for both compliance and maintenance costs, and growth initiatives, including material substitution applications as well as products containing recycled or bio-based materials.

Net cash used in investing activities from continuing operations during the year ended December 31, 2021 totaled $1,936.2 million, which was primarily attributable to net cash paid for asset or business acquisitions of $1,804.0 million (see Note 4), capital expenditures of $117.7 million, and payments for the settlement of hedging instruments of $14.7 million (related to the acquisition purchase price hedge – see Note 13). Net cash provided by investing activities from discontinued operations during the year ended December 31, 2021 totaled $396.5 million, which was primarily attributable to cash received from the sale of the Rubber Business.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2022 totaled $233.7 million. This activity was primarily due to $151.9 million of payments related to the repurchase of ordinary shares, $47.5 million of dividend payments, and $17.5 million of net repayments of short-term borrowings. In addition, there was $16.6 million of repurchases and repayments long-term debt during the period, primarily related to our 2024 Term Loan B and 2028 Term Loan B obligations.

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

	Year Ended
	December 31,
(in millions)	2022	2021	2020
Cash provided by operating activities	$43.5	$452.7	$255.4
Capital expenditures	(149.0)	(123.5)	(82.3)
Free Cash Flow	$(105.5)	$329.2	$173.1

Refer to the discussion above for significant impacts to cash provided by operating activities for the years ended December 31, 2022 and 2021. Refer to the Company’s Form 10-K filed on February 23, 2022 for discussion related to 2020.

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

As of December 31, 2022 and 2021, we had $2,353.7 million and $2,368.8 million, respectively, in outstanding indebtedness and $701.3 million and $1,064.1 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of December 31, 2022 and 2021, we had $168.7 million and $560.6 million, respectively, of foreign cash and cash equivalents on our consolidated balance sheets, outside of our country of domicile, which was Ireland as of December 31, 2022 and 2021, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries. For a detailed description of the Company’s debt structure, borrowing rates, and expected future payment obligations, refer to Note 12 in the consolidated financial statements.

The following table outlines our outstanding indebtedness as of December 31, 2022 and 2021 and the associated interest expense, including amortization of deferred financing fees and issuance discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments.

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2022			December 31, 2021
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$663.4	3.9%	$29.1	$670.4	2.1%	$20.6
2028 Term Loan B	735.9	4.2%	34.7	742.8	2.6%	15.2
2026 Revolving Facility	—	—%	1.8	—	—%	2.1
2029 Senior Notes	447.0	5.1%	24.8	450.0	5.1%	19.0
2025 Senior Notes	500.0	5.4%	25.8	500.0	5.4%	20.7
Accounts Receivable Securitization Facility	—	—%	1.4	—	2.0%	1.8
Other indebtedness*	7.4	5.1%	0.1	5.6	2.2%	—
Total	$2,353.7		$117.7	$2,368.8		$79.4

*For the year ended December 31, 2021, interest expense on “Other indebtedness” totaled less than $0.1 million.

Our Senior Credit Facility includes the 2026 Revolving Facility, which matures in May 2026 and has a borrowing capacity of $375.0 million. The 2026 Revolving Facility contains a springing covenant which applies when 30% or more is drawn from the facility and would require the Company to meet a first lien net leverage ratio not to exceed 3.50x at the end of each financial quarter. As of December 31, 2022 the first lien net leverage ratio (as defined in our secured credit agreement) was 3.20x. As of December 31, 2022, the Company had $354.7 million of funds available for borrowing (net of $20.3 million outstanding letters of credit) under the 2026 Revolving Facility. Further, as of December 31, 2022, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), and our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), each of which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2024 Term Loan B is London Interbank Offered Rate (“LIBOR”) plus 2.00% (subject to a 0.00% LIBOR floor). The stated interest rate on our 2028 Term Loan B is LIBOR plus 2.50% (subject to a 0.00% LIBOR floor). The Company made net principal payments of $7.0 million on the 2024 Term Loan B and net principal payments of $7.5 million on the 2028 Term Loan B during the year ended December 31, 2022, with an additional $14.5 million of scheduled future payments classified within current debt on the Company’s consolidated balance sheet as of December 31, 2022 related to both the 2024 Term Loan B and 2028 Term Loan B.

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

Our 2029 Senior Notes (with original principal of $500.0 million), as issued under the indenture executed in 2021, include $447.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2021. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to Note 12 in the consolidated financial statements for further information.

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in November 2024 and has an outstanding borrowing capacity of $150.0 million. As of December 31, 2022, there were no amounts outstanding under this facility and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 12 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the year ended December 31, 2022, the Company declared total dividends of $1.28 per ordinary share, or $46.4 million, of which $12.5 million, inclusive of dividend equivalents, remains accrued as of December 31, 2022 and the majority of which was paid in January 2023. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

The Company’s cash flow generation in recent years has been strong. Despite the challenging and uncertain market conditions we experienced in 2022, the Company generated positive cash flows from operating activities for the year ended December 31, 2022. Due to the expectation that operating conditions in the beginning of 2023 will be largely similar to 2022, the Company may exceed the first lien net leverage ratio in the first half of 2023, which would limit the availability of the 2026 Revolving Facility to 30% of the total capacity. However, we believe funds provided by operations, our existing cash and cash equivalent balances of $211.7 million, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility totaling a minimum of $252.2 million, which reflects the potential borrowing limit imposed by the aforementioned springing covenant, will be adequate to meet all necessary operating and capital expenditures for at least the next 12 months under current operating conditions, while continuing to invest in our growth and sustainability objectives.

Further, we also believe that our financial resources will allow us to manage the anticipated impact of this challenging macroeconomic environment on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Item 1A – Risk Factors. As of December 31, 2022, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to Note 12 in the consolidated financial statements for further information on the details of the covenant requirements.

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

The Company has both fixed and variable-rate long-term debt arrangements, which have varying principal and interest payment requirements over their contractual terms. Refer to the table and section above as well as to Note 12 in the consolidated financial statements for more information on our debt arrangements. Additionally, refer to Item 7A—Quantitative and Qualitative Disclosures about Market Risk for discussion of our interest rate and foreign currency risks related to our debt and debt-related hedging arrangements.

The Company has certain raw material purchase contracts where we are required to purchase certain minimum volumes at the then prevailing market prices. During the year ended December 31, 2022, the Company recorded a one-time charge within “Cost of sales” in the consolidated statement of operations of approximately $18.1 million related to estimated raw material purchase contract obligations. As of December 31, 2022, the Company had $1,349.5 million of raw material purchase obligations, of which $478.6 million is due within the next twelve months. These commitments have remaining terms ranging from one to four years. Refer to Note 16 in the consolidated financial statements for more information on raw material purchase commitments. Additionally, refer to Item 1 – Business – Sources and Availability of Raw Materials for further description of the sources of our key raw materials.

The Company has various pension and other postretirement plans. The Company is required to make minimum contributions to certain of our funded pension plans and is also obligated to make benefit payments to employees for the unfunded pension plans and other postretirement plans. As of December 31, 2022, the Company’s estimated future benefit payments through 2032, reflecting expected future service, as appropriate, was $132.9 million, of which $10.0 million is due within the next twelve months. Refer to the section of our Critical Accounting Policies and Estimates entitled “Pension Plans and Postretirement Benefits” for more information on the factors impacting our pension and postretirement costs. Additionally, refer to Note 17 in the consolidated financial statements for more details on these employee benefit plans and the future payments expected to be made for them through 2032.

The Company has operating and finance leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company’s leases have remaining terms of four months through thirteen years. As of December 31, 2022, the Company’s estimated minimum commitments related to our finance and operating lease obligations was $96.3 million, of which $19.9 million is due within the next twelve months. Refer to Note 24 in the consolidated financial statements for further information on our lease portfolio and future lease obligations.

As described in Item 1— Business— Our Relationship with Dow, the Company is party to SAR SSAs with Dow, which are agreements under which Dow provides certain site services to the Company at Dow-owned locations. Based on our current year known costs and assuming that we continue with the SAR SSAs with similar annualized costs going forward, we estimate our contractual obligations under these agreements to be approximately $192.3 million annually for

2023 through 2027, and a total of $2,158.9 million thereafter through June 2039. Refer to the aforementioned section of Item 1 for more information regarding these agreements, including details regarding the rights of the Company and Dow to terminate said agreements.

Derivative Instruments

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk, and commodity price risk. To manage this risk, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swap agreements. A summary of these derivative financial instrument programs is described below; however, refer to Note 13 of the consolidated financial statements for further information. The Company does not hold or enter into financial instruments for trading or speculative purposes.

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

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps agreements or option contracts. Under these derivative contracts, the Company is effectively converting a portion of our natural gas costs into a fixed rate obligation to mitigate the risk of price fluctuations associated with the underlying commodity purchases. Certain of these commodity swaps are designated as cash flow hedges (“commodity cash flow hedges”), and the remaining commodity swaps are not designated for hedge accounting treatment (“commodity economic hedges”).

Interest Rate Swaps

The Company enters into interest rate swap agreements to manage our exposure to variability in interest payments associated with the Company’s variable rate debt. Under these interest rate swap agreements, which are designated as cash flow hedges, the Company is effectively converting a portion of our variable rate borrowings into a fixed rate obligation to mitigate the risk of variability in interest rates. The Company does not have any outstanding interest rate swap agreements as of December 31, 2022.

Net Investment Hedge

The Company had certain fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on our 2025 Senior Notes for euro-denominated payments, which were designated as a hedge of the Company’s net investment in certain European subsidiaries under the spot method through the original CCS agreement entered into on September 1, 2017 (“2017 CCS”). As such, changes in the fair value of the 2017 CCS that were included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within accumulated other comprehensive income or loss (“AOCI”), and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. Additionally, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. The Company elected to amortize the initial excluded component value as a reduction of “Interest expense, net” in the consolidated statements of operations using the straight-line method over the remaining term of the 2017 CCS. Additionally, the Company recognizes the accrual of periodic USD and euro-denominated interest receipts and payments under the terms of CCS arrangements, including the 2017 CCS, within “Interest expense, net” in the consolidated statements of operations.

On February 26, 2020, the Company settled our 2017 CCS and replaced it with a new CCS arrangement (the “2020 CCS”) that carried substantially the same terms as the 2017 CCS and also is designated as a net investment hedge under the spot method. Upon settlement of the 2017 CCS, the Company realized net cash proceeds of $51.6 million. The remaining $13.8 million unamortized balance of the initial excluded component related to the 2017 CCS at the time of settlement is no longer being amortized following the settlement and will remain in AOCI until either the sale or substantially complete liquidation of the relevant subsidiaries. On April 7, 2022, the Company settled its existing 2020 CCS, which was set to mature in November 2022. Upon settlement of the 2020 CCS, the Company realized net cash proceeds of $1.9 million.

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

During the year ended December 31, 2022, the Company completed the Heathland Acquisition, which closed on January 3, 2022. Refer to Note 4 in the consolidated financial statements for further information on this transaction.

Asset Impairments

As of December 31, 2022, net property, plant and equipment, net identifiable finite-lived intangible assets, and goodwill totaled $691.1 million, $772.0 million, and $410.4 million, respectively. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

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

In connection with our strategy to focus efforts and increase investments in certain product offerings serving specific applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of our styrene monomer assets in Boehlen, Germany. The Company’s assessments of these long-lived asset groups for impairment indicated that the carrying values of the asset groups at each location were not recoverable when compared to the expected undiscounted future cash flows from the operation and potential disposition of these assets. The fair value of the depreciable assets at each location was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. Based on the Company’s assessments, for the year ended December 31, 2022, we recorded impairment charges on the Boehlen styrene monomer assets of $6.3 million, which include charges recorded subsequent to March 2020 related to capital expenditures at the facility that we determined to be impaired. The amounts are included within “Impairment and other charges” in the consolidated statements of operations and are all allocated to the Feedstocks segment. Refer to Note 14 for more information.

Through December 31, 2022, we have continued to assess the recoverability of certain assets, and concluded there are no additional significant events or circumstances identified by management that would indicate these assets are not recoverable. However, the current environment is subject to changing market conditions and requires significant management judgment to identify the potential impact to our assessment. If we are not able to achieve certain actions or our future operating results do not meet our expectations, it is possible that impairment charges may need to be recorded on one or more of our operating facilities.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. The Company had no assets classified as held-for-sale as of December 31, 2022.

As noted above, our goodwill impairment testing is performed annually as of October 1 at a reporting unit level. We perform more frequent impairment tests when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below the carrying value.

A goodwill impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification 350. Otherwise, the estimated fair value of a reporting unit is primarily determined using an income approach (under the discounted cash flow method). Key assumptions and estimates used in the goodwill impairment testing include projections of revenues and EBITDA, the estimated weighted average cost of capital (“WACC”), and a projected long-term growth rate, all of which are based on data available at the time of the testing. The WACC is calculated incorporating weighted average returns on debt and equity from similar market participants, and therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value.

As a result of the goodwill impairment testing performed in the fourth quarter of 2022, the PMMA business and Aristech Surfaces carrying value of their net assets exceeded fair value, resulting in an impairment. All other reporting units had fair values that exceeded the carrying value of their net assets, indicating that no impairment of goodwill is warranted. These reporting units, which are included in the Engineered Materials operating segment, were acquired in 2021 as described in Note 4 in the consolidated financial statements. The impairment charges were attributed to the continuation of the challenging macroeconomic environment experienced in 2022, including significantly lower demand for building & construction and wellness applications, which led to lower operating results including slower growth projections, and a prolonged drop in market capitalization, as well as an increase in the WACC. The Company reduced the carrying value of the PMMA business and Aristech Surfaces reporting units through the recognition of a $226.6 million and $70.5 million non-cash goodwill impairment loss, respectively. These losses are recorded within “Impairment and other charges” on the consolidated statement of operations and are allocated to the Engineered Materials segment.

As of December 31, 2022, the remaining $410.4 million in total goodwill is allocated to the reportable segments as follows: $348.9 million to Engineered Materials, $14.8 million to Latex Binders, $42.5 million to Base Plastics, and $4.2 million to Polystyrene, with no amounts allocated to the Feedstocks or Americas Styrenics segments.

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

Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Ireland. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated as of December 31, 2022. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

As of December 31, 2022, we had deferred tax assets of $163.6 million, after valuation allowances of $118.4 million. In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

Swiss federal and cantonal tax reform was enacted on August 6, 2019 and October 25, 2019, respectively, and includes measures such as, the elimination of certain preferential tax regimes and implementation of new tax rates at both the federal and cantonal levels. It also includes transitional relief measures which may provide for future tax deductions. The Company believes it is more likely than not that a portion of this deferred tax benefit recorded as a result of these cantonal tax law changes will not be realized during the utilization period provided by the legislation, spanning 2023 through 2029. This is based on the Company’s estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, implications of COVID-19, recent acquisitions and divestitures, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period. During the second quarter of 2022, Trinseo revalued its deferred tax assets in Switzerland, as well as adjusted the related valuation allowance. Trinseo reduced the deferred tax asset by $19.7 million and released a corresponding valuation allowance of $4.4 million. As of December 31, 2022, due to foreign exchange translation, the total valuation allowance recorded was $20.1 million.

As of December 31, 2022, we had deferred tax assets for tax loss carryforward of approximately $560.5 million, $21.6 million of which is subject to expiration in the years between 2023 and 2028. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

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

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans		Benefit Plans
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Pension and other postretirement plan obligations:
Discount rate for projected benefit obligation / accumulated postretirement benefit obligation	3.51%	1.10%	5.53%	2.92%	6.01%	2.90%
Net periodic benefit costs:
Discount rate for service cost	1.20%	0.78%	3.00%	3.20%	2.99%	3.32%
Discount rate for interest cost	0.93%	0.57%	2.44%	2.37%	2.42%	2.34%
Expected long-term rate of return on plan assets	0.84%	0.66%	5.40%	5.89%	N/A	N/A

Holding all other factors constant, a 0.25% increase (decrease) in the discount rate used to determine net periodic benefit cost would decrease (increase) 2023 pension expense for our non-U.S. plans by approximately $1.1 million and $(1.3) million, respectively. Holding all other factors constant, a 0.25% increase (decrease) in the long-term rate of return on assets used to determine net periodic benefit cost for our non-U.S. plans would decrease (increase) 2023 pension expense by approximately $0.1 million and $(0.1) million, respectively. Holding all other factors constant, a 0.25% increase or decrease in the discount rate, or the long-term rate of return on assets, used to determine net periodic benefit cost for our U.S. plans would change our 2023 pension expense by less than $0.1 million.

Plan assets totaled $99.5 million and $157.1 million as of December 31, 2022 and 2021. As noted above, plan assets are invested primarily in insurance contracts that provide for guaranteed returns. Investments in the pension plan insurance contracts are valued utilizing unobservable inputs, which are contractually determined based on returns, fees, and the present value of the future cash flows, or cash surrender values, of the contracts, and are classified as Level 3 investments. The Company presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

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

The Company’s 2028 Term Loan B bears an interest rate of LIBOR plus 2.50% (subject to a 0.00% LIBOR floor) and is not party to an interest rate swap agreement. The Company’s 2024 Term Loan B bears an interest rate of LIBOR plus 2.00% (subject to a 0.00% LIBOR floor) as of December 31, 2022. In order to reduce the variability in interest payments associated with our variable rate debt, the Company entered into an interest rate swap agreement on our 2024 Term Loan B that converts a portion of this variable rate borrowing into a fixed rate obligation. This interest rate swap agreement was designated as a cash flow hedge, and as such, the contract is marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to interest expense in the period during which the transaction effects earnings or it becomes probable that the forecasted transaction will not occur. The interest rate swap agreement matured in September 2022, and the Company has no remaining open interest rate swap agreements as of December 31, 2022, and as such, the Company is exposed to rising interest rate risk.

Based on weighted average outstanding borrowings under the 2028 Term Loan B and 2024 Term Loan B for the year ended December 31, 2022, an increase in 100 basis points in LIBOR would have resulted in approximately $14.7 million of additional interest expense for the period, inclusive of the impact of the interest rate swap agreements discussed above.

Loans under the 2026 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBOR loans, which bear interest at a rate per annum equal to LIBOR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement). As of December 31, 2022, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum. As of and for the year ended December 31, 2022, we had no variable rate debt issued under our 2026 Revolving Facility.

Our Accounts Receivable Securitization Facility is subject to interest charges on both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the facility. As of December 31, 2022, the Accounts Receivable Securitization Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates which vary by month and by currency, as outstanding balances can be denominated in euros and U.S. dollars, as well as fixed charges of 0.80% on available, but undrawn commitments. As of and throughout the year ended December 31, 2022, we had no variable debt issued under our Accounts Receivable Securitization Facility, and as such, we incurred no variable rate interest related to this facility during the period.

Foreign Currency Risks

The Company’s ongoing business operations expose us to foreign currency risks, including fluctuating foreign exchange rates. Our primary foreign currency exposure is the euro-to-U.S. dollar exchange rate, noting that approximately 54% of our net sales were generated in Europe for the year ended December 31, 2022. To a lesser degree, we are also exposed to the exchange rates between the U.S. dollar and other currencies, including, among others, the

Chinese yuan, South Korean won, Swiss franc, and New Taiwan dollar. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.

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

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of our subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rate. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2022, the Company does not have any outstanding forward contracts for the purposes of hedging its exposure to the euro. The Company continues to monitor prevailing rate forecasts and its euro-denominated exposure to determine when to enter into these forward contracts under favorable conditions. A 1% change in the euro will impact our annual profitability by approximately $1.7 million on a pre-tax basis.

We have legal entities consolidated in our financial statements that have functional currencies other than the U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income, primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2022 and 2021.

Raw Material Price Risk

We purchase certain raw materials such as benzene, ethylene, butadiene, BPA, styrene, MMA, and acetone primarily under short- and long-term supply contracts. The pricing terms for these raw material purchases are generally determined based on commodity indices and prevailing market conditions within the relevant geography. The selling prices of our products are generally based, in part, on the current or forecasted costs of our key raw materials, but are often subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant raw material price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in passing through raw material costs, primarily for benzene, ethylene, butadiene, styrene, MMA, and acetone. Assuming no changes in sales price, volume or mix, a hypothetical 10% change in the market price of our raw materials would have impacted cost of sales by approximately $343.9 million for the year ended December 31, 2022.

We mitigate the risk of volatility in raw material prices where possible by passing changes in raw material costs through to our customers by adjusting our prices or including provisions in our contracts that allow us to adjust prices in such a circumstance or by including pricing formulas which utilize commodity indices. Nevertheless, we may be subject to the timing differences described above for the pass through of these costs. In addition, even when raw material costs may be passed on to our customers, during periods of high raw material price volatility, customers without minimum purchase requirements with us may choose to delay purchases of our materials or, in some cases, substitute purchases of our materials with less costly products. We do not currently enter into derivative financial instruments to manage our price risk relating to our raw material contracts.

Commodity Price Risk

We purchase certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility, generally based on commodity indices and prevailing market conditions within the relevant geography. In certain instances, the selling prices of our products are based, in part, on the current or forecasted costs of our key commodities, but are subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant commodity price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in or inability to pass through these commodity costs. Such a period arose in 2022, where the challenging operating conditions, including the ongoing war in Ukraine and the corresponding sanctions and other measures being imposed by various governments impacted global markets, particularly in Europe, lead to high volatility and increased prices for natural gas and other energy supplies.

We mitigate the risk of price fluctuations associated with these commodity purchases where possible by passing changes in commodity costs through to our customers by adjusting our prices or including provisions in our contracts that allow us to adjust prices in such a circumstance or by including pricing formulas which utilize commodity indices. Additionally, as deemed appropriate, we may enter into derivative financial instruments such as commodity swaps, which effectively converts a portion of our natural gas costs into a fixed rate obligation. Certain of these commodity swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. We may also enter into commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Inclusive of these hedges, a hypothetical 10% increase in natural gas prices will impact cost of sales by approximately $15.5 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15e and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to provide the reasonable level of assurance described above.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

In 2021, the Company began a multi-year project to upgrade our legacy ERP environment to an updated version of SAP through a phased implementation approach. Through the fourth quarter of 2022, we have completed the migration of the PMMA business operations, with implementation in the remaining business operations expected to occur in phases over the next several years. In connection with this implementation, we have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes.

The Company believes we have maintained appropriate internal controls during our initial phased implementation period and will continue to evaluate, test and monitor our internal controls over financial reporting for effectiveness as processes and procedures in each of these impacted areas evolve.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Stock Ownership Information,” and “Delinquent Section 16(a) Reports” of the Company’s definitive proxy statement for the 2023 annual general meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2023 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this Item 11 will be contained in our 2023 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in our 2023 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our 2023 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our 2023 Proxy Statement and is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial statements:

2. Exhibits: The exhibits to this report are listed in the exhibit index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum and Articles of Association of Trinseo PLC, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on June 17, 2022)

4.1

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 5, 2017)

4.2

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of March 24, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2021)

4.3 †	Description of Securities

10.1

Credit Agreement among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. together with Trinseo Holdings S.à r.l., and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders from time to time party thereto, dated as of September 6, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 7, 2017)

Exhibit No.	Description
10.2

Amendment to the Credit Agreement dated September 6, 2017 among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of May 22, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 3, 2018)

10.3

Deed of Amendment and Restatement, dated September 28, 2018, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018)

10.4

2021 Incremental Amendment to Credit Agreement dated September 6, 2017, among, inter alios, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and Deutsche Bank AG New York Bank, dated as of May 3, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2021)

10.5

2021 Revolver Amendment to Credit Agreement dated September 6, 2017, among, inter alios, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and Deutsche Bank AG New York Bank, dated as of May 3, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 5, 2021)

10.6*

Employment Agreement between Trinseo LLC and Frank A. Bozich, dated December 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019)

10.7*

Letter agreement between Trinseo LLC and Frank A. Bozich concerning voluntary reduction of salary (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.8*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Frank Bozich dated December 11, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.9*	Employment Agreement between Trinseo LLC and David Stasse, dated April 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2019)

10.10*

Letter agreement between Trinseo LLC and David Stasse concerning voluntary reduction of salary (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.11*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and David Stasse dated April 29, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.12*	Agreement between Trinseo, LLC and Angelo Chaclas dated January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

Exhibit No.	Description
10.13*

Letter agreement between Trinseo LLC and Angelo N. Chaclas concerning voluntary reduction of salary (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.14*

Agreement, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Angelo Chaclas dated January 1, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.15*

Employment Agreement between Trinseo Europe GmbH and Andre Lanning, dated October 1, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021)

10.16*

Amendment, dated February 17, 2022, to the Employment Agreement between Trinseo Europe GmbH and Andre Lanning dated October 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 23, 2022)

10.17*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo Europe GmbH and Andre Lanning dated October 1, 2021 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.18*

Employment Agreement between Trinseo Europe GmbH and Francesca Reverberi dated October 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022 filed May 5, 2022)

10.19*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo Europe GmbH and Francesca Reverberi dated October 1, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.20§§	Butadiene Sales Contract (Europe), between Dow Europe GmbH and Trinseo Europe GmbH, dated June 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2020)

10.21§§

Ethylene Sales Contract (Boehlen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 30, 2020)

10.22§§

Ethylene Sales Contract (Terneuzen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 30, 2020)

10.23§§	Benzene Sales Contract, between Dow Europe GmbH and Trinseo Europe GmbH, dated May 6, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 14, 2021)

10.24§

Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

Exhibit No.	Description
10.25§

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

10.27§

Amended and Restated Styron License Agreement, among The Dow Chemical Company, Dow Global Technologies Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.28

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

10.29*	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.30*	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.31*	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2022)

10.32*

Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021)

10.33* †	Form of Restricted Stock Unit Agreement for Directors

10.34*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022 filed May 5, 2022)

10.35*	Form of Non-statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022 filed May 5, 2022)

10.36*	Form of Performance Award Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022 filed May 5, 2022)

Exhibit No.	Description
10.37*

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

10.39*	Form of Executive Side Letter for Equity Grants (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

21.1 †	Subsidiaries of Trinseo PLC

23.1 †	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2 †	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

31.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	iXBRL Instance Document

101.SCH †	iXBRL Taxonomy Extension Schema Document

101.CAL †	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	iXBRL Extension Label Linkbase Document

101.PRE †	iXBRL Taxonomy Extension Presentation Linkbase Document

104 †	Cover Page Interactive Data File (formatted iXBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement.
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

Date: February 27, 2023

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Bozich	President, Chief Executive Officer and Director	February 27, 2023
Frank Bozich	(Principal Executive Officer)

/s/ David Stasse	Executive Vice President and Chief Financial Officer	February 27, 2023
David Stasse	(Principal Financial Officer)

/s/ Bernard M. Skeete	Vice President, Global Controller and Principal Accounting Officer	February 27, 2023
Bernard M. Skeete	(Principal Accounting Officer)

/s/ Joseph Alvarado	Director	February 27, 2023
Joseph Alvarado

/s/ Victoria Brifo	Director	February 27, 2023
Victoria Brifo

/s/ Jeffrey J. Cote	Director	February 27, 2023
Jeffrey J. Cote

/s/ Pierre-Marie De Leener	Director	February 27, 2023
Pierre-Marie De Leener

/s/ Jeanmarie Desmond	Director	February 27, 2023
Jeanmarie Desmond

/s/ Matthew T. Farrell	Director	February 27, 2023
Matthew T. Farrell

/s/ K’Lynne Johnson	Director	February 27, 2023
K’Lynne Johnson

/s/ Sandra Beach Lin	Director	February 27, 2023
Sandra Beach Lin

/s/ Philip R. Martens	Director	February 27, 2023
Philip R. Martens

/s/ Donald T. Misheff	Director	February 27, 2023
Donald T. Misheff

/s/ Henri Steinmetz	Director	February 27, 2023
Henri Steinmetz

/s/ Mark Tomkins	Director	February 27, 2023
Mark Tomkins

*

The audited financial statements of Americas Styrenics LLC as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020 have been included in this Annual Report in accordance with the requirements of Rule 3-09 of Regulation S-X.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trinseo PLC and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of Americas Styrenics LLC, a 50% equity investment of Trinseo PLC, which is reflected in the consolidated financial statements of Trinseo PLC as an equity method investment of $255.1 million and $247.8 million as of December 31, 2022 and 2021, respectively, and equity in earnings of unconsolidated affiliates of $102.2 million, $92.7 million, and $67.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Americas Styrenics LLC, is based solely on the report of the other auditors.

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

Goodwill Impairment Assessment - PMMA Business and Aristech Surfaces Reporting Units

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s goodwill balance was $410.4 million as of December 31, 2022, with $348.9 million related to the Engineered Materials segment as of December 31, 2022, which substantially all relates to the PMMA business and Aristech Surfaces reporting units. Management records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below the carrying value. The estimated fair value of a reporting unit is primarily determined using an income approach (under the discounted cash flow method). As a result of the annual goodwill impairment analysis performed in the fourth quarter, management reduced the carrying value of the PMMA business and Aristech Surfaces reporting units through the recognition of a $226.6 million and $70.5 million non-cash goodwill impairment loss, respectively. Key assumptions and estimates used in the goodwill impairment testing include projections of revenues and EBITDA, the estimated weighted average cost of capital (“WACC”), and a projected long-term growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the PMMA business and Aristech Surfaces reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the PMMA business and Aristech Surfaces reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenues and EBITDA, and the WACC rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the PMMA business and Aristech Surfaces reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projections of revenues and EBITDA, and the WACC rates. Evaluating management’s significant assumptions related to projections of revenues and EBITDA involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the significant assumption related to the WACC rates.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2023

We have served as the Company’s auditor since 2010.

TRINSEO PLC

Consolidated Balance Sheets

(In millions, except per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$211.7	$573.0
Accounts receivable, net of allowance for doubtful accounts	586.0	740.2
Inventories	553.6	621.0
Other current assets	39.4	44.3
Total current assets	1,390.7	1,978.5
Investments in unconsolidated affiliates	255.1	247.8
Property, plant and equipment, net	691.1	719.0
Other assets
Goodwill	410.4	710.1
Other intangible assets, net	772.0	823.8
Right-of-use assets - operating, net	76.1	85.3
Deferred income tax assets	97.3	77.6
Deferred charges and other assets	67.5	70.1
Total other assets	1,423.3	1,766.9
Total assets	$3,760.2	$4,712.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$16.0	$18.5
Accounts payable	438.1	590.3
Current lease liabilities - operating	17.1	18.4
Income taxes payable	9.9	52.1
Accrued expenses and other current liabilities	208.3	235.1
Total current liabilities	689.4	914.4
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,301.6	2,305.6
Noncurrent lease liabilities - operating	60.2	69.2
Deferred income tax liabilities	59.8	103.2
Other noncurrent obligations	228.9	306.7
Total noncurrent liabilities	2,650.5	2,784.7
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (December 31, 2022: 39.2 shares issued and 35.1 shares outstanding; December 31, 2021: 38.9 shares issued and 37.9 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (December 31, 2022 and 2021: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	486.7	468.1
Treasury shares, at cost (December 31, 2022: 4.1 shares; December 31, 2021: 1.0 shares)	(200.0)	(50.0)
Retained earnings	264.5	741.8
Accumulated other comprehensive loss	(131.3)	(147.2)
Total shareholders’ equity	420.3	1,013.1
Total liabilities and shareholders’ equity	$3,760.2	$4,712.2

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$4,965.5	$4,827.5	$2,744.6
Cost of sales	4,693.2	4,128.6	2,423.5
Gross profit	272.3	698.9	321.1
Selling, general and administrative expenses	398.8	323.4	227.5
Equity in earnings of unconsolidated affiliates	102.2	92.7	67.0
Impairment and other charges	339.6	6.8	11.0
Operating income (loss)	(363.9)	461.4	149.6
Interest expense, net	112.9	79.4	43.6
Acquisition purchase price hedge loss (gain)	—	22.0	(7.3)
Other expense (income), net	(7.2)	9.5	7.9
Income (loss) from continuing operations before income taxes	(469.6)	350.5	105.4
Provision for (benefit from) income taxes	(41.6)	70.9	42.7
Net income (loss) from continuing operations	(428.0)	279.6	62.7
Net income (loss) from discontinued operations, net of income taxes	(2.9)	160.4	(54.8)
Net income (loss)	$(430.9)	$440.0	$7.9
Weighted average shares- basic	35.9	38.7	38.3
Net income (loss) per share- basic:
Continuing operations	$(11.91)	$7.22	$1.63
Discontinued operations	(0.08)	4.15	(1.43)
Net income (loss) per share- basic	$(11.99)	$11.37	$0.20
Weighted average shares- diluted	35.9	39.6	38.6
Net income (loss) per share- diluted:
Continuing operations	$(11.91)	$7.07	$1.62
Discontinued operations	(0.08)	4.05	(1.42)
Net income (loss) per share- diluted	$(11.99)	$11.12	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(430.9)	$440.0	$7.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $3.9, $0.0, and $0.0)	(36.9)	(5.3)	(2.3)
Net gain (loss) on cash flow hedges (net of tax (benefit) of $(3.1), $0.0, and $0.0)	(9.8)	5.9	(5.8)
Pension and other postretirement benefit plans:
Prior service credit arising during period (net of tax of $0.0, $0.3, and $0.0)	0.1	2.2	—
Net gain (loss) arising during period (net of tax (benefit) of $23.7, $8.9, and $(7.3))	64.9	26.2	(18.3)
Amounts reclassified from accumulated other comprehensive income	(2.4)	9.9	2.7
Total other comprehensive income (loss), net of tax	15.9	38.9	(23.7)
Comprehensive income (loss)	$(415.0)	$478.9	$(15.8)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2019	39.0	9.8	—	$0.5	$—	$574.7	$(524.9)	$(162.4)	$781.0	$668.9
Net income	—	—	—	—	—	—	—	—	7.9	7.9
Other comprehensive loss	—	—	—	—	—	—	—	(23.7)	—	(23.7)
Share-based compensation activity	0.2	(0.2)	—	—	—	4.9	7.0	—	—	11.9
Purchase of treasury shares	(0.8)	0.8	—	—	—	—	(25.0)	—	—	(25.0)
Dividends on ordinary shares ($1.28 per share)	—	—	—	—	—	—	—	—	(49.7)	(49.7)
Balance at December 31, 2020	38.4	10.4	—	$0.5	$—	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	—	—	440.0	440.0
Other comprehensive income	—	—	—	—	—	—	—	38.9	—	38.9
Cancellation of treasury shares	—	(9.9)	—	(0.1)	—	(118.7)	524.8	—	(406.0)	—
Share-based compensation activity	0.5	(0.5)	—	—	—	7.2	18.1	—	—	25.3
Purchase of treasury shares	(1.0)	1.0	—	—	—	—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.80 per share)	—	—	—	—	—	—	—	—	(31.4)	(31.4)
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net loss	—	—	—	—	—	—	—	—	(430.9)	(430.9)
Other comprehensive income	—	—	—	—	—	—	—	15.9	—	15.9
Share-based compensation activity	0.3	—	—	—	—	18.6	—	—	—	18.6
Purchase of treasury shares	(3.1)	3.1	—	—	—	—	(150.0)	—	—	(150.0)
Dividends on ordinary shares ($1.28 per share)	—	—	—	—	—	—	—	—	(46.4)	(46.4)
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(430.9)	$440.0	$7.9
Less: Net income (loss) from discontinued operations	(2.9)	160.4	(54.8)
Net income (loss) from continuing operations	(428.0)	279.6	62.7
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities - continuing operations
Depreciation and amortization	236.9	167.5	92.6
Amortization of deferred financing fees, issuance discount, and excluded component of hedging instruments	9.3	7.7	4.0
Deferred income tax (benefit)	(93.3)	(2.1)	7.9
Share-based compensation expense	18.6	15.2	11.1
Earnings of unconsolidated affiliates, net of dividends	(7.2)	(7.7)	(52.0)
Unrealized net (gain) loss on foreign exchange forward contracts	23.2	(8.4)	2.9
Unrealized net loss on commodity economic swap contracts	6.4	—	—
Acquisition purchase price hedge (gain) loss	—	22.0	(7.3)
Pension curtailment and settlement (gain) loss	(3.4)	(1.2)	0.7
Gain on sale of businesses and other assets	(1.8)	(0.4)	(0.4)
Impairment charges or write-offs	310.2	6.8	11.0
Changes in assets and liabilities
Accounts receivable	129.1	(214.6)	57.4
Inventories	31.8	(214.1)	47.7
Accounts payable and other current liabilities	(192.0)	313.1	(3.1)
Income taxes payable	(41.7)	42.4	6.0
Other assets, net	16.6	(22.1)	(0.1)
Other liabilities, net	31.7	72.3	(24.3)
Cash provided by operating activities - continuing operations	46.4	456.0	216.8
Cash provided by (used in) operating activities - discontinued operations	(2.9)	(3.3)	38.6
Cash provided by operating activities	43.5	452.7	255.4
Cash flows from investing activities
Capital expenditures	(148.2)	(117.7)	(66.6)
Cash received (paid) for asset or business acquisitions, net of cash acquired ($1.0, $12.1 and $0.0)	(22.2)	(1,804.0)	0.1
Proceeds from the sale of businesses and other assets	5.3	0.2	11.9
Proceeds from (payments for) the settlement of hedging instruments	1.9	(14.7)	51.6
Cash used in investing activities - continuing operations	(163.2)	(1,936.2)	(3.0)
Cash provided by (used in) investing activities - discontinued operations	(0.8)	396.5	(21.2)
Cash used in investing activities	(164.0)	(1,539.7)	(24.2)
Cash flows from financing activities
Deferred financing fees	—	(35.4)	—
Short-term borrowings, net	(17.5)	(14.6)	(12.6)
Purchase of treasury shares	(151.9)	(48.1)	(25.0)
Dividends paid	(47.5)	(21.9)	(61.8)
Proceeds from exercise of option awards	3.0	11.0	2.6
Withholding taxes paid on restricted share units	(3.2)	(0.9)	(0.6)
Repurchases and repayments of long-term debt	(16.6)	(10.7)	(6.9)
Net proceeds from issuance of 2028 Term Loan B	—	746.3	—
Net proceeds from issuance of 2029 Senior Notes	—	450.0	—
Proceeds from draw on 2022 Revolving Facility	—	—	100.0
Repayments of 2022 Revolving Facility	—	—	(100.0)
Proceeds from draw on Accounts Receivable Securitization Facility	—	150.0	—
Repayments of Accounts Receivable Securitization Facility	—	(150.0)	—
Cash provided by (used in) financing activities	(233.7)	1,075.7	(104.3)
Effect of exchange rates on cash	(7.1)	(4.4)	4.4
Net change in cash, cash equivalents, and restricted cash	(361.3)	(15.7)	131.3
Cash, cash equivalents, and restricted cash—beginning of period	573.0	588.7	457.4
Cash, cash equivalents, and restricted cash—end of period	$211.7	$573.0	$588.7
Less: Restricted cash	—	—	—
Cash and cash equivalents—end of period	$211.7	$573.0	$588.7
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$98.2	$37.2	$10.3
Cash paid for interest, net of amounts capitalized	$103.4	$62.4	$39.5
Accrual for property, plant and equipment	$11.3	$14.3	$6.6

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Notes to Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

NOTE 1—ORGANIZATION AND BUSINESS ACTIVITIES

Organization

Trinseo PLC (“Trinseo,” and together with its subsidiaries, the “Company”) is a public limited company existing under the laws of Ireland. On October 8, 2021, the Company’s former publicly-traded parent entity, Trinseo S.A., was merged with and into Trinseo PLC, with Trinseo PLC as the surviving entity. As a result of the merger, all of Trinseo S.A.’s outstanding ordinary shares, excluding treasury shares, were exchanged on a one-for-one basis for newly issued ordinary shares of Trinseo PLC.

Prior to the formation of Trinseo S.A., the Company’s business was wholly owned by The Dow Chemical Company (together with its affiliates, “Dow”). In 2010, the Styron business was sold by Dow to investment funds advised or managed by affiliates of Bain Capital Partners, LP (the “Dow Separation”). In 2016, Bain Capital fully divested its ownership in the Company.

Business Activities

The Company is a specialty material solutions provider with a focus on partnering with companies to bring ideas to life in an imaginative, smart, and sustainability-focused manner. The Company has leading market positions in many of the markets in which it competes. The Company’s products are incorporated into a wide range of its customers’ products throughout the world, including products for automotive applications, consumer electronics, appliances, medical devices, packaging, footwear, carpet, paper and board, building and construction, and wellness applications, among others.

The Company’s operations are located in Europe, North America, and Asia Pacific, supplemented by Americas Styrenics, a styrenics joint venture with Chevron Phillips Chemical Company LP. Refer to Note 6 for further information regarding the Company’s investment in Americas Styrenics.

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2022, the Company’s production facilities included 39 manufacturing plants and one recycling facility at 33 sites across 15 countries, including its joint venture. Additionally, as of December 31, 2022, the Company operated 11 research and development (“R&D”) facilities globally, including mini plants, development centers, and pilot coaters.

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under six segments, Engineered Materials, Latex Binders, Base Plastics, Polystyrene, Feedstocks, and Americas Styrenics, as described in Note 20. Beginning in the second quarter of 2021, the Company reported the results of its synthetic rubber business (“Rubber Business”) as discontinued operations in the consolidated statements of operations for all periods presented, and therefore it is no longer presented as a separate reportable segment. The sale of the Rubber Business was completed on December 1, 2021. Refer to Note 5 for further information.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 12 for further discussion of the Company’s Accounts Receivable Securitization Facility, which qualifies as a VIE and is consolidated within the Company’s financial statements.

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

At times, the Company manages its exposure to changes in foreign currency exchange rates, where possible, by entering into foreign exchange forward contracts. Additionally, the Company manages its exposure to variability in interest payments associated with its variable rate debt by entering into interest rate swap agreements. The Company also manages its exposure to price fluctuations in commodity prices, where possible, by entering into commodity swap agreements. When outstanding, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value. The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the parties involved.

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

As of December 31, 2022, the Company had certain foreign exchange forward contracts and commodity swap agreements outstanding that were not designated for hedge accounting treatment, and certain commodity swap agreements outstanding that were designated as cash flow hedges. As of December 31, 2021, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment and certain foreign exchange forward contracts and interest rate swap agreements that were designated as cash flow hedges. As of December 31, 2021, the Company also had certain fixed-for-fixed cross currency swaps (“CCS”) outstanding, which swap U.S. dollar principal and interest payments on the Company’s 2025 Senior Notes for euro-denominated payments. The Company’s CCS were designated as a hedge of its net investment in certain European subsidiaries.

Forward contracts, interest rate swaps, cross currency swaps, and commodity swaps are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. The Company records these derivative instruments on a net basis, by counterparty within the consolidated balance sheets.

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

For the years ended December 31, 2022, 2021, and 2020, the Company recognized net foreign exchange transaction gains (losses) of $(41.0) million, $(61.9) million, and $24.4 million, respectively. These amounts exclude the impacts of foreign exchange forward contracts discussed above.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2022 and 2021, there was $3.5 million (adjusted for foreign currency rates) and $4.4 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the 2021 acquisitions of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, the “PMMA business”) from Arkema S.A. (the “PMMA Acquisition”), and of Aristech Surfaces LLC, a manufacturer and global provider of PMMA continuous cast and solid surface sheets (the “Aristech Surfaces Acquisition”). Refer to Note 16 for further information on the environmental liabilities related to the PMMA Acquisition and the Aristech Surfaces Acquisition during 2021.

Any costs related to environmental contamination treatment and clean-ups are charged to expense.

Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value using discounted estimated cash flows and are adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived asset and depreciated over the asset's useful life. Refer to Note 16 for further information on the Company's recognized asset retirement obligations, which are related to an obligation to remove certain manufacturing facilities the Company has built on leased land at the end of the contract term.

The Company has identified but not recognized asset retirement obligations related to certain of its manufacturing sites. Legal obligations for these demolition and decommissioning activities, inclusive of environmental costs, exist in connection with the retirement of these assets upon closure of the facilities. The Company plans to continue operations at these facilities indefinitely, and therefore, a reasonable estimate of fair value cannot be determined due to the indeterminate settlement date of the obligations. In the event the Company considers plans to cease operations at these sites, an asset retirement obligation will be reassessed at that time. Settlements of the unrecognized asset retirement obligations are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Expenditures for maintenance and repairs are recorded in the consolidated statements of operations as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activities, or turnaround activities, that increase the output of manufacturing facilities or improve production efficiency as compared to pre-turnaround operations. As of December 31, 2022 and 2021, $25.5 million and $28.0 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions. Refer to Notes 10 and 14 for further information on the Company’s impairment charges recorded for the years ended December 31, 2022, 2021 and 2020.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. As of December 31, 2022 and 2021, the Company had no assets classified as held-for-sale.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification (“ASC”) 350. Otherwise, the Company primarily utilizes an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units as it is most representative of the value that would be received from a market participant. The annual impairment assessment is completed using a measurement date of October 1. Key assumptions and estimates used in the goodwill impairment testing include projections of revenues and EBITDA, the estimated weighted average cost of capital (“WACC”), and a projected long-term growth rate, all of which are based on data available at the time of the testing. The WACC is calculated incorporating weighted average returns on debt and equity from similar market participants, and therefore, changes in the market which are beyond control of the Company may have an impact on future calculations of estimated fair value. As a result of the fourth quarter impairment testing, the Company recorded a $297.1 million non-cash goodwill impairment loss for the year ended December 31, 2022 related to the PMMA business and Aristech Surfaces reporting units. Refer to Note 10 for further information. No goodwill impairment losses were recorded in the years ended December 31, 2021 and 2020.

Finite-lived intangible assets, such as developed technology, customer relationships, tradenames, and computer software for internal use are amortized on a straight-line basis over their estimated useful life and are reviewed for impairment or obsolescence if events or changes in circumstances indicate that their carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows. No intangible asset impairment losses were recorded in the years ended December 31, 2022, 2021, and 2020.

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

Leases

The Company accounts for its lease arrangements in accordance with ASC 842. The Company has leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company determines if an arrangement includes a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease term represents the non-cancelable period of the lease, including any lessee options to renew, extend, or terminate which are considered to be reasonably certain of exercise. As the interest rate implicit in the Company’s lease contract is typically not readily available, the Company uses its incremental borrowing rate based on relevant information available at the lease commencement date to determine the weighted average discount rate used to calculate the net present value of lease payments. The Company recognizes lease expense for fixed lease payments on operating leases on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. For leases across all asset classes in which the Company is a lessee, the Company does not separate non-lease components from lease components. Refer to Note 24 for further information on the Company’s leases.

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

Restricted Cash and Cash Equivalents

Restrictions on the Company’s cash and cash equivalents are primarily related to customs requirements and are included within “Other current assets” in the consolidated balance sheets. As of December 31, 2022 and 2021, the Company had no amounts recorded as restricted cash and cash equivalents.

Sales

For all material contracts with customers, sales are recognized and control is transferred at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 46 days as of December 31, 2022), also varying by segment and region.

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

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the year ended December 31, 2022, the impact of recognizing changes in selling prices related to prior periods was immaterial.

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

Total R&D costs included in SG&A expenses were $51.4 million, $63.9 million, and $42.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were $1.2 million, $1.1 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Restructuring charges included within SG&A expenses were $54.1 million, $8.6 million, and $7.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Refer to Note 21 for further information.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision is made for income taxes on unremitted earnings of subsidiaries and affiliates unless such earnings are deemed to be indefinitely invested.

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

Deferred Ordinary Shares

The Company has 0.025 million deferred ordinary shares of 1.00 each at par, which are issued and outstanding as of December 31, 2022 and 2021. The deferred ordinary shares are held by nominees in order to meet the Irish statutory minimum capital requirements of an Irish public limited company. The deferred ordinary shares carry no voting rights, are not entitled to receive any dividend or distribution, and do not dilute the economic ownership of Trinseo PLC shareholders.

Recent Accounting Guidance

As of December 31, 2022, there was no recently issued accounting standards which would have a material effect on the Company’s consolidated financial statements.

NOTE 3—NET SALES

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where the sales originated), by segment for the years ended December 31, 2022, 2021, and 2020.

	Engineered	Latex	Base
Year Ended	Materials	Binders	Plastics	Polystyrene	Feedstocks	Total
December 31, 2022
United States	$521.8	$369.7	$328.3	$—	$16.5	$1,236.3
Europe	364.4	598.4	748.2	741.8	232.0	2,684.8
Asia-Pacific	146.3	280.2	137.1	351.3	—	914.9
Rest of World	11.9	8.2	109.4	—	—	129.5
Total	$1,044.4	$1,256.5	$1,323.0	$1,093.1	$248.5	$4,965.5
December 31, 2021
United States	$302.1	$314.1	$298.2	$—	$14.3	$928.7
Europe	294.9	573.6	942.8	688.7	255.8	2,755.8
Asia-Pacific	151.2	286.6	178.6	430.1	2.3	1,048.8
Rest of World	6.8	9.1	78.3	—	—	94.2
Total	$755.0	$1,183.4	$1,497.9	$1,118.8	$272.4	$4,827.5
December 31, 2020
United States	$35.8	$219.2	$203.3	$—	$8.3	$466.6
Europe	55.4	340.9	513.7	408.0	135.0	1,453.0
Asia-Pacific	103.3	200.1	136.9	290.9	22.2	753.4
Rest of World	0.4	6.9	64.3	—	—	71.6
Total	$194.9	$767.1	$918.2	$698.9	$165.5	$2,744.6

NOTE 4—ACQUISITIONS

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

Additionally, the Heathland Agreement includes a service fee of approximately $4.5 million, payable to Heathland Holding contingent upon the continued employment of certain Heathland employees for three years following the acquisition date. The Company has not included this service fee as part of the estimated purchase price and instead will accrue for the service fee as compensation expense over the three-year period in which it is earned.

The Company accounted for the acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. During the year ended December 31, 2022, there were no material changes to the purchase price allocation for the Heathland Acquisition. As of December 31, 2022, the acquisition measurement period for Heathland has ended and the values assigned to the assets acquired and liabilities assumed are final.

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

Pro forma results of operations information have not been presented as the effect of the acquisition is not material. The operating results of Heathland are included within the Company's consolidated statements of operations since the acquisition date of January 3, 2022 and were not material for the year ended December 31, 2022. Pursuant to GAAP, costs incurred to complete the Heathland Acquisition as well as costs incurred to integrate into the Company’s operations are expensed as incurred. Transaction-related costs incurred, which are included within “Selling, general, and administrative expenses” in the consolidated statements of operations, were not material for the year ended December 31, 2022.

Acquisition of Aristech Surfaces

On September 1, 2021, the Company completed its acquisition of Aristech Surfaces LLC (“Aristech Surfaces”) from SK AA Holdings LLC (“SK AA Holdings”), the sole member of Aristech Surfaces, through purchase of 100% membership interest and intellectual property. The purchase price consideration for the Aristech Surfaces Acquisition was $449.5 million, all of which was paid during the year ended December 31, 2021. Aristech Surfaces is a leading North America manufacturer and global provider of PMMA continuous cast and solid surface sheets, serving the wellness, architectural, transportation and industrial markets, which the Company believes will pair well with its existing Engineered Materials business, inclusive of the PMMA Acquisition completed earlier in 2021, discussed further below. Aristech Surfaces’ products are used for a variety of applications, including the construction of hot tubs, swim spas, counter-tops, signage, bath products and recreational vehicles. Aristech Surfaces results are included within the Engineered Materials segment.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Company’s Form 10-K filed on February 23, 2022 for further information. During the year ended December 31, 2022, there were no changes to the purchase price allocation for the acquisition of the Aristech Surfaces business. As of September 1, 2022, the acquisition measurement period for the Aristech Surfaces business has ended and the values assigned to the assets acquired and liabilities assumed are final.

Acquisition of the PMMA Business

On May 3, 2021, the Company completed its acquisition of the PMMA business from Arkema S.A., (“Arkema”) through the purchase of 100% of the shares of certain subsidiaries of Arkema. The purchase price consideration for the PMMA Acquisition was $1,364.9 million, all of which was paid during the year ended December 31, 2021. PMMA is a transparent and rigid plastic with a wide range of end uses, and is an attractive adjacent chemistry which complements Trinseo’s offerings across several end markets including automotive, building & construction, medical and consumer electronics. PMMA business results are included within the Engineered Materials segment.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Company’s Form 10-K filed on February 23, 2022 for further information. During the year ended December 31, 2022, there were no changes to the purchase price allocation for the acquisition of the PMMA business. As of May 3, 2022, the acquisition measurement period for the PMMA business has ended and the values assigned to the assets acquired and liabilities assumed are final.

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

NOTE 5—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Rubber Business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected reductions of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by Trinseo. The sale resulted in the recognition of an after-tax gain of $117.8 million. Refer to the Company’s Form 10-K filed on February 23, 2022 for more information on the transaction. At closing, the Company and Synthos executed a long-term supply agreement, in which Trinseo will supply Synthos certain raw materials used in the Rubber Business subsequent to the sale. For the years ended December 31, 2022 and 2021, the Company recorded $64.7 million and $5.5 million, respectively, in net sales and $55.3 million and $4.1 million, respectively, in cost of sales related to the supply agreement, which is recorded in continuing operations.

The following table summarizes the results of the Rubber Business for the years ended December 31, 2022, 2021, and 2020, which are reflected as discontinued operations in the Company’s consolidated statements of operations and statements of cash flows for all periods presented:

	Year Ended
	December 31,
	2022	2021	2020
Net sales	$0.4	$478.9	$319.7
Cost of sales	5.1	408.0	326.3
Gross profit (loss)	(4.7)	70.9	(6.6)
Selling, general and administrative expenses	(0.3)	21.0	23.6
Impairment and other charges	—	—	28.1
Operating income (loss)	(4.4)	49.9	(58.3)
Gain on sale of businesses and other assets	(1.3)	(133.6)	—
Other expense, net	—	2.5	1.5
Income (loss) from discontinued operations before income taxes	(3.1)	181.0	(59.8)
Provision for (benefit from) income taxes	(0.2)	20.6	(5.0)
Net income (loss) from discontinued operations	$(2.9)	$160.4	$(54.8)

NOTE 6—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the year ended December 31, 2022, the Company had one joint venture: Americas Styrenics, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP. Investments held in unconsolidated affiliates in which the Company has the ability to exercise significant influence (generally, 20% to 50%-owned companies) are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment.

Equity in earnings from unconsolidated affiliates was $102.2 million, $92.7 million, and $67.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company’s unconsolidated affiliates are privately held companies; therefore, quoted market prices for their equity interests are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below.

	December 31,
	2022	2021
Current assets	$426.7	$447.7
Noncurrent assets	250.2	254.2
Total assets	$676.9	$701.9
Current liabilities	$153.8	$193.6
Noncurrent liabilities	29.6	31.4
Total liabilities	$183.4	$225.0

	Year Ended
	December 31,
	2022	2021	2020
Sales	$2,059.9	$1,822.3	$1,115.6
Gross profit	$268.8	$253.8	$130.4
Net income	$204.0	$199.0	$80.5

There were no sales to unconsolidated affiliates for the years ended December 31, 2022, 2021, and 2020. Purchases from unconsolidated affiliates were $80.4 million, $73.9 million, and $51.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022 and 2021, respectively, there were no amounts due from unconsolidated affiliates included in “Accounts receivable, net of allowance” and $3.9 million and $6.1 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

As of December 31, 2022 and 2021, respectively, the Company’s investment in Americas Styrenics was $255.1 million and $247.8 million, which was $8.4 million and $9.4 million greater than the Company’s 50% share of Americas Styrenics’ underlying net assets. These amounts represent the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.1 years as of December 31, 2022. The Company received dividends from Americas Styrenics of $95.0 million, $85.0 million, and $15.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 7—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2022	2021
Trade receivables	$507.9	$659.1
Non-income tax receivables	50.9	53.9
Other receivables	34.5	31.3
Less: allowance for doubtful accounts	(7.3)	(4.1)
Total	$586.0	$740.2

For the years ended December 31, 2022, 2021, and 2020, the Company recognized bad debt expense (benefit) of $3.4 million, $(1.5) million, and $0.2 million, respectively.

NOTE 8—INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2022	2021
Finished goods	$218.4	$279.2
Raw materials and semi-finished goods	295.6	303.9
Supplies	39.6	37.9
Total	$553.6	$621.0

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	December 31,
	Lives (Years)	2022	2021
Land	N/A	$78.8	$86.1
Land and waterway improvements	1 - 20	21.6	21.9
Buildings	10 - 50	138.7	145.7
Machinery and equipment	3 - 10	884.9	874.5
Leasehold interests	9 - 40	36.4	39.8
Other property (1)	1 - 20	103.0	51.9
Construction in process	N/A	96.5	55.6
Property, plant and equipment		1,359.9	1,275.5
Less: accumulated depreciation		(668.8)	(556.5)
Property, plant and equipment, net		$691.1	$719.0
(1)	Amount as of December 31, 2022, includes the asset retirement cost corresponding to the asset retirement obligation as described in Note 16.

	Year Ended
	December 31,
	2022	2021	2020
Depreciation expense	$136.5	$87.5	$51.6
Capitalized interest	$3.7	$1.7	$2.1

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the annual changes in the carrying amount of goodwill, by segment, from December 31, 2020 through December 31, 2022:

	Engineered	Latex	Base			Americas
	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2020	$16.0	$17.1	$24.2	$4.8	$—	$—	$62.1
Acquisitions/Divestitures (Note 4)	668.0	—	—	—	—	—	668.0
Foreign currency impact	(16.7)	(1.2)	(1.8)	(0.3)	—	—	(20.0)
Balance at December 31, 2021	$667.3	$15.9	$22.4	$4.5	$—	$—	$710.1
Acquisitions (Note 4)	—	—	22.8	—	—	—	22.8
Impairment losses	(297.1)	—	—	—	—	—	(297.1)
Foreign currency impact	(21.3)	(1.1)	(2.7)	(0.3)	—	—	(25.4)
Balance at December 31, 2022	$348.9	$14.8	$42.5	$4.2	$—	$—	$410.4

Goodwill impairment testing is performed annually as of October 1, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below the carrying value. Refer to Note 2 for further information. In the year ended December 31, 2022, the Company performed its annual impairment test for goodwill and determined that the PMMA business and Aristech Surfaces carrying value of their net assets exceeded fair value, resulting in an impairment of $297.1 million, discussed further below. The estimated fair values of all other reporting units was in excess of the carrying value. The Company concluded there were no goodwill impairments or triggering events for the years ended December 31, 2021 and 2020.

As noted within Note 4, in the year ended December 31, 2021, the Company completed the PMMA Acquisition and Aristech Surfaces Acquisition, each of which represents a separate reporting unit within the Engineered Materials segment. As a result of the Company’s fourth quarter impairment testing, an impairment charge was taken primarily due to the continuation of the challenging macroeconomic environment experienced in 2022 into the fourth quarter of 2022, including significantly lower demand for building & construction and wellness applications, which led to lower operating results including slower growth projections, and a prolonged drop in market capitalization, as well as an increase in the WACC. During the year ended December 31, 2022, the Company reduced the carrying value of the PMMA business and Aristech Surfaces reporting units through the recognition of a $226.6 million and $70.5 million non-cash goodwill impairment loss, respectively. These charges are recorded within “Impairment and other charges” on the consolidated statement of operations and are allocated to the Engineered Materials segment. These reporting units may be at risk for future impairment due to the remaining fair value being equal to carrying value as a result of the recorded impairment. Should the conditions resulting in the impairment persist, or other events occur indicating that the estimated future cash flows of these reporting units have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

As of December 31, 2022, the reported balance of goodwill included accumulated impairment losses of $297.1 million in the Engineered Materials segment. There were no accumulated goodwill impairment losses as of December 31, 2021 in any of the Company’s segments.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2022 and 2021:

		December 31, 2022			December 31, 2021
	Estimated Useful	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed Technology	7 - 15	$306.4	$(138.2)	$168.2	$321.4	$(119.3)	$202.1
Customer Relationships	7 - 13	479.5	(60.6)	418.9	477.1	(23.4)	453.7
Software	5 - 10	241.8	(118.0)	123.8	162.3	(93.8)	68.5
Software in development	N/A	8.8	—	8.8	39.7	—	39.7
Tradenames	10 - 16	51.3	(5.8)	45.5	53.0	(2.1)	50.9
Other	1 - 5	10.5	(3.7)	6.8	12.4	(3.5)	8.9
Total		$1,098.3	$(326.3)	$772.0	$1,065.9	$(242.1)	$823.8

Amortization expense related to finite-lived intangible assets totaled $93.6 million, $71.8 million, and $27.7 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2023	2024	2025	2026	2027
$95.2	$85.7	$77.0	$71.7	$70.4

NOTE 11—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2022	2021
Trade payables	$365.3	$516.8
Other payables	72.8	73.5
Total	$438.1	$590.3

NOTE 12—DEBT

Refer to discussion below for details and definitions of the Company’s debt facilities. The Company was in compliance with all debt related covenants as of December 31, 2022 and 2021.

			December 31, 2022
	Interest Rate as of December 31, 2022	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	6.384%	September 2024	$663.4	$(5.1)	$658.3
2028 Term Loan B	6.884%	May 2028	735.9	(14.4)	721.5
2026 Revolving Facility(2)	Various	May 2026	—	—	—
2029 Senior Notes	5.125%	April 2029	447.0	(12.9)	434.1
2025 Senior Notes	5.375%	September 2025	500.0	(3.7)	496.3
Accounts Receivable Securitization Facility(3)	Various	November 2024	—	—	—
Other indebtedness	Various	Various	7.4	—	7.4
Total debt			$2,353.7	$(36.1)	$2,317.6
Less: current portion(4)					(16.0)
Total long-term debt, net of unamortized deferred financing fees					$2,301.6

			December 31, 2021
	Interest Rate as of December 31, 2021	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees(1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	2.104%	September 2024	$670.4	$(8.0)	$662.4
2028 Term Loan B	2.604%	May 2028	742.8	(17.0)	725.8
2026 Revolving Facility(2)	Various	May 2026	—	—	—
2029 Senior Notes	5.125%	April 2029	450.0	(14.7)	435.3
2025 Senior Notes	5.375%	September 2025	500.0	(5.0)	495.0
Accounts Receivable Securitization Facility(3)	Various	November 2024	—	—	—
Other indebtedness	Various	Various	5.6	—	5.6
Total debt			$2,368.8	$(44.7)	$2,324.1
Less: current portion(4)					(18.5)
Total long-term debt, net of unamortized deferred financing fees					$2,305.6
(1)	This caption does not include unamortized deferred financing fees of $1.0 million and $1.4 million as of December 31, 2022 and 2021, respectively, related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the consolidated balance sheets.
(2)	As of December 31, 2022, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and funds available for borrowing of $354.7 million (net of $20.3 million outstanding letters of credit). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of December 31, 2022, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.

(4)	As of December 31, 2022 and 2021, the current portion of long-term debt was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B.

Total interest expense, net recognized during the years ended December 31, 2022, 2021, and 2020, was $112.9 million, $79.4 million, and $43.6 million, respectively, of which $9.3 million, $7.7 million, and $4.8 million, respectively, represented amortization of deferred financing fees and debt discounts. Total accrued interest on outstanding debt as of December 31, 2022 and 2021 was $13.3 million and $4.8 million, respectively, excluding the impact of the CCS (see Note 13). Accrued interest is recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheets.

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

The 2021 Indenture contains customary covenants, including restrictions on the Issuers’ and certain of its subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the 2021 Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Issuers’ affiliates and consolidation, merger, or transfer of all or substantially all of the Issuers’ assets, will be suspended during any period of time that (1) the 2029 Senior Notes have Investment Grade Status (as defined in the 2021 Indenture) and (2) no default has occurred and is continuing under the 2021 Indenture. In the event that the 2029 Senior Notes are downgraded to below an Investment Grade Status, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of December 31, 2022, the Company was in compliance with all debt covenant requirements under the 2021 Indenture.

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

As of December 31, 2021, the 2024 Term Loan B bears an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 2.00%, subject to a 0.00% LIBOR floor, which has been the effective rate since May 22, 2018, when the Issuers repriced the interest rate from the initial rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor. The repricing did not affect any of the other terms of the 2024 Term Loan B. Fees incurred in connection with the repricing were $1.1 million, of which $0.5 million were expensed and included within “Other expense (income), net” in the consolidated statements of operations during the year ended December 31, 2018 and the remaining $0.6 million were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees associated with the repricing are being amortized along with the remaining unamortized deferred financing fees related to the 2024 Term Loan B over its original seven-year term.

The 2024 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2024 Term Loan B, with the balance to be paid at maturity. As of December 31, 2022 and 2021, $7.0 million of the scheduled future payments related to the 2024 Term Loan B were classified as current debt on the Company’s consolidated balance sheets.

Loans under the 2022 Revolving Facility, at the Borrowers’ option, may be maintained as (a) LIBOR loans, which bear interest at a rate per annum equal to LIBOR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).

The Senior Credit Facility is collateralized by a security interest in substantially all of the assets of the Borrowers, and the guarantors thereunder, including certain foreign subsidiaries organized in the United States, The Netherlands, Hong Kong, Singapore, Ireland, Luxembourg, and Switzerland.

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

2026 Revolving Facility

On May 3, 2021, the Issuers entered into (i) an amendment to the existing credit agreement dated as of September 6, 2017 in which the Issuers borrowed a new tranche of term loans in an aggregate amount of $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”), used to finance a portion of the purchase price of the PMMA Acquisition, and (ii) an amendment to the existing credit agreement, pursuant to which the existing revolving credit facility has been refinanced with a new revolving credit facility in an aggregate amount of $375.0 million, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility, maturing in May 2026. Amounts under the 2026 Revolving Facility are available in U.S. dollars and euros. The terms under the 2026 Revolving Facility are substantially unchanged from the 2022 Revolving Facility. As a result of amending the revolving credit facility, during the year ended December 31, 2021, the Company recognized a $0.5 million loss on extinguishment of long-term debt related to the write-off of a portion of the existing unamortized deferred financing fees. This amount has been recorded with “Other expense (income), net” in the consolidated statement of operations.

The 2028 Term Loan B bears an interest rate of LIBOR plus 2.50%, subject to a 0.00% LIBOR floor, and was issued at a 0.5% original issue discount. Further, the 2028 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2028 Term Loan B, with the balance to be paid at maturity. As of December 31, 2022, $7.5 million of the scheduled future payments related to the 2028 Term Loan B were classified as current debt on the Company’s consolidated balance sheets.

The 2026 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2026 Revolving Facility exceeds 30% of the $375.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter end, then the Borrowers’ first lien net leverage ratio may not exceed 3.50 to 1.00. As of December 31, 2022, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility as of December 31, 2022.

Due to the expectation that operating conditions in the beginning of 2023 will be largely similar to 2022, the Company may exceed the first lien net leverage ratio in the first half of 2023, which would limit the availability of the 2026 Revolving Facility to 30% of the total capacity. Should this occur, the Company does not expect the limitation to adversely impact its operating expenditure needs.

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

Accounts Receivable Securitization Facility

In 2010, Styron Receivable Funding Ltd. (“SRF”), a VIE in which the Company is the primary beneficiary, executed an agreement for an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”). As of December 31, 2022, the Accounts Receivable Securitization Facility permits borrowings by two of the Company’s subsidiaries, Trinseo Europe GmbH (“TE”) and Trinseo Export GmbH (“Trinseo Export”), up to a total of $150.0 million. As noted in the table above, in September 2021, the Company extended the maturity date of the facility to November 2021 and then further amended the facility in November 2021, which included extension of the maturity date to November 2024. As amended, the Accounts Receivable Securitization Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates, as well as fixed charges of 0.80% on available, but undrawn commitments. There were $0.4 million of fees incurred in connection with amending the facility which were capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet and are being amortized over the five-year term of the facility using the straight-line method.

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

NOTE 13—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk and commodity price risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swap agreements, forward contracts, or options. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded in the consolidated balance sheets at fair value. Refer to Note 14 for fair value disclosures related to these instruments.

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

As of December 31, 2022, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $519.1 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2022:

December 31,
Buy / (Sell)	2022
Euro	$(394.7)
Chinese Yuan	$(49.7)
South Korean Won	$(20.5)
Swiss Franc	$(15.7)
New Taiwan Dollar	$14.1

Open foreign exchange forward contracts as of December 31, 2022 have maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of December 31, 2022.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of December 31, 2022, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. Certain of these commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of December 31, 2022 had maturities occurring over a period of 12 months and had a notional value of approximately 240 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of December 31, 2022 had maturities occurring over a period of 27 months and had a notional value of approximately 879 thousand megawatt hours of natural gas purchases.

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

Under the terms of the swap agreements, with a net notional U.S. dollar equivalent of $200.0 million and an effective date of September 29, 2017, the Company was required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR from the counterparties. These interest rate swap agreements matured in September 2022, and the Company has no remaining open interest rate swap agreements as of December 31, 2022.

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

Effective April 1, 2018, in conjunction with the adoption of new hedge accounting guidance, the Company elected as an accounting policy to re-designate the 2017 CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the 2017 CCS included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of December 31, 2022, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.

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

For the third quarter of 2020, based on the value of the Company’s net investment in certain of its European subsidiaries, a portion of the 2020 CCS was not a highly effective hedge. As a result, the Company de-designated €16.1 million of the 2020 CCS from being a net investment hedge for the third quarter of 2020, pursuant to which changes in the fair value of this non-hedged component were recognized within “Other expense (income), net” in the consolidated statements of operations during the third quarter of 2020. For the fourth quarter of 2020, the Company’s 2020 CCS returned to being a highly effective hedge and thus it was re-designated in its entirety as a net investment hedge.

On April 7, 2022, the Company settled its existing 2020 CCS, which were set to mature in November 2022. Upon settlement of the 2020 CCS, the Company realized net cash proceeds of $1.9 million.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2022
	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(4,693.2)	$(112.9)	$7.2

Effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(6.1)	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(1.2)	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$2.4	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$49.0
Commodity economic hedges
Amount of loss recognized in income	$(6.6)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2021
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(4,128.6)	$(79.4)	$(22.0)	$(9.5)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$1.0	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(3.5)	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$7.4	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(22.0)	$63.2

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2020
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(2,423.5)	$(43.6)	$7.3	$(7.9)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of loss reclassified from AOCI into income	$(0.8)	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(2.4)	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$8.6	$—	$—
Amount of loss recognized in income (1)	$—	$—	$—	$(0.8)

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$7.3	$(26.3)
(1)	Amount represents the change in fair value of the portion of the 2020 CCS that was de-designated from hedge accounting for the third quarter of 2020.

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the years ended December 31, 2022, 2021, and 2020:

	Gain (Loss) Recognized in AOCI on Balance Sheets
	Year Ended
	December 31,
	2022	2021	2020
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$—	$2.3	$(1.4)
Commodity cash flow hedges	(15.1)	—	—
Interest rate swaps	2.2	3.6	(4.4)
Total	$(12.9)	$5.9	$(5.8)
Designated as Net Investment Hedges
Cross currency swaps (CCS) (1)	$15.8	$44.1	$(41.0)
Total	$15.8	$44.1	$(41.0)
(1)	Amount for the year ended December 31, 2020 includes the effect on AOCI from the 2017 CCS through its settlement on February 26, 2020 and the effect on AOCI from the 2020 CCS from when it was entered into on February 26, 2020 through December 31, 2020.

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Year Ended
	December 31,
	2022	2021	2020
Settlements and changes in the fair value of forward contracts (not designated as hedges) (1)	$49.0	$63.2	$(26.3)
Remeasurement of foreign currency-denominated assets and liabilities	$(41.0)	$(61.9)	$24.4
Total	$8.0	$1.3	$(1.9)
(1)	Amounts do not include the gain (loss) of $(22.0) million and $7.3 million, respectively, recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business during the years ended December 31, 2021 and 2020.

The Company expects to reclassify in the next twelve months an approximate $11.3 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of December 31, 2022, based on current commodity price indices.

The following tables summarize the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the consolidated balance sheets:

	December 31, 2022
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.2	$—	$—	$0.2
Gross derivative asset position	0.2	—	—	0.2
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$0.1	$—	$—	$0.1
Liability Derivatives:
Accounts payable	$(11.1)	$(5.3)	$(11.3)	$(27.7)
Other noncurrent obligations	—	(1.3)	(0.9)	(2.2)
Gross derivative liability position	(11.1)	(6.6)	(12.2)	(29.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(11.0)	$(6.6)	$(12.2)	$(29.8)
Total net derivative position	$(10.9)	$(6.6)	$(12.2)	$(29.7)

	December 31, 2021
	Foreign
	Exchange	Interest	Cross
Balance Sheet	Forward	Rate	Currency
Classification	Contracts	Swaps	Swaps	Total
Asset Derivatives:
Accounts receivable, net of allowance	$2.3	$—	$—	$2.3
Gross derivative asset position	2.3	—	—	2.3
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$2.2	$—	$—	$2.2
Liability Derivatives:
Accounts payable	$(1.3)	$(2.2)	$(17.4)	$(20.9)
Gross derivative liability position	(1.3)	(2.2)	(17.4)	(20.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(1.2)	$(2.2)	$(17.4)	$(20.8)
Total net derivative position	$1.0	$(2.2)	$(17.4)	$(18.6)

Forward contracts, commodity swaps, interest rate swaps, and cross currency swaps are entered into with a limited number of counterparties, each of which allows for net settlement of all contracts through a single payment in a single currency in the event of a default on or termination of any one contract. As such, in accordance with the Company’s accounting policy, these derivative instruments are recorded on a net basis by counterparty within the consolidated balance sheets.

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2022 and 2021:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(11.0)	—	(11.0)
Commodity economic hedges—(Liabilities)	—	(6.6)	—	(6.6)
Commodity cash flow hedges—(Liabilities)	—	(12.2)	—	(12.2)
Total fair value	$—	$(29.7)	$—	$(29.7)

	December 31, 2021
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$2.2	$—	$2.2
Foreign exchange forward contracts—(Liabilities)	—	(1.2)	—	(1.2)
Interest rate swaps—(Liabilities)	—	(2.2)	—	(2.2)
Cross currency swaps—(Liabilities)	—	(17.4)	—	(17.4)
Total fair value	$—	$(18.6)	$—	$(18.6)

The Company uses an income approach to value its derivative instruments, utilizing discounted cash flow techniques, considering the terms of the contract and observable market information available as of the reporting date, such as interest rate yield curves, currency spot and forward rates, and commodity spot and forward rates. Significant inputs to the valuation for these derivative instruments are obtained from broker quotations or from listed or over-the-counter market data, and are classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

In connection with the Company’s strategy to focus efforts and increase investments in certain product offerings serving applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the potential disposition of its styrene monomer assets in Boehlen, Germany. In late 2020, the Company completed its evaluation of the assets and decided to continue operating them, however the assessment of the long-lived asset group for impairment indicated that the carrying value was not recoverable when compared to the expected undiscounted future cash flows generated from the assets. The fair value of the depreciable assets was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. In the fourth quarter of 2022, the Company decided to close this plant in connection with the asset restructuring plan. Refer to Note 21 for further information.

As a result of the fair value measurements performed, the Company recorded impairment losses on the Boehlen styrene monomer assets of $6.3 million, $5.8 million and $11.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. These impairment losses reflect the initial impairment loss taken in March of 2020, as well as subsequent impairment losses related to ongoing capital expenditures at the Boehlen styrene monomer facility that were determined to be impaired. These losses are recorded within “Impairment and other charges” on the consolidated statements of operations and are allocated to the Feedstocks segment. As of December 31, 2022 and 2021, the value of the Boehlen styrene monomer assets recorded within the Company’s consolidated balance sheets was $3.2 million and $3.4 million, respectively.

During the year ended December 31, 2022, the Company recorded a $297.1 million goodwill impairment loss related to the PMMA business and Aristech Surfaces reporting units. Refer to Note 10 for further information. There were no other financial assets and no financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2022 and 2021:

	As of	As of
	December 31, 2022	December 31, 2021
2029 Senior Notes	$292.3	$460.2
2028 Term Loan B	687.1	737.4
2025 Senior Notes	416.9	509.4
2024 Term Loan B	645.6	667.5
Total fair value	$2,041.9	$2,374.5

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of December 31, 2022 and 2021.

NOTE 15—INCOME TAXES

Income (loss) from continuing operations before income taxes earned within and outside the United States is shown below:

	Year Ended
	December 31,
	2022	2021	2020
United States	$(161.9)	$55.5	$56.8
Outside of the United States	(307.7)	295.0	48.6
Income before income taxes	$(469.6)	$350.5	$105.4

The provision for income taxes is composed of:

	Year Ended			Year Ended			Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$20.9	$(56.3)	$(35.4)	$5.9	$4.4	$10.3	$3.3	$11.9	$15.2
U.S. state and other	4.3	(10.3)	(6.0)	1.7	0.8	2.5	2.8	1.8	4.6
Non-U.S.	26.5	(26.7)	(0.2)	65.4	(7.3)	58.1	28.7	(5.8)	22.9
Total	$51.7	$(93.3)	$(41.6)	$73.0	$(2.1)	$70.9	$34.8	$7.9	$42.7

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2022	2021	2020
Taxes at U.S. statutory rate(1)	$(98.6)	$73.6	$22.2
State and local income taxes	(6.8)	2.2	4.0
Non U.S. statutory rates, including credits	13.0	(9.2)	2.4
Unremitted earnings	(5.9)	6.3	4.9
Change in valuation allowances(2)(3)	(5.8)	(17.7)	(7.7)
Uncertain tax positions	(0.9)	(1.0)	(0.6)
Withholding taxes	5.5	6.9	3.5
Share-based compensation	0.7	0.1	1.5
Non-deductible interest	1.2	1.0	3.0
Non-deductible other expenses	11.2	2.7	0.6
Provision to return adjustments	(1.6)	3.1	5.0
U.S. Base Erosion and Anti-Abuse Tax	—	—	3.1
Swiss deferred tax asset revaluation(3)	19.7	—	—
Goodwill impairment(4)	19.7	—	—
European Commission request for information(5)	7.6	—	—
Other—net	(0.6)	2.9	0.8
Total provision for income taxes	$(41.6)	$70.9	$42.7
Effective tax rate	9%	20%	40%
(1)	The U.S. statutory rate of 21% has been used as management believes it is more meaningful to the Company.
(2)	The year ended December 31, 2021 includes a $16.3 million one-time deferred tax benefit recorded due to the release of a valuation allowance, as a result of improvements in business operations and projected future results of the Company’s subsidiaries in China.
(3)	The year ended December 31, 2022 includes an impact of $19.7 million for the revaluation of the Company’s deferred tax assets in Switzerland. Additionally, a corresponding valuation allowance of $4.4 million was released.
(4)	The year ended December 31, 2022 includes an impact of $19.7 million for the portion of the goodwill impairment which the Company cannot take a benefit for tax purposes.
(5)	The year ended December 31, 2022 includes an impact of $7.6 million related to the settlement payment for the European Commission request for information, for which the Company estimates no tax benefit.

Provision for income taxes decreased by $112.5 million from 2021 to 2022 primarily due to the $820.1 million decrease in income from continuing operations before income taxes, in addition to a release of a valuation allowance of $8.5 million in 2022, as a result of improvements in business operations and projected future results of the Company’s Luxembourg subsidiary. Offsetting this decrease was the revaluation of the Company’s net deferred tax assets in Switzerland which resulted in a one-time deferred tax expense of $15.3 million.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2022		2021
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards(1)	$121.6	$—	$98.5	$—
Unremitted earnings	—	29.8	—	35.7
Unconsolidated affiliates	—	15.1	—	15.3
Other accruals and reserves	32.5	—	29.8	—
Property, plant and equipment	—	81.2	—	97.2
Goodwill and other intangible assets(2)	88.7	—	70.7	—
Accrued interest	19.2	—	6.9	—
Employee benefits	20.0	—	44.4	—
	282.0	126.1	250.3	148.2
Valuation Allowance(1)(3)	(118.4)	—	(127.7)	—
Total	$163.6	$126.1	$122.6	$148.2

(1)	For the year ended December 31, 2021, $63.3 million of net operating losses were written off related to Trinseo S.A., our former parent company, that was merged into Trinseo PLC (refer to Note 1), offset by the write off of a $63.3 million associated valuation allowance.
(2)	Includes the impact of Swiss federal and cantonal tax reform of $2.8 million and $41.1 million, respectively, as of December 31, 2022 and $3.4 million and $62.1 million, respectively, as of December 31, 2021, measured at period-end exchange rates. See discussion below for further information.
(3)	Includes a valuation allowance of $20.1 million and $25.8 million as of December 31, 2022 and 2021, respectively, related to Swiss cantonal tax reform, measured at period-end exchange rates. See discussion below for further information.

As of December 31, 2022 and 2021, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated.

Operating loss carryforwards amounted to $582.1 million in 2022 and $389.4 million in 2021. As of December 31, 2022, $21.6 million of the operating loss carryforwards were subject to expiration in 2023 through 2027, and $560.4 million of the operating loss carryforwards expire in years beyond 2027 or have an indefinite carryforward period. The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in Luxembourg and Switzerland of $118.4 million as of December 31, 2022 and $127.7 million as of December 31, 2021.

Swiss federal and cantonal tax reform was enacted on August 6, 2019 and October 25, 2019, respectively, and includes measures such as, the elimination of certain preferential tax regimes and implementation of new tax rates at both the federal and cantonal levels. It also includes transitional relief measures which may provide for future tax deductions. The Company believes it is more likely than not that a portion of this deferred tax benefit recorded as a result of these cantonal tax law changes, will not be realized during the utilization period provided by the legislation, spanning 2023 through 2029. This is based on the Company’s estimate of future taxable income in Switzerland, which was determined using management’s judgment and assumptions about various factors, such as: historical experience and results, cyclicality of the business, implications of COVID-19, recent acquisitions and divestitures, and future industry and macroeconomic conditions and trends possible during the aforementioned utilization period. As a result, the Company recorded a $25.3 million valuation allowance as of December 31, 2019. During the second quarter of 2022, Trinseo revalued its deferred tax assets in Switzerland, as well as adjusted the related valuation allowance. Trinseo reduced the deferred tax asset by $19.7 million and released a corresponding valuation allowance of $4.4 million. As of December 31, 2022, due to foreign exchange translation, the total valuation allowance recorded is $20.1 million.

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

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2019	$9.0
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	0.3
Decreases related to prior year tax positions	(0.5)
Settlement of uncertain tax positions	(0.9)
Decreases due to expiration of statues of limitations	—
Balance as of December 31, 2020	$8.5
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(0.2)
Settlement of uncertain tax positions	(1.4)
Decreases due to expiration of statues of limitations	—
Balance as of December 31, 2021	$7.5
Increases related to current year tax positions	0.7
Increases related to prior year tax positions	0.1
Decreases related to prior year tax positions	(0.4)
Settlement of uncertain tax positions	(0.3)
Decrease due to expiration of statutes of limitations	(1.1)
Balance as of December 31, 2022	$6.5

In regard to unrecognized tax benefits, the Company recognized expense related to interest and penalties of $0.4 million and $0.3 million during the years ended December 31, 2022 and 2021, respectively. The Company recognized a benefit related to interest and penalties of $0.4 million during the year ended December 31, 2020. Interest and penalties related to unrecognized tax benefits were included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2022 and 2021, the Company had $1.4 million and $1.8 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $7.2 million will impact the Company’s effective tax rate.

As of December 31, 2022, there are no unrecognized tax benefits that the Company anticipates could be realized within the next 12 months due to the expiration of the statute of limitations in certain jurisdictions, including the impact relating to accrued interest and penalties.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below.

Major Tax Jurisdictions	Earliest Open Year
United States: Federal income tax	2019
Germany	2014
Switzerland	2017
Netherlands	2017
Luxembourg	2012
China	2012
Hong Kong	2006
Indonesia	2017
Italy	2010

NOTE 16—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination. Those properties include Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of December 31, 2022 and 2021, the Company had $3.5 million (adjusted for foreign currency rates) and $4.4 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts under which it is required to purchase certain minimum volumes at current market prices. These commitments have remaining terms ranging from one to four years. The following table presents the fixed and determinable portion (based on current pricing indexes) of the minimum obligation under the Company’s purchase commitments with remaining contract terms in excess of one year as of December 31, 2022:

Annual Commitment
2023	2024	2025	2025	2027	Thereafter	Total
$478.6	$492.8	$274.8	$61.4	$41.9	$—	$1,349.5

In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the obligations shown in the table above.

During the year ended December 31, 2022, the Company recorded a one-time charge within “Cost of sales” in the consolidated statement of operations of approximately $18.1 million related to estimated raw material purchase contract obligations.

Asset Retirement Obligations

The Company has built certain manufacturing facilities on leased land and is required to remove these facilities at the end of the corresponding contract term. Legal obligations for these demolition and decommissioning activities exist in connection with the retirement of these assets triggered upon closure of the facilities. In instances when the Company plans to continue operations at these facilities indefinitely, and therefore, a reasonable estimate of fair value cannot be determined, an asset retirement obligation is not recognized.

In connection with the asset restructuring plan as described within Note 21, the Company concluded the Boehlen, Germany site no longer had an indeterminate life. Accordingly, during the year ended December 31, 2022, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated during the year ended December 31, 2022.

Balance at
Change in asset retirement obligation	December 31, 2022
Balance at beginning of period	$—
Obligations incurred	35.1
Settlements	(0.5)
Accretion expense	0.2
Currency translation adjustment	1.0
Balance at end of period	$35.8

Accretion expense is included within “Selling, general and administrative expenses” in the consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the consolidated balance sheets. As of December 31, 2022, the current portion was $25.3 million, and the long-term portion was $10.5 million. There were no balances recorded as of December 31, 2021.

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

Synthos Matter

On November 21, 2022, the Company received formal notice from the German Arbitration Institute that Synthos had initiated an arbitration dispute on October 14, 2022 against Trinseo and its following subsidiaries: Trinseo Deutschland GmbH, Trinseo Belgium BV, Trinseo Europe GmbH, and Trinseo Export GmbH, related to Synthos’ purchase of Trinseo’s Rubber Business in 2021.

As discussed in Note 5, Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking non-monetary restitution and monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021.

The Company believes it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

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

As a result of further developments in this matter, during the first quarter of 2022, the Company recorded a charge of $35.6 million, which was included within “Impairment and other charges” on the consolidated statement of operations. In November 2022, the Company reached a final settlement with the European Commission in respect of this matter of $33.8 million, adjusted for foreign exchange rate impacts, which was subsequently paid in full in December 2022.

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

Assumptions

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Defined Benefit			U.S. Defined Benefit
	Pension Plans			Pension Plans (1)

	Pension Plan Obligations
	December 31,
	2022	2021	2020	2022	2021
Discount rate for projected benefit obligation	3.51%	1.10%	0.74%	5.53%	2.92%
Rate of increase in future compensation levels	3.01%	2.90%	2.84%	3.00%	3.00%

	Non-U.S. Defined Benefit			U.S. Defined Benefit
	Pension Plans			Pension Plans (1)

	Net Periodic Benefit Costs
	December 31,
	2022	2021	2020	2022	2021
Discount rate for projected benefit obligation	1.10%	0.74%	1.02%	2.92%	3.09%
Discount rate for service cost	1.20%	0.78%	1.04%	3.00%	3.20%
Discount rate for interest cost	0.93%	0.57%	0.79%	2.44%	2.37%
Rate of increase in future compensation levels	2.90%	2.84%	2.80%	3.00%	3.00%
Expected long-term rate of return on plan assets	0.84%	0.66%	0.82%	5.40%	5.89%
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no assumptions used to determine pension plan obligations or net periodic benefit costs as of and for the year ended December 31, 2020.

The weighted average assumptions used to determine other postretirement benefit (“OPEB”) obligations and net periodic benefit costs are provided below:

	OPEB Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Discount rate for accumulated postretirement benefit obligation	6.01%	2.90%	3.11%	2.90%	3.11%	3.48%
Discount rate for service cost	N/A	N/A	N/A	2.99%	3.32%	3.61%
Discount rate for interest cost	N/A	N/A	N/A	2.42%	2.34%	3.08%
Initial health care cost trend rate	6.25%	6.00%	6.25%	6.00%	6.25%	6.70%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2028	2026	2026	2026	2026	2025

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

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Non-U.S. Defined Benefit Pension Plans			U.S. Defined Benefit Pension Plans (2)			Other Postretirement Benefit Plans
	December 31,			December 31,			December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net periodic benefit cost(1)
Service cost	$12.2	$16.0	$13.2	$0.9	$0.5	$—	$0.1	$0.1	$—
Interest cost	3.4	2.5	3.1	0.8	0.5	—	0.2	0.1	0.2
Expected return on plan assets	(1.1)	(1.0)	(1.2)	(0.9)	(0.7)	—	—	—	—
Amortization of prior service credit	(0.4)	(0.9)	(1.2)	—	—	—	(0.1)	—	—
Amortization of net (gain) loss	2.5	6.3	4.0	—	—	—	(0.1)	(0.1)	(0.1)
Settlement and curtailment (gain) loss	(3.5)	(1.6)	0.7	(0.5)	0.1	—	—	—	—
Net periodic benefit cost	$13.1	$21.3	$18.6	$0.3	$0.4	$—	$0.1	$0.1	$0.1
Amounts recognized in other comprehensive income (loss)
Net (gain) loss	$(82.7)	$(35.5)	$25.3	$(2.0)	$0.7	$—	$(3.7)	$(0.2)	$0.3
Amortization of prior service credit	0.4	0.9	1.2	—	—	—	0.1	—	—
Amortization of net gain (loss)	(2.5)	(6.3)	(4.0)	—	—	—	0.1	0.1	0.1
Settlement and curtailment gain (loss)	3.5	1.6	(0.7)	0.5	(0.1)	—	—	—	—
Prior service credit	(0.2)	(2.4)	—	—	—	—	—	—	—
Total recognized in other comprehensive income (loss)	(81.5)	(41.7)	21.8	(1.5)	0.6	—	(3.5)	(0.1)	0.4
Net periodic benefit cost	13.1	21.3	18.6	0.3	0.4	—	0.1	0.1	0.1
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(68.4)	$(20.4)	$40.4	$(1.2)	$1.0	$—	$(3.4)	$—	$0.5
(1)	Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the consolidated statements of operations.
(2)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there was no net periodic benefit costs for the year ended December 31, 2020.

The changes in the pension benefit obligations, the fair value of plan assets, and the funded status of all significant plans for the years ended December 31, 2022 and 2021 were as follows:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans		Benefit Plans
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Change in projected benefit obligations
Benefit obligation at beginning of period	$393.8	$446.5	$30.5	$—	$7.5	$6.7
Service cost	12.2	16.0	0.9	0.5	0.1	0.1
Interest cost	3.4	2.5	0.8	0.5	0.2	0.1
Plan participants’ contributions	1.5	1.7	—	—	—	—
Actuarial changes in assumptions and experience (1)	(113.8)	(28.1)	(6.5)	1.2	(3.7)	(0.2)
Benefits paid from fund	(0.9)	(1.1)	—	—	—	—
Benefit payments by employer	(4.2)	(2.9)	(1.7)	(0.2)	(0.1)	—
Acquisitions (2)	—	6.7	—	31.5	—	0.8
Plan amendments	(0.1)	(2.4)	—	—	—	—
Curtailments	(0.9)	(3.3)	—	—	—	—
Settlements	(11.1)	(10.1)	(8.1)	(3.0)	—	—
Currency impact	(22.5)	(31.7)	—	—	—	—
Benefit obligation at end of period	$257.4	$393.8	$15.9	$30.5	$4.0	$7.5
Change in plan assets
Fair value of plan assets at beginning of period	$139.1	$157.1	$18.0	$—	$—	$—
Actual return on plan assets	(30.9)	(1.1)	(3.6)	1.3	—	—
Settlements	(11.1)	(10.1)	(8.1)	(3.0)	—	—
Employer contributions	6.3	5.7	2.4	1.1	0.1	—
Plan participants’ contributions	1.5	1.7	—	—	—	—
Benefits paid	(5.0)	(4.0)	(1.7)	(0.2)	(0.1)	—
Acquisitions (2)	—	0.7	—	18.8	—	—
Currency impact	(7.4)	(10.9)	—	—	—	—
Fair value of plan assets at end of period	92.5	139.1	7.0	18.0	—	—
Funded status at end of period	$(164.9)	$(254.7)	$(8.9)	$(12.5)	$(4.0)	$(7.5)
(1)	The actuarial gain incurred during the years ended December 31, 2022 and 2021 was primarily due to the increase in discount rates during the years.
(2)	Amount as of December 31, 2021 relates primarily to the pension liabilities assumed in conjunction with the PMMA Acquisition.

The net amounts recognized in the consolidated balance sheets as of December 31, 2022 and 2021 were as follows:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans		Benefit Plans
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Net amounts recognized in the balance sheets as of December 31
Current liabilities	$(4.9)	$(4.5)	$—	$—	$(0.1)	$(0.2)
Noncurrent liabilities	(160.0)	(250.2)	(8.9)	(12.5)	(3.9)	(7.3)
Net amounts recognized in the balance sheet	$(164.9)	$(254.7)	$(8.9)	$(12.5)	$(4.0)	$(7.5)
Accumulated benefit obligation at the end of the period	$242.8	$367.7	$14.0	$27.4	$4.0	$7.5
Pretax amounts recognized in AOCI as of December 31
Net prior service credit	$(1.6)	$(2.4)	$—	$—	$—	$—
Net loss (gain)	(30.6)	51.6	(0.9)	0.6	(5.1)	(1.6)
Total at end of period	$(32.2)	$49.2	$(0.9)	$0.6	$(5.1)	$(1.6)

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

						2028
						through
	2023	2024	2025	2026	2027	2032	Total
Non-U.S. defined benefit pension plans	$8.9	$7.9	$9.6	$10.7	$11.5	$70.1	$118.7
U.S. defined benefit pension plans	1.0	0.8	0.9	1.0	1.1	6.3	11.1
Other postretirement benefit plans	0.1	0.2	0.3	0.3	0.3	1.9	3.1
Total	$10.0	$8.9	$10.8	$12.0	$12.9	$78.3	$132.9

The Company estimates it will make cash contributions, including benefit payments for unfunded plans, of $13.1 million in 2023 to the defined benefit pension plans.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2022 and 2021:

	Non-U.S. Defined		U.S. Defined Benefit
	Benefit Pension Plans		Pension Plans
Projected Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2022	2021	2022	2021
Projected benefit obligations	$195.9	$294.2	$15.9	$30.5
Fair value of plan assets	$31.1	$39.6	$7.0	$18.0

	Non-U.S. Defined		U.S. Defined Benefit
	Benefit Pension Plans		Pension Plans
Accumulated Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2022	2021	2022	2021
Accumulated benefit obligations	$177.0	$268.1	$14.0	$27.9
Fair value of plan assets	$26.4	$39.6	$7.0	$18.0

Plan Assets

Plan assets totaled $99.5 million as of December 31, 2022 and $157.1 million as of December 31, 2021, consisting primarily of investments in insurance contracts, as well as equity and debt securities.

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

The following plan assets are measured at fair value on a recurring basis:

	December 31, 2022
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Basis of Fair Value Measurements	Total	(Level 1)	(Level 2)	(Level 3)
U.S. defined benefit pension plans:
Cash	$—	$—	$—	$—
Investments measured at net asset value(1):
Equities	4.3	—	—	—
Debt	2.7	—	—	—
Total U.S. defined benefit pension plan assets	$7.0	$—	$—	$—

Non-US defined benefit pension plans:
Insurance contracts	$92.5	$—	$—	$92.5
Total non-U.S. defined benefit pension plan assets	$92.5	$—	$—	$92.5

	December 31, 2021
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Basis of Fair Value Measurements	Total	(Level 1)	(Level 2)	(Level 3)
U.S. defined benefit pension plans:
Cash	$0.5	$0.5	$—	$—
Investments measured at net asset value(1):
Equities	10.6	—	—	—
Debt	6.9	—	—	—
Total U.S. defined benefit pension plan assets	$18.0	$0.5	$—	$—

Non-US pension plans:
Insurance Contracts	$139.1	$—	$—	$139.1
Total non-U.S. defined benefit pension plan assets	$139.1	$—	$—	$139.1
(1)	The Company elected to presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3):

	Insurance Contracts
Fair Value Measurements of Plan Assets Using	Year ended December 31,
Significant Unobservable Inputs (Level 3)	2022	2021
Balance at beginning of period	$139.1	$157.1
Actual return on assets	(30.9)	(1.1)
Settlements	(11.1)	(10.1)
Employer contributions	6.3	5.7
Plan participant contributions	1.5	1.7
Benefits paid	(5.0)	(4.0)
Acquisitions	-	0.7
Transfers out of Level 3, net	-	-
Currency impact	(7.4)	(10.9)
Balance at end of period	$92.5	$139.1

The asset allocation for the Company’s pension plans as of December 31, 2022 and 2021, and the target allocation for 2023, by asset category are as follows:

	Target
	Allocation	Allocation at December 31,
Asset category	2023	2022	2021
U.S. defined benefit pension plans:
Equities	60.0%	62.0%	58.6%
Debt	40.0%	38.0%	38.3%
Other	—	—	3.1%
Total U.S. defined benefit pension plans	100.0%	100.0%	100.0%
Non-U.S. defined benefit pension plans:
Insurance contracts	100.0%	100.0%	100.0%
Total non-U.S. defined benefit pension plans	100.0%	100.0%	100.0%

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

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including Hong Kong, Korea, The Netherlands, Indonesia, Taiwan, and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. During the years ended December 31, 2022, 2021, and 2020, the Company contributed $15.0 million, $11.1 million, and $10.9 million, respectively, to the defined contribution plans.

Multiemployer Plans

In January 2022, the Company closed the multiemployer plan in The Netherlands for a closed population of employees, and the employees were provided with a defined contribution plan. The Company’s contributions to the plan were generally determined as a percentage of the participants’ salaries. During the year ended December 31, 2022, the Company made contributions of $0.6 million to the plan. During the years ended December 31, 2021 and 2020, the Company recorded expense of $3.9 million, and $4.1 million, respectively, related to the plan, and made contributions of $3.9 million, and $4.0 million, respectively, to the plan.

NOTE 18—SHARE-BASED COMPENSATION

Summary of Share-based Compensation Expense

Share-based compensation expense, which is recorded within “Selling, general and administrative expenses” in the consolidated statements of operations, was as follows for the years ended December 31, 2022, 2021, and 2020. Share amounts in the tables below are in whole numbers, unless otherwise indicated.

				As of
				December 31, 2022
	Year Ended December 31,			Unrecognized	Weighted
	2022	2021	2020	Compensation Cost	Average Years
2014 Omnibus Plan Awards
RSUs	$10.9	$8.0	$6.4	$9.1	1.6
Option Awards	5.0	4.7	2.8	1.9	1.3
PSUs	2.7	2.5	1.9	3.7	1.8
Total share-based compensation expense	$18.6	$15.2	$11.1

2014 Omnibus Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014 and amended on June 19, 2019, June 9, 2020, October 8, 2021, and June 14, 2022 under which 6.2 million ordinary shares is the maximum number that may be delivered upon satisfaction of awards granted. Following the IPO, all equity-based awards granted by the Company have been granted under the 2014 Omnibus Plan, which provides for awards of share options, share appreciation rights, restricted shares, unrestricted shares, share units, performance awards, cash awards and other awards convertible into or otherwise based on ordinary shares of the Company. Since the IPO, the board of directors of the Company has approved equity award grants for certain directors, executives, and employees, including RSUs, option awards, and PSUs. When these awards vest or exercise, shares are issued from shares authorized unless use of treasury shares is authorized by shareholders.

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

The following table summarizes the activity for RSUs during the year ended December 31, 2022:

		Weighted Average
		Grant Date
Restricted Share Units	Shares	Fair Value per Share
Unvested, December 31, 2021	577,912	$41.96
Granted	213,211	49.75
Vested	(172,213)	49.22
Forfeited	(45,048)	45.09
Unvested, December 31, 2022	573,862	$42.43

The following table summarizes the weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2022, 2021, and 2020 as well as the total fair value of awards vested during those periods:

	Restricted Share Units
	Weighted Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2022	$49.75	$8.5
Year Ended December 31, 2021	$58.26	$5.7
Year Ended December 31, 2020	$24.13	$6.1

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

Compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The following table summarizes the activity for option awards during the year ended December 31, 2022:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
Option Awards	Shares	per share	Term (years)	Value
Outstanding as of December 31, 2021	1,309,389	$48.78
Granted	192,175	58.20
Exercised	(119,179)	24.74
Forfeited	(31,978)	51.64
Expired	(20,724)	64.32
Outstanding as of December 31, 2022	1,329,683	$51.99	5.7	$0.1
Exercisable as of December 31, 2022	804,776	$54.15	4.7	$0.1
Expected to vest as of December 31, 2022	524,907	$48.67	7.3	$—

During the years ended December 31, 2022, 2021, and 2020, the total intrinsic value of option awards exercised was $3.1 million, $13.6 million, and $1.9 million, respectively. The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of said awards and the expected volatility of the price of the Company’s ordinary shares.

The expected volatility used in the Black-Scholes model for option awards granted is based on the publicly traded history of the Company’s ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For all grants of option awards presented herein, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

The following are the weighted average assumptions used within the Black-Scholes pricing model for grants during the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.50	5.50	5.50
Expected volatility	48.72%	48.69%	39.93%
Risk-free interest rate	1.97%	0.79%	1.19%
Dividend yield	2.00%	1.81%	3.25%

Utilizing the above assumptions, the weighted average grant date fair value per option award granted in the years ended December 31, 2022, 2021, and 2020 was $22.51, $22.55, and $6.51, respectively.

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

The following table summarizes the activity for PSU awards during the year ended December 31, 2022, at target:

		Weighted Average
		Grant Date
Performance Share Units	Shares	Fair Value per Share
Unvested, December 31, 2021	172,929	$43.32
Granted	63,317	57.47
Vested	(46,028)	54.01
Cancelled (1)	(6,878)	54.01
Unvested, December 31, 2022	183,340	$45.12
(1)	During the year ended December 31, 2022, PSU award recipients earned 87% of the target PSU awards granted in 2019 based upon the Company’s total shareholder return relative to a pre-defined set of industry peer companies. As a result, the remaining 13% of the associated PSU awards were cancelled.

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

The following are the weighted average assumptions used within the Monte Carlo valuation model for grants during the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	3.00	3.00	3.00
Expected volatility	57.30%	58.00%	40.50%
Risk-free interest rate	1.73%	0.20%	1.16%
Share price	$58.64	$61.06	$24.30

Utilizing the above assumptions, the total grant date fair value for PSU awards granted in the years ended December 31, 2022, 2021, and 2020 was $3.6 million, $3.0 million and $2.5 million, respectively.

NOTE 19—RELATED PARTY TRANSACTIONS

The Company did not have any significant related party transactions during the years ended December 31, 2022, 2021, and 2020.

NOTE 20—SEGMENTS

The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition and the Aristech Surfaces Acquisition in 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Base Plastics segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. On January 1, 2023, the Base Plastics segment will be renamed as Plastics Solutions to better reflect Trinseo’s strategic focus on providing solutions in areas such as sustainability and material substitution. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, and ABS resins. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene primarily in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the years ended December 31, 2022, 2021, and 2020. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the years ended December 31, 2022, 2021, and 2020.

	Engineered	Latex	Base			Americas	Corporate
Year ended (1)	Materials	Binders	Plastics	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
December 31, 2022
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$102.2	$—	$102.2
Adjusted EBITDA(1)	71.6	110.8	91.0	99.3	(75.2)	102.2
Investment in unconsolidated affiliates	—	—	—	—	—	255.1	—	255.1
Depreciation and amortization	110.7	25.3	24.0	10.1	45.0	—	21.8	236.9
Capital expenditures	32.9	28.3	9.0	10.0	4.9	—	63.1	148.2
December 31, 2021
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$92.7	$—	$92.7
Adjusted EBITDA(1)	94.8	106.5	314.2	183.1	33.7	92.7
Investment in unconsolidated affiliates	—	—	—	—	—	247.8	—	247.8
Depreciation and amortization	71.9	25.1	23.4	10.0	11.5	—	25.6	167.5
Capital expenditures	28.7	29.3	11.9	9.6	13.4	—	24.8	117.7
December 31, 2020
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$67.0	$—	$67.0
Adjusted EBITDA(1)	34.6	76.6	106.0	79.4	3.2	67.0
Investment in unconsolidated affiliates	—	—	—	—	—	240.1	—	240.1
Depreciation and amortization	7.3	26.1	20.1	9.4	11.8	—	17.9	92.6
Capital expenditures	5.4	22.7	13.9	4.5	9.0	—	11.1	66.6
(1)	The Company’s primary measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations. Other companies in the industry may define segment Adjusted EBITDA differently than the Company, and as a result, it may be difficult to use segment Adjusted EBITDA, or similarly-named financial measures, that other companies may use to compare the performance of those companies to the Company’s segment performance.

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Year Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations before income taxes	$(469.6)	$350.5	$105.4
Interest expense, net	112.9	79.4	43.6
Depreciation and amortization	236.9	167.5	92.6
Corporate Unallocated(2)	88.0	95.6	81.7
Adjusted EBITDA Addbacks(3)	431.5	132.0	43.5
Segment Adjusted EBITDA	$399.7	$825.0	$366.8
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Net gain on disposition of businesses and assets	$(1.8)	$(0.6)	$(0.4)
Restructuring and other charges (Note 21)	15.9	9.0	5.6
Acquisition transaction and integration net costs (Note 4)	6.6	75.3	9.1
Acquisition purchase price hedge (gain) loss (Note 13)	—	22.0	(7.3)
Asset impairment charges or write-offs (Note 14)	6.3	6.8	11.0
European Commission request for information (Note 16)	36.2	—	—
Goodwill impairment charges (Note 10)	297.1	—	—
Other items (a)	71.2	19.5	25.5
Total Adjusted EBITDA Addbacks	$431.5	$132.0	$43.5
(a)	Other items for the years ended December 31, 2022 and 2021 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including our ERP upgrade project. Other items for the year ended December 31, 2020 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2020, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

Geographic Information

As of December 31, 2022, the Company operates 39 manufacturing plants and one recycling facility at 33 sites in 15 countries, inclusive of its joint venture. It also operates 11 R&D facilities globally, including technology and innovation development centers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location. The Company is incorporated under the existing laws of Ireland, as discussed in Note 1, which therefore represents its country of domicile. The Company has no sales generated from this country. The Company has $3.1 million of existing long-lived assets generated from this country as of December 31, 2022. The Company had no existing long-lived assets generated from this country as of December 31, 2021.

	As of and for the Year Ended
	December 31,
	2022	2021	2020
United States
Sales to external customers	$1,236.3	$928.7	$466.6
Long-lived assets	190.0	184.9	43.9
Right-of-use assets - operating, net	20.1	19.5	18.7
Europe
Sales to external customers	$2,684.8	$2,755.8	$1,453.0
Long-lived assets	388.0	410.3	269.1
Right-of-use assets - operating, net	52.3	61.9	53.9
Asia-Pacific
Sales to external customers	$914.9	$1,048.8	$753.4
Long-lived assets	107.6	114.5	118.1
Right-of-use assets - operating, net	3.7	3.9	5.2
Rest of World
Sales to external customers	$129.5	$94.2	$71.6
Long-lived assets	5.5	9.3	—
Right-of-use assets - operating, net	—	—	—
Total
Sales to external customers(1)	$4,965.5	$4,827.5	$2,744.6
Long-lived assets(2)	691.1	719.0	431.1
Right-of-use assets - operating, net(3)	76.1	85.3	77.8
(1)	Sales to external customers in Germany represented approximately 10% of the total for the year ended December 31, 2022, and approximately 12% of the total for each of the years ended December 31, 2021 and 2020. Sales to external customers in Hong Kong represented approximately 9%, 11%, and 14% of the total for the years ended December 31, 2022, 2021, and 2020, respectively. Sales to external customers in the Netherlands represented approximately 8% of the total for each of the years ended December 31, 2022, 2021, and 2020.
(2)	Long-lived assets in Germany represented approximately 12%, 12%, and 22% of the total as of December 31, 2022, 2021, and 2020, respectively. Long-lived assets in The Netherlands represented approximately 13%, 14%, and 26% of the total as of December 31, 2022, 2021, and 2020, respectively. Long-lived assets in Italy represented approximately 21%, 22%, and 6% of the total as of December 31, 2022, 2021, and 2020, respectively. Long-lived assets consist of property, plant and equipment, net, and finance lease ROU assets, net.
(3)	Operating lease ROU assets in The Netherlands represented approximately 46%, 48% and 66% of the total as of December 31, 2022, 2021, and 2020, respectively. Operating lease ROU assets in Ireland represented approximately 10% of the total as of December 31, 2022 and 2021. There were no balances in Ireland as of December 31, 2020.

.

NOTE 21—RESTRUCTURING

Refer to the narrative below for discussion of the Company’s restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the consolidated statements of operations. The following table provides detail of the Company’s restructuring charges for the years ended December 31, 2022, 2021, and 2020:

				Cumulative
	Year Ended December 31,			Life-to-date
	2022	2021	2020	Charges	Segment
Asset Restructuring Plan
Feedstocks:
Accelerated depreciation	$35.1	$—	$—	$35.1	Feedstocks
Employee termination benefits	3.9	—	—	3.9	Feedstocks
Contract terminations	0.4	—	—	0.4	Feedstocks
Decommissioning and other	3.3	—	—	3.3	Feedstocks
Base Plastics:
Accelerated depreciation	1.4	—	—	1.4	Base Plastics
Employee termination benefits	3.4	—	—	3.4	Base Plastics
Engineered Materials:
Accelerated depreciation	3.2	—	—	3.2	Engineered Materials
Employee termination benefits	2.4	—	—	2.4	Engineered Materials
Decommissioning and other	3.6	—	—	3.6	Engineered Materials
Asset Restructuring Plan subtotal	$56.7	$—	$—	$56.7
Corporate Restructuring Program
Accelerated depreciation	$—	$(0.4)	$2.5	$2.5
Employee termination benefits	(1.3)	0.3	2.5	17.1
Contract terminations	—	—	2.4	2.8
Decommissioning and other	0.1	—	0.2	0.3
Corporate Restructuring Program Subtotal	$(1.2)	$(0.1)	$7.6	$22.7	N/A(1)
Transformational Restructuring Program
Employee termination benefits	$0.1	$8.7	$—	$8.8
Transformational Restructuring Program Subtotal	$0.1	$8.7	$—	$8.8	N/A(1)
Other Restructurings	—	—	0.5		Various
Total Restructuring Charges	$55.6	$8.6	$8.1
(1)	As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

Refer to Note 16 for further information regarding the asset retirement obligation. The following tables provide a rollforward of the other liability balances associated with the Company’s restructuring activities as of December 31, 2022 and 2021. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the consolidated balance sheets. The liability balance as of December 31, 2022 primarily represents activity related to the asset restructuring plan and transformational restructuring program. The liability balance as of December 31, 2021 primarily represents activity related to the transformational restructuring program. No other individual restructuring activity had a material liability balance as of December 31, 2022 or 2021.

	Balance at			Balance at
	December 31, 2021	Expenses	Deductions(1)	December 31, 2022
Employee termination benefits	$10.0	$8.3	$(5.0)	$13.3
Contract terminations	—	0.4	(0.4)	—
Decommissioning and other	—	0.1	(0.1)	—
Total	$10.0	$8.8	$(5.5)	$13.3

	Balance at			Balance at
	December 31, 2020	Expenses	Deductions(1)	December 31, 2021
Employee termination benefits	$7.9	$9.0	$(6.9)	$10.0
Contract terminations	0.1	—	(0.1)	—
Total	$8.0	$9.0	$(7.0)	$10.0
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

Asset Restructuring Plan

In December 2022, the Company announced an asset restructuring plan designed to reduce costs, improve profitability, reduce exposure to cyclical markets and elevated natural gas prices, and address market overcapacity. The asset restructuring plan encompasses closure of certain underperforming or uncompetitive plants and product lines, including (i) closure of manufacturing operations at the styrene production facility in Boehlen, Germany, (ii) closure of one of its production lines at the Stade, Germany polycarbonate plant, and (iii) closure of the PMMA sheet manufacturing site in Matamoros, Mexico.

The program is expected to be substantially completed by the end of 2024. During the fourth quarter of 2022, the Company incurred accelerated depreciation charges of $39.7 million, employee termination benefit charges of $9.7 million, and contract termination charges of $0.4 million. The majority of these charges are expected to be paid throughout 2023. The accelerated depreciation charges included $35.1 million related to the asset retirement obligation at Boehlen, Germany. Refer to Note 16 for further information on the asset retirement obligation. The Company also incurred decommissioning and other charges of $6.9 million during the fourth quarter of 2022, which included a write-down of inventory and a reserve on a value-added tax receivable.

The Company expects to incur an incremental $20.1 million of contract termination charges, $5.1 million of decommissioning and other charges, and a limited amount of incremental employee termination benefit charges, the majority of which is expected to be paid by the end of 2024. The Company also expects to incur incremental accelerated depreciation charges of $3.2 million. Of the total incremental charges, $21.6 million is expected to be incurred in the Feedstocks segment, $1.6 million is expected to be incurred in the Base Plastics segment, and $5.2 million is expected to be incurred in the Engineered Materials segment.

Substantive production at the Boehlen facility and the one production line at the Stade facility ceased in 2022, and decommissioning activities began in December 2022. Substantive production at the Matamoros facility is expected to cease in the first quarter of 2023.

Transformational Restructuring Program

In May 2021, the Company approved the transformational restructuring program associated with the Company’s recent strategic initiatives. In connection with this restructuring program, during the year ended December 31, 2022, the Company incurred employee termination benefits charges of $0.1 million. The transformational restructuring program was substantially completed as of December 31, 2022, and the Company expects the employee benefit liability to be paid in 2023. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

Corporate Restructuring Program

In November 2019, the Company announced the corporate restructuring program associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency, which continued through the year ended December 31, 2022. The corporate restructuring program is completed as of December 31, 2022.

NOTE 22—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Year Ended December 31, 2022, 2021 and 2020	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2019	$(106.7)	$(56.3)	$0.6	$(162.4)
Other comprehensive loss	(2.3)	(18.3)	(9.0)	(29.6)
Amounts reclassified from AOCI to net income(1)	—	2.7	3.2	5.9
Balance as of December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income (loss)	(5.3)	28.4	3.4	26.5
Amounts reclassified from AOCI to net income(1)	—	9.9	2.5	12.4
Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(36.9)	65.0	(14.9)	13.2
Amounts reclassified from AOCI to net income(1)	—	(2.4)	5.1	2.7
Balance as of December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
(1)	The following is a summary of amounts reclassified from AOCI to net income for the years ended December 31, 2022, 2021, and 2020.

	Amount Reclassified from AOCI
	Year Ended December 31,			Statement of Operations
AOCI Components	2022	2021	2020	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$—	$(1.0)	$0.8	Cost of sales
Commodity cash flow hedges	6.1	—	—	Cost of sales
Interest rate swaps	1.2	3.5	2.4	Interest expense, net
Total before tax	7.3	2.5	3.2
Tax effect	(2.2)	—	—	Provision for (benefit from) income taxes
Total, net of tax	$5.1	$2.5	$3.2

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.5)	$(0.9)	$(1.2)	(a)
Net actuarial loss	2.3	7.1	4.4	(a)
Curtailment and settlement (gain) loss	(4.0)	8.4	0.7	(a)
Total before tax	(2.2)	14.6	3.9
Tax effect	(0.2)	(4.7)	(1.2)	Provision for (benefit from) income taxes
Total, net of tax	$(2.4)	$9.9	$2.7
(a)	These AOCI components are included in the computation of net periodic benefit costs. Refer to Note 17 for further information.

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

The following table presents basic EPS and diluted EPS for the years ended December 31, 2022, 2021, and 2020.

	Year Ended
	December 31,
(in millions, except per share data)	2022	2021	2020
Earnings:
Net income (loss) from continuing operations	$(428.0)	$279.6	$62.7
Net income (loss) from discontinued operations	(2.9)	160.4	(54.8)
Net income (loss)	$(430.9)	$440.0	$7.9
Shares:
Weighted average ordinary shares outstanding	35.9	38.7	38.3
Dilutive effect of RSUs, option awards, and PSUs(1)	—	0.9	0.3
Diluted weighted average ordinary shares outstanding	35.9	39.6	38.6
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	(11.91)	7.22	1.63
Discontinued operations	(0.08)	4.15	(1.43)
Income (loss) per share—basic	$(11.99)	$11.37	$0.20
Income (loss) per share—diluted:
Continuing operations	(11.91)	7.07	1.62
Discontinued operations	(0.08)	4.05	(1.42)
Income (loss) per share—diluted	$(11.99)	$11.12	$0.20
(1)	Refer to Note 18 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss from continuing operations for the year ended December 31, 2022, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share were 0.6 million and 1.1 million for the years ended December 31, 2021 and 2020, respectively.

..

NOTE 24 – LEASES

The Company's ROU assets and lease liabilities are classified on its consolidated balance sheets as follows:

	December 31,
	2022	2021	Location on Balance Sheet
Operating lease ROU assets, net	$76.1	$85.3	Right-of-use assets - operating, net
Finance lease ROU assets, net	7.7	3.7	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	17.1	18.4	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	60.2	69.2	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	1.5	2.7	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	6.2	1.0	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

	Year Ended
	December 31,
	2022	2021	2020
Finance lease cost:
Amortization of lease ROU assets	$2.4	$2.7	$2.7
Interest on lease liabilities	0.1	0.1	0.2

Operating lease cost:	21.3	20.7	21.0
Variable lease cost	0.3	0.1	0.3
Total lease cost	$24.1	$23.6	$24.2

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Year Ended
	December 31,
	2022	2021	2020
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$22.3	$21.4	$19.3
Operating cash flows from finance leases	0.1	0.1	0.2
Financing cash flows from finance leases	2.4	2.7	2.7

Non-cash lease liability activity:
ROU assets obtained in exchange for new operating lease liabilities	$12.2	$29.0	$20.5
ROU assets obtained in exchange for new finance lease liabilities	6.3	0.2	3.0

As of December 31, 2022, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	2023	2024	2025	2026	2027	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating leases	$17.6	$14.7	$11.0	$8.0	$7.2	$28.9	$87.4	$(10.1)	$77.3
Finance leases	$2.3	$1.7	$1.6	$1.6	$1.6	$0.1	$8.9	$(1.2)	$7.7
Total	$19.9	$16.4	$12.6	$9.6	$8.8	$29.0	$96.3	$(11.3)	$85.0

The following table summarizes the weighted average remaining lease terms and the weighted average discount rates as of December 31, 2022, 2021, and 2020:

	As of
	December 31,
	2022	2021	2020
Operating leases:
Weighted average remaining lease term (in years)	7.6	7.9	8.9
Weighted average discount rate	3.4%	3.4%	3.9%

Finance leases:
Weighted average remaining lease term (in years)	4.9	2.0	2.6
Weighted average discount rate	6.3%	2.8%	2.8%

As of December 31, 2022, the Company does not have any additional operating leases that have not yet commenced.

NOTE 25—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Year Ended
	December 31,
	2022	2021	2020
Asset impairment charges or write-offs (Note 14)	$6.3	$6.8	$11.0
European Commission request for information (Note 16)	36.2	—	—
Goodwill impairment charges (Note 10)	297.1	—	—
Total	$339.6	$6.8	$11.0

TRINSEO PLC

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at	Charged to	Deduction		Currency	Balance at
	Beginning of	Cost and	from		Translation	End of
	the Period	Expense	Reserves		Adjustments	the Period
Allowance for doubtful accounts:
Year ended December 31, 2022	$4.1	$3.4	$(0.1)	(a)	$(0.1)	$7.3
Year ended December 31, 2021	5.8	(1.5)	(0.2)	(a)	—	4.1
Year ended December 31, 2020	5.3	0.2	(1.1)	(a)	1.4	5.8

Tax valuation allowances:
Year ended December 31, 2022	$127.7	$(7.4)	$—		$(1.9)	$118.4
Year ended December 31, 2021	220.5	(89.7)	—		(3.1)	127.7
Year ended December 31, 2020	218.0	(1.4)	—		3.9	220.5
(a)	Amounts written off, net of recoveries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of

Americas Styrenics LLC

The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americas Styrenics LLC and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, members’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 10, 2023

We have served as the Company’s auditor since 2008.

 AMERICAS STYRENICS LLC

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(In millions of dollars)

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71.8	$51.7
Trade receivables (net of estimated credit losses of $3.3 in 2022 and $2.4 in 2021)	159.5	183.1
Related company receivables	4.3	6.5
Inventories	166.8	182.8
Other current assets	24.3	23.6
Total current assets	426.7	447.7
NET PROPERTY, PLANT, AND EQUIPMENT	223.8	229.7
RIGHT-OF-USE OF ASSETS-OPERATING- NET	19.9	16.8
INVESTMENT IN UNCONSOLIDATED AFFILIATE	0.4	0.1
OTHER ASSETS:
Deferred income taxes	0.4	2.2
Other assets	5.7	5.4
Total other assets	6.1	7.6
TOTAL	$676.9	$701.9
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$70.7	$102.0
Related company payables	32.5	44.5
Other payables	20.5	18.0
Income taxes payable	5.0	6.8
Accrued liabilities	19.5	17.4
Current lease liabilities	5.6	4.9
Total current liabilities	153.8	193.6
POSTRETIREMENT BENEFIT LIABILITY	14.5	17.1
LONG-TERM LEASE LIABILITIES	13.8	11.8
OTHER LONG-TERM LIABILITIES	1.3	2.5
Total liabilities	183.4	225.0
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBERS’ EQUITY:
Members’ equity	491.8	477.8
Accumulated other comprehensive income (loss)	1.7	(0.9)
Total members’ equity	493.5	476.9
TOTAL	$676.9	$701.9

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(In millions of dollars)

	2022	2021	2020
Net sales	$2,059.9	$1,822.3	$1,115.6
Cost of sales	1,791.1	1,568.5	985.2
Gross margin	268.8	253.8	130.4
Technical service and development	1.7	2.1	2.0
Selling and marketing	10.2	9.5	8.9
Administrative	36.4	32.2	28.0
Foreign exchange loss	4.1	2.4	1.6
Equity in loss of investment in unconsolidated affiliate	1.7	1.1	1.6
Other operating expense - net	2.3	1.4	1.6
Operating income	212.4	205.1	86.7
Interest income	0.1	—	—
Other expense - net	(0.4)	(0.6)	(1.2)
Income before income taxes	212.1	204.5	85.5
Income tax expense	(8.1)	(5.5)	(5.0)
Net income	204.0	199.0	80.5
Other comprehensive income (loss):
Net actuarial gain (loss)	2.6	0.1	(0.3)
Reclassification of prior service cost to income	—	—	0.6
Net other comprehensive income — defined benefit plans	2.6	0.1	0.3
Total comprehensive income	$206.6	$199.1	$80.8

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(In millions of dollars)

		Accumulated
		Other
	Members’	Comprehensive
	Equity	Income (Loss)	Total
BALANCE—January 1, 2020	$398.3	$(1.3)	$397.0
Distribution to Members	(30.0)	—	(30.0)
Defined benefit plans—other comprehensive income	—	0.3	0.3
Net income	80.5	—	80.5
BALANCE—December 31, 2020	448.8	(1.0)	447.8
Distribution to Members	(170.0)	—	(170.0)
Defined benefit plans—other comprehensive income	—	0.1	0.1
Net income	199.0	—	199.0
BALANCE—December 31, 2021	477.8	(0.9)	476.9
Distribution to Members	(190.0)	—	(190.0)
Defined benefit plans—other comprehensive income	—	2.6	2.6
Net income	204.0	—	204.0
BALANCE—December 31, 2022	$491.8	$1.7	$493.5

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(In millions of dollars)

	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$204.0	$199.0	$80.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.6	36.0	39.6
Net loss on disposal of assets	0.3	—	0.5
Deferred income taxes (benefit)	1.8	(1.1)	(0.1)
Equity in loss of investment in unconsolidated affiliate	1.7	1.1	1.6
Allowance for doubtful accounts	(0.9)	(0.9)	(0.6)
Changes in assets and liabilities that provided (used) cash:
Trade receivables	24.5	(61.4)	(3.1)
Related company receivables	2.2	(0.6)	0.2
Inventories	16.0	(35.0)	(2.1)
Trade payables	(31.3)	52.0	(39.3)
Related company payables	(12.0)	0.9	9.0
Other assets and liabilities	2.9	(2.3)	2.1
Net cash provided by operating activities	245.8	187.7	88.3
INVESTING ACTIVITIES:
Capital expenditures	(33.8)	(19.2)	(46.3)
Disposal of assets	0.1	0.1	0.1
Investment in unconsolidated affiliate	(2.0)	(1.2)	—
Net cash used in investing activities	(35.7)	(20.3)	(46.2)
FINANCING ACTIVITY—Distribution to Members	(190.0)	(170.0)	(30.0)
Cash used in financing activity	(190.0)	(170.0)	(30.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20.1	(2.6)	12.1
CASH AND CASH EQUIVALENTS—Beginning of year	51.7	54.3	42.2
CASH AND CASH EQUIVALENTS—End of year	$71.8	$51.7	$54.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activity—capital expenditures payable	$3.8	$6.7	$1.9
Cash paid for income taxes	$6.2	$5.4	$2.9

See notes to consolidated financial statements.

 AMERICAS STYRENICS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

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

Cash and Cash Equivalents—Included in cash and cash equivalents, from time to time, are short-term interest-bearing investments on deposit with financial institutions. There is nil of interest-bearing investments at December 31, 2022 and 2021.

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

Inventories—Inventories at December 31, 2022 and 2021, were as follows:

	2022	2021
Finished goods	$62.2	$73.6
Work in process	45.6	47.3
Raw materials	37.1	43.0
Supplies	21.9	18.9
Total inventories	$166.8	$182.8

Inventories are stated at the lower of cost or net realizable value. Finished products and work-in-process inventories include material, labor, and manufacturing overhead costs. US inventories are accounted for on a last-in, first-out (LIFO) basis. The reserves reducing inventories from a first-in, first-out (FIFO) basis to a LIFO basis amounted to $70.4 at December 31, 2022, and $70.8 at December 31, 2021. In 2022, the liquidation of certain of the Company’s LIFO inventory layers decreased operating income by $0.1. Inventories held by foreign subsidiaries are accounted for on a FIFO basis.

Property, Plant, and Equipment—Upon formation of the Company, property, plant, and equipment were recorded at the net book value of the original contributing members (CPChem and The Dow Chemical Company or “Dow”). Current additions of property, plant, and equipment are recorded at cost. The Company provides for depreciation using the straight-line method at rates based on the estimated service lives of the various classes of assets (3–45 years). Expenditures for repairs and maintenance, including major maintenance commonly known as turnarounds, are expensed as incurred. Depreciation expense for 2022, 2021 and 2020 was $36.0, $34.6, and $37.3, respectively. Components of property, plant, and equipment at December 31, 2022 and 2021, are as follows:

	2022	2021
Land and waterway improvements	$13.2	$13.2
Buildings	39.3	38.8
Transportation and construction equipment	61.4	61.7
Machinery and other equipment	986.3	959.5
Utilities and supply lines/other property	26.0	27.5
Construction in progress	15.2	20.7
Total property, plant, and equipment	1,141.4	1,121.4
Less accumulated depreciation	(917.6)	(891.7)
Net property, plant, and equipment	$223.8	$229.7

Leases— On January 1, 2020, the Company adopted the new lease accounting guidance, Topic 842, issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method.

The Company utilizes a risk-free discount rate when the rate is not readily determinable in the lease.

The determination of whether a contract is or contains a lease is performed at the lease inception date. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using the risk-free rate as the implicit rates are not readily determinable for our leases.

Equity Method Investments—The Company established the Regenyx LLC joint venture in April 2019 for which the Company has an ownership percentage of 50%. We account for our equity investment where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received. The Company’s investment in this unconsolidated affiliate was $0.4 as of December 31, 2022 and $0.1 as of December 31, 2021.

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

Impairment of Long-Lived Assets—The Company evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated, separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment was recorded in 2022, 2021, or 2020.

Asset Retirement Obligation—The Company assesses whether it has legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, including any legal obligations that require disposal of a replaced part that is a component of a tangible long-lived asset. At December 31, 2022 and 2021, the Company had no significant asset retirement obligations.

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

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Cost of Goods Sold—The Company classifies the costs of manufacturing and distributing our products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials, and energy, and fixed expenses directly associated with production. Manufacturing costs also include, among other things, plant site operating costs and overhead (including depreciation), production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight, and warehousing costs are also included in cost of goods sold.

Subsequent Events—The Company has evaluated subsequent events through February 10, 2023, the date the financial statements were available to be issued.

3.	RECENT ACCOUNTING GUIDANCE

Accounting Pronouncements Adopted during 2022

We adopted the following accounting pronouncements during 2022, which did not have a significant impact on our consolidated financial statements:

●	FASB ASU 2021-05 Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments
●	FASB ASU 2021-09, Leases (Topic 842): Discount Rate for Lessees That Are Not Public Business Entities

Accounting Pronouncements Pending Adoption in Future Periods—The following accounting pronouncements become effective subsequent to the fiscal year 2022, and we do not expect them to have a significant impact on our consolidated financial statements upon adoption:

●	FASB ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

4.	REVOLVING CREDIT FACILITY

The Company’s unsecured $50.0 revolving credit facility with Comerica Bank terminates in May 2025. Interest on amounts drawn under the facility equal, at the Company’s option, the LIBOR-based Rate or the Base Rate plus, in each case, the Applicable Margin as defined in the credit agreement. There were no outstanding borrowings at December 31, 2022, or 2021.

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

The amount of consideration the Company receives and recognizes as revenue is based upon the terms stated in the sales contract, which may contain variable considerations such as discounts or rebates. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order or in the sales contract is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances. In order to estimate the applicable variable consideration, the Company uses historical and current trend information to estimate the amount of discounts or rebates to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and included when determining the transaction price have not materially differed. Payment terms vary with the majority settling within 90 days. As standard payment terms are less than one year, the Company has elected to not assess whether a contract has a significant financing component. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured.

6.	INCOME TAXES

The components of income before taxes for the years ended December 31, 2022, 2021, and 2020, are as follows:

	2022	2021	2020
Domestic	$205.4	$193.3	$73.9
Foreign	6.7	11.2	11.6
Total income before taxes	$212.1	$204.5	$85.5

The components of income tax expense for the years ended December 31, 2022, 2021, and 2020, are as follows:

	2022	2021	2020
State—current	$0.2	$—	$0.1
Foreign—current	6.2	6.6	5.2
Foreign—deferred	1.7	(1.1)	(0.3)
Total income tax expense	$8.1	$5.5	$5.0

The components of deferred income tax assets at December 31, 2022 and 2021, are as follows:

	2022	2021
Inventory	$0.1	$1.7
Fixed assets	0.3	0.3
Other temporary differences	—	0.2
Total deferred tax	$0.4	$2.2

Undistributed earnings of foreign subsidiaries are not deemed to be permanently reinvested. Currently, undistributed earnings exist in the Canadian, Colombian, and Mexican subsidiaries. In 2022, the Company declared dividends of $12.1 from its foreign subsidiaries resulting in $1.2 in foreign tax leaving net cash to repatriate from its foreign subsidiaries of $10.9. The Company repatriated in cash from its foreign subsidiaries $1.0 as of December 31, 2022 and intends to repatriate the remaining $9.9 cash from its foreign subsidiaries quarterly no later than December 31, 2025. Future repatriation of earnings will not be subject to tax by the Company (but rather its Members); however, foreign withholding taxes may apply.

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

As of December 31, 2022 and 2021, the RRA had benefit obligations in the amount of $15.8 and $18.4, respectively. The decreases in the RRA benefit obligation as of December 31, 2022 and 2021 are primarily due to changes in the discount rates. The Company contributed and paid benefits in the amount of $1.0 in 2022, $1.0 in 2021, and $0.8 in 2020.

At December 31, 2022 and 2021, amounts recognized in the consolidated balance sheets consist of:

	2022	2021
Current liabilities	$(1.3)	$(1.3)
Noncurrent liabilities	(14.5)	(17.1)
Total	$(15.8)	$(18.4)

At December 31, 2022 and 2021, amounts recognized in accumulated other comprehensive loss were as follows:

	2022	2021
Net actuarial (gain) loss	$(1.7)	$0.9
Prior service cost	—	—
Total	$(1.7)	$0.9

Net periodic benefit cost and components of other amounts recognized in other comprehensive (income) loss were as follows:

	2022	2021	2020
Service cost	$0.6	$0.6	$0.5
Interest cost	0.4	0.4	0.5
Amortization of prior service cost	—	—	0.7
Net periodic postretirement benefit cost	$1.0	$1.0	$1.7
Other changes in benefit obligations recognized in other comprehensive loss:
Net actuarial (gain) loss	(2.6)	(0.1)	0.3
Recognized prior-service cost	—	—	(0.6)
Total recognized in other comprehensive (income) loss	(2.6)	(0.1)	(0.3)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(1.6)	$0.9	$1.4

Actuarial assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2022	2021	2020
Discount rate used to determine net periodic benefit cost	2.3%	2.2%	2.9%
Discount rate used to determine benefit obligation at December 31	5.0%	2.3%	2.2%

	2022	2021	2020
Health Care Cost Assumptions
Initial health care cost trend rate	7.25/6.0%	7.5/6.2%	6.6%
Ultimate health care cost trend rate	4.5%	4.5%	4.5%
Year ultimate reached	2034/2031	2034/2031	2027

Estimated health care cost trend rates can have a significant effect on the amounts reported for the RRA. Effective 2021, the initial health care cost trend rates were updated to determine a pre-65 and post-65 rate and ultimate year.

The Company expects to contribute approximately $1.4 to its RRA plan in 2023.

At December 31, 2022, the estimated future benefit payments, reflecting expected future service, as appropriate, are expected to be paid as follows:

2023	$1.4
2024	1.5
2025	1.7
2026	1.8
2027	1.7
2028 through 2032	7.8
Total	$15.9

The Company also has a defined contribution employee savings plan and made discretionary contributions of $4.4 in 2022, $4.3 in 2021, and $4.4 in 2020.

8.	LEASES

We primarily lease buildings, tanks, railcars, vehicles, and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expenses for these leases on a straight-line basis over the lease term. Our leases have remaining lives from one month to 8 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately 1-10 years or more. Renewal and termination options we are reasonably certain to exercise have been included in the lease right-of-use assets and liabilities calculation. None of our lease agreements contain material residual value guarantees or material restrictions, or covenants.

The components of the Company’s lease costs are classified on its consolidated statements of comprehensive income in Cost of Sales as follows:

	2022	2021
Operating lease cost	$6.5	$6.4
Short-term lease cost	4.3	2.8
Variable lease income	(0.1)	(0.1)
Total lease cost	$10.7	$9.1

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	2022	2021
Cash paid related to lease liabilities —
Operating cash flows from operating leases	$7.0	$6.0
Non-cash lease liability activity —
Right-of-use assets obtained in exchange for operating lease liabilities	$9.3	$3.7

The weighted average lease term and discount rate for our operating leases are as follows:

	2022	2021
Weighted average remaining lease term (in years)	6	5
Weighted average discount rate	2.0%	2.0%

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities by Year
2023	2024	2025	2026	2027	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
$6.0	$4.4	$3.4	$2.6	$2.0	$2.1	$20.5	$(1.1)	$19.4

9.	COMMITMENTS AND CONTINGENCIES

Commitments—The Company and its subsidiaries maintain short-term rentals and non-cancelable long-term outside service agreements which expire on varying dates between 2022 and 2029.

Total future minimum commitments in effect at December 31, 2022 are as follows:

Years Ending December 31
2023	$6.7
2024	4.5
2025	1.4
2026	0.6
2027	0.5
2028 and thereafter	0.7
Total	$14.4

Expense for total short-term rental and long-term commitments was $6.7, $8.3, and $12.8, for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company has entered into long-term sales commitments and purchase agreements with several of its key suppliers, including its Members (see Note 10). The commitment contracts are for one- to three-year periods. Because the pricing and supply fluctuate with the commodity market, a definitive dollar value cannot be determined.

In addition, the Company has purchase commitments of $29.8 mainly related to certain feedstock, utility, and third-party service costs. The Company does not consider purchase orders to be firm commitments. If the Company chooses to cancel a purchase order, it may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

Contingencies—The Company is a party to various legal proceedings and claims incidental to the normal conduct of its business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets or statements of comprehensive income.

Pursuant to the contribution agreement, all preexisting environmental matters have been outlined for each site and any contingencies are the responsibility of the original contributing members. All subsequent obligations are the liability of the Company. No environmental reserve was recorded as of December 31, 2022 and 2021.

10.	RELATED-PARTY TRANSACTIONS

The Company entered into various supply and purchase agreements with the Members and their affiliated companies. These agreements include sales and purchases of energy, raw materials, and services. A summary of transactions for the years ended December 31, 2022, 2021, and 2020, is as follows:

	2022	2021	2020
Net sales	$84.7	$74.6	$56.5
Purchases	605.8	612.6	260.6

Balances receivable and payable to the Members are presented in the consolidated balance sheets as related company receivables and payables.

******