Form 10-Q
period 2023-03-31
Trinseo PLC
filed 2023-05-05
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, there were 35,146,342 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2023

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

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023.

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to successfully execute our transformation strategy and business strategy; increased costs or disruption in the supply of raw materials; increased energy costs; our ability to successfully generate cost savings and increase profitability through asset restructuring initiatives; compliance with laws and regulations impacting our business; conditions in the global economy and capital markets; our ability to successfully investigate and remediate chemical releases on or from our sites, make related capital expenditures, reimburse third-party cleanup costs or settle potential regulatory penalties or other claims; and those discussed in our Annual Report filed with the SEC on February 27, 2023 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$217.1	$211.7
Accounts receivable, net of allowance for doubtful accounts (March 31, 2023: $6.9; December 31, 2022: $7.3)	622.5	586.0
Inventories	502.6	553.6
Other current assets	34.1	39.4
Total current assets	1,376.3	1,390.7
Investments in unconsolidated affiliates	252.7	255.1
Property, plant and equipment, net of accumulated depreciation (March 31, 2023: $708.4; December 31, 2022: $668.8)	681.0	691.1
Other assets
Goodwill	414.2	410.4
Other intangible assets, net	759.4	772.0
Right-of-use assets - operating, net	73.0	76.1
Deferred income tax assets	114.2	97.3
Deferred charges and other assets	70.7	67.5
Total other assets	1,431.5	1,423.3
Total assets	$3,741.5	$3,760.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$16.6	$16.0
Accounts payable	454.6	438.1
Current lease liabilities - operating	16.7	17.1
Income taxes payable	2.7	9.9
Accrued expenses and other current liabilities	227.2	208.3
Total current liabilities	717.8	689.4
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,299.9	2,301.6
Noncurrent lease liabilities - operating	57.2	60.2
Deferred income tax liabilities	53.7	59.8
Other noncurrent obligations	236.7	228.9
Total noncurrent liabilities	2,647.5	2,650.5
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (March 31, 2023: 39.3 shares issued and 35.2 shares outstanding; December 31, 2022: 39.2 shares issued and 35.1 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (March 31, 2023: 0.025 shares issued and outstanding; December 31, 2022: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	493.3	486.7
Treasury shares, at cost (March 31, 2023: 4.1 shares; December 31, 2022: 4.1 shares)	(200.0)	(200.0)
Retained earnings	210.4	264.5
Accumulated other comprehensive loss	(127.9)	(131.3)
Total shareholders’ equity	376.2	420.3
Total liabilities and shareholders’ equity	$3,741.5	$3,760.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$996.3	$1,386.7
Cost of sales	959.1	1,210.7
Gross profit	37.2	176.0
Selling, general and administrative expenses	84.7	96.7
Equity in earnings of unconsolidated affiliates	17.6	21.6
Impairment and other charges	0.3	36.3
Operating income (loss)	(30.2)	64.6
Interest expense, net	38.3	21.9
Other expense (income), net	(2.9)	3.0
Income (loss) from continuing operations before income taxes	(65.6)	39.7
Provision for (benefit from) income taxes	(16.7)	22.6
Net income (loss) from continuing operations	(48.9)	17.1
Net loss from discontinued operations, net of income taxes	—	(0.4)
Net income (loss)	$(48.9)	$16.7
Weighted average shares- basic	35.0	37.3
Net income (loss) per share- basic:
Continuing operations	$(1.40)	$0.46
Discontinued operations	—	(0.01)
Net income (loss) per share- basic	$(1.40)	$0.45
Weighted average shares- diluted	35.0	38.1
Net income (loss) per share- diluted:
Continuing operations	$(1.40)	$0.45
Discontinued operations	—	(0.01)
Net income (loss) per share- diluted	$(1.40)	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(48.9)	$16.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0 and $0.0)	10.5	(4.3)
Net gain (loss) on cash flow hedges (net of tax (benefit) of $(2.5) and $0.0)	(7.4)	1.5
Pension and other postretirement benefit plans:
Amounts reclassified from accumulated other comprehensive income	0.3	0.3
Total other comprehensive income (loss), net of tax	3.4	(2.5)
Comprehensive income (loss)	$(45.5)	$14.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(48.9)	(48.9)
Other comprehensive income	—	—	—	—	—	—	—	3.4	—	3.4
Share-based compensation activity	0.1	—	—	—	—	6.6	—	—	—	6.6
Dividends on ordinary shares ($0.14 per share)	—	—	—	—	—	—	—	—	(5.2)	(5.2)
Balance at March 31, 2023	35.2	4.1	—	$0.4	$—	$493.3	$(200.0)	$(127.9)	$210.4	$376.2
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net income	—	—	—	—	—	—	—	—	16.7	16.7
Other comprehensive loss	—	—	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation activity	0.2	—	—	—	—	7.6	—	—	—	7.6
Purchase of treasury shares	(0.9)	0.9	—	—		—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(12.1)	(12.1)
Balance at March 31, 2022	37.2	1.9	—	$0.4	$—	$475.7	$(100.0)	$(149.7)	$746.4	$972.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(48.9)	$16.7
Less: Net loss from discontinued operations	—	(0.4)
Net income (loss) from continuing operations	(48.9)	17.1
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities - continuing operations
Depreciation and amortization	56.0	53.0
Amortization of deferred financing fees and issuance discount	2.3	2.3
Deferred income tax (benefit)	(16.6)	9.0
Share-based compensation expense	8.2	8.3
Earnings of unconsolidated affiliates, net of dividends	2.4	(14.1)
Unrealized net (gain) loss on foreign exchange forward contracts	1.5	(2.6)
Unrealized net loss on commodity economic swap contracts	5.8	—
Gain on sale of businesses and other assets	—	(0.3)
Impairment charges or write-offs	0.3	0.7
Changes in assets and liabilities
Accounts receivable	(29.2)	(79.8)
Inventories	55.1	(66.2)
Accounts payable and other current liabilities	26.5	42.0
Income taxes payable	(7.0)	5.9
Other assets, net	3.8	12.7
Other liabilities, net	(14.8)	6.8
Cash provided by (used in) operating activities - continuing operations	45.4	(5.2)
Cash provided by operating activities - discontinued operations	—	0.2
Cash provided by (used in) operating activities	45.4	(5.0)
Cash flows from investing activities
Capital expenditures	(21.8)	(23.9)
Cash paid for asset or business acquisitions, net of cash acquired ($0.0 and $1.0)	—	(22.2)
Cash used in investing activities - continuing operations	(21.8)	(46.1)
Cash used in investing activities - discontinued operations	—	(0.9)
Cash used in investing activities	(21.8)	(47.0)
Cash flows from financing activities
Short-term borrowings, net	(2.7)	(3.6)
Purchase of treasury shares	—	(51.9)
Dividends paid	(11.8)	(12.4)
Proceeds from exercise of option awards	0.1	1.7
Withholding taxes paid on restricted share units	(1.3)	(0.8)
Acquisition-related contingent consideration payment	(1.2)	—
Repurchases and repayments of long-term debt	(3.6)	(3.6)
Cash used in financing activities	(20.5)	(70.6)
Effect of exchange rates on cash	2.3	(1.7)
Net change in cash, cash equivalents, and restricted cash	5.4	(124.3)
Cash, cash equivalents, and restricted cash—beginning of period	211.7	573.0
Cash, cash equivalents, and restricted cash—end of period	$217.1	$448.7
Less: Restricted cash	—	—
Cash and cash equivalents—end of period	$217.1	$448.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2023 and 2022 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2022 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended March 31, 2023. However, actual results could differ from these estimates and assumptions.

The December 31, 2022 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2022 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Throughout this Quarterly Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of March 31, 2023, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—ACQUISITIONS

Acquisition of Heathland B.V.

On January 3, 2022, the Company completed the acquisition of Heathland B.V. (“Heathland”) from Heathland Holding B.V. (“Heathland Holding”), through the purchase of all issued and outstanding shares (the “Heathland Acquisition”). Heathland is a leading collector and recycler of post-consumer and post-industrial plastic wastes in Europe. The total purchase price consideration is estimated to be $29.3 million, including an initial cash purchase price of $22.9 million which was paid during the three months ended March 31, 2022, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments. The maximum amount of potential earn-out payments is $6.8 million, which will become payable to Heathland Holding as and when the related performance milestones or thresholds are achieved over the three-year period following the date of acquisition. Heathland results are included within the Plastics Solution segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information.

In February 2023, the Company delivered the first year earn-out to Heathland Holding based on its first related performance milestones or threshold in the amount of $1.2 million.

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Synthetic Rubber business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by Trinseo. Refer to the Annual Report for further information. At closing, the Company and Synthos executed a long-term supply agreement, in which Trinseo will supply Synthos certain raw materials used in the Synthetic Rubber business subsequent to the sale. For the three months ended March 31, 2023, the

Company recorded $13.5 million in net sales and $15.4 million in cost of sales related to the supply agreement, which is recorded in continuing operations.

The results of the Synthetic Rubber business for the three months ended March 31, 2023 was insignificant. The following table summarizes the results of the Synthetic Rubber business for the three months ended March 31, 2022, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

Three Months Ended
March 31,
2022
Net sales	$0.1
Cost of sales	0.7
Gross loss	(0.6)
Selling, general and administrative expenses	(0.2)
Operating loss	(0.4)
Other expense, net	—
Loss from discontinued operations before income taxes	(0.4)
Provision for income taxes	—
Net loss from discontinued operations	$(0.4)

NOTE 5—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2023 and 2022.

	Engineered	Latex	Plastics
Three Months Ended	Materials	Binders	Solutions	Polystyrene	Feedstocks	Total
March 31, 2023
United States	$110.9	$67.6	$68.7	$—	$3.6	$250.8
Europe	73.5	128.1	165.3	138.5	39.4	544.8
Asia-Pacific	18.9	50.7	27.8	70.6	—	168.0
Rest of World	2.9	1.7	28.1	—	—	32.7
Total	$206.2	$248.1	$289.9	$209.1	$43.0	$996.3
March 31, 2022
United States	$138.4	$82.2	$84.5	$—	$3.9	$309.0
Europe	118.7	150.9	246.6	214.6	66.4	797.2
Asia-Pacific	35.3	71.7	37.2	103.4	—	247.6
Rest of World	2.8	1.9	28.2	—	—	32.9
Total	$295.2	$306.7	$396.5	$318.0	$70.3	$1,386.7

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

	Three Months Ended
	March 31,
	2023	2022
Sales	$443.3	$524.4
Gross profit	$52.9	$48.1
Net income	$37.8	$36.1

As of March 31, 2023 and December 31, 2022, the Company’s investment in Americas Styrenics was $252.7 million and $255.1 million, respectively, which was $7.0 million and $8.4 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 1.8 years as of March 31, 2023. The Company received dividends of $20.0 million and $7.5 million from Americas Styrenics during the three months ended March 31, 2023 and 2022, respectively.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2023	2022
Finished goods	$195.3	$218.4
Raw materials and semi-finished goods	265.9	295.6
Supplies	41.4	39.6
Total	$502.6	$553.6

NOTE 8—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, debt consisted of the following:

			March 31, 2023			December 31, 2022
	Interest Rate as of March 31, 2023	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	6.840%	September 2024	$661.7	$(4.4)	$657.3	$663.4	$(5.1)	$658.3
2028 Term Loan B	7.340%	May 2028	734.1	(13.8)	720.3	735.9	(14.4)	721.5
2026 Revolving Facility(2)	Various	May 2026	—	—	—	—	—	—
2029 Senior Notes	5.125%	April 2029	447.0	(12.5)	434.5	447.0	(12.9)	434.1
2025 Senior Notes	5.375%	September 2025	500.0	(3.4)	496.6	500.0	(3.7)	496.3
Accounts Receivable Securitization Facility(3)	Various	November 2024	—	—	—	—	—	—
Other indebtedness	Various	Various	7.8	—	7.8	7.4	—	7.4
Total debt			$2,350.6	$(34.1)	$2,316.5	$2,353.7	$(36.1)	$2,317.6
Less: current portion(4)					(16.6)			(16.0)
Total long-term debt, net of unamortized deferred financing fees					$2,299.9			$2,301.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	As of March 31, 2023, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $22.0 million outstanding letters of credit. As of March 31, 2023, the Company had funds available for borrowing of $100.5 million (net of the applicable $12.0 million outstanding letters of credit as defined in the secured credit agreement), which reflects the borrowing limit imposed by the springing covenant. The springing covenant applies when 30% or more of the 2026 Revolving Facility’s capacity is drawn which then requires the Company to meet a first lien net leverage ratio (as defined in the secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of March 31, 2023, the first lien net leverage ratio was 4.85x and the outstanding borrowings did not exceed the 30% threshold. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of March 31, 2023, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.
(4)	The current portion of long-term debt was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B as of March 31, 2023 and December 31, 2022.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2022 to March 31, 2023:

	Engineered	Latex	Plastics			Americas
	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2022	$348.9	$14.8	$42.5	$4.2	$—	$—	$410.4
Foreign currency impact	2.6	0.3	0.8	0.1	—	—	3.8
Balance at March 31, 2023	$351.5	$15.1	$43.3	$4.3	$—	$—	$414.2

As a result of the Company’s fourth quarter 2022 impairment testing, an impairment charge was taken for the PMMA business and Aristech Surfaces reporting units primarily due to the continuation of the challenging macroeconomic environment experienced in 2022 into the fourth quarter of 2022, including significantly lower demand for building & construction and wellness applications, which led to lower operating results including slower growth projections, and a prolonged drop in market capitalization, as well as an increase in the weighted average cost of capital. This goodwill may be at risk for future impairment due to the remaining fair value being equal to carrying value as a result of the recorded impairment. While the challenging macroeconomic environment has continued to impact these businesses in the first quarter of 2023, the Company performed qualitative analyses over this goodwill, including consideration of current and estimated future financial results of the related businesses, general and industry-specific economic conditions, changes in reporting unit carrying values and potential changes to the assumptions used in the previous fair value calculations. Based on these analyses, the Company has not identified any triggering events since the fourth quarter of 2022 impairment test indicating that is more likely than not that goodwill is impaired. Should these conditions persist, or other events occur indicating that the estimated future cash flows of these businesses have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

As of March 31, 2023 and December 31, 2022, the reported balance of goodwill included accumulated impairment losses of $297.1 million in the Engineered Materials segment.

NOTE 10—DERIVATIVE INSTRUMENTS

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk, and commodity price risk, in particular natural gas. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swaps agreements, forward contracts, or options. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded on the condensed consolidated balance sheets at fair value.

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

As of March 31, 2023, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $657.5 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2023:

March 31,
Buy / (Sell)	2023
Euro	$(520.9)
Chinese Yuan	$(48.4)
South Korean Won	$(21.8)
Swiss Franc	$(19.6)
Swedish Krona	$14.7

Open foreign exchange forward contracts as of March 31, 2023 had maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of March 31, 2023.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of March 31, 2023, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of March 31, 2023 had maturities occurring over a period of 21 months and had a notional value of approximately 964 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of March 31, 2023 had maturities occurring over a period of 24 months and had a notional value of approximately 895 thousand megawatt hours of natural gas purchases.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(959.1)	$(38.3)	$2.9	$(1,210.7)	$(21.9)	$(3.0)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(6.4)	$—	$—	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$—	$—	$—	$(0.8)	$—

The effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$—	$—	$—	$2.1	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(7.8)	$—	$—	$8.8
Commodity economic hedges
Amount of loss recognized in income	$(12.4)	$—	$—	$—	$—	$—

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three months ended March 31, 2023 and 2022:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended
	March 31,
	2023	2022
Designated as Cash Flow Hedges
Commodity cash flow hedges	$(9.9)	$—
Interest rate swaps	—	1.5
Total	$(9.9)	$1.5
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$—	$6.1
Total	$—	$6.1

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Three Months Ended
	March 31,
	2023	2022
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$(7.8)	$8.8
Remeasurement of foreign currency-denominated assets and liabilities	$10.5	$(10.2)
Total	$2.7	$(1.4)

The Company expects to reclassify in the next twelve months an approximate $23.0 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of March 31, 2023, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2023
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.1	$—	$0.1	$0.2
Gross derivative asset position	0.1	—	0.1	0.2
Less: Counterparty netting	(0.1)	—	(0.1)	(0.2)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(12.5)	$(13.5)	$(23.1)	$(49.1)
Other noncurrent obligations	—	(1.9)	(2.5)	(4.4)
Gross derivative liability position	(12.5)	(15.4)	(25.6)	(53.5)
Less: Counterparty netting	0.1	—	0.1	0.2
Net derivative liability position	$(12.4)	$(15.4)	$(25.5)	$(53.3)
Total net derivative position	$(12.4)	$(15.4)	$(25.5)	$(53.3)

	December 31, 2022
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.2	$—	$—	$0.2
Gross derivative asset position	0.2	—	—	0.2
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$0.1	$—	$—	$0.1
Liability Derivatives:
Accounts payable	$(11.1)	$(5.3)	$(11.3)	$(27.7)
Other noncurrent obligations	—	(1.3)	(0.9)	(2.2)
Gross derivative liability position	(11.1)	(6.6)	(12.2)	(29.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(11.0)	$(6.6)	$(12.2)	$(29.8)
Total net derivative position	$(10.9)	$(6.6)	$(12.2)	$(29.7)

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(12.4)	$—	$(12.4)
Commodity economic hedges—(Liabilities)	—	(15.4)	—	(15.4)
Commodity cash flow hedges—(Liabilities)	—	(25.5)	—	(25.5)
Total fair value	$—	$(53.3)	$—	$(53.3)

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(11.0)	—	(11.0)
Commodity economic hedges—(Liabilities)	—	(6.6)	—	(6.6)
Commodity cash flow hedges—(Liabilities)	—	(12.2)	—	(12.2)
Total fair value	$—	$(29.7)	$—	$(29.7)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2022, which were still held as of March 31, 2023. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continued to operate until the fourth quarter of 2022 when the Company decided to close this plant in connection with the asset restructuring plan. Refer to Note 17 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. During the three months ended March 31, 2023, the Company recorded additional impairment charges of $0.3 million related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired, which are also included within “Impairment and other charges” on the condensed consolidated statements of operations. Refer to the Company’s Annual Report for further information. As of March 31, 2023 and December 31, 2022, the value of the Boehlen styrene monomer assets are recorded at $3.2 million within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2023 and December 31, 2022:

	As of	As of
	March 31, 2023	December 31, 2022
2029 Senior Notes	$269.1	$292.3
2028 Term Loan B	662.1	687.1
2025 Senior Notes	406.8	416.9
2024 Term Loan B	653.8	645.6
Total fair value	$1,991.8	$2,041.9

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of March 31, 2023 and December 31, 2022.

NOTE 12—PROVISION FOR INCOME TAXES

	Three Months Ended
	March 31,
	2023	2022
Effective income tax rate	25.4%	56.9%

Benefit from income taxes for the three months ended March 31, 2023 totaled $16.7 million, resulting in an effective tax rate of 25.4%. Provision for income taxes for the three months ended March 31, 2022 totaled $22.6 million, resulting in an effective tax rate of 56.9%.

The most significant driver of the decrease in the effective income tax rate for the three months ended March 31, 2023 compared to the prior year was the change in the Company’s forecasted jurisdictional mix of earnings, where income expected to be generated in higher rate jurisdictions exceeds income expected to be generated in lower rate jurisdictions, partially offset by losses not anticipated to provide a tax benefit.

The effective income tax rate for the three months ended March 31, 2022 was primarily impacted by a $35.6 million charge related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements, for which the Company estimates no tax benefit.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted against the Company, and the Company does not have any material accrued obligations for any Superfund Sites. As of March 31, 2023 and December 31, 2022, the Company had $3.5 million of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

On March 24, 2023, due to equipment failure at the Bristol, Pennsylvania facility, operated by our wholly-owned subsidiary, Altuglas LLC, an accidental release of a latex emulsion product occurred, which ultimately flowed into a local waterway (the “Bristol Spill”). We reported the event and cooperated closely with local, state, and federal authorities on the response activities. Water sampling conducted by the authorities did not detect site-related material in the waterway. See “Litigation Matters” below for information on environmental proceedings related to this incident. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts where it is required to purchase certain minimum volumes at current market prices. These commitments range from one to four years. In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the annual commitment as disclosed in the Notes to Consolidated Financial Statements included in the Annual Report.

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

In connection with the Asset Restructuring Plan as described within Note 17, the Company concluded the Boehlen, Germany site no longer had an indeterminate life. Accordingly, during the fourth quarter of 2022, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated during the fourth quarter of 2022.

Balance at
Change in asset retirement obligation	March 31, 2023
Balance at beginning of period	$35.8
Obligations incurred	0.9
Settlements	(2.2)
Accretion expense	0.5
Currency translation adjustment	0.6
Balance at end of period	$35.6

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the current portion was $24.6 million and $25.3 million, respectively, and the long-term portion was $11.0 million and $10.5 million, respectively.

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

Legal Proceedings related to the Bristol Spill

(a)	Jonnie Helfrich v. Trinseo PLC (No. 2:23-cv-01525) (United States District Court for the Eastern District of Pennsylvania)

On April 20, 2023, a complaint was filed which purports to be on behalf of a class of purchasers of the Company’s securities between May 3, 2021 and March 27, 2023. It names as defendants the Company and our chief executive officer and chief financial officer, and seeks unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, of the Securities Exchange Act of 1934. Given the early stage of this matter, we are not able to estimate whether a material loss to our business is probable or remote, or estimate a potential range of loss, if any. The Company intends to vigorously defend this action.

(b)	Timothy McGraw, Emily Cohen & Danielle Byrd v. Altuglas LLC and Trinseo LLC (Court of Common Pleas of Philadelphia County)

On March 29, 2023, a putative class action complaint was filed which seeks to certify a class that could potentially include all persons and entities that reside in the area served by the Baxter Drinking Water Treatment Plant. The plaintiffs allege claims of breach of duty of care based on negligence as a result of the Bristol Spill, as well as other causes of action, and seek compensatory damages, restitution, or refund of damages, including actual, statutory, and punitive damages, as well as injunctive relief. Given the early stage of this matter, we are not able to estimate whether a material loss to our business is probable or remote, or estimate a potential range of loss, if any. The Company intends to vigorously defend this action.

(c)	Environmental Proceedings

On March 25, 2023, the Company received a Notice of Federal Interest from the United States Coast Guard (“USCG”), identifying the Company as a “potentially responsible party” (“PRP”) related to the Bristol Spill. The Company also received a Notice of Federal Assumption and an Administrative Order, dated April 20, 2023 from the USCG, identifying the Company as a PRP related to the Bristol Spill. The USCG notices and order do not designate specific fines or penalties against the Company. It is not possible at this time for the Company to estimate its ultimate liability pursuant to the USCG notices or order, or other potential administrative actions related to the Bristol Spill, whether a material loss to our business is probable or remote, or estimate a potential range of loss, if any.

Synthos Matter

On November 21, 2022, the Company received formal notice from the German Arbitration Institute that Synthos had initiated an arbitration dispute on October 14, 2022 against Trinseo and its following subsidiaries: Trinseo Deutschland GmbH, Trinseo Belgium BV, Trinseo Europe GmbH, and Trinseo Export GmbH, related to Synthos’ purchase of Trinseo’s Rubber Business in 2021.

As discussed in Note 4, Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking non-monetary restitution and monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021.

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

As a result of further developments in this matter, during the first quarter of 2022, the Company recorded a charge of $35.6 million which is included within “Impairment and other charges” on the condensed consolidated statements of operations. In November 2022, the Company reached a final settlement with the European Commission in respect of this matter of $33.8 million, adjusted for foreign exchange rate impacts, which was subsequently paid in full in December 2022.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2023	2022	2023	2022
Net periodic benefit cost
Service cost	$2.0	$3.2	$0.1	$0.2
Interest cost	1.7	0.7	0.2	0.2
Expected return on plan assets	(0.2)	(0.1)	(0.1)	(0.2)
Amortization of prior service credit	(0.1)	(0.1)	—	—
Amortization of net loss	(0.8)	0.7	—	—
Net periodic benefit cost	$2.6	$4.4	$0.2	$0.2

The Company had less than $0.2 million of net periodic benefit costs for its other postretirement plans for the three months ended March 31, 2023 and 2022.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $183.4 million and $177.8 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.7 million during the three months ended March 31, 2023. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $11.4 million to its defined benefit plans for the remainder of 2023.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three months ended March 31, 2023 and 2022, as well as unrecognized compensation cost as of March 31, 2023:

			As of
	Three Months Ended		March 31, 2023
	March 31,		Unrecognized	Weighted
	2023	2022	Compensation Cost	Average Years
RSUs	$4.8	$4.6	$13.5	2.0
Options	2.6	3.0	3.9	1.6
PSUs	0.8	0.7	7.4	2.4
Total share-based compensation expense	$8.2	$8.3

The following table summarizes awards granted and the respective weighted average grant date fair value for the three months ended March 31, 2023:

	Three Months Ended
	March 31, 2023
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	394,292	$24.10
Options	438,727	10.86
PSUs	219,238	20.23

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Expected term (in years)	5.50
Expected volatility	54.01%
Risk-free interest rate	4.06%
Dividend yield	2.00%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the three months ended March 31, 2023, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Expected term (in years)	3.00
Expected volatility	62.60%
Risk-free interest rate	4.41%
Share price	$24.08

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

NOTE 16—SEGMENTS

The Company operates under six segments: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, Feedstocks, and Americas Styrenics. On January 1, 2023, the Base Plastics segment was renamed to Plastics Solutions to better reflect Trinseo’s strategic focus on providing solutions in areas such as sustainability and material substitution. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition and the Aristech Surfaces Acquisition in 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Plastics Solutions segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Plastics Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, and ABS resins. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three months ended March 31, 2023 and 2022. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 5 for the Company’s net sales to external customers by segment for the three months ended March 31, 2023 and 2022.

	Engineered	Latex	Plastics			Americas
Three Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics
March 31, 2023	$(11.7)	$26.0	$25.6	$15.7	$(10.8)	$17.6
March 31, 2022	$34.7	$30.2	$68.6	$45.3	$4.1	$21.6
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

The reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2023	2022
Income (loss) from continuing operations before income taxes	$(65.6)	$39.7
Interest expense, net	38.3	21.9
Depreciation and amortization	56.0	53.0
Corporate Unallocated(2)	26.1	26.9
Adjusted EBITDA Addbacks(3)	7.6	63.0
Segment Adjusted EBITDA	$62.4	$204.5
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
Net gain on disposition of businesses and assets	$—	$(0.3)
Restructuring and other charges (Note 17)	3.7	0.4
Acquisition transaction and integration net costs (Note 3)	—	3.2
Asset impairment charges or write-offs (Note 11)	0.3	0.7
European Commission request for information (Note 13)	—	35.6
Other items (a)	3.6	23.4
Total Adjusted EBITDA Addbacks	$7.6	$63.0
(a)	Other items for the three months ended March 31, 2023 and 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, as well as our transition to a new enterprise resource planning system.

NOTE 17—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three months ended March 31, 2023 and 2022:

	Three Months Ended		Cumulative
	March 31,		Life-to-date
	2023	2022	Charges	Segment
Asset Restructuring Plan(1)
Feedstocks:
Accelerated depreciation	$0.9	$—	$36.0	Feedstocks
Employee termination benefits	(0.2)	—	3.7	Feedstocks
Contract terminations	2.5	—	2.9	Feedstocks
Decommissioning and other	0.5	—	3.7	Feedstocks
Plastics Solutions:
Accelerated depreciation	—	—	1.4	Plastics Solutions
Employee termination benefits	(0.4)	—	3.0	Plastics Solutions
Decommissioning and other	0.7	—	0.7	Plastics Solutions
Engineered Materials:
Accelerated depreciation	3.1	—	6.3	Engineered Materials
Employee termination benefits	—	—	2.4	Engineered Materials
Decommissioning and other	0.6	—	4.3	Engineered Materials
Asset Restructuring Plan subtotal	$7.7	$—	$64.4
Transformational Restructuring Program
Employee termination benefits	$—	$0.3	$8.8
Transformational Restructuring Program Subtotal	$—	$0.3	$8.8	N/A(2)
Other Restructurings	—	0.1		Various
Total Restructuring Charges	$7.7	$0.4
(1)	In December 2022, the Company announced an asset restructuring plan designed to reduce costs, improve profitability, reduce exposure to cyclical markets and elevated natural gas prices, and address market overcapacity. The asset restructuring plan includes (i) closure of manufacturing operations at the styrene production facility in Boehlen, Germany, (ii) closure of one of its production lines at the Stade, Germany polycarbonate plant, and (iii) closure of the PMMA sheet manufacturing site in Matamoros, Mexico. The program is expected to be substantially completed by the end of 2024. In connection with this restructuring plan, during the three months ended March 31, 2023, the Company incurred employee termination benefit charges of $(0.6) million, contract termination charges of $2.5 million, accelerated depreciation charges of $4.0 million, and decommissioning and other charges of $1.8 million. Production at all facilities have ceased and decommissioning activities are expected to continue through the end of 2024. The Company expects to incur incremental contract termination charges of $17.6 million, decommissioning and other charges of $2.2 million, as well as a limited amount of incremental employee termination benefit charges, the majority of which is expected to be paid by the end of 2024. Of the total incremental charges, $18.6 million is expected to be incurred in the Feedstocks segment, and $1.2 million is expected to be incurred in the Plastics Solution segment.

On April 4, 2023, the Company entered into an agreement to sell its land, buildings and equipment in Matamoros, Mexico for a cash consideration of approximately $19.0 million. The transaction is expected to close within the second quarter of 2023.

(2)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s strategic initiatives. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of March 31, 2023 of less than $1.0 million, the majority of which are expected to be paid in 2023. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

Refer to Note 13 for further information regarding the asset retirement obligation. The following table provides a roll forward of the other liability balances associated with the Company’s restructuring activities as of March 31, 2023. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2022	Expenses	Deductions(1)	March 31, 2023
Employee termination benefits	$13.3	$(0.6)	$(2.1)	$10.6
Contract terminations	—	2.5	(2.5)	—
Decommissioning and other	—	1.8	(1.8)	—
Total	$13.3	$3.7	$(6.4)	$10.6
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2023 and 2022	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive income (loss)	10.5	—	(13.2)	(2.7)
Amounts reclassified from AOCI to net income(1)	—	0.3	5.8	6.1
Balance as of March 31, 2023	$(140.7)	$29.3	$(16.5)	$(127.9)

Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(4.3)	—	0.7	(3.6)
Amounts reclassified from AOCI to net income (1)	—	0.3	0.8	1.1
Balance as of March 31, 2022	$(118.6)	$(33.3)	$2.2	$(149.7)

(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Statements of Operations
AOCI Components	2023	2022	Classification
Cash flow hedging items
Commodity cash flow hedges	$6.4	$—	Cost of sales
Interest rate swaps	—	0.8	Interest expense, net
Total before tax	6.4	0.8
Tax effect	(0.6)	—	Provision for (benefit from) income taxes
Total, net of tax	$5.8	$0.8

Amortization of pension and other postretirement benefit plan items
Prior service cost (credit)	$0.1	$(0.1)	(a)
Net actuarial loss	0.3	0.6	(a)
Total before tax	0.4	0.5
Tax effect	(0.1)	(0.2)	Provision for (benefit from) income taxes
Total, net of tax	$0.3	$0.3
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

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

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(in millions, except per share data)	2023	2022
Earnings:
Net income (loss) from continuing operations	$(48.9)	$17.1
Net loss from discontinued operations	—	(0.4)
Net income (loss)	$(48.9)	$16.7
Shares:
Weighted average ordinary shares outstanding	35.0	37.3
Dilutive effect of RSUs, option awards, and PSUs(1)	—	0.8
Diluted weighted average ordinary shares outstanding	35.0	38.1
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	$(1.40)	$0.46
Discontinued operations	—	(0.01)
Income (loss) per share—basic	$(1.40)	$0.45
Income (loss) per share—diluted:
Continuing operations	$(1.40)	$0.45
Discontinued operations	—	(0.01)
Income (loss) per share—diluted	$(1.40)	$0.44
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss from continuing operations for the three months ended

March 31, 2023, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive. There were 0.9 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2022.

NOTE 20—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
Asset impairment charges or write-offs (Note 11)	$0.3	$0.7
European Commission request for information (Note 13)	—	35.6
Total	$0.3	$36.3

t

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2023 Year-to-Date Highlights

During the three months ended March 31, 2023, Trinseo recognized net loss from continuing operations of $48.9 million and Adjusted EBITDA of $36.3 million. Continued customer destocking and underlying demand weakness from the uncertain economic and geopolitical macroenvironment originating in the second half of 2022 drove lower sales volume and margins across all segments year-over-year. While overall demand remains constrained, especially in building & construction and consumer durables applications, the impact to our operating performance was mitigated from the asset restructuring initiatives that were announced in the fourth quarter of 2022 as well as lower input costs and commercial actions. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures.

Amid this challenging environment, the Company continues to implement numerous liquidity improvement actions, including reducing working capital, deferring capital expenditures and reducing cash dividends. As a result of these actions, the Company achieved positive cash generation from operating activities, and strong quarter-end liquidity. The Company continues to have access to capital resources, no maintenance covenants on our debt agreements, and no significant debt maturing until September 2024. Refer to the “Capital Resources and Liquidity” section below for further information. Other highlights for the year are described below.

Restarting Exploration for Divestiture of Styrenics Business

In November 2021, the Company announced that it had begun work to explore the divestiture of our styrenics business and subsequently launched a formal sales process in the first quarter of 2022, which was paused in July 2022 as a result of the deterioration of financing markets and the geopolitical economic uncertainty, particularly in the European energy markets. The Company is restarting the sales process due to interest from third parties for all or part of the business. The scope of the potential divestiture is expected to include the Feedstocks and Polystyrene reporting segments as well as our 50% ownership of Americas Styrenics, and will include marketing individual assets and regional businesses as needed in order to ensure the Company obtains full value for the styrenics business.

Sale of Matamoros, Mexico Manufacturing Facility

On April 4, 2023, Trinseo entered into an agreement to sell its land, buildings and equipment at its PMMA sheet manufacturing facility in Matamoros, Mexico for a cash consideration of approximately $19.0 million. The transaction is expected to close within the second quarter of 2023. This site was part of the previously-announced asset restructuring plan approved in the fourth quarter of 2022 to consolidate our sheet manufacturing business and optimize our resources.

Bristol Spill

On March 24, 2023, due to equipment failure at the Bristol, Pennsylvania facility, operated by our wholly-owned subsidiary, Altuglas LLC, an accidental release of a latex emulsion product occurred, which ultimately flowed into a local waterway (the “Bristol Spill”). We reported the event and cooperated closely with local, state, and federal authorities on the response activities. Water sampling conducted by the authorities did not detect site-related material in the waterway. The safety of our employees, our communities and our environment are a top priority, and we are committed to operate safely and without disturbance to our community. Refer to Note 13 in our condensed consolidated financial statements for additional information related to this matter.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
(in millions)	2023	%	2022	%
Net sales	$996.3	100%	$1,386.7	100%
Cost of sales	959.1	96%	1,210.7	87%
Gross profit	37.2	4%	176.0	13%
Selling, general and administrative expenses	84.7	9%	96.7	7%
Equity in earnings of unconsolidated affiliates	17.6	2%	21.6	2%
Impairment and other charges	0.3	—%	36.3	3%
Operating income (loss)	(30.2)	(3)%	64.6	5%
Interest expense, net	38.3	4%	21.9	2%
Other expense (income), net	(2.9)	—%	3.0	—%
Income (loss) from continuing operations before income taxes	(65.6)	(7)%	39.7	3%
Provision for (benefit from) income taxes	(16.7)	(2)%	22.6	2%
Net income (loss) from continuing operations	$(48.9)	(5)%	$17.1	1%
Net loss from discontinued operations, net of income taxes	—	—%	(0.4)	—%
Net income (loss)	$(48.9)	(5)%	$16.7	1%

Three Months Ended – March 31, 2023 vs. March 31, 2022

Net Sales

Net sales decreased 28% year-over-year. Lower sales volumes resulted in a 20% decrease from continued customer destocking and underlying demand weakness from an uncertain economic and geopolitical macroenvironment, particularly in applications supporting building & construction and consumer durables. Additionally, a decrease of 7% was related to lower selling prices from the pass through of lower raw material costs.

Cost of Sales

The 21% decrease in cost of sales was primarily attributable to a 17% decrease due to lower sales volumes and a 9% decrease in raw material costs. Natural gas hedges contributed to an $18.8 million unfavorable impact year-over-year.

Gross Profit

The decrease in gross profit of 79% was primarily attributable to lower sales volumes as discussed above as well as lower margins from weaker market conditions including low demand and available supply. Margins were also pressured by unfavorable impacts from natural gas hedges as discussed above. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $12.0 million, or 12%, decrease in SG&A was primarily due to a decrease of $17.7 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $3.1 million decrease in acquisition transaction and integration costs, and a $2.1 million decrease in costs incurred in connection with the Company’s enterprise resource planning system upgrade. Offsetting these decreased costs was a $3.3 million increase in restructuring costs, driven by the asset restructuring plan approved in the fourth quarter of 2022, a $3.1 million increase in depreciation expense, and a $1.6 million increase in travel-related expenses.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings from Americas Styrenics of $4.0 million was due to lower styrene margin which was partially offset by higher polystyrene margin.

Impairment and Other Charges

During the three months ended March 31, 2023 and 2022, the Company recorded impairment charges of $0.3 million and $0.7 million, respectively, related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements. Additionally, during the three months ended March 31, 2022, the Company recorded an estimated liability of $35.6 million related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $16.4 million, or 75%, was primarily attributable to the increase in the LIBO rate year-over-year. Refer to Note 8 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other income, net for the three months ended March 31, 2023 was $2.9 million, which was primarily driven by foreign exchange transaction gains of $2.7 million. These net foreign exchange transaction gains included $10.5 million of gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $7.8 million of losses from our foreign exchange forward contracts.

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

Provision for (Benefit from) Income Taxes

Benefit from income taxes for the three months ended March 31, 2023 totaled $16.7 million, resulting in an effective tax rate of 25.4%. Provision for income taxes for the three months ended March 31, 2022 totaled $22.6 million, resulting in an effective tax rate of 56.9%.

The decrease in provision for income taxes is primarily driven by the decrease of $105.3 million in income from continuing operations before income taxes.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

Net income (loss) from discontinued operations, net of income taxes during the three months ended March 31, 2022 was $(0.4) million, and was related to the results and sale of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Outlook

While some of the challenging operating conditions from the second half of 2022 have persisted into the beginning of 2023, such as customer destocking and underlying demand weakness, we have seen a meaningful decrease in European natural gas prices and, with the removal of COVID-related restrictions in China, more limited arbitrage opportunities for lower-cost standard grade products to enter Europe from Asia. Despite continued demand weakness, we expect improved profitability from higher margins, as a result of moderating input costs and pricing initiatives, as well as cost savings from our previously announced asset restructuring initiatives. We expect additional improvement in the second quarter and the rest of the year from lower input and other costs, with a gradual demand increase through the end of the year. Market recovery and natural gas hedges remain a headwind, although natural gas hedge losses are expected to decrease as current forward rates stabilize.

The Company has access to capital resources and continues to focus on liquidity improvement actions to manage the anticipated impact of the challenging macroeconomic environment on our business operations for the foreseeable future. The profitability improvement factors noted above, coupled with certain cash preservation initiatives that we have undertaken, such as a reduction in working capital, capital expenditure deferments, and a planned further substantial reduction to our cash dividend, will strengthen our liquidity and balance sheet and are expected to position us to deliver sustained financial strength.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2023 and 2022. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended
	March 31,
($ in millions)	2023	2022	% Change
Net sales	$206.2	$295.2	(30)%
Adjusted EBITDA	$(11.7)	$34.7	(134)%
Adjusted EBITDA margin	(6)%	12%

Three Months Ended – March 31, 2023 vs. March 31, 2022

The 30% decrease in net sales was primarily attributable to a 23% decrease due to lower sales volumes from weak underlying demand and continued customer destocking, particularly in building & construction, consumer electronics, and wellness applications. Lower pricing also contributed to a 6% decrease year-over-year.

The $46.4 million, or 134%, decrease in Adjusted EBITDA was primarily due to a decrease of $18.0 million, or 52%, due to lower sales volumes as described above. Lower margins resulted in a decrease of $24.7 million, or 71%, due to weaker MMA market conditions, as well as a $9.6 million unfavorable impact from natural gas hedges. Higher fixed costs also resulted in a $6.1 million, or 18%, decrease in Adjusted EBITDA due to manufacturing cost under absorption.

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

	Three Months Ended
	March 31,
($ in millions)	2023	2022	% Change
Net sales	$248.1	$306.7	(19)%
Adjusted EBITDA	$26.0	$30.2	(14)%
Adjusted EBITDA margin	10%	10%

Three Months Ended – March 31, 2023 vs. March 31, 2022

The 19% decrease in net sales was primarily due to a 14% decrease due to lower sales volumes across all regions and applications and a 3% decrease in pricing from the pass through of lower raw material costs.

The $4.2 million, or 14%, decrease in Adjusted EBITDA was primarily due to a decrease of $10.6 million, or 35%, from lower sales volumes from customer destocking and reduced demand in building & construction applications, in addition to a decrease of $0.8 million, or 3%, due to unfavorable foreign exchange rate impacts. These decreases were partially offset by a $7.5 million, or 25%, increase attributable to higher margins from favorable pricing initiatives.

Plastics Solutions Segment

On January 1, 2023, the Base Plastics segment was renamed to Plastics Solutions. Our Plastics Solutions segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses. The Plastics Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022. However, this did not have a material impact on sales or Adjusted EBITDA for the period.

	Three Months Ended
	March 31,
($ in millions)	2023	2022	% Change
Net sales	$289.9	$396.5	(27)%
Adjusted EBITDA	$25.6	$68.6	(63)%
Adjusted EBITDA margin	9%	17%

Three Months Ended – March 31, 2023 vs. March 31, 2022

Net sales decreased by 27% year-over-year, primarily due to lower sales volume which contributed a 20% decrease. Sales volumes were primarily impacted by a decrease in polycarbonate from the announced shutdown of one production line as well as in copolymers in building & construction, industrial, and consumer durables applications, partially offset by higher volumes to automotive applications. Also contributing to the overall decrease was a 5% decrease from lower pricing due to the pass through of lower raw material costs.

The $43.0 million, or 63%, decrease in Adjusted EBITDA was primarily due to lower sales volumes and margins. Lower sales volumes, as described above, contributed to a $20.7 million, or 30%, decrease in Adjusted EBITDA. In addition, Adjusted EBITDA decreased by $16.0 million, or 23%, due to lower margins in polycarbonate and ABS products from weaker market conditions. Higher fixed costs also contributed a $4.4 million, or 6%, decrease in Adjusted EBITDA. Volumes supporting automotive applications improved 6% versus prior year, mainly from Europe and North America, as production and supply chain constraints eased.

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

	Three Months Ended
	March 31,
($ in millions)	2023	2022	% Change
Net sales	$209.1	$318.0	(34)%
Adjusted EBITDA	$15.7	$45.3	(65)%
Adjusted EBITDA margin	8%	14%

Three Months Ended – March 31, 2023 vs. March 31, 2022

Net sales decreased by 34% year-over-year. Lower sales volumes due to weaker demand in appliance and building & construction applications led to a 22% decrease in net sales from the prior year. Also contributing to the overall decrease was a 10% decrease from lower pricing, primarily from the pass through of lower styrene costs.

The $29.6 million, or 65%, decrease in Adjusted EBITDA was primarily due to weaker demand which negatively impacted volumes and margins, particularly in building & construction and appliance applications. This resulted in a decrease of $13.1 million, or 29%, due to lower volumes, and a decrease of $17.7 million, or 39%, due to lower margins. These decreases were partially offset by an increase of $1.8 million, or 4%, from lower fixed costs.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, and unsaturated polyethylene resins.

	Three Months Ended
	March 31,
($ in millions)	2023	2022	% Change
Net sales	$43.0	$70.3	(39)%
Adjusted EBITDA	$(10.8)	$4.1	(363)%
Adjusted EBITDA margin	(25)%	6%

Three Months Ended – March 31, 2023 vs. March 31, 2022

Net sales decreased 39% year-over-year. Lower styrene-related sales volume resulted in a 19% decrease along with a 17% decrease due to lower pricing.

The decrease of $14.9 million in Adjusted EBITDA was primarily attributed to a $15.4 million, or 379%, decrease from lower styrene margins, including impacts from a $7.3 million unfavorable net timing variance. The styrene plant in Terneuzen, the Netherlands was restarted in late January 2023 and, as part of our asset restructuring plan, the Boehlen, Germany styrene plant was permanently closed in December 2022.

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

	Three Months Ended
	March 31,
($ in millions)	2023	2022	% Change
Adjusted EBITDA*	$17.6	$21.6	(19)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – March 31, 2023 vs. March 31, 2022

The decrease in Adjusted EBITDA was mainly due to lower styrene margin which was partially offset by higher polystyrene margin.

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

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net income (loss)	$(48.9)	$16.7
Net loss from discontinued operations	—	(0.4)
Net income (loss) from continuing operations	(48.9)	17.1
Interest expense, net	38.3	21.9
Provision for (benefit from) income taxes	(16.7)	22.6
Depreciation and amortization	56.0	53.0
EBITDA(a)	$28.7	$114.6
Net gain on disposition of businesses and assets	—	(0.3)
Restructuring and other charges(b)	3.7	0.4
Acquisition transaction and integration net costs (c)	—	3.2
Asset impairment charges or write-offs(d)	0.3	0.7
European Commission request for information(e)	—	35.6
Other items(f)	3.6	23.4
Adjusted EBITDA	$36.3	$177.6
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.

(b)	Amounts for the three months ended March 31, 2023 and 2022 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 17 in the condensed consolidated financial statements for further information.
(c)	Amounts for the three months ended March 31, 2022 relate to expenses incurred for the Company’s acquisition and integration of the PMMA business and Aristech Surfaces Acquisitions. Refer to Note 3 in the condensed consolidated financial statements for further information.
(d)	Amounts for the three months ended March 31, 2023 and 2022 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 11 in the condensed consolidated financial statements.
(e)	Amount for the three months ended March 31, 2022 relate to the estimated liability recorded in connection with the European Commission request for information, as described in Note 13 in the condensed consolidated financial statements.
(f)	Other items for the three months ended March 31, 2023 and 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the potential divestiture of our styrenics business and our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2023 and 2022. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$45.4	$(5.2)
Operating activities - discontinued operations	—	0.2
Operating activities	45.4	(5.0)
Investing activities - continuing operations	(21.8)	(46.1)
Investing activities - discontinued operations	—	(0.9)
Investing activities	(21.8)	(47.0)
Financing activities	(20.5)	(70.6)
Effect of exchange rates on cash	2.3	(1.7)
Net change in cash, cash equivalents, and restricted cash	$5.4	$(124.3)

Operating Activities

Net cash provided by operating activities from continuing operations during the three months ended March 31, 2023 totaled $45.4 million, which included $20.0 million of dividends received from Americas Styrenics. Although operating results continued to be challenged by customer destocking and macroeconomic conditions, which resulted in reduced customer demand and negative earnings, there was a significant working capital release during the quarter. This working capital release was primarily a result of targeted inventory control actions and cash improvement initiatives. Net cash used in operating activities from discontinued operations during the three months ended March 31, 2023 was not significant.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2022 totaled $5.2 million. Solid earnings during the period, including $7.5 million of dividends received from Americas Styrenics, were more than offset by a significant working capital build. This working capital build was driven by significantly increasing raw material and utility prices, coupled with a build of inventory ahead of planned turnaround activities. Net cash provided by operating activities from discontinued operations during the three months ended March 31, 2022 totaled $0.2 million.

Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2023 totaled $21.8 million, which was primarily attributable to capital expenditures. The Company has taken proactive measures to reduce and defer capital expenditures during the year as part of our liquidity improvement actions.

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

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 totaled $20.5 million. This activity was primarily due to $11.8 million of dividends paid, and $6.3 million in debt repayments.

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

	Three Months Ended
	March 31,
(in millions)	2023	2022
Cash provided by (used in) operating activities	$45.4	$(5.0)
Capital expenditures	(21.8)	(24.8)
Free Cash Flow	$23.6	$(29.8)

Refer to the discussion above for significant impacts to cash provided by operating activities for the three months ended March 31, 2023 and 2022.

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

At March 31, 2023 and December 31, 2022, we had $2,350.6 million and $2,353.7 million, respectively, in outstanding indebtedness and $658.5 million and $701.3 million, respectively, in working capital. In addition, as of March 31, 2023 and December 31, 2022, we had $123.8 million and $168.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of March 31, 2023 and December 31, 2022 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2023			December 31, 2022
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$661.7	6.5%	$11.6	$663.4	3.9%	$29.1
2028 Term Loan B	734.1	7.0%	13.8	735.9	4.2%	34.7
2026 Revolving Facility	—	—%	0.5	—	—%	1.8
2029 Senior Notes	447.0	5.1%	6.3	447.0	5.1%	24.8
2025 Senior Notes	500.0	5.4%	7.0	500.0	5.4%	25.8
Accounts Receivable Securitization Facility	—	—%	0.3	—	—%	1.4
Other indebtedness	7.8	5.6%	0.1	7.4	5.1%	0.1
Total	$2,350.6		$39.6	$2,353.7		$117.7

As of March 31, 2023, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million and $22.0 million outstanding letters of credit. The 2026 Revolving Facility contains a springing covenant which applies when 30% or more is drawn from the facility. This covenant requires the Company to meet a first lien net leverage ratio (as defined in our secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of March 31, 2023, the first lien net leverage ratio was 4.85x, and as such, the Company had $100.5 million of funds available for borrowing (net of $12.0 million outstanding letters of credit as defined in the secured credit agreement). Further, as of March 31, 2023, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), and our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028).

As of March 31, 2023, our 2025 Senior Notes, as issued under the Indenture executed in 2017, include $500.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025.

As of March 31, 2023, our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $447.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029.

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in November 2024 and has an outstanding borrowing capacity of $150.0 million. As of March 31, 2023, there were no amounts outstanding under this facility and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 8 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the three months ended March 31, 2023, the Company declared dividends of $0.14 per ordinary share, totaling $5.2 million, all of which was accrued as of March 31, 2023 and was paid in April 2023. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Despite the challenging and uncertain market conditions we are continuing to experience in 2023, the Company generated positive cash flows from operating activities for the three months ended March 31, 2023 primarily due to our cash improvement initiatives and working capital reductions. We believe funds provided by operations, our cash and cash equivalent balances of $217.1 million as of March 31, 2023, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility totaling a minimum of $250.5 million, will be adequate to meet all necessary operating and capital expenditures for at least the next 12 months under the current operating environment, while continuing to evolve as a specialty material and sustainable solutions provider. As we weather these trough conditions, the Company maintains access to capital resources and will continue to focus on liquidity improvement actions until customer destocking ends and sales volumes stabilize, at which point we expect our cash flow generation to resume to normal operating levels.

Further, we also believe that our financial resources will allow us to manage the anticipated impact of this challenging macroeconomic environment on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A – Risk Factors of our Annual Report, as well as risk factors included in Part II, Item 1A herein. As of March 31, 2023, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended March 31, 2023, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2022. Certain material updates to these risk factors are included below.

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

In May 2023, we announced our intention to restart the sale of our styrenics business, which had been paused since July 2022, including marketing of individual businesses and sites. While the divestiture of our styrenics businesses remains a key part of our transformation strategy, we cannot estimate whether economic conditions and capital markets will sufficiently improve to allow us to restart and successfully complete a sale of all or a portion of our styrenics business, or guarantee that we will be successful in our efforts to restart the sale process, generate interest in a sale of all or a portion of the business, locate an adequate buyer or buyers, or negotiate terms of a sale acceptable to the Company.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 2, 2022, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expires after 18 months and repurchases may be effected through open market purchases, 10b5-1 plans or by other means. There were no share repurchases during the three months ended March 31, 2023. There was $200.0 million remaining for share repurchases as of March 31, 2023.

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

10.1*†	Employment Agreement between Trinseo LLC and Paula Cooney, dated October 15, 2021.

10.2*†	Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Paula Cooney dated October 15, 2021.

10.3†

Deed of Amendment and Restatement, dated March 31, 2023, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc.

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

*Compensatory plan or arrangement.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 5, 2023

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)