Form 10-Q
period 2023-06-30
Trinseo PLC
filed 2023-08-04
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 28, 2023, there were 35,189,133 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2023

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$269.5	$211.7
Accounts receivable, net of allowance for doubtful accounts (June 30, 2023: $8.2; December 31, 2022: $7.3)	590.1	586.0
Inventories	430.9	553.6
Other current assets	33.6	39.4
Total current assets	1,324.1	1,390.7
Investments in unconsolidated affiliates	255.2	255.1
Property, plant and equipment, net of accumulated depreciation (June 30, 2023: $725.7; December 31, 2022: $668.8)	662.3	691.1
Other assets
Goodwill	62.5	410.4
Other intangible assets, net	739.0	772.0
Right-of-use assets - operating, net	69.8	76.1
Deferred income tax assets	177.1	97.3
Deferred charges and other assets	65.0	67.5
Total other assets	1,113.4	1,423.3
Total assets	$3,355.0	$3,760.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$18.5	$16.0
Accounts payable	434.5	438.1
Current lease liabilities - operating	16.4	17.1
Income taxes payable	37.4	9.9
Accrued expenses and other current liabilities	188.4	208.3
Total current liabilities	695.2	689.4
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,298.6	2,301.6
Noncurrent lease liabilities - operating	56.0	60.2
Deferred income tax liabilities	44.6	59.8
Other noncurrent obligations	239.4	228.9
Total noncurrent liabilities	2,638.6	2,650.5
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (June 30, 2023: 39.3 shares issued and 35.2 shares outstanding; December 31, 2022: 39.2 shares issued and 35.1 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (June 30, 2023: 0.025 shares issued and outstanding; December 31, 2022: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	496.8	486.7
Treasury shares, at cost (June 30, 2023: 4.1 shares; December 31, 2022: 4.1 shares)	(200.0)	(200.0)
Retained earnings (accumulated deficit)	(138.9)	264.5
Accumulated other comprehensive loss	(137.1)	(131.3)
Total shareholders’ equity	21.2	420.3
Total liabilities and shareholders’ equity	$3,355.0	$3,760.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$962.6	$1,425.5	$1,958.9	$2,812.2
Cost of sales	909.0	1,286.4	1,868.2	2,497.1
Gross profit	53.6	139.1	90.7	315.1
Selling, general and administrative expenses	53.8	85.6	138.5	182.3
Equity in earnings of unconsolidated affiliates	12.5	39.4	30.2	61.0
Impairment and other charges	349.1	1.3	349.4	37.6
Operating income (loss)	(336.8)	91.6	(367.0)	156.2
Interest expense, net	40.2	25.4	78.5	47.3
Other expense (income), net	(2.9)	(1.7)	(5.8)	1.3
Income (loss) from continuing operations before income taxes	(374.1)	67.9	(439.7)	107.6
Provision for (benefit from) income taxes	(25.1)	30.8	(41.8)	53.4
Net income (loss) from continuing operations	(349.0)	37.1	(397.9)	54.2
Net income from discontinued operations, net of income taxes	—	0.3	—	—
Net income (loss)	$(349.0)	$37.4	$(397.9)	$54.2
Weighted average shares- basic	35.2	36.3	35.1	36.8
Net income (loss) per share- basic:
Continuing operations	$(9.93)	$1.02	$(11.34)	$1.47
Discontinued operations	—	0.01	—	—
Net income (loss) per share- basic	$(9.93)	$1.03	$(11.34)	$1.47
Weighted average shares- diluted	35.2	37.0	35.1	37.6
Net income (loss) per share- diluted:
Continuing operations	$(9.93)	$1.00	$(11.34)	$1.44
Discontinued operations	—	0.01	—	—
Net income (loss) per share- diluted	$(9.93)	$1.01	$(11.34)	$1.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(349.0)	$37.4	$(397.9)	$54.2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0, $3.9, $0.0, $3.9)	(8.6)	(34.8)	1.9	(39.1)
Net gain (loss) on cash flow hedges (net of tax (benefit) of $0.0, $0.6, $(2.5), $0.6)	0.2	0.3	(7.2)	1.8
Pension and other postretirement benefit plans:
Net gain arising during period (net of tax of $0.0, $0.9, $0.0, $0.9)	—	7.7	—	7.7
Amounts reclassified from accumulated other comprehensive income	(0.8)	(1.4)	(0.5)	(1.1)
Total other comprehensive loss, net of tax	(9.2)	(28.2)	(5.8)	(30.7)
Comprehensive income (loss)	$(358.2)	$9.2	$(403.7)	$23.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(48.9)	(48.9)
Other comprehensive income	—	—	—	—	—	—	—	3.4	—	3.4
Share-based compensation activity	0.1	—	—	—	—	6.6	—	—	—	6.6
Dividends on ordinary shares ($0.14 per share)	—	—	—	—	—	—	—	—	(5.2)	(5.2)
Balance at March 31, 2023	35.2	4.1	—	$0.4	$—	$493.3	$(200.0)	$(127.9)	$210.4	$376.2
Net loss	—	—	—	—	—	—	—	—	(349.0)	(349.0)
Other comprehensive loss	—	—	—	—	—	—	—	(9.2)	—	(9.2)
Share-based compensation activity	—	—	—	—	—	3.5	—	—	—	3.5
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2023	35.2	4.1	—	$0.4	$—	$496.8	$(200.0)	$(137.1)	$(138.9)	$21.2

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net income	—	—	—	—	—	—	—	—	16.7	16.7
Other comprehensive loss	—	—	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation activity	0.2	—	—	—	—	7.6	—	—	—	7.6
Purchase of treasury shares	(0.9)	0.9	—	—	—	—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(12.1)	(12.1)
Balance at March 31, 2022	37.2	1.9	—	$0.4	$—	$475.7	$(100.0)	$(149.7)	$746.4	$972.8
Net income	—	—	—	—	—	—	—	—	37.4	37.4
Other comprehensive loss	—	—	—	—	—	—	—	(28.2)	—	(28.2)
Share-based compensation activity	0.1	—	—	—	—	4.4	—	—	—	4.4
Purchase of treasury shares	(1.0)	1.0	—	—	—	—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(11.8)	(11.8)
Balance at June 30, 2022	36.3	2.9	—	$0.4	$—	$480.1	$(150.0)	$(177.9)	$772.0	$924.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(397.9)	$54.2
Less: Net income from discontinued operations	—	—
Net income (loss) from continuing operations	(397.9)	54.2
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities - continuing operations
Depreciation and amortization	108.5	101.1
Amortization of deferred financing fees and issuance discount	4.7	4.6
Deferred income tax (benefit)	(94.1)	9.8
Share-based compensation expense	12.0	12.2
Earnings of unconsolidated affiliates, net of dividends	(0.2)	(23.5)
Unrealized net gain on foreign exchange forward contracts	(4.5)	(4.5)
Unrealized net loss on commodity economic swap contracts	4.2	—
Pension curtailment and settlement gain	—	(1.7)
Gain on sale of businesses and other assets	(16.5)	(1.8)
Impairment charges or write-offs	349.4	2.0
Changes in assets and liabilities
Accounts receivable	0.8	(135.1)
Inventories	125.8	(166.7)
Accounts payable and other current liabilities	(22.0)	15.8
Income taxes payable	27.8	(17.4)
Other assets, net	14.8	20.9
Other liabilities, net	(10.9)	41.2
Cash provided by (used in) operating activities - continuing operations	101.9	(88.9)
Cash provided by operating activities - discontinued operations	—	0.8
Cash provided by (used in) operating activities	101.9	(88.1)
Cash flows from investing activities
Capital expenditures	(35.6)	(55.4)
Cash paid for asset or business acquisitions, net of cash acquired ($0.0 and $1.0)	—	(22.2)
Proceeds from the sale of businesses and other assets	22.3	5.3
Proceeds from the settlement of hedging instruments	—	1.9
Cash used in investing activities - continuing operations	(13.3)	(70.4)
Cash used in investing activities - discontinued operations	—	(0.8)
Cash used in investing activities	(13.3)	(71.2)
Cash flows from financing activities
Deferred financing fees	(0.4)	—
Short-term borrowings, net	(5.9)	(7.5)
Purchase of treasury shares	—	(101.9)
Dividends paid	(17.1)	(24.6)
Proceeds from exercise of option awards	0.1	2.9
Withholding taxes paid on restricted share units	(1.8)	(2.5)
Acquisition-related contingent consideration payment	(1.2)	—
Repurchases and repayments of long-term debt	(5.4)	(7.2)
Cash used in financing activities	(31.7)	(140.8)
Effect of exchange rates on cash	0.9	(8.5)
Net change in cash, cash equivalents, and restricted cash	57.8	(308.6)
Cash, cash equivalents, and restricted cash—beginning of period	211.7	573.0
Cash, cash equivalents, and restricted cash—end of period	$269.5	$264.4
Less: Restricted cash	—	—
Cash and cash equivalents—end of period	$269.5	$264.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2023 and 2022 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2022 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended June 30, 2023. However, actual results could differ from these estimates and assumptions.

The December 31, 2022 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2022 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Throughout this Quarterly Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of June 30, 2023, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—ACQUISITIONS

Acquisition of Heathland B.V.

On January 3, 2022, the Company completed the acquisition of Heathland B.V. (“Heathland”) from Heathland Holding B.V. (“Heathland Holding”), through the purchase of all issued and outstanding shares (the “Heathland Acquisition”). Heathland is a leading collector and recycler of post-consumer and post-industrial plastic wastes in Europe. The total purchase price consideration is estimated to be $29.3 million, including an initial cash purchase price of $22.9 million which was paid during the six months ended June 30, 2022, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments. The maximum amount of potential earn-out payments is $6.8 million, which will become payable to Heathland Holding as and when the related performance milestones or thresholds are achieved over the three-year period following the date of acquisition. Heathland results are included within the Plastics Solution segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information.

In February 2023, the Company delivered the first year earn-out to Heathland Holding based on its first related performance milestones or threshold in the amount of $1.2 million.

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Synthetic Rubber business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by Trinseo. Refer to the Annual Report for further information. At closing, the Company and Synthos executed a long-term supply agreement, in which Trinseo will supply Synthos certain raw materials used in the Synthetic Rubber business subsequent to the sale. For the three and six months ended June 30,

2023, the Company recorded net sales of $11.1 million and $24.6 million, respectively, and $22.7 million and $41.8 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, the Company recorded cost of sales of $13.4 million and $28.8 million, respectively, and $15.6 million and $31.8 million for the three and six months ended June 30, 2022, respectively related to the supply agreement, which is recorded in continuing operations.

The results of the Synthetic Rubber business for the three and six months ended June 30, 2023 were insignificant. The following table summarizes the results of the Synthetic Rubber business for the three and six months ended June 30, 2022, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$0.1	$—	$0.1	$0.1
Cost of sales	0.1	0.8	0.1	1.4
Gross loss	—	(0.8)	—	(1.3)
Selling, general and administrative expenses	—	(0.1)	—	(0.3)
Operating loss	—	(0.7)	—	(1.0)
Gain on sale of businesses and other assets	—	1.2	—	1.2
Income from discontinued operations before income taxes	—	0.5	—	0.2
Provision for income taxes	—	0.2	—	0.2
Net income from discontinued operations	$—	$0.3	$—	$—

NOTE 5—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and six months ended June 30, 2023 and 2022.

	Engineered	Latex	Plastics
Three Months Ended	Materials	Binders	Solutions	Polystyrene	Feedstocks	Total
June 30, 2023
United States	$108.3	$70.4	$63.5	$—	$3.1	$245.3
Europe	69.3	123.0	156.6	129.5	34.4	512.8
Asia-Pacific	25.7	59.2	23.1	63.3	—	171.3
Rest of World	2.9	1.4	28.9	—	—	33.2
Total	$206.2	$254.0	$272.1	$192.8	$37.5	$962.6
June 30, 2022
United States	$150.7	$102.5	$106.1	$—	$4.6	$363.9
Europe	108.9	169.4	198.5	215.9	92.0	784.7
Asia-Pacific	38.2	79.3	31.6	96.0	—	245.1
Rest of World	3.5	2.5	25.7	0.1	—	31.8
Total	$301.3	$353.7	$361.9	$312.0	$96.6	$1,425.5

	Engineered	Latex	Plastics
Six Months Ended	Materials	Binders	Solutions	Polystyrene	Feedstocks	Total
June 30, 2023
United States	$219.2	$138.0	$132.2	$—	$6.7	$496.1
Europe	142.8	251.1	321.9	268.0	73.8	1,057.6
Asia-Pacific	44.6	109.9	50.9	133.9	—	339.3
Rest of World	5.8	3.1	57.0	—	—	65.9
Total	$412.4	$502.1	$562.0	$401.9	$80.5	$1,958.9
June 30, 2022
United States	$289.1	$184.7	$190.6	$—	$8.5	$672.9
Europe	227.6	320.3	445.1	430.5	158.4	1,581.9
Asia-Pacific	73.5	151.0	68.8	199.4	—	492.7
Rest of World	6.3	4.4	53.9	0.1	—	64.7
Total	$596.5	$660.4	$758.4	$630.0	$166.9	$2,812.2

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales	$416.6	$594.6	$859.9	$1,119.0
Gross profit	$39.1	$93.5	$92.0	$141.6
Net income	$25.8	$80.1	$63.6	$116.2

As of June 30, 2023 and December 31, 2022, the Company’s investment in Americas Styrenics was $255.2 million and $255.1 million, respectively, which was $1.6 million and $8.4 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 1.7 years as of June 30, 2023. The Company received dividends of $10.0 million and $30.0 million from Americas Styrenics during the three and six months ended June 30, 2023, respectively, and $30.0 million and $37.5 million during the three and six months ended June 30, 2022, respectively.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Finished goods	$155.6	$218.4
Raw materials and semi-finished goods	237.4	295.6
Supplies	37.9	39.6
Total	$430.9	$553.6

NOTE 8—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, debt consisted of the following:

			June 30, 2023			December 31, 2022
	Interest Rate as of June 30, 2023	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
Senior Credit Facility
2024 Term Loan B	7.538%	September 2024	$659.9	$(3.6)	$656.3	$663.4	$(5.1)	$658.3
2028 Term Loan B	7.717%	May 2028	734.2	(13.2)	721.0	735.9	(14.4)	721.5
2026 Revolving Facility(2)	Various	May 2026	—	—	—	—	—	—
2029 Senior Notes	5.125%	April 2029	447.0	(12.0)	435.0	447.0	(12.9)	434.1
2025 Senior Notes	5.375%	September 2025	500.0	(3.1)	496.9	500.0	(3.7)	496.3
Accounts Receivable Securitization Facility(3)	Various	November 2024	—	—	—	—	—	—
Other indebtedness	Various	Various	7.9	—	7.9	7.4	—	7.4
Total debt			$2,349.0	$(31.9)	$2,317.1	$2,353.7	$(36.1)	$2,317.6
Less: current portion(4)					(18.5)			(16.0)
Total long-term debt, net of unamortized deferred financing fees					$2,298.6			$2,301.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities and the ongoing 2024 Term Loan B refinancing efforts, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	As of June 30, 2023, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $25.1 million outstanding letters of credit. As of June 30, 2023, the Company had funds available for borrowing of $97.4 million (net of the applicable $15.1 million outstanding letters of credit as defined in the secured credit agreement), which reflects the borrowing limit imposed by the springing covenant. The springing covenant applies when 30% or more of the 2026 Revolving Facility’s capacity is drawn which then requires the Company to meet a first lien net leverage ratio (as defined in the secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of June 30, 2023, the first lien net leverage ratio was 6.07x and the outstanding borrowings did not exceed the 30% threshold. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(3)	As of June 30, 2023, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $139.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.
(4)	The current portion of long-term debt was primarily related to $16.0 million and $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B as of June 30, 2023 and December 31, 2022, respectively.

Pursuant to the terms of the Credit Agreement, the Company implemented the benchmark replacement to replace the LIBO rate with the Secured Overnight Financing Rate (“SOFR”) in the third quarter of 2023. Accounting Standards Codification (“ASC”) 848, Reference Rate Reform, will allow us to account for the modification as a continuation of the existing contract without additional analysis.

We believe funds provided by operations, our cash and cash equivalent balances, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility, will be adequate to meet all necessary operating and capital expenditures for at least the next 12 months under the current operating environment.

The Company’s ability to refinance the 2024 Term Loan B, which matures in September 2024, as well as the timing and terms of any such refinancing, are dependent upon several factors, including the prevailing credit, market and economic conditions, and there can be no assurance that the Company will be successful in refinancing on similar terms or at all. In addition, rising benchmark interest rates will result in higher interest rates on future indebtedness, and the terms, which could include negative covenants, may further restrict the Company’s ability to take certain actions.

If the Company is unable to refinance the 2024 Term Loan B as it approaches maturity, the Company’s liquidity, results of operations, and financial condition would be materially adversely impacted.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2022 to June 30, 2023:

	Engineered	Latex	Plastics			Americas
	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2022	$348.9	$14.8	$42.5	$4.2	$—	$—	$410.4
Impairment losses	(349.0)	—	—	—	—	—	(349.0)
Foreign currency impact	0.1	0.3	0.6	0.1	—	—	1.1
Balance at June 30, 2023	$—	$15.1	$43.1	$4.3	$—	$—	$62.5

Goodwill impairment testing is performed annually as of October 1, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below the carrying value. As a result of the Company’s fourth quarter 2022 impairment testing, a $297.1 million impairment charge was taken for the PMMA business and Aristech Surfaces reporting units primarily due to the continuation of the challenging macroeconomic environment experienced in 2022 into the fourth quarter of 2022, including significantly lower demand for building & construction and wellness applications, which led to lower operating results including slower growth projections, and a prolonged drop in market capitalization, as well as an increase in the weighted average cost of capital.

As of January 1, 2023, the Company realigned the Engineered Materials segment reporting structure. The PMMA business and Aristech Surfaces reporting units were combined with the Legacy Engineered Materials reporting unit to form the Engineered Materials reporting unit. Impairment assessments on each reporting unit were performed immediately before and after the change in organizational structure where it was concluded there was no goodwill impairment.

The Company determined that a triggering event for the Engineered Materials reporting unit had occurred in the second quarter of 2023 indicating it was more likely than not that the fair value of this goodwill was less than the associated carrying value. This determination resulted from the persistence of the challenging macroeconomic environment into the second quarter of 2023 that resulted in an updated outlook on the duration of the recovery timeline. Therefore, the Company performed a goodwill impairment assessment as of June 1, 2023 on the Engineered Materials reporting unit. The Company did not identify any impairment indicators in any of the other reporting units for the six months ended June 30, 2023.

The Company primarily utilizes an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units as it is most representative of the value that would be received from a market participant. Refer to the Annual Report for further information on the Company’s accounting policies. The persistence of challenging operating conditions, customer destocking and underlying demand weakness in the second quarter of 2023 contributed to a revised outlook including a further reduction in forecasted operating results and growth projections, most notably impacting the near-term, as well as an additional decrease in market capitalization. As a result, the Company recognized a non-cash goodwill impairment loss of $349.0 million during the three months ended June 30, 2023, which was equal to the full carrying value of the reporting unit's associated goodwill. This charge is recorded within “Impairment and other charges” on the condensed consolidated statement of operations and is allocated to the Engineered Materials segment.

As of June 30, 2023 and December 31, 2022, the reported balance of goodwill included accumulated impairment losses of $646.1 million and $297.1 million in the Engineered Materials segment, respectively.

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

As of June 30, 2023, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $658.4 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2023:

June 30,
Buy / (Sell)	2023
Euro	$(525.2)
Chinese Yuan	$(39.0)
Swiss Franc	$(22.6)
Indonesian Rupiah	$(19.0)
South Korean Won	$(18.4)

Open foreign exchange forward contracts as of June 30, 2023 had maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of June 30, 2023.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of June 30, 2023, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of June 30, 2023 had maturities occurring over a period of 18 months and had a notional value of approximately 897 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of June 30, 2023 had maturities occurring over a period of 21 months and had a notional value of approximately 1,355 thousand megawatt hours of natural gas purchases.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(909.0)	$(40.2)	$2.9	$(1,286.4)	$(25.4)	$1.7

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(9.7)	$—	$—	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$—	$—	$—	$(0.6)	$—

The effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$—	$—	$—	$0.3	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$6.0	$—	$—	$39.1
Commodity economic hedges
Amount of loss recognized in income	$(2.6)	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,868.2)	$(78.5)	$5.8	$(2,497.1)	$(47.3)	$(1.3)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(16.1)	$—	$—	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$—	$—	$—	$(1.4)	$—

The effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$—	$—	$—	$2.4	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(1.8)	$—	$—	$47.9
Commodity economic hedges
Amount of loss recognized in income	$(15.0)	$—	$—	$—	$—	$—

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and six months ended June 30, 2023 and 2022:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Designated as Cash Flow Hedges
Commodity cash flow hedges	$0.2	$—	$(9.7)	$—
Interest rate swaps	—	0.9	—	2.4
Total	$0.2	$0.9	$(9.7)	$2.4
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$—	$9.7	$—	$15.8
Total	$—	$9.7	$—	$15.8

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$6.0	$39.1	$(1.8)	$47.9
Remeasurement of foreign currency-denominated assets and liabilities	(2.6)	(37.8)	7.9	(48.0)
Total	$3.4	$1.3	$6.1	$(0.1)

The Company expects to reclassify in the next twelve months an approximate $22.4 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of June 30, 2023, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2023
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1.0	$—	$—	$1.0
Gross derivative asset position	1.0	—	—	1.0
Less: Counterparty netting	(1.0)	—	—	(1.0)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(7.4)	$(10.0)	$(22.4)	$(39.8)
Other noncurrent obligations	—	(1.8)	(3.1)	(4.9)
Gross derivative liability position	(7.4)	(11.8)	(25.5)	(44.7)
Less: Counterparty netting	1.0	—	—	1.0
Net derivative liability position	$(6.4)	$(11.8)	$(25.5)	$(43.7)
Total net derivative position	$(6.4)	$(11.8)	$(25.5)	$(43.7)

	December 31, 2022
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.2	$—	$—	$0.2
Gross derivative asset position	0.2	—	—	0.2
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$0.1	$—	$—	$0.1
Liability Derivatives:
Accounts payable	$(11.1)	$(5.3)	$(11.3)	$(27.7)
Other noncurrent obligations	—	(1.3)	(0.9)	(2.2)
Gross derivative liability position	(11.1)	(6.6)	(12.2)	(29.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(11.0)	$(6.6)	$(12.2)	$(29.8)
Total net derivative position	$(10.9)	$(6.6)	$(12.2)	$(29.7)

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(6.4)	$—	$(6.4)
Commodity economic hedges—(Liabilities)	—	(11.8)	—	(11.8)
Commodity cash flow hedges—(Liabilities)	—	(25.5)	—	(25.5)
Total fair value	$—	$(43.7)	$—	$(43.7)

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(11.0)	—	(11.0)
Commodity economic hedges—(Liabilities)	—	(6.6)	—	(6.6)
Commodity cash flow hedges—(Liabilities)	—	(12.2)	—	(12.2)
Total fair value	$—	$(29.7)	$—	$(29.7)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2022, which were still held as of June 30, 2023. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continued to operate until the fourth quarter of 2022 when the Company decided to close this plant in connection with the asset restructuring plan. Refer to Note 17 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. During the three and six months ended June 30, 2023, the Company recorded additional impairment charges of $0.1 million and $0.4 million, respectively, related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired, which are also included within “Impairment and other charges” on the condensed consolidated statements of operations. Refer to the Company’s Annual Report for further information. As of June 30, 2023 and December 31, 2022, the value of the Boehlen styrene monomer assets are recorded at $3.2 million within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2023 and December 31, 2022:

	As of	As of
	June 30, 2023	December 31, 2022
2029 Senior Notes	$211.3	$292.3
2028 Term Loan B	585.6	687.1
2025 Senior Notes	419.5	416.9
2024 Term Loan B	638.9	645.6
Total fair value	$1,855.3	$2,041.9

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of June 30, 2023 and December 31, 2022.

NOTE 12—PROVISION FOR INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Effective income tax rate	6.7%	45.4%	9.5%	49.7%

Benefit from income taxes for the three and six months ended June 30, 2023 totaled $25.1 million and $41.8 million, respectively, resulting in an effective tax rate of 6.7% and 9.5% respectively. Provision for income taxes for the three and six months ended June 30, 2022 totaled $30.8 million and $53.4 million, respectively, resulting in an effective tax rate of 45.4% and 49.7%, respectively.

The most significant drivers of the decrease in the effective income tax rate for the three and six months ended June 30, 2023 compared to the prior year was the change in the Company’s forecasted earnings, where the overall decrease in profitability is expected to be generated primarily in lower rate jurisdictions, and a portion of the goodwill impairment not anticipated to provide a tax benefit. This is partially offset by a reduction in losses not anticipated to provide a tax benefit.

The effective tax rate for the three and six months ended June 30, 2023 was impacted by a $349.0 million charge related to goodwill impairment, as described within Note 9 of the condensed consolidated financial statements, for which the Company recorded a tax benefit of $63.5 million.

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

Lastly, the effective income tax rate for the six months ended June 30, 2022 was impacted by a $35.6 million charge related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements, for which the Company estimates no tax benefit.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted against the Company, and the Company does not have any material accrued obligations for any Superfund Sites. As of June 30, 2023 and December 31, 2022, the Company had $3.9 million and $3.5 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

In connection with the Asset Restructuring Plan as described within Note 17, the Company concluded the Boehlen, Germany site no longer had an indeterminate life. Accordingly, during the fourth quarter of 2022, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated as of June 30, 2023.

Change in asset retirement obligation
Balance at December 31, 2022	$35.8
Obligations incurred	5.2
Settlements	(6.8)
Accretion expense	0.9
Currency translation adjustment	0.5
Balance at June 30, 2023	$35.6

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the current portion was $24.6 million and $25.3 million, respectively, and the long-term portion was $11.0 million and $10.5 million, respectively.

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

(b)	Timothy McGraw, Emily Cohen & Danielle Byrd v. Altuglas LLC and Trinseo LLC (United States District Court for the Eastern District of Pennsylvania)

On March 29, 2023, a putative class action complaint was filed which seeks to certify a class that could potentially include all persons and entities that reside in the area served by the Baxter Drinking Water Treatment Plant. The plaintiffs allege claims of breach of duty of care based on negligence as a result of the Bristol Spill, as well as other causes of action, and seek compensatory damages, restitution, or refund of damages, including actual, statutory, and punitive damages, as well as injunctive relief. On May 12, 2023, the Company filed notice to remove the case from Pennsylvania state court to United States District Court for the Eastern District of Pennsylvania, with immediate effect. On May 19, 2023, the Company also filed a motion to dismiss with the U.S. district court, on the grounds that the alleged harms do not fall within the parameters of the relevant public and private nuisance or negligence laws. On June 2, 2023, plaintiffs objected to federal jurisdiction and asked the court to remand the action to state court. Given the early stage of this matter, we are not able to estimate whether a material loss to our business is probable or remote, or estimate a potential range of loss, if any. The Company intends to vigorously defend this action.

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

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2023	2022	2023	2022
Net periodic benefit cost
Service cost	$2.0	$3.1	$0.1	$0.3
Interest cost	1.7	0.6	0.2	0.1
Expected return on plan assets	(0.2)	—	(0.1)	(0.3)
Amortization of prior service credit	(0.1)	(0.1)	—	—
Amortization of net (gain) loss	(0.8)	0.6	—	—
Settlement and curtailment gain	—	(1.9)	—	—
Net periodic benefit cost	$2.6	$2.3	$0.2	$0.1

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2023	2022	2023	2022
Net periodic benefit cost
Service cost	$4.1	$6.3	$0.3	$0.5
Interest cost	3.4	1.3	0.4	0.3
Expected return on plan assets	(0.3)	(0.1)	(0.3)	(0.5)
Amortization of prior service credit	(0.1)	(0.2)	—	—
Amortization of net (gain) loss	(1.5)	1.3	—	—
Settlement and curtailment gain	—	(1.9)	—	—
Net periodic benefit cost	$5.6	$6.7	$0.4	$0.3

The Company had less than $0.3 million of net periodic benefit costs for its other postretirement plans for the three and six months ended June 30, 2023 and 2022.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $183.9 million and $177.8 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.7 million and $4.4 million during the three and six months ended June 30, 2023, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $8.9 million to its defined benefit plans for the remainder of 2023.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and six months ended June 30, 2023 and 2022, as well as unrecognized compensation cost as of June 30, 2023:

					As of
	Three Months Ended		Six Months Ended		June 30, 2023
	June 30,		June 30,		Unrecognized	Weighted
	2023	2022	2023	2022	Compensation Cost	Average Years
RSUs	$2.2	$2.4	$7.0	$7.0	$12.1	1.8
Options	0.7	0.7	3.3	3.8	3.1	1.5
PSUs	0.9	0.7	1.7	1.4	6.5	2.2
Total share-based compensation expense	$3.8	$3.8	$12.0	$12.2

The following table summarizes awards granted and the respective weighted average grant date fair value for the six months ended June 30, 2023:

	Six Months Ended
	June 30, 2023
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	482,563	$22.28
Options	438,727	9.87
PSUs	219,238	9.20

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the six months ended June 30, 2023:

Six Months Ended
June 30, 2023
Expected term (in years)	5.50
Expected volatility	54.01%
Risk-free interest rate	4.06%
Dividend yield	2.00%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the six months ended June 30, 2023, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the six months ended June 30, 2023:

Six Months Ended
June 30, 2023
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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and six months ended June 30, 2023 and 2022. Asset and intersegment sales information by reporting segment are not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 5 for the Company’s net sales to external customers by segment for the three and six months ended June 30, 2023 and 2022.

	Engineered	Latex	Plastics			Americas
Three Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics
June 30, 2023	$11.8	$25.3	$25.2	$6.2	$(6.9)	$12.5
June 30, 2022	$34.0	$29.4	$46.1	$23.0	$14.2	$39.4

	Engineered	Latex	Plastics			Americas
Six Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics
June 30, 2023	$0.1	$51.3	$50.8	$21.9	$(17.7)	$30.1
June 30, 2022	$68.7	$59.6	$114.7	$68.3	$18.3	$61.0
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

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations before income taxes	$(374.1)	$67.9	$(439.7)	$107.6
Interest expense, net	40.2	25.4	78.5	47.3
Depreciation and amortization	52.5	48.1	108.5	101.1
Corporate Unallocated(2)	17.3	21.6	43.4	48.5
Adjusted EBITDA Addbacks(3)	338.2	23.1	345.8	86.1
Segment Adjusted EBITDA	$74.1	$186.1	$136.5	$390.6
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net gain on disposition of businesses and assets (Note 17)	$(16.3)	$(1.5)	$(16.3)	$(1.8)
Restructuring and other charges (Note 17)	1.5	(1.5)	5.2	(1.0)
Acquisition transaction and integration net costs (Note 3)	0.1	2.7	0.1	5.9
Asset impairment charges or write-offs (Note 11) (a)	1.3	1.3	1.6	2.0
European Commission request for information (Note 13)	—	—	—	35.6
Goodwill impairment charges (Note 9)	349.0	—	349.0	—
Other items (b)	2.6	22.1	6.2	45.4
Total Adjusted EBITDA Addbacks	$338.2	$23.1	$345.8	$86.1
(a)	Asset impairment charges or write-offs for the three and six months ended June 30, 2023 primarily relate to write-offs and other charges, as well as the impairment of the Company’s styrene monomer assets in Boehlen. Asset impairment charges or write-offs for the three and six months ended June 30, 2022 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen.
(b)	Other items for the three and six months ended June 30, 2023 and 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three and six months ended June 30, 2022 also relate to fees incurred in conjunction with our transition to a new enterprise resource planning system.

NOTE 17—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Life-to-date
	2023	2022	2023	2022	Charges	Segment
Asset Restructuring Plan(1)
Feedstocks:
Accelerated depreciation	$4.3	$—	$5.2	$—	$40.3	Feedstocks
Employee termination benefits	—	—	(0.2)	—	3.7	Feedstocks
Contract terminations	1.8	—	4.3	—	4.7	Feedstocks
Decommissioning and other	0.4	—	0.9	—	4.2	Feedstocks
Plastics Solutions:
Accelerated depreciation	—	—	—	—	1.4	Plastics Solutions
Employee termination benefits	—	—	(0.4)	—	3.0	Plastics Solutions
Decommissioning and other	0.7	—	1.4	—	1.4	Plastics Solutions
Engineered Materials:
Accelerated depreciation	—	—	3.1	—	6.3	Engineered Materials
Employee termination benefits	—	—	—	—	2.4	Engineered Materials
Decommissioning and other	(1.4)	—	(0.8)	—	2.8	Engineered Materials
Asset Restructuring Plan subtotal	$5.8	$—	$13.5	$—	$70.2
Transformational Restructuring Program
Employee termination benefits	$—	$(0.2)	$—	$0.1	$8.8
Transformational Restructuring Program Subtotal	$—	$(0.2)	$—	$0.1	$8.8	N/A(2)
Other Restructurings	—	(1.3)	—	(1.1)		Various
Total Restructuring Charges	$5.8	$(1.5)	$13.5	$(1.0)
(1)	In December 2022, the Company announced an asset restructuring plan designed to reduce costs, improve profitability, reduce exposure to cyclical markets and elevated natural gas prices, and address market overcapacity. The asset restructuring plan includes (i) closure of manufacturing operations at the styrene production facility in Boehlen, Germany, (ii) closure of one of its production lines at the Stade, Germany polycarbonate plant, and (iii) closure of the PMMA sheet manufacturing site in Matamoros, Mexico. The program is expected to be substantially completed by the end of 2024. In connection with this restructuring plan, during the three and six months ended June 30, 2023, the Company incurred employee termination benefit charges of $0.0 million and $(0.6) million, respectively, contract termination charges of $1.8 million and $4.3 million, respectively, accelerated depreciation charges of $4.3 million and $8.3 million, respectively, and decommissioning and other charges of $(0.3) million and $1.5 million, respectively. Production at all facilities have ceased and decommissioning activities are expected to continue through the end of 2024. The Company expects to incur incremental contract termination charges of $15.8 million, decommissioning and other charges of $1.7 million, as well as a limited amount of incremental employee termination benefit charges, the majority of which is expected to be paid by the end of 2024. Of the total incremental charges, $17.5 million is expected to be incurred in the Feedstocks segment, and less than $1.0 million is expected to be incurred in the Plastics Solution segment.

In April 2023, the Company entered into an agreement to sell its land, buildings and equipment in Matamoros, Mexico for a cash consideration of approximately $19.0 million, which was received in May 2023 when the transaction closed. The Company recorded a pre-tax gain on sale of $14.4 million during the three and six months ended June 30, 2023, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

(2)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s strategic initiatives. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of June 30, 2023 of less than $1.0 million, the majority of which are expected to be paid in 2023. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

Refer to Note 13 for further information regarding the asset retirement obligation. The following table provides a roll forward of the other liability balances associated with the Company’s restructuring activities as of June 30, 2023. Employee termination benefits and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2022	Expenses	Deductions(1)	June 30, 2023
Employee termination benefits	$13.3	$(0.6)	$(3.5)	$9.2
Contract terminations	—	4.3	(4.3)	—
Decommissioning and other	—	1.9	(1.9)	—
Total	$13.3	$5.6	$(9.7)	$9.2
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2023 and 2022	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of March 31, 2023	$(140.7)	$29.3	$(16.5)	$(127.9)
Other comprehensive loss	(8.6)	—	(8.5)	(17.1)
Amounts reclassified from AOCI to net income(1)	—	(0.8)	8.7	7.9
Balance as of June 30, 2023	$(149.3)	$28.5	$(16.3)	$(137.1)

Balance as of March 31, 2022	$(118.6)	$(33.3)	$2.2	$(149.7)
Other comprehensive income (loss)	(34.8)	7.7	—	(27.1)
Amounts reclassified from AOCI to net income (1)	—	(1.4)	0.3	(1.1)
Balance as of June 30, 2022	$(153.4)	$(27.0)	$2.5	$(177.9)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2023 and 2022	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive income (loss)	1.9	—	(21.7)	(19.8)
Amounts reclassified from AOCI to net income(1)	—	(0.5)	14.5	14.0
Balance as of June 30, 2023	$(149.3)	$28.5	$(16.3)	$(137.1)

Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(39.1)	7.7	0.7	(30.7)
Amounts reclassified from AOCI to net income(1)	—	(1.1)	1.1	—
Balance as of June 30, 2022	$(153.4)	$(27.0)	$2.5	$(177.9)

(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Statements of Operations
AOCI Components	2023	2022	2023	2022	Classification
Cash flow hedging items
Commodity cash flow hedges	$9.7	$—	$16.1	$—	Cost of sales
Interest rate swaps	—	0.6	—	1.4	Interest expense, net
Total before tax	9.7	0.6	16.1	1.4
Tax effect	(1.0)	(0.3)	(1.6)	(0.3)	Provision for (benefit from) income taxes
Total, net of tax	$8.7	$0.3	$14.5	$1.1

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.1)	$(0.1)	$—	$(0.2)	(a)
Net actuarial (gain) loss	(1.0)	0.6	(0.7)	1.2	(a)
Net curtailment and settlement gain	—	(1.9)	—	(1.9)	(a)
Total before tax	(1.1)	(1.4)	(0.7)	(0.9)
Tax effect	0.3	—	0.2	(0.2)	Provision for (benefit from) income taxes
Total, net of tax	$(0.8)	$(1.4)	$(0.5)	$(1.1)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

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

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
Earnings:
Net income (loss) from continuing operations	$(349.0)	$37.1	$(397.9)	$54.2
Net income from discontinued operations	—	0.3	—	—
Net income (loss)	$(349.0)	$37.4	$(397.9)	$54.2
Shares:
Weighted average ordinary shares outstanding	35.2	36.3	35.1	36.8
Dilutive effect of RSUs, option awards, and PSUs(1)	—	0.7	—	0.8
Diluted weighted average ordinary shares outstanding	35.2	37.0	35.1	37.6
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	$(9.93)	$1.02	$(11.34)	$1.47
Discontinued operations	—	0.01	—	—
Income (loss) per share—basic	$(9.93)	$1.03	$(11.34)	$1.47
Income (loss) per share—diluted:
Continuing operations	$(9.93)	$1.00	$(11.34)	$1.44
Discontinued operations	—	0.01	—	—
Income (loss) per share—diluted	$(9.93)	$1.01	$(11.34)	$1.44
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss from continuing operations for the three and six months ended June 30, 2023, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive. There were 1.0 million and 0.9 million anti-dilutive shares that have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022, respectively.

NOTE 20—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Asset impairment charges or write-offs (Note 11)	$0.1	$1.3	$0.4	$2.0
European Commission request for information (Note 13)	—	—	—	35.6
Goodwill impairment charges (Note 9)	349.0	—	349.0	—
Total	$349.1	$1.3	$349.4	$37.6

173.8t

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2023 Year-to-Date Highlights

During the three and six months ended June 30, 2023, Trinseo recognized net loss from continuing operations of $349.0 million and $397.9 million, respectively, and Adjusted EBITDA of $56.8 million and $93.1 million, respectively. Each period is inclusive of non-cash goodwill impairment charges of $349.0 million as discussed below. The persistence of challenging operating conditions, customer destocking, and underlying demand weakness contributed to a revised outlook. This outlook includes a further reduction in near-term forecasted operating results and growth projections, as well as an additional decrease in market capitalization. As a result of conditions discussed above, the Company recorded a non-cash impairment charge of $349.0 million equal to the full carrying value of the Engineered Materials reporting unit associated goodwill. These impairment charges do not affect the Company’s cash position, and the Company remains encouraged by the businesses’ expected synergies and strategic value as it continues to evolve as a specialty material and sustainable solutions provider. Continued customer destocking and underlying demand weakness have been experienced across all reporting segments, especially in building & construction and consumer durables applications, however, the impact to our operating performance was mitigated from the asset restructuring initiatives that were announced in the fourth quarter of 2022 as well as lower input costs and commercial actions. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures.

Amid this challenging environment, the Company continues to implement numerous liquidity improvement actions, including reducing working capital, deferring capital expenditures, and reducing cash dividends. As a result of these actions, the Company achieved positive cash generation from operating activities and strong quarter-end liquidity. The Company continues to have access to capital resources, no maintenance covenants on our debt agreements, and no significant debt maturing until September 2024. Refer to the “Capital Resources and Liquidity” section below for further information. Other highlights for the year are described below.

Potential Profitability Improvement Initiatives

In response to the challenging macroeconomic environment, Trinseo continues to evaluate its asset footprint to improve its economic position and operating flexibility. The potential initiatives under current consideration include:

●	Potential closure of our Terneuzen, the Netherlands styrene plant to both improve profitability and aid in achieving our 2030 sustainability goals; and,
●	Optimization of our Europe PMMA sheet network, subject to works councils negotiations.

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

Sale of Matamoros, Mexico Manufacturing Facility

In April 2023, Trinseo entered into an agreement to sell its land, buildings and equipment at its PMMA sheet manufacturing facility in Matamoros, Mexico for a cash consideration of approximately $19.0 million, which was received in May 2023 when the transaction closed. The sale resulted in a pre-tax gain of $14.4 million recognized in the second quarter of 2023. This site was part of the previously-announced asset restructuring plan approved in the fourth quarter of 2022 to consolidate our sheet manufacturing business and optimize our resources.

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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2023	%	2022	%	2023	%	2022	%
Net sales	$962.6	100%	$1,425.5	100%	$1,958.9	100%	$2,812.2	100%
Cost of sales	909.0	94%	1,286.4	90%	1,868.2	95%	2,497.1	89%
Gross profit	53.6	6%	139.1	10%	90.7	5%	315.1	11%
Selling, general and administrative expenses	53.8	6%	85.6	6%	138.5	7%	182.3	6%
Equity in earnings of unconsolidated affiliates	12.5	1%	39.4	3%	30.2	2%	61.0	2%
Impairment and other charges	349.1	36%	1.3	—%	349.4	18%	37.6	1%
Operating income (loss)	(336.8)	(35)%	91.6	7%	(367.0)	(18)%	156.2	6%
Interest expense, net	40.2	4%	25.4	2%	78.5	4%	47.3	2%
Other expense (income), net	(2.9)	—%	(1.7)	—%	(5.8)	—%	1.3	—%
Income (loss) from continuing operations before income taxes	(374.1)	(39)%	67.9	5%	(439.7)	(22)%	107.6	4%
Provision for (benefit from) income taxes	(25.1)	(3)%	30.8	2%	(41.8)	(2)%	53.4	2%
Net income (loss) from continuing operations	$(349.0)	(36)%	$37.1	3%	$(397.9)	(20)%	$54.2	2%
Net income from discontinued operations, net of income taxes	—	—%	0.3	—%	—	—%	—	—%
Net income (loss)	$(349.0)	(36)%	$37.4	3%	$(397.9)	(20)%	$54.2	2%

Three Months Ended – June 30, 2023 vs. June 30, 2022

Net Sales

Net sales decreased 32% year-over-year. Lower sales volumes resulted in a 16% decrease from continued customer destocking and underlying demand weakness from an uncertain economic and geopolitical macroenvironment, particularly in applications supporting building & construction and consumer durables. Additionally, a decrease of 17% was related to lower selling prices from the pass through of lower raw material costs.

Cost of Sales

The 29% decrease in cost of sales was primarily attributable to a 16% decrease due to lower sales volumes and a 26% decrease in raw material costs. Natural gas hedges contributed to a $12.3 million unfavorable impact year-over-year.

Gross Profit

The decrease in gross profit of 61% was primarily attributable to lower sales volumes as discussed above as well as lower margins from weaker market conditions including low demand and available supply. Margins were also pressured by unfavorable impacts from natural gas hedges as discussed above. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $31.8 million, or 37%, decrease in SG&A was primarily due to a decrease of $20.1 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $6.4 million decrease in salary and wages expense and a $3.3 million decrease in acquisition transaction and integration costs as well as the Company’s enterprise resource planning system upgrade. Offsetting these decreased costs was a $3.0 million increase in restructuring costs, driven by the asset restructuring plan approved in the fourth quarter of 2022.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings from Americas Styrenics of $26.9 million was due to lower styrene margins compared to high levels in the prior year.

Impairment and Other Charges

During the three months ended June 30, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit, as described within Note 9 in the condensed consolidated financial statements. Additionally, during the three months ended June 30, 2023 and 2022, the Company recorded impairment charges of $0.1 million and $1.3 million, respectively, related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $14.8 million, or 58%, was primarily attributable to the increase in the LIBO rate year-over-year. Refer to Note 8 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other income, net for the three months ended June 30, 2023 was $2.9 million, which was primarily driven by foreign exchange transaction gains of $3.4 million. These net foreign exchange transaction gains included $6.0 million of gains from our foreign exchange forward contracts, partially offset by $2.6 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period.

Other income, net for the three months ended June 30, 2022 was $1.7 million, which included $1.0 million of income related to the non-service cost components of net periodic benefit cost, as well as foreign exchange transaction gains of $1.3 million. These net foreign exchange transaction gains included $37.8 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $39.1 million of gains from our foreign exchange forward contracts.

Provision for (Benefit from) Income Taxes

Benefit from income taxes for the three months ended June 30, 2023 totaled $25.1 million, resulting in an effective tax rate of 6.7%. Provision for income taxes for the three months ended June 30, 2022 totaled $30.8 million, resulting in an effective tax rate of 45.4%.

The decrease in provision for income taxes is primarily driven by the decrease of $442.0 million in income from continuing operations before income taxes.

Also increasing the provision for income taxes in the three months ended June 30, 2022 was the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022. This expense was partially offset by the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

There was no net income from discontinued operations, net of income taxes during the three months ended June 30, 2023. Net income from discontinued operations, net of income taxes during the three months ended June 30, 2022 was $0.3 million, and was related to the results and sale of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Six Months Ended – June 30, 2023 vs. June 30, 2022

Net Sales

Net sales decreased 30% year-over-year. Lower sales volumes resulted in an 18% decrease from continued customer destocking and underlying demand weakness from an uncertain economic and geopolitical macroenvironment, particularly in applications supporting building & construction and consumer durables. Additionally, a decrease of 12% was related to lower selling prices from the pass through of lower raw material costs.

Cost of Sales

The 25% decrease in cost of sales was primarily attributable to a 17% decrease due to lower sales volumes and an 18% decrease in raw material costs. Natural gas hedges contributed to a $31.1 million unfavorable impact year-over-year.

Gross Profit

The decrease in gross profit of 71% was primarily attributable to lower sales volumes as discussed above as well as lower margins from weaker market conditions including low demand and available supply. Margins were also pressured by unfavorable impacts from natural gas hedges as discussed above. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $43.8 million, or 24%, decrease in SG&A was primarily due to a decrease of $37.8 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $7.3 million decrease in salary and wages expense, and a $5.8 million decrease in acquisition transaction and integration costs. Offsetting these decreased costs was a $6.2 million increase in restructuring costs, driven by the asset restructuring plan approved in the fourth quarter of 2022.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings from Americas Styrenics of $30.8 million was due to lower styrene margins compared to the high levels in the prior year.

Impairment and Other Charges

During the six months ended June 30, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit, as described within Note 9 in the condensed consolidated financial statements. Additionally, during the six months ended June 30, 2023 and 2022, the Company recorded impairment charges of $0.4 million and $2.0 million, respectively, related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements. During the six months ended June 30, 2022, the Company recorded a charge of $35.6 million related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $31.2 million, or 66%, was primarily attributable to the increase in the LIBO rate year-over-year. Refer to Note 8 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other income, net for the six months ended June 30, 2023 was $5.8 million, which was primarily driven by foreign exchange transaction gains of $6.1 million. These net foreign exchange transaction gains included $7.9 million of gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $1.8 million of losses from our foreign exchange forward contracts.

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

Provision for (Benefit from) Income Taxes

Benefit from income taxes for the six months ended June 30, 2023 totaled $41.8 million, resulting in an effective tax rate of 9.5%. Provision for income taxes for the six months ended June 30, 2022 totaled $53.4 million, resulting in an effective tax rate of 49.7%.

The decrease in provision for income taxes is primarily driven by the decrease of $547.3 million in income from continuing operations before income taxes.

Also increasing the provision for income taxes for the six months ended June 30, 2022 was the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022. This expense was partially offset by the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

There was no net income from discontinued operations, net of income taxes during the six months ended June 30, 2023 and 2022. Refer to Note 4 in the condensed consolidated financial statements for further information.

Outlook

Many of the challenging operating conditions from the second half of 2022 have persisted into 2023, such as customer destocking and underlying demand weakness. We expect a similar, constrained demand environment through the remainder of the year and therefore anticipate second half performance that is similar to the second quarter. Despite the economic environment, we have generated cash during the first half of the year. Also, we are seeing the benefit of our previously announced asset restructuring initiatives, and we have recently undertaken additional restructuring initiatives that we anticipate will result in meaningful cost savings in 2024. We believe these actions will better position us to achieve higher growth, higher margin and lower volatility as demand normalizes.

The Company has access to capital resources and continues to focus on liquidity improvement actions to manage the anticipated impact of the challenging macroeconomic environment on our business operations for the foreseeable future. The profitability improvement factors noted above, coupled with certain cash preservation initiatives that we have undertaken, such as a reduction in working capital and capital expenditure deferments, will strengthen our liquidity and balance sheet and are expected to position us to deliver sustained financial strength.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2023 and 2022. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$206.2	$301.3	(32)%	$412.4	$596.5	(31)%
Adjusted EBITDA	$11.8	$34.0	(65)%	$0.1	$68.7	(100)%
Adjusted EBITDA margin	6%	11%		0%	12%

Three Months Ended – June 30, 2023 vs. June 30, 2022

The 32% decrease in net sales was primarily attributable to an 18% decrease due to lower sales volumes from weak underlying demand and continued customer destocking, particularly in building & construction, consumer electronics, and wellness applications. Lower pricing also contributed to a 13% decrease year-over-year.

The $22.2 million, or 65%, decrease in Adjusted EBITDA was primarily due to a decrease of $17.9 million, or 53%, due to lower sales volumes as described above. Lower margins resulted in a decrease of $3.5 million, or 10%, due to weaker MMA market conditions, as well as a $6.4 million unfavorable impact from natural gas hedges.

Six Months Ended – June 30, 2023 vs. June 30, 2022

The 31% decrease in net sales was primarily attributable to a 21% decrease due to lower sales volumes from weak underlying demand and continued customer destocking, particularly in building & construction, consumer electronics, and wellness applications. Lower pricing also contributed to a 10% decrease year-over-year.

The $68.6 million, or 100%, decrease in Adjusted EBITDA was primarily due to a decrease of $36.1 million, or 53%, due to lower sales volumes as described above. Lower margins resulted in a decrease of $28.2 million, or 41%, due to weaker MMA market conditions, as well as a $16.0 million unfavorable impact from natural gas hedges. Higher fixed costs also resulted in a $5.7 million, or 8%, decrease in Adjusted EBITDA due to manufacturing cost under absorption.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$254.0	$353.7	(28)%	$502.1	$660.4	(24)%
Adjusted EBITDA	$25.3	$29.4	(14)%	$51.3	$59.6	(14)%
Adjusted EBITDA margin	10%	8%		10%	9%

Three Months Ended – June 30, 2023 vs. June 30, 2022

The 28% decrease in net sales was primarily due to a 17% decrease due to lower sales volumes across all regions and applications and a 12% decrease in pricing from the pass through of lower raw material costs.

The $4.1 million, or 14%, decrease in Adjusted EBITDA was primarily due to a decrease of $12.8 million, or 43%, from lower sales volumes in addition to a decrease of $4.3 million, or 15%, due to higher fixed costs. These decreases were partially offset by a $13.4 million, or 46%, increase attributable to higher margins including pricing initiatives and a favorable net timing variance.

Six Months Ended – June 30, 2023 vs. June 30, 2022

The 24% decrease in net sales was primarily due to a 15% decrease due to lower sales volumes across all regions and applications and an 8% decrease in pricing from the pass through of lower raw material costs.

The $8.3 million, or 14%, decrease in Adjusted EBITDA was primarily due to a decrease of $23.7 million, or 40%, from lower sales volumes in addition to a decrease of $4.8 million, or 8%, due to higher fixed costs. These decreases were partially offset by a $21.2 million, or 36%, increase attributable to higher margins including pricing initiatives.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$272.1	$361.9	(25)%	$562.0	$758.4	(26)%
Adjusted EBITDA	$25.2	$46.1	(45)%	$50.8	$114.7	(56)%
Adjusted EBITDA margin	9%	13%		9%	15%

Three Months Ended – June 30, 2023 vs. June 30, 2022

Net sales decreased by 25% year-over-year, primarily due to a 14% decrease from lower pricing due to the pass through of lower raw material costs. In addition, sales decreased 11% from lower volume in polycarbonate from the announced shutdown of one production line as well as in copolymers in building & construction, industrial, and consumer durables applications.

The $20.9 million, or 45%, decrease in Adjusted EBITDA was primarily due to lower sales volumes and margins. Lower sales volumes, as described above, contributed to a $2.1 million, or 5%, decrease in Adjusted EBITDA. In addition, Adjusted EBITDA decreased by $16.1 million, or 35%, due to lower margins in ABS products from weaker market conditions. Higher fixed costs, mainly from manufacturing cost under absorption, also contributed a $3.1 million, or 7%, decrease in Adjusted EBITDA.

Six Months Ended – June 30, 2023 vs. June 30, 2022

Net sales decreased by 26% year-over-year, primarily due to lower sales volume which contributed a 15% decrease. Sales volumes were primarily impacted by a decrease in polycarbonate from the announced shutdown of one production line as well as in copolymers in building & construction, industrial, and consumer durables applications, partially offset by higher volumes to automotive applications. Also contributing to the overall decrease was a 10% decrease from lower pricing due to the pass through of lower raw material costs.

The $63.9 million, or 56%, decrease in Adjusted EBITDA was primarily due to lower sales volumes and margins. Lower sales volumes, as described above, contributed to a $21.4 million, or 19%, decrease in Adjusted EBITDA. In addition, Adjusted EBITDA decreased by $33.5 million, or 29%, due to lower margins caused by weaker market conditions, primarily in ABS products. Higher fixed costs also contributed a $7.4 million, or 6%, decrease in Adjusted EBITDA. Volumes supporting automotive applications improved 3% versus prior year, mainly from Europe and North America, as production and supply chain constraints eased.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$192.8	$312.0	(38)%	$401.9	$630.0	(36)%
Adjusted EBITDA	$6.2	$23.0	(73)%	$21.9	$68.3	(68)%
Adjusted EBITDA margin	3%	7%		5%	11%

Three Months Ended – June 30, 2023 vs. June 30, 2022

Net sales decreased by 38% year-over-year. Lower sales volumes due to weaker demand in appliance and building & construction applications led to a 14% decrease in net sales from the prior year. Also contributing to the overall decrease was a 25% decrease from lower pricing, primarily from the pass through of lower styrene costs.

The $16.8 million, or 73%, decrease in Adjusted EBITDA was primarily due to weaker demand which negatively impacted volumes and margins, particularly in building & construction and appliance applications. This resulted in a decrease of $4.4 million, or 19%, due to lower volumes, and a decrease of $6.0 million, or 26%, due to lower margins. Also contributing to the overall decrease was a $6.3 million, or 28%, decrease from higher fixed costs primarily from manufacturing cost under absorption.

Six Months Ended – June 30, 2023 vs. June 30, 2022

Net sales decreased by 36% year-over-year. Lower sales volumes due to weaker demand in appliance and building & construction applications led to an 18% decrease in net sales from the prior year. Also contributing to the overall decrease was a 17% decrease from lower pricing, primarily from the pass through of lower styrene costs.

The $46.4 million, or 68%, decrease in Adjusted EBITDA was primarily due to weaker demand which negatively impacted volumes and margins, particularly in building & construction and appliance applications. This resulted in a decrease of $16.6 million, or 24%, due to lower volumes, and a decrease of $24.5 million, or 36%, due to lower margins. Also contributing to the overall decrease was a $4.7 million, or 7%, decrease from higher fixed costs.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, and unsaturated polyethylene resins.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$37.5	$96.6	(61)%	$80.5	$166.9	(52)%
Adjusted EBITDA	$(6.9)	$14.2	(149)%	$(17.7)	$18.3	(197)%
Adjusted EBITDA margin	(18)%	15%		(22)%	11%

Three Months Ended – June 30, 2023 vs. June 30, 2022

Net sales decreased 61% year-over-year. Lower styrene-related sales volume resulted in a 33% decrease along with a 28% decrease due to lower pricing.

The decrease of $21.1 million in Adjusted EBITDA was primarily attributed to a $28.4 million, or 201%, decrease from lower styrene margins, including impacts from a $23.3 million unfavorable net timing variance. These decreases were partially offset by an increase of $7.3 million, or 52%, from lower fixed costs mainly due to the December 2022 Boehlen, Germany styrene plant closure.

Six Months Ended – June 30, 2023 vs. June 30, 2022

Net sales decreased 52% year-over-year. Lower styrene-related sales volume resulted in a 26% decrease along with a 24% decrease due to lower pricing.

The decrease of $36.0 million in Adjusted EBITDA was primarily attributed to a $43.6 million, or 239%, decrease from lower styrene margins, including impacts from a $30.6 million unfavorable net timing variance. These decreases were partially offset by an increase of $7.1 million, or 39%, from lower fixed costs mainly due to the December 2022 Boehlen, Germany styrene plant closure.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Adjusted EBITDA*	$12.5	$39.4	(68)%	$30.1	$61.0	(51)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – June 30, 2023 vs. June 30, 2022

The decrease in Adjusted EBITDA was mainly due to lower styrene margins compared to the high levels in the prior year.

Six Months Ended – June 30, 2023 vs. June 30, 2022

The decrease in Adjusted EBITDA was mainly due to lower styrene margins compared to the high levels in the prior year.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$(349.0)	$37.4	$(397.9)	$54.2
Net income from discontinued operations	—	0.3	—	—
Net income (loss) from continuing operations	(349.0)	37.1	(397.9)	54.2
Interest expense, net	40.2	25.4	78.5	47.3
Provision for (benefit from) income taxes	(25.1)	30.8	(41.8)	53.4
Depreciation and amortization	52.5	48.1	108.5	101.1
EBITDA(a)	$(281.4)	$141.4	$(252.7)	$256.0
Net gain on disposition of businesses and assets(b)	(16.3)	(1.5)	(16.3)	(1.8)
Restructuring and other charges(c)	1.5	(1.5)	5.2	(1.0)
Acquisition transaction and integration net costs(d)	0.1	2.7	0.1	5.9
Asset impairment charges or write-offs(e)	1.3	1.3	1.6	2.0
European Commission request for information(f)	—	—	—	35.6
Goodwill impairment charges(g)	349.0	—	349.0	—
Other items(h)	2.6	22.1	6.2	45.4
Adjusted EBITDA	$56.8	$164.5	$93.1	$342.1
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Amounts for the three and six months ended June 30, 2023 primarily relate to the sale of the Matamoros, Mexico manufacturing facility. Refer to Note 17 in the condensed consolidated financial statements for further information.
(c)	Amounts for the three and six months ended June 30, 2023 and 2022 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 17 in the condensed consolidated financial statements for further information.
(d)	Amounts for the three and six months ended June 30, 2022 relate to expenses incurred for the Company’s acquisition and integration of the PMMA business and Aristech Surfaces Acquisitions, which were acquired in 2021.
(e)	Amounts for the three and six months ended June 30, 2023 and 2022 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 11 in the condensed consolidated financial statements.
(f)	Amount for the six months ended June 30, 2022 relates to the estimated liability recorded in connection with the European Commission request for information, as described in Note 13 in the condensed consolidated financial statements.

(g)	Amounts for the three and six months ended June 30, 2023 relate to the goodwill impairment of the Engineered Materials reporting unit. Refer to Note 9 in the condensed consolidated financial statements for further information.
(h)	Other items for the three and six months ended June 30, 2023 and 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the potential divestiture of our styrenics business and our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2023 and 2022. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$101.9	$(88.9)
Operating activities - discontinued operations	—	0.8
Operating activities	101.9	(88.1)
Investing activities - continuing operations	(13.3)	(70.4)
Investing activities - discontinued operations	—	(0.8)
Investing activities	(13.3)	(71.2)
Financing activities	(31.7)	(140.8)
Effect of exchange rates on cash	0.9	(8.5)
Net change in cash, cash equivalents, and restricted cash	$57.8	$(308.6)

Operating Activities

Net cash provided by operating activities from continuing operations during the six months ended June 30, 2023 totaled $101.9 million, which included $30.0 million of dividends received from Americas Styrenics. Although operating results continued to be challenged by customer destocking and macroeconomic conditions, which resulted in reduced customer demand and negative earnings, there was a significant working capital release during the quarter. This working capital release was primarily a result of targeted inventory control actions and cash improvement initiatives. Net cash used in operating activities from discontinued operations during the six months ended June 30, 2023 was not significant.

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

Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2023 totaled $13.3 million, which was primarily attributable to capital expenditures of $35.6 million offset by proceeds from the sale of business and other assets of $22.3 million. The Company has taken proactive measures to reduce and defer capital expenditures during the year as part of our liquidity improvement actions.

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

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 totaled $31.7 million. This activity was primarily due to $17.1 million of dividends paid, $5.4 million in debt repayments, and $5.9 million of net repayments of short-term borrowings.

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

	Six Months Ended
	June 30,
(in millions)	2023	2022
Cash provided by (used in) operating activities	$101.9	$(88.1)
Capital expenditures	(35.6)	(56.2)
Free Cash Flow	$66.3	$(144.3)

Refer to the discussion above for significant impacts to cash provided by (used in) operating activities for the six months ended June 30, 2023 and 2022.

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

At June 30, 2023 and December 31, 2022, we had $2,349.0 million and $2,353.7 million, respectively, in outstanding indebtedness and $628.9 million and $701.3 million, respectively, in working capital. In addition, as of June 30, 2023 and December 31, 2022, we had $173.8 million and $168.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of June 30, 2023 and December 31, 2022 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2023			December 31, 2022
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
Senior Credit Facility
2024 Term Loan B	$659.9	7.0%	$12.3	$663.4	3.9%	$29.1
2028 Term Loan B	734.2	7.5%	24.1	735.9	4.2%	34.7
2026 Revolving Facility	—	—%	28.5	—	—%	1.8
2029 Senior Notes	447.0	5.1%	1.1	447.0	5.1%	24.8
2025 Senior Notes	500.0	5.4%	14.1	500.0	5.4%	25.8
Accounts Receivable Securitization Facility	—	—%	0.7	—	—%	1.4
Other indebtedness	7.9	5.6%	0.2	7.4	5.1%	0.1
Total	$2,349.0		$81.0	$2,353.7		$117.7

As of June 30, 2023, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million and $25.1 million outstanding letters of credit. The 2026 Revolving Facility contains a springing covenant which applies when 30% or more is drawn from the facility. This covenant requires the Company to meet a first lien net leverage ratio (as defined in our secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of June 30, 2023, the first lien net leverage ratio was 6.07x, and as such, the Company had $97.4 million of funds available for borrowing (net of $15.1 million outstanding letters of credit as defined in the secured credit agreement). Further, as of June 30, 2023, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2024 Term Loan B (with original principal of $700.0 million, maturing in September 2024), and our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028). The stated interest rate on our 2024 Term Loan B is London Interbank Offered Rate (“LIBOR”) plus 2.00% (subject to a 0.00% LIBOR floor). The stated interest rate on our 2028 Term Loan B was LIBOR plus 2.50% (subject to a 0.00% LIBOR floor). Pursuant to the terms of the Credit Agreement, the Company implemented the benchmark replacement to replace the LIBO rate with the Secured Overnight Financing Rate (“SOFR”) in the third quarter of 2023.

As of June 30, 2023, our 2025 Senior Notes, as issued under the Indenture executed in 2017, include $500.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025.

As of June 30, 2023, our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $447.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029.

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in November 2024 and has an outstanding borrowing capacity of $150.0 million. As of June 30, 2023, there were no amounts outstanding under this facility and the Company had approximately $139.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 8 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the six months ended June 30, 2023, the Company declared dividends of $0.15 per ordinary share, totaling $5.5 million, of which $1.0 million was accrued as of June 30, 2023 and was paid in July 2023. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Despite the challenging and uncertain market conditions we are continuing to experience in 2023, the Company generated positive cash flows from operating activities for the six months ended June 30, 2023 primarily due to our cash improvement initiatives and working capital reductions. We believe funds provided by operations, our cash and cash equivalent balances of $269.5 million as of June 30, 2023, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility totaling a minimum of $236.4 million, will be adequate to meet all necessary operating and capital expenditures for at least the next 12 months under the current operating environment.

Refinancing the 2024 Term Loan B, which matures in September 2024, remains an ongoing priority for the Company. The Company’s ability to refinance its near-term indebtedness, as well as the timing and terms of any such refinancing, are dependent upon several factors, including the prevailing credit, market and economic conditions, and there can be no assurance that the Company will be successful in refinancing on similar terms or at all. In addition, rising benchmark interest rates will result in higher interest rates on future indebtedness, and the terms, which could include negative covenants, may further restrict the Company’s ability to take certain actions.

If the Company is unable to refinance the 2024 Term Loan B as it approaches maturity, the Company’s liquidity, results of operations, and financial condition would be materially adversely impacted. The Company will continue to focus on negotiation of a refinancing transaction, as well as implementation of liquidity improvement actions until customer destocking ends and sales volumes stabilize, at which point we expect our cash flow generation to resume to normal operating levels.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A – Risk Factors of our Annual Report, as well as risk factors included in Part II, Item 1A herein. As of June 30, 2023, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended June 30, 2023, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 2, 2022, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expires after 18 months and repurchases may be effected through open market purchases, 10b5-1 plans or by other means. There were no share repurchases during the three months ended June 30, 2023. There was $200.0 million remaining for share repurchases as of June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

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

10.1	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 16, 2023).

10.2†

2023 SOFR Amendment to the Credit Agreement dated September 6, 2017 among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Ireland Holdings Limited, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of June 30, 2023.

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

Date: August 4, 2023

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)