Form 10-Q
period 2023-09-30
Trinseo PLC
filed 2023-11-06
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 35,195,245 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2023

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

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains, without limitation, statements concerning plans, objectives, goals, projections, forecasts, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “believe,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy, our current indebtedness and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, our ability to successfully implement proposed restructuring initiatives, including the closure of certain plants and product lines, and to successfully generate cost savings and increase profitability; our ability to successfully execute our business and transformation strategy; increased costs or disruption in the supply of raw materials; increased energy costs; compliance with laws and regulations impacting our business; conditions in the global economy and capital markets; our ability to meet the covenants under our existing indebtedness; our ability to successfully investigate and remediate chemical releases on or from our sites, make related capital expenditures, reimburse third-party cleanup costs or settle potential regulatory penalties or other claims; and those discussed in our Annual Report filed with the SEC on February 27, 2023 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$278.6	$211.7
Accounts receivable, net of allowance for doubtful accounts (September 30, 2023: $8.0; December 31, 2022: $7.3)	542.1	586.0
Inventories	445.9	553.6
Other current assets	39.7	39.4
Total current assets	1,306.3	1,390.7
Investments in unconsolidated affiliate	249.2	255.1
Property, plant and equipment, net of accumulated depreciation (September 30, 2023: $729.1; December 31, 2022: $668.8)	640.1	691.1
Other assets
Goodwill	61.2	410.4
Other intangible assets, net	707.9	772.0
Right-of-use assets - operating, net	65.3	76.1
Deferred income tax assets	182.3	97.3
Deferred charges and other assets	58.9	67.5
Total other assets	1,075.6	1,423.3
Total assets	$3,271.2	$3,760.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$20.9	$16.0
Accounts payable	426.5	438.1
Current lease liabilities - operating	15.4	17.1
Income taxes payable	30.4	9.9
Accrued expenses and other current liabilities	198.3	208.3
Total current liabilities	691.5	689.4
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,274.2	2,301.6
Noncurrent lease liabilities - operating	52.4	60.2
Deferred income tax liabilities	43.5	59.8
Other noncurrent obligations	231.0	228.9
Total noncurrent liabilities	2,601.1	2,650.5
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (September 30, 2023: 39.3 shares issued and 35.2 shares outstanding; December 31, 2022: 39.2 shares issued and 35.1 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (September 30, 2023: 0.025 shares issued and outstanding; December 31, 2022: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	500.9	486.7
Treasury shares, at cost (September 30, 2023: 4.1 shares; December 31, 2022: 4.1 shares)	(200.0)	(200.0)
Retained earnings (accumulated deficit)	(177.6)	264.5
Accumulated other comprehensive loss	(145.1)	(131.3)
Total shareholders’ equity	(21.4)	420.3
Total liabilities and shareholders’ equity	$3,271.2	$3,760.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$879.0	$1,178.1	$2,837.9	$3,990.3
Cost of sales	847.7	1,217.6	2,715.9	3,714.8
Gross profit (loss)	31.3	(39.5)	122.0	275.5
Selling, general and administrative expenses	66.6	80.5	205.1	262.8
Equity in earnings of unconsolidated affiliate	19.0	22.8	49.2	83.8
Impairment and other charges	0.1	1.9	349.5	39.5
Operating income (loss)	(16.4)	(99.1)	(383.4)	57.0
Interest expense, net	46.6	30.4	125.1	77.7
(Gain) loss on extinguishment of long-term debt	6.3	(0.8)	6.3	(0.8)
Other expense (income), net	(13.2)	1.3	(19.0)	2.4
Loss from continuing operations before income taxes	(56.1)	(130.0)	(495.8)	(22.3)
Provision for (benefit from) income taxes	(17.7)	(12.1)	(59.5)	41.4
Net loss from continuing operations	(38.4)	(117.9)	(436.3)	(63.7)
Net loss from discontinued operations, net of income taxes	—	(1.9)	—	(1.9)
Net loss	$(38.4)	$(119.8)	$(436.3)	$(65.6)
Weighted average shares- basic	35.2	35.2	35.1	36.3
Net loss per share- basic:
Continuing operations	$(1.09)	$(3.35)	$(12.42)	$(1.76)
Discontinued operations	—	(0.06)	—	(0.05)
Net loss per share- basic	$(1.09)	$(3.41)	$(12.42)	$(1.81)
Weighted average shares- diluted	35.2	35.2	35.1	36.3
Net loss per share- diluted:
Continuing operations	$(1.09)	$(3.35)	$(12.42)	$(1.76)
Discontinued operations	—	(0.06)	—	(0.05)
Net loss per share- diluted:	$(1.09)	$(3.41)	$(12.42)	$(1.81)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(38.4)	$(119.8)	$(436.3)	$(65.6)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0, $0.0, $0.0, $3.9)	(12.8)	(45.0)	(10.9)	(84.1)
Net gain (loss) on cash flow hedges (net of tax of $2.1, $0.0, $(0.4), $0.6)	6.3	(5.6)	(0.9)	(3.8)
Pension and other postretirement benefit plans:
Net gain (loss) arising during period (net of tax of $0.0, $0.8, $0.0, $1.6)	—	2.4	—	10.0
Amounts reclassified from accumulated other comprehensive income	(1.5)	(0.9)	(2.0)	(1.9)
Total other comprehensive loss, net of tax	(8.0)	(49.1)	(13.8)	(79.8)
Comprehensive loss	$(46.4)	$(168.9)	$(450.1)	$(145.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(48.9)	(48.9)
Other comprehensive income	—	—	—	—	—	—	—	3.4	—	3.4
Share-based compensation activity	0.1	—	—	—	—	6.6	—	—	—	6.6
Dividends on ordinary shares ($0.14 per share)	—	—	—	—	—	—	—	—	(5.2)	(5.2)
Balance at March 31, 2023	35.2	4.1	—	$0.4	$—	$493.3	$(200.0)	$(127.9)	$210.4	$376.2
Net loss	—	—	—	—	—	—	—	—	(349.0)	(349.0)
Other comprehensive loss	—	—	—	—	—	—	—	(9.2)	—	(9.2)
Share-based compensation activity	—	—	—	—	—	3.5	—	—	—	3.5
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2023	35.2	4.1	—	$0.4	$—	$496.8	$(200.0)	$(137.1)	$(138.9)	$21.2
Net loss	—	—	—	—	—	—	—	—	(38.4)	(38.4)
Other comprehensive loss	—	—	—	—	—	—	—	(8.0)	—	(8.0)
Share-based compensation activity	—	—	—	—	—	4.1	—	—	—	4.1
Dividends on ordinary shares ($0.01 per share)	—	—		—	—	—	—	—	(0.3)	(0.3)
Balance at September 30, 2023	35.2	4.1	—	$0.4	$—	$500.9	$(200.0)	$(145.1)	$(177.6)	$(21.4)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net income	—	—	—	—	—	—	—	—	16.7	16.7
Other comprehensive loss	—	—	—	—	—	—	—	(2.5)	—	(2.5)
Share-based compensation activity	0.2	—	—	—	—	7.6	—	—	—	7.6
Purchase of treasury shares	(0.9)	0.9	—	—	—	—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(12.1)	(12.1)
Balance at March 31, 2022	37.2	1.9	—	$0.4	$—	$475.7	$(100.0)	$(149.7)	$746.4	$972.8
Net income	—	—	—	—	—	—	—	—	37.4	37.4
Other comprehensive loss	—	—	—	—	—	—	—	(28.2)	—	(28.2)
Share-based compensation activity	0.1	—	—	—	—	4.4	—	—	—	4.4
Purchase of treasury shares	(1.0)	1.0	—	—	—	—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(11.8)	(11.8)
Balance at June 30, 2022	36.3	2.9	—	$0.4	$—	$480.1	$(150.0)	$(177.9)	$772.0	$924.6
Net loss	—	—	—	—	—	—	—	—	(119.8)	(119.8)
Other comprehensive income	—	—	—	—	—	—	—	(49.1)	—	(49.1)
Share-based compensation activity	—	—	—	—	—	3.6	—	—	—	3.6
Purchase of treasury shares	(1.2)	1.2		—		—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.32 per share)	—	—	—	—	—	—	—	—	(11.2)	(11.2)
Balance at September 30, 2022	35.1	4.1	—	$0.4	$—	$483.7	$(200.0)	$(227.0)	$641.0	$698.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(436.3)	$(65.6)
Less: Net loss from discontinued operations	—	(1.9)
Net loss from continuing operations	(436.3)	(63.7)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities - continuing operations
Depreciation and amortization	146.7	147.1
Amortization of deferred financing fees and issuance discount	7.3	6.9
Deferred income tax (benefit)	(101.5)	(8.0)
Share-based compensation expense	16.1	15.6
Earnings of unconsolidated affiliate, net of dividends	5.8	(21.3)
Unrealized net (gain) loss on foreign exchange forward contracts	(21.6)	1.6
Unrealized net loss on commodity economic swap contracts	1.1	—
Pension curtailment and settlement gain	(0.6)	(3.0)
(Gain) loss on extinguishment of long-term debt	6.3	(0.8)
Gain on sale of businesses and other assets	(25.6)	—
Impairment charges or write-offs	349.5	3.9
Changes in assets and liabilities
Accounts receivable	54.5	5.1
Inventories	107.0	(43.1)
Accounts payable and other current liabilities	(2.5)	(81.9)
Income taxes payable	20.7	(23.7)
Other assets, net	14.2	13.5
Other liabilities, net	(9.9)	62.6
Cash provided by operating activities - continuing operations	131.2	10.8
Cash used in operating activities - discontinued operations	—	(1.4)
Cash provided by operating activities	131.2	9.4
Cash flows from investing activities
Capital expenditures	(49.1)	(94.0)
Cash paid for asset or business acquisitions, net of cash acquired ($0.0 and $1.0)	—	(22.2)
Proceeds from the sale of businesses and other assets	38.0	5.3
Proceeds from the settlement of hedging instruments	—	1.9
Cash used in investing activities - continuing operations	(11.1)	(109.0)
Cash used in investing activities - discontinued operations	—	(0.8)
Cash used in investing activities	(11.1)	(109.8)
Cash flows from financing activities
Deferred financing fees	(9.5)	—
Short-term borrowings, net	(8.9)	(12.2)
Purchase of treasury shares	—	(151.9)
Dividends paid	(17.6)	(36.3)
Proceeds from exercise of option awards	0.1	2.9
Withholding taxes paid on restricted share units	(2.0)	(3.1)
Acquisition-related contingent consideration payment	(1.2)	—
Net proceeds from issuance of 2028 Refinance Term Loans	1,044.9	—
Repurchases and repayments of long-term debt	(1,054.0)	(12.9)
Cash used in financing activities	(48.2)	(213.5)
Effect of exchange rates on cash	(5.0)	(16.3)
Net change in cash, cash equivalents, and restricted cash	66.9	(330.2)
Cash, cash equivalents, and restricted cash—beginning of period	211.7	573.0
Cash, cash equivalents, and restricted cash—end of period	$278.6	$242.8
Less: Restricted cash	—	—
Cash and cash equivalents—end of period	$278.6	$242.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2023 and 2022 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2022 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended September 30, 2023. However, actual results could differ from these estimates and assumptions.

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

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of September 30, 2023, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—ACQUISITIONS

Acquisition of Heathland B.V.

On January 3, 2022, the Company completed the acquisition of Heathland B.V. (“Heathland”) from Heathland Holding B.V. (“Heathland Holding”), through the purchase of all issued and outstanding shares (the “Heathland Acquisition”). Heathland is a leading collector and recycler of post-consumer and post-industrial plastic wastes in Europe. The total purchase price consideration is estimated to be $29.3 million, including an initial cash purchase price of $22.9 million which was paid during the nine months ended September 30, 2022, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments. The maximum amount of potential earn-out payments is $6.8 million, which will become payable to Heathland Holding as and when the related performance milestones or thresholds are achieved over the three-year period following the date of acquisition. Heathland results are included within the Plastics Solution segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Refer to the Annual Report for further information.

In February 2023, the Company delivered the first year earn-out to Heathland Holding based on its first related performance milestones or threshold in the amount of $1.2 million.

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Synthetic Rubber business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected a reduction of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by Trinseo. Refer to the Annual Report for further information. At closing, the Company and Synthos executed a long-term supply agreement, in which Trinseo will supply Synthos certain raw materials used in the Synthetic Rubber business subsequent to the sale. For the three and nine months ended September 30, 2023, the Company recorded net sales of $11.9 million and $36.5 million, respectively, and $13.8 million and $55.6 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, the Company recorded cost of sales of $9.8 million and $38.7 million, respectively, and $14.5 million and $46.3 million for the three and nine months ended September 30, 2022, respectively related to the supply agreement, which is recorded in continuing operations.

The results of the Synthetic Rubber business for the three and nine months ended September 30, 2023 were insignificant. The following table summarizes the results of the Synthetic Rubber business for the three and nine months ended September 30, 2022, which are reflected as discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$—	$—	$0.1	$0.1
Cost of sales	—	2.2	0.1	3.6
Gross loss	—	(2.2)	—	(3.5)
Selling, general and administrative expenses	—	—	—	(0.3)
Operating loss	—	(2.2)	—	(3.2)
Gain on sale of businesses and other assets	—	—	—	1.2
Income from discontinued operations before income taxes	—	(2.2)	—	(2.0)
Provision for income taxes	—	(0.3)	—	(0.1)
Net income from discontinued operations	$—	$(1.9)	$—	$(1.9)

NOTE 5—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2023 and 2022.

	Engineered	Latex	Plastics
Three Months Ended	Materials	Binders	Solutions	Polystyrene	Feedstocks	Total
September 30, 2023
United States	$100.4	$64.0	$54.1	$—	$3.5	$222.0
Europe	57.7	100.6	131.5	109.9	46.6	446.3
Asia-Pacific	25.7	55.6	31.5	65.2	—	178.0
Rest of World	2.2	1.8	28.7	—	—	32.7
Total	$186.0	$222.0	$245.8	$175.1	$50.1	$879.0
September 30, 2022
United States	$128.9	$105.4	$73.7	$—	$4.5	$312.5
Europe	72.5	160.1	157.1	174.0	48.9	612.6
Asia-Pacific	38.9	72.9	33.3	73.7	—	218.8
Rest of World	2.4	2.5	29.3	—	—	34.2
Total	$242.7	$340.9	$293.4	$247.7	$53.4	$1,178.1

	Engineered	Latex	Plastics
Nine Months Ended	Materials	Binders	Solutions	Polystyrene	Feedstocks	Total
September 30, 2023
United States	$319.6	$202.0	$186.3	$—	$10.2	$718.1
Europe	200.5	351.7	453.4	377.9	120.4	1,503.9
Asia-Pacific	70.3	165.5	82.4	199.1	—	517.3
Rest of World	8.0	4.9	85.7	—	—	98.6
Total	$598.4	$724.1	$807.8	$577.0	$130.6	$2,837.9
September 30, 2022
United States	$418.0	$290.1	$264.3	$—	$13.0	$985.4
Europe	300.1	480.4	602.2	604.5	207.3	2,194.5
Asia-Pacific	112.4	223.9	102.1	273.1	—	711.5
Rest of World	8.7	6.9	83.2	0.1	—	98.9
Total	$839.2	$1,001.3	$1,051.8	$877.7	$220.3	$3,990.3

NOTE 6—INVESTMENTS IN UNCONSOLIDATED AFFILIATE

The Company maintains an investment in an unconsolidated affiliate, Americas Styrenics LLC (“Americas Styrenics,” a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP), which is accounted for using the equity method. The results of Americas Styrenics are included within its separate reporting segment.

Americas Styrenics is a privately held company; therefore, a quoted market price for its equity interests is not available. The summarized financial information of the Company’s unconsolidated affiliate is shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales	$455.2	$535.3	$1,315.1	$1,654.3
Gross profit	$54.0	$70.6	$146.0	$212.2
Net income	$40.4	$48.3	$104.0	$164.5

As of September 30, 2023 and December 31, 2022, the Company’s investment in Americas Styrenics was $249.2 million and $255.1 million, respectively, which was $5.6 million and $8.4 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 1.2 years as of September 30, 2023. The Company received dividends of $25.0 million and $55.0 million from Americas Styrenics during the three and nine months ended September 30, 2023, respectively, and $25.0 million and $62.5 million during the three and nine months ended September 30, 2022, respectively.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2023	2022
Finished goods	$176.5	$218.4
Raw materials and semi-finished goods	228.3	295.6
Supplies	41.1	39.6
Total	$445.9	$553.6

NOTE 8—DEBT

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, debt consisted of the following:

			September 30, 2023			December 31, 2022
	Interest Rate as of September 30, 2023	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes	5.125%	April 2029	$447.0	$(11.6)	$435.4	$447.0	$(12.9)	$434.1
2025 Senior Notes	5.375%	September 2025 (2)	115.0	(0.6)	114.4	500.0	(3.7)	496.3
Senior Credit Facility
2024 Term Loan B	—	September 2024 (2)	—	—	—	663.4	(5.1)	658.3
2028 Term Loan B	7.931%	May 2028	730.6	(12.5)	718.1	735.9	(14.4)	721.5
2026 Revolving Facility (3)	Various	May 2026	—	—	—	—	—	—
2028 Refinance Term Loans	13.827%	May 2028 (2)	1,045.2	(25.4)	1,019.8	—	—	—
Accounts Receivable Securitization Facility (4)	Various	November 2024	—	—	—	—	—	—
Other indebtedness	Various	Various	7.4	—	7.4	7.4	—	7.4
Total debt			$2,345.2	$(50.1)	$2,295.1	$2,353.7	$(36.1)	$2,317.6
Less: current portion(5)					(20.9)			(16.0)
Total long-term debt, net of unamortized deferred financing fees					$2,274.2			$2,301.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	The 2024 Term Loan B was repaid in full on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans, discussed below. Additionally, the 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans.
(3)	As of September 30, 2023, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $26.8 million outstanding letters of credit. As of September 30, 2023, the Company had funds available for borrowing of $95.7 million (net of the applicable $16.8 million outstanding letters of credit as defined in the secured credit agreement), which reflects the borrowing limit imposed by the springing covenant. The springing covenant applies when 30% or more of the 2026 Revolving Facility’s capacity is drawn which then requires the Company to meet a first lien net leverage ratio (as defined in the secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of September 30, 2023, the first lien net leverage ratio was 6.41x and the outstanding borrowings did not exceed the 30% threshold. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(4)	As of September 30, 2023, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $120.4 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.
(5)	The current portion of long-term debt as of September 30, 2023 was primarily related to $18.3 million of the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans while the current portion of long-term debt as of December 31, 2022 was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B.

Pursuant to the terms of the existing senior secured credit agreement that was entered into during 2017 (the “Credit

Agreement”), the Company implemented the benchmark replacement to replace the LIBO rate with the Secured Overnight Financing Rate (“SOFR”) in the third quarter of 2023. Accounting Standards Codification (“ASC”) 848, Reference Rate Reform, will allow the Company to account for the modification as a continuation of the existing contract without additional analysis.

2028 Refinance Term Loans

On September 8, 2023, the Company entered into a Credit Agreement (the “2028 Refinance Credit Agreement”) which provides for a senior secured term loan facility of $1,077.3 million maturing in May 2028 (the “2028 Refinance Term Loans”). The 2028 Refinance Term Loans bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor, and was issued at a 3.0% original issue discount. Further, the 2028 Refinance Term Loans require scheduled quarterly payments, commencing on January 2, 2024, in amounts equal to 0.25% of the original principal amount of the 2028 Refinance Term Loans, with the balance to be paid at maturity.

The obligations under the 2028 Refinance Term Loans are secured by equity pledges of 100% of the equity interests and substantially all assets of certain subsidiaries of the Company that do not guaranty the obligations under the Credit Agreement.

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans. Liquidity is defined under the 2028 Refinance Credit Agreement as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement.

As of September 30, 2023, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement. The Company had Liquidity of $492.9 million, comprised of $276.8 million of cash and cash equivalents and approximately $216.1 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $95.7 million and $120.4 million respectively.

Fees incurred in connection with the issuance of the 2028 Refinance Term Loans were $26.6 million. Due to a portion of the 2028 Refinance Term Loans meeting the criteria for modification accounting, $0.9 million of these fees were expensed and included within “(Gain) loss on extinguishment of long-term debt” in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. The remaining $25.7 million of fees were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the condensed consolidated balance sheet. Capitalized fees related to the 2028 Refinance Term Loans are being amortized over the 4.7 year term of the facility using the effective interest method.

2024 Term Loan B

On September 6, 2017, the Company entered into the Credit Agreement, which provides senior secured financing of up to $1,075.0 million (the “Senior Credit Facility”), which included $700.0 million senior secured Term Loan B facility maturing in September 2024 (the “2024 Term Loan B”).

On September 8, 2023, upon completion of the refinancing transactions discussed above, the Company repaid in full the outstanding principal amount of, and all accrued and unpaid interest on, the 2024 Term Loan B, in an aggregate amount of $659.9 million. As a result of this termination, the Company recognized a $3.1 million loss on extinguishment of debt, comprised of $3.0 million for the write-off of unamortized deferred financing costs, and $0.1 million of unamortized original issue discount.

2025 Senior Notes

On August 29, 2017, the Company executed an indenture (the “2017 Indenture”) pursuant to which it issued $500.0 million aggregate principal amount of 5.375% senior notes due 2025 (the “2025 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

On September 8, 2023, upon completion of the refinancing transactions discussed above, the Company redeemed $385.0 million of the 2025 Senior Notes. As a result, the Company recognized a $2.2 million loss on extinguishment of debt, which was comprised entirely of the write-off of unamortized deferred financing fees.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2022 to September 30, 2023:

	Engineered	Latex	Plastics			Americas
	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2022	$348.9	$14.8	$42.5	$4.2	$—	$—	$410.4
Impairment losses	(349.0)	—	—	—	—	—	(349.0)
Foreign currency impact	0.1	—	(0.3)	—	—	—	(0.2)
Balance at September 30, 2023	$—	$14.8	$42.2	$4.2	$—	$—	$61.2

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

As a result of the Company’s fourth quarter 2022 annual goodwill impairment testing, a $297.1 million impairment charge was taken for the polymethyl methacrylates (“PMMA”) business and Aristech Surfaces reporting units primarily due to the continuation of the challenging macroeconomic environment experienced in 2022 into the fourth quarter of 2022, including significantly lower demand for building & construction and wellness applications, which led to lower operating results including slower growth projections, and a prolonged drop in market capitalization, as well as an increase in the weighted average cost of capital.

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

During the second quarter 2023, the Company determined that a triggering event had occurred for the Engineered Materials reporting unit indicating it was more likely than not that the fair value of this goodwill was less than the associated carrying value. This determination resulted from the persistence of the challenging operating conditions, customer destocking and underlying demand weakness that contributed to a revised outlook reflecting a further reduction in near-term forecasted operating results, growth projections, as well as an additional decrease in market capitalization. Therefore, the Company performed a goodwill impairment assessment as of June 1, 2023 and recorded a goodwill impairment charge of $349.0 million, reflected within “Impairment and other charges” on the condensed consolidated statement of operations. The Company did not identify any impairment indicators in any of the other reporting units for the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the reported balance of goodwill included accumulated impairment losses of $646.1 million and $297.1 million in the Engineered Materials segment, respectively.

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

As of September 30, 2023, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $507.1 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2023:

Buy / (Sell)	September 30, 2023
Euro	$(386.8)
Chinese Yuan	$(41.0)
Swiss Franc	$(19.5)
Indonesian Rupiah	$(16.1)
South Korean Won	$(15.9)

Open foreign exchange forward contracts as of September 30, 2023 had maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of September 30, 2023.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of September 30, 2023, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of September 30, 2023 had maturities occurring over a period of 15 months and had a notional value of approximately 748 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of September 30, 2023 had maturities occurring over a period of 18 months and had a notional value of approximately 615 thousand megawatt hours of natural gas purchases.

Interest Rate Swaps

On September 6, 2017, the Company issued the 2024 Term Loan B, which bore an interest rate of LIBOR plus 2.00%, subject to a 0.00% LIBOR floor. In order to reduce the variability in interest payments associated with the Company’s variable rate debt, during 2017 the Company entered into certain interest rate swap agreements to convert a portion of these variable rate borrowings into a fixed rate obligation. These interest rate swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to interest expense in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. Under the terms of the swap agreements, with a net notional U.S. dollar equivalent of $200.0 million and an effective date of September 29, 2017, the Company was required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR from the counterparties. These interest rate swap agreements matured in September 2022, and the Company has no remaining open interest rate swap agreements.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(847.7)	$(46.6)	$13.2	$(1,217.6)	$(30.4)	$(1.3)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(9.4)	$—	$—	$2.0	$—	$—
Interest rate swaps
Amount of gain reclassified from AOCI into income	$—	$—	$—	$—	$0.2	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$8.5	$—	$—	$33.7
Commodity economic hedges
Amount of loss recognized in income	$(1.3)	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(2,715.9)	$(125.1)	$19.0	$(3,714.8)	$(77.7)	$(2.4)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(25.5)	$—	$—	$2.0	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$—	$—	$—	$(1.2)	$—

The effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$—	$—	$—	$2.4	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$6.7	$—	$—	$81.6
Commodity economic hedges
Amount of loss recognized in income	$(16.3)	$—	$—	$—	$—	$—

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the three and nine months ended September 30, 2023 and 2022:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Designated as Cash Flow Hedges
Commodity cash flow hedges	$8.4	$(5.4)	$(1.3)	$(5.4)
Interest rate swaps	—	(0.2)	—	2.2
Total	$8.4	$(5.6)	$(1.3)	$(3.2)
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$—	$—	$—	$15.8
Total	$—	$—	$—	$15.8

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$8.5	$33.7	$6.7	$81.6
Remeasurement of foreign currency-denominated assets and liabilities	(4.0)	(35.4)	3.9	(83.4)
Total	$4.5	$(1.7)	$10.6	$(1.8)

The Company expects to reclassify in the next twelve months an approximate $15.8 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of September 30, 2023, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2023
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$10.8	$—	$—	$10.8
Gross derivative asset position	10.8	—	—	10.8
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$10.7	$—	$—	$10.7
Liability Derivatives:
Accounts payable	$(0.1)	$(7.6)	$(15.8)	$(23.5)
Other noncurrent obligations	—	(1.2)	(2.2)	(3.4)
Gross derivative liability position	(0.1)	(8.8)	(18.0)	(26.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$—	$(8.8)	$(18.0)	$(26.8)
Total net derivative position	$10.7	$(8.8)	$(18.0)	$(16.1)

	December 31, 2022
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.2	$—	$—	$0.2
Gross derivative asset position	0.2	—	—	0.2
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$0.1	$—	$—	$0.1
Liability Derivatives:
Accounts payable	$(11.1)	$(5.3)	$(11.3)	$(27.7)
Other noncurrent obligations	—	(1.3)	(0.9)	(2.2)
Gross derivative liability position	(11.1)	(6.6)	(12.2)	(29.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(11.0)	$(6.6)	$(12.2)	$(29.8)
Total net derivative position	$(10.9)	$(6.6)	$(12.2)	$(29.7)

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$10.7	$—	$10.7
Commodity economic hedges—(Liabilities)	—	(8.8)	—	(8.8)
Commodity cash flow hedges—(Liabilities)	—	(18.0)	—	(18.0)
Total fair value	$—	$(16.1)	$—	$(16.1)

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(11.0)	—	(11.0)
Commodity economic hedges—(Liabilities)	—	(6.6)	—	(6.6)
Commodity cash flow hedges—(Liabilities)	—	(12.2)	—	(12.2)
Total fair value	$—	$(29.7)	$—	$(29.7)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2022, which were still held as of September 30, 2023. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continued to operate until the fourth quarter of 2022 when the Company decided to close this plant in connection with the asset restructuring plan. Refer to Note 17 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. During the three and nine months ended September 30, 2023, the Company recorded additional impairment charges of $0.1 million and $0.5 million, respectively, related to capital expenditures at the Boehlen styrene monomer facility that it determined to be impaired, which are also included within “Impairment and other charges” on the condensed consolidated statements of operations. Refer to the Company’s Annual Report for further information. As of September 30, 2023 and December 31, 2022, the value of the Boehlen styrene monomer assets are recorded at $3.2 million within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2023 and December 31, 2022:

	As of	As of
	September 30, 2023	December 31, 2022
2029 Senior Notes	$234.0	$292.3
2025 Senior Notes	106.1	416.9
2028 Term Loan B	616.5	687.1
2028 Refinance Term Loans	1,067.4	—
2024 Term Loan B	—	645.6
Total fair value	$2,024.0	$2,041.9

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of September 30, 2023 and December 31, 2022.

NOTE 12—PROVISION FOR INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Effective income tax rate	31.6%	9.3%	12.0%	(185.2)%

Benefit from income taxes for the three and nine months ended September 30, 2023 totaled $(17.7) million and $(59.5) million, respectively, resulting in an effective tax rate of 31.6% and 12.0% respectively. Provision for income taxes for the three and nine months ended September 30, 2022 totaled $(12.1) million and $41.4 million, respectively, resulting in an effective tax rate of 9.3% and (185.2)%, respectively.

The most significant drivers of the increase in the effective income tax rate for the three and nine months ended September 30, 2023 compared to the prior year was the change in the Company’s forecasted earnings, where the overall decrease in profitability is expected to be generated primarily in lower rate jurisdictions, and a reduction in losses not anticipated to provide a tax benefit.

The effective tax rate for the nine months ended September 30, 2023 was impacted by a $349.0 million charge related to goodwill impairment, as described within Note 9 of the condensed consolidated financial statements, for which the Company recorded a tax benefit of $63.5 million.

Impacting the effective tax rate for the nine months ended September 30, 2022 was the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022. This expense was partially offset by the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg. Additionally, the effective income tax rate for the nine months ended September 30, 2022 was impacted by a $35.6 million charge related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements, for which the Company estimates no tax benefit.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on cumulative earnings in one of the Company’s Switzerland subsidiaries during the prior three years, as well as other positive evidence, the Company believes it is more likely than not that the net deferred tax assets in the Company’s Switzerland subsidiary will be realized as of September 30, 2023. However, given the Company’s prior year losses and current year losses, the Company will continue to evaluate positive and negative evidence over the next 12 months, that could result in sufficient objective negative evidence for the Company to reach a conclusion that an increased or full valuation allowance against the net deferred tax assets in the Switzerland subsidiary will be needed. An increased or full valuation allowance would result in the material reduction of deferred tax assets and a corresponding increase to income tax expense in the period the valuation allowance is recorded. The exact timing and amount of the valuation allowance are subject to change on the basis of the losses sustained in Switzerland in the current year and forecasted future earnings, as well as other evidence. The Company’s Switzerland Subsidiary has $40.4 million of deferred tax assets as of September 30, 2023, net of its current valuation allowance.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted against the Company, and the Company does not have any material accrued obligations for any Superfund Sites. As of September 30, 2023 and December 31, 2022, the Company had $3.8 million and $3.5 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

During the three and nine months ended September 30, 2022, the Company recorded a one-time charge of approximately $19.0 million related to raw material purchase contract obligations, which was recorded within “Cost of sales” in the condensed consolidated statement of operations. While the estimated liability is subject to change, there were no material charges in the three and nine months ended September 30, 2023.

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

In connection with the Asset Restructuring Plan as described within Note 17, the Company concluded the Boehlen, Germany site no longer had an indeterminate life. Accordingly, during the fourth quarter of 2022, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated as of September 30, 2023.

Change in asset retirement obligation
Balance at December 31, 2022	$35.8
Obligations incurred and adjustments to estimated obligations (1)	(7.7)
Settlements	(9.3)
Accretion expense	1.1
Currency translation adjustment	0.2
Balance at September 30, 2023	$20.1
(1)	During the three months ended September 30, 2023, the Company was able to realize efficiencies during decommissioning which allowed for a change in the cost estimate of the retirement obligation.

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the current portion was $10.9 million and $25.3 million, respectively, and the long-term portion was $9.2 million and $10.5 million, respectively.

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

On April 20, 2023, a complaint was filed purporting to be on behalf of a class of purchasers of the Company’s securities between May 3, 2021 and March 27, 2023. It named the Company, our chief executive officer and chief financial officer as defendants and sought unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, of the Securities Exchange Act of 1934. On October 19, 2023, plaintiffs filed a notice of voluntary dismissal of the complaint, discontinuing all claims against the defendants.

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

district court, on the grounds that the alleged harms do not fall within the parameters of the relevant public and private nuisance or negligence laws. On June 2, 2023, plaintiffs objected to federal jurisdiction and asked the court to remand the action to state court. On August 23, 2023, plaintiffs filed a voluntary dismissal of the federal complaint, which was granted on August 29, and plaintiffs are expected to re-file the claim in Pennsylvania state court. The Company intends to vigorously defend this action.

As of September 2023, the Company established an accrual for the estimated resolution of the class action complaint. The Company expects any damages related to these claims will be reimbursed through its insurance coverage.

(c)	Environmental Proceedings

On March 25, 2023, the Company received a Notice of Federal Interest from the United States Coast Guard (“USCG”), identifying the Company as a “potentially responsible party” (“PRP”) related to the Bristol Spill. The Company also received a Notice of Federal Assumption and an Administrative Order, dated April 20, 2023 from the USCG, identifying the Company as a PRP related to the Bristol Spill. The USCG notices and order do not designate specific fines or penalties against the Company. In October 2023, the Pennsylvania Department of Environmental Protection (PADEP) notified the Company of its intent to impose penalties related to a Notice of Violation dated April 26, 2023 alleging water violations associated with the Spill. Discussions between the Company and PADEP are ongoing and while the Company believes that it is reasonably possible a loss may be incurred, such loss is not expected to be material to our business.

It is not possible at this time for the Company to estimate its ultimate liability pursuant to these matters or other potential administrative actions related to the Bristol Spill, whether a material loss to our business is probable or remote, or estimate a potential range of loss, if any.

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

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2023	2022	2023	2022
Net periodic benefit cost
Service cost	$2.1	$3.0	$0.1	$0.2
Interest cost	2.7	0.6	0.2	0.2
Expected return on plan assets	(1.2)	(0.1)	(0.1)	(0.2)
Amortization of prior service credit	(0.8)	(0.1)	—	—
Amortization of net (gain) loss	(1.4)	0.6	—	—
Settlement and curtailment (gain) loss	0.6	(1.2)	—	(0.2)
Net periodic benefit cost	$2.0	$2.8	$0.2	$—

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2023	2022	2023	2022
Net periodic benefit cost
Service cost	$6.2	$9.3	$0.4	$0.7
Interest cost	6.1	2.0	0.6	0.5
Expected return on plan assets	(1.5)	(0.2)	(0.4)	(0.7)
Amortization of prior service credit	(0.9)	(0.3)	—	—
Amortization of net (gain) loss	(2.9)	1.9	—	—
Settlement and curtailment (gain) loss	0.6	(3.1)	—	(0.2)
Net periodic benefit cost	$7.6	$9.6	$0.6	$0.3

The Company had less than $0.4 million of net periodic benefit costs for its other postretirement plans for the three and nine months ended September 30, 2023 and 2022.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $177.9 million and $177.8 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $5.6 million and $10.0 million during the three and nine months ended September 30, 2023, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $3.4 million to its defined benefit plans for the remainder of 2023.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three and nine months ended September 30, 2023 and 2022, as well as unrecognized compensation cost as of September 30, 2023:

					As of
	Three Months Ended		Nine Months Ended		September 30, 2023
	September 30,		September 30,		Unrecognized	Weighted
	2023	2022	2023	2022	Compensation Cost	Average Years
RSUs	$2.6	$2.1	$9.6	$9.1	$9.1	1.6
Options	1.1	0.6	4.4	4.4	1.9	1.3
PSUs	0.4	0.7	2.1	2.1	4.9	2.0
Total share-based compensation expense	$4.1	$3.4	$16.1	$15.6

The following table summarizes awards granted and the respective weighted average grant date fair value for the nine months ended September 30, 2023:

	Nine Months Ended
	September 30, 2023
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	523,231	$21.22
Options	438,727	10.86
PSUs	219,238	20.23

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
Expected term (in years)	5.50
Expected volatility	54.01%
Risk-free interest rate	4.06%
Dividend yield	2.00%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the nine months ended September 30, 2023, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
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

NOTE 16—SEGMENTS

The Company operates under six segments: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, Feedstocks, and Americas Styrenics. On January 1, 2023, the Base Plastics segment was renamed to Plastics Solutions to better reflect Trinseo’s strategic focus on providing solutions in areas such as sustainability and material substitution. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition and the Aristech Surfaces Acquisition in 2021, the Engineered Materials segment also includes PMMA and activated methyl methacrylates (“MMA”) products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Plastics Solutions segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Plastics Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, and ABS resins. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and nine months ended September 30, 2023 and 2022. Asset and intersegment sales information by reporting segment are not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 5 for the Company’s net sales to external customers by segment for the three and nine months ended September 30, 2023 and 2022.

	Engineered	Latex	Plastics			Americas	Total Segment
Three Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics	Adjusted EBITDA
September 30, 2023	$4.8	$22.8	$22.0	$9.2	$(19.4)	$19.0	$58.4
September 30, 2022	$7.5	$31.0	$(14.9)	$18.7	$(78.0)	$22.8	$(12.9)

	Engineered	Latex	Plastics			Americas	Total Segment
Nine Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics	Adjusted EBITDA
September 30, 2023	$4.9	$74.2	$73.1	$31.2	$(37.1)	$49.1	$195.4
September 30, 2022	$76.2	$90.6	$99.8	$87.0	$(59.8)	$83.8	$377.6
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

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Loss from continuing operations before income taxes	$(56.1)	$(130.0)	$(495.8)	$(22.3)
Interest expense, net	46.6	30.4	125.1	77.7
Depreciation and amortization(2)	38.2	45.9	146.7	147.1
Corporate Unallocated(3)	17.5	23.7	61.4	72.1
Adjusted EBITDA Addbacks(4)	12.2	17.1	358.0	103.0
Segment Adjusted EBITDA	$58.4	$(12.9)	$195.4	$377.6
(2)	Includes a $12.9 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation as the Company was able to realize efficiencies during decommissioning.
(3)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(4)	Adjusted EBITDA addbacks for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net gain on disposition of businesses and assets (a)	$(9.3)	$—	$(25.6)	$(1.8)
Restructuring and other charges (Note 17)	13.8	—	19.0	(1.0)
Acquisition transaction and integration net costs (Note 3)	—	0.4	0.1	6.2
Asset impairment charges or write-offs (Note 11) (b)	0.5	1.9	2.1	3.9
European Commission request for information (Note 13)	—	—	—	35.6
Goodwill impairment charges (Note 9)	—	—	349.0	—
Other items (c)	7.2	14.8	13.4	60.1
Total Adjusted EBITDA Addbacks	$12.2	$17.1	$358.0	$103.0
(a)	In September 2023, the Company entered into an agreement to sell certain European emission certifications the Company no longer intends to utilize for a cash consideration of approximately $15.7 million. The Company recorded a pre-tax gain on sale of $9.3 million during the three and nine months ended September 30, 2023, which was recorded within “Other expense (income), net” in the condensed consolidated statements of operations. In April 2023, the Company entered into an agreement to sell its land, buildings and equipment in Matamoros, Mexico for a cash consideration of approximately $19.0 million, which was received in May 2023 when the transaction closed. The Company recorded a pre-tax gain on sale of $14.4 million during the nine months ended September 30, 2023, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
(b)	Asset impairment charges or write-offs for the three and nine months ended September 30, 2023 primarily relate to write-offs and other charges, as well as the impairment of the Company’s styrene monomer assets in Boehlen. Asset impairment charges or write-offs for the three and nine months ended September 30, 2022 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen.
(c)	Other items for the three and nine months ended September 30, 2023 and 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three and nine months ended September 30, 2022 also relate to fees incurred in conjunction with our transition to a new enterprise resource planning system.

NOTE 17—RESTRUCTURING

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2023	2022	2023	2022	Charges	Segment
Asset Optimization and Corporate Restructuring(1)
Engineered Materials:
Accelerated depreciation	$3.2	$—	$3.2	$—	$3.2	Engineered Materials
Employee termination benefits	1.2	—	1.2	—	1.2	Engineered Materials
Decommissioning and other	1.6	—	1.6	—	1.6	Engineered Materials
Corporate:
Employee termination benefits	$8.4	$—	$8.4	$—	$8.4	N/A(2)
Asset Optimization and Corporate Restructuring Subtotal	$14.4	$—	$14.4	$—	$14.4
Asset Restructuring Plan(3)
Feedstocks:
Accelerated depreciation	$(12.9)	$—	$(7.7)	$—	$27.4	Feedstocks
Employee termination benefits	—	—	(0.2)	—	3.7	Feedstocks
Contract terminations	2.0	—	6.3	—	6.7	Feedstocks
Decommissioning and other	0.2	—	1.1	—	4.4	Feedstocks
Plastics Solutions:
Accelerated depreciation	—	—	—	—	1.4	Plastics Solutions
Employee termination benefits	—	—	(0.4)	—	3.0	Plastics Solutions
Decommissioning and other	0.4	—	1.8	—	1.8	Plastics Solutions
Engineered Materials:
Accelerated depreciation	—	—	3.1	—	6.3	Engineered Materials
Employee termination benefits	0.3	—	0.3	—	2.7	Engineered Materials
Decommissioning and other	—	—	(0.8)	—	2.9	Engineered Materials
Asset Restructuring Plan subtotal	$(10.0)	$—	$3.5	$—	$60.3
Transformational Restructuring Program
Employee termination benefits	$(0.4)	$—	$(0.4)	$0.1	$8.4
Transformational Restructuring Program Subtotal	$(0.4)	$—	$(0.4)	$0.1	$8.4	N/A(2)
Other Restructurings	—	—	—	(1.1)		Various
Total Restructuring Charges	$4.0	$—	$17.5	$(1.0)
(1)	On August 23, 2023, the Company announced a restructuring plan to optimize its PMMA sheet network, primarily in Europe, consolidate manufacturing operations and certain other workforce reductions to streamline its general & administrative network. The Asset Optimization and Corporate Restructuring plan includes closure of certain plants and product lines, including (i) closure of manufacturing operations at the Company’s PMMA cast sheets plant in Bronderslev, Denmark, (ii) closure of manufacturing operations at the Company’s batch polyester tray casting plant in Belen, New Mexico, and (iii) closure of its PMMA extruded sheet production line at its Rho, Italy plant.

During the third quarter of 2023, the Company incurred employee termination benefit charges, net of $9.6 million. The majority of these charges are expected to be paid through second quarter of 2025. The Company also incurred accelerated depreciation charges of $3.2 million and decommissioning and other charges of $1.6 million, which included a write-down of inventory, during the third quarter of 2023.

The Company expects to incur incremental accelerated depreciation charges of $5.8 million and an incremental $2.5 million of decommissioning and other charges through the end of 2024.

On October 26, 2023, the Company approved additional restructuring actions to discontinue styrene production at the Company’s Terneuzen, the Netherlands plant. These actions are expected to result in additional estimated restructuring charges of $58 million to $68 million, consisting of approximately $19 million to $21 million of asset-related charges, primarily for accelerated depreciation, approximately $20 million to $23 million related to decommissioning costs, approximately $16 million to $19 million of other costs, principally contract terminations, and $3 million to $5 million of severance benefits to affected employees. Actions are expected to be substantially completed by the end of 2025.  The cash amount of these charges, primarily related to decommissioning and contract termination costs, as well as severance benefits to affected employees is expected to be approximately $32 million to $40 million with substantially all payments to be made by the end of 2025.

(2)	Reflects certain employee termination benefit charges associated with streamlining internal general & administrative network. As these employee termination benefit charges were identified as a corporate-related activity, the charges related to this portion of the Asset Optimization and Corporate Restructuring plan were not allocated to a specific segment, but rather included within corporate unallocated.
(3)	In December 2022, the Company announced an asset restructuring plan designed to reduce costs, improve profitability, reduce exposure to cyclical markets and elevated natural gas prices, and address market overcapacity. The asset restructuring plan includes (i) closure of manufacturing operations at the styrene production facility in Boehlen, Germany, (ii) closure of one of its production lines at the Stade, Germany polycarbonate plant, and (iii) closure of the PMMA sheet manufacturing site in Matamoros, Mexico. The program is expected to be substantially completed by the second quarter of 2025.

In connection with this restructuring plan, during the three and nine months ended September 30, 2023, the Company incurred employee termination benefit charges, net of $0.3 million and $(0.3) million, respectively, contract termination charges of $2.0 million and $6.3 million, respectively, accelerated depreciation charges of $(12.9) million and $(4.6) million, respectively, and decommissioning and other charges of $0.6 million and $2.1 million, respectively. The decrease in accelerated depreciation charges reflects a change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation as the Company was able to realize efficiencies during decommissioning. Production at all facilities has ceased and decommissioning activities are expected to continue through the end of 2024. The Company expects to incur incremental contract termination charges of $13.8 million, decommissioning and other charges of $1.2 million, as well as a limited amount of incremental employee termination benefit charges, the majority of which is expected to be paid by the end of 2024. Of the total incremental charges, $14.8 million is expected to be incurred in the Feedstocks segment, and less than $0.2 million is expected to be incurred in the Plastics Solution segment.

In April 2023, the Company entered into an agreement to sell its land, buildings and equipment in Matamoros, Mexico for a cash consideration of approximately $19.0 million, which was received in May 2023 when the transaction closed. The Company recorded a pre-tax gain on sale of $14.4 million during the nine months ended September 30, 2023, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

(4)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s strategic initiatives. The Company expects to incur incremental employee termination benefit charges related to impacted employees as of September 30, 2023 of less than $1.0 million, the majority of which are expected to be paid in 2023. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

Refer to Note 13 for further information regarding the asset retirement obligation. The following table provides a roll forward of the other liability balances associated with the Company’s restructuring activities as of September 30, 2023. Employee termination benefits and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2022	Expenses	Deductions(1)	September 30, 2023
Employee termination benefits	$13.3	$8.1	$(5.6)	$15.8
Contract terminations	—	6.4	(6.4)	—
Decommissioning and other	—	3.8	(3.8)	—
Total	$13.3	$18.3	$(15.8)	$15.8
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2023 and 2022	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2023	$(149.3)	$28.5	$(16.3)	$(137.1)
Other comprehensive loss	(12.8)	—	(2.2)	(15.0)
Amounts reclassified from AOCI to net income(1)	—	(1.5)	8.5	7.0
Balance as of September 30, 2023	$(162.1)	$27.0	$(10.0)	$(145.1)

Balance as of June 30, 2022	$(153.4)	$(27.0)	$2.5	$(177.9)
Other comprehensive income (loss)	(45.0)	2.4	(3.4)	(46.0)
Amounts reclassified from AOCI to net income (1)	—	(0.9)	(2.2)	(3.1)
Balance as of September 30, 2022	$(198.4)	$(25.5)	$(3.1)	$(227.0)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2023 and 2022	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive income (loss)	(10.9)	—	(23.8)	(34.7)
Amounts reclassified from AOCI to net income(1)	—	(2.0)	22.9	20.9
Balance as of September 30, 2023	$(162.1)	$27.0	$(10.0)	$(145.1)

Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(84.1)	10.0	(2.7)	(76.8)
Amounts reclassified from AOCI to net income(1)	—	(1.9)	(1.1)	(3.0)
Balance as of September 30, 2022	$(198.4)	$(25.5)	$(3.1)	$(227.0)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
AOCI Components	2023	2022	2023	2022	Classification
Cash flow hedging items
Commodity cash flow hedges	$9.4	$(2.0)	$25.5	$(2.0)	Cost of sales
Interest rate swaps	—	(0.2)	—	1.2	Interest expense, net
Total before tax	9.4	(2.2)	25.5	(0.8)
Tax effect	(0.9)	—	(2.6)	(0.3)	Provision for (benefit from) income taxes
Total, net of tax	$8.5	$(2.2)	$22.9	$(1.1)

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.1)	$(0.1)	$(0.1)	$(0.4)	(a)
Net actuarial (gain) loss	(1.2)	0.6	(1.9)	2.0	(a)
Net curtailment and settlement gain	(0.6)	(1.4)	(0.6)	(3.3)	(a)
Total before tax	(1.9)	(0.9)	(2.6)	(1.7)
Tax effect	0.4	—	0.6	(0.2)	Provision for (benefit from) income taxes
Total, net of tax	$(1.5)	$(0.9)	$(2.0)	$(1.9)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2023	2022	2023	2022
Earnings:
Net loss from continuing operations	$(38.4)	$(117.9)	$(436.3)	$(63.7)
Net loss from discontinued operations	—	(1.9)	—	(1.9)
Net loss	$(38.4)	$(119.8)	$(436.3)	$(65.6)
Shares:
Weighted average ordinary shares outstanding	35.2	35.2	35.1	36.3
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—	—	—
Diluted weighted average ordinary shares outstanding	35.2	35.2	35.1	36.3
Loss per share:
Loss per share—basic:
Continuing operations	$(1.09)	$(3.35)	$(12.42)	$(1.76)
Discontinued operations	—	(0.06)	—	(0.05)
Loss per share—basic	$(1.09)	$(3.41)	$(12.42)	$(1.81)
Loss per share—diluted:
Continuing operations	$(1.09)	$(3.35)	$(12.42)	$(1.76)
Discontinued operations	—	(0.06)	—	(0.05)
Loss per share—diluted	$(1.09)	$(3.41)	$(12.42)	$(1.81)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss from continuing operations for the three and nine months ended September 30, 2023 and September 30, 2022, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 20—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Asset impairment charges or write-offs (Note 11)	$0.1	$1.9	$0.5	$3.9
European Commission request for information (Note 13)	—	—	—	35.6
Goodwill impairment charges (Note 9)	—	—	349.0	—
Total	$0.1	$1.9	$349.5	$39.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2023 Year-to-Date Highlights

During the three and nine months ended September 30, 2023, Trinseo recognized net loss from continuing operations of $38.4 million and $436.3 million, respectively, and Adjusted EBITDA of $40.9 million and $134.0 million, respectively. The nine months ended period is inclusive of non-cash goodwill impairment charges of $349.0 million, equal to the full carrying value of the Engineered Materials reporting unit associated goodwill during the second quarter of 2023. These impairment charges do not affect the Company’s cash position, and the Company remains encouraged by the businesses’ expected synergies and strategic value as it continues to evolve as a specialty material and sustainable solutions provider.

Continued persistent underlying demand weakness have been experienced across all reporting segments, especially in building & construction and consumer durables applications, however, the impact to our operating performance was mitigated from lower costs, commercial actions and the asset restructuring initiatives that were announced in the fourth quarter of 2022 and the second half of 2023. In addition, amid this challenging environment, the Company continues to implement numerous liquidity improvement actions, including reducing working capital, deferring capital expenditures, and reducing cash dividends. As a result of these actions, the Company achieved positive cash generation from operating activities and strong quarter-end liquidity. The Company continues to have access to capital resources and with the successful refinancing of our existing debt structure, no significant debt maturing until May 2028. Refer to the “Capital Resources and Liquidity” section below for further information.

Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

New Financing Arrangements

On September 8, 2023, the Company entered into $1,077.3 million in term loan borrowings (“2028 Refinance Term Loans”) under a separate senior secured credit facility. The net proceeds from the 2028 Refinance Term Loans were used to repay in full the outstanding principal amount of, and all accrued and unpaid interest on, the senior secured Term Loan B facility maturing in September 2024 (the “2024 Term Loan B”) and redeemed $385.0 million of the Trinseo Borrowers’ 5.375% Notes due 2025 (the “2025 Senior Notes”). Refer to Note 8 in the condensed consolidated financial statements for further details on these new financing arrangements.

Asset Optimization and Corporate Restructuring

In response to the challenging macroeconomic conditions noted above, during the second half of 2023, Trinseo approved an asset restructuring and corporate restructuring initiative to improve its economic position and operating flexibility, reduce its exposure to cyclical commodity markets and reduce certain general and administrative costs. These actions consist of the following:

●	Closure of manufacturing operations at the Company’s PMMA cast sheets plant in Bronderslev, Denmark,
●	Closure of manufacturing operations at the Company’s batch polyester tray casting plant in Belen, New Mexico,
●	Closure of its PMMA extruded sheet production line at its Rho, Italy plant.
●	Certain other workforce reductions to streamline the Company’s internal general & administrative network.
●	In October 2023, the Company approved additional restructuring actions to discontinue styrene production at its Terneuzen, the Netherlands plant to both improve profitability and aid in achieving its 2030 sustainability goals.

Exploration for Divestiture of Styrenics Business

In November 2021, the Company announced that it had begun work to explore the divestiture of our styrenics business and subsequently launched a formal sales process in the first quarter of 2022, which was paused in July 2022 as a result of the deterioration of financing markets and the geopolitical economic uncertainty, particularly in the European energy markets. During the second quarter, the Company resumed the sales process due to interest from third parties for all or part of the business. The scope of the potential divestiture is expected to include the Feedstocks and Polystyrene reporting segments as well as our 50% ownership of Americas Styrenics, and will include marketing individual assets and regional businesses as needed in order to ensure the Company obtains full value for the styrenics business.

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2023	%	2022	%	2023	%	2022	%
Net sales	$879.0	100%	$1,178.1	100%	$2,837.9	100%	$3,990.3	100%
Cost of sales	847.7	96%	1,217.6	103%	2,715.9	96%	3,714.8	93%
Gross profit (loss)	31.3	4%	(39.5)	(3)%	122.0	4%	275.5	7%
Selling, general and administrative expenses	66.6	8%	80.5	7%	205.1	7%	262.8	7%
Equity in earnings of unconsolidated affiliate	19.0	2%	22.8	2%	49.2	2%	83.8	2%
Impairment and other charges	0.1	—%	1.9	—%	349.5	12%	39.5	1%
Operating income (loss)	(16.4)	(2)%	(99.1)	(8)%	(383.4)	(13)%	57.0	1%
Interest expense, net	46.6	5%	30.4	3%	125.1	4%	77.7	2%
(Gain) loss on extinguishment of long-term debt	6.3	1	(0.8)	—	6.3	—%	(0.8)	—%
Other expense (income), net	(13.2)	(2)%	1.3	—%	(19.0)	(1)%	2.4	—%
Loss from continuing operations before income taxes	(56.1)	(6)%	(130.0)	(11)%	(495.8)	(16)%	(22.3)	(1)%
Provision for (benefit from) income taxes	(17.7)	(2)%	(12.1)	(1)%	(59.5)	(2)%	41.4	1%
Net loss from continuing operations	$(38.4)	(4)%	$(117.9)	(10)%	$(436.3)	(14)%	$(63.7)	(2)%
Net loss from discontinued operations, net of income taxes	—	—%	(1.9)	—%	—	—%	(1.9)	—%
Net loss	$(38.4)	(4)%	$(119.8)	(10)%	$(436.3)	(14)%	$(65.6)	(2)%

Three Months Ended – September 30, 2023 vs. September 30, 2022

Net Sales

Net sales decreased 25% year-over-year. Lower sales volumes resulted in a 8% decrease from continued customer destocking and underlying persistent market demand weakness, particularly in applications supporting building & construction and consumer durables. Additionally, a decrease of 20% was related to lower selling prices from the pass through of lower raw material costs. These decreases were partially offset by an increase of 3% due to favorable foreign exchange rate impacts.

Cost of Sales

The 30% decrease in cost of sales was primarily attributable to a 6% decrease due to lower sales volumes, a 18% decrease in raw material costs, and a 6% decrease from lower utilities.

Gross Profit (Loss)

The increase in gross profit of 179% was primarily due to higher styrene and polycarbonate margins in the Feedstocks and Plastics Solutions segments. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $13.9 million, or 17%, decrease in SG&A was primarily due to a decrease of $13.3 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $5.1 million decrease in salary and wages expense and a $1.0 million decrease in acquisition transaction and integration costs as well as the Company’s enterprise resource planning system upgrade. Offsetting these decreased costs was a

$13.7 million increase in restructuring costs, driven by the Asset Optimization and Corporate Restructuring plan approved in the third quarter of 2023 and the Asset Restructuring Plan approved in the fourth quarter of 2022.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $3.8 million was due to lower polystyrene margins, partially offset by higher styrene margin.

Impairment and Other Charges

During the three months ended September 30, 2023 and 2022, the Company recorded impairment charges of $0.1 million and $1.9 million, respectively, related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $16.2 million, or 53%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt. Refer to Note 8 in the condensed consolidated financial statements for further information.

Loss (Gain) on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $6.3 million for the three months ended September 30, 2023, which related to the Company’s debt refinancing during the third quarter of 2023. This amount was primarily comprised of the write-off of unamortized deferred financing costs and unamortized original issue discount related to the 2024 Term Loan B as well as the write-off of unamortized deferred financing costs related to the 2025 Senior Notes.

An $0.8 million gain on extinguishment of debt was recorded for the three months ended September 30, 2022, in relation to the repurchase of $3.0 million of the 2029 Senior Notes in the open market.

Other Expense (Income), Net

Other income, net for the three months ended September 30, 2023 was $13.2 million, which was primarily driven by a gain of $9.3 million related to the sale of certain European emission certifications the Company no longer intends to utilize, foreign exchange transaction gains of $4.5 million and a $0.6 million gain related to the non-service cost components of net periodic benefit cost. These net foreign exchange transaction gains included $8.5 million of gains from our foreign exchange forward contracts, partially offset by $4.0 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period.

Other expense, net for the three months ended September 30, 2022 was $1.3 million, which included foreign exchange transaction losses of $1.7 million partially offset by a $0.4 million gain related to the non-service cost components of net periodic benefit cost. These net foreign exchange transaction losses included $35.4 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $33.7 million of gains from our foreign exchange forward contracts.

Provision for (Benefit from) Income Taxes

Benefit from income taxes for the three months ended September 30, 2023 totaled $17.7 million, resulting in an effective tax rate of 31.6%. Benefit from income taxes for the three months ended September 30, 2022 totaled $12.1 million, resulting in an effective tax rate of 9.3%.

The increase in benefit for income taxes for the three months ended September 30, 2023 is primarily driven by the jurisdictional mix of earnings, offset by an increase of $73.9 million in income from continuing operations before income taxes.

The decrease in provision for income taxes for the three months ended September 30, 2022 is primarily driven by the decrease of $214.9 million in income from continuing operations before income.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

There was no net income from discontinued operations, net of income taxes during the three months ended September 30, 2023. Net income from discontinued operations, net of income taxes during the three months ended September 30, 2022 was $(1.9) million, and was related to the results and sale of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Nine Months Ended – September 30, 2023 vs. September 30, 2022

Net Sales

Net sales decreased 29% year-over-year. Lower sales volumes resulted in an 15% decrease from continued customer destocking and underlying persistent market demand weakness from an uncertain economic and geopolitical macroenvironment, particularly in applications supporting building & construction and consumer durables. Additionally, a decrease of 14% was related to lower selling prices from the pass through of lower raw material costs.

Cost of Sales

The 27% decrease in cost of sales was primarily attributable to a 13% decrease due to lower sales volumes and a 16% decrease in raw material costs.

Gross Profit (Loss)

The decrease in gross profit of 56% was primarily attributable to lower sales volumes as discussed above as well as lower margins from weaker market conditions including low demand and available supply. Margins were also pressured by unfavorable impacts from natural gas hedges. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $57.7 million, or 22%, decrease in SG&A was primarily due to a decrease of $51.0 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $11.0 million decrease in salary and wages expense, and a $9.5 million decrease in acquisition transaction and integration costs. Offsetting these decreased costs was a $19.0 million increase in restructuring costs, driven by the asset optimization and corporate restructuring plan approved in the third quarter of 2023 and the asset restructuring plan approved in the fourth quarter of 2022.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $34.6 million was due to lower styrene margins compared to the high levels in the prior year.

Impairment and Other Charges

During the nine months ended September 30, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit, as described within Note 9 in the condensed consolidated financial statements. Additionally, during the nine months ended September 30, 2023 and 2022, the Company recorded impairment charges of $0.5 million and $3.9 million, respectively, related to our Boehlen styrene monomer assets, as described within Note 11 in the condensed consolidated financial statements. During the nine months ended September 30, 2022, the Company recorded a charge of $35.6 million related to the European Commission request for information, as described within Note 13 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $47.4 million, or 61%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt. Refer to Note 8 in the condensed consolidated financial statements for further information.

Loss (Gain) on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $6.3 million for the nine months ended September 30, 2023, which related to the Company’s debt refinancing during the third quarter of 2023. This amount was primarily comprised of the write-off of unamortized deferred financing costs and unamortized original issue discount related to the 2024 Term Loan B as well as the write-off of unamortized deferred financing costs related to the 2025 Senior Notes.

An $0.8 million gain on extinguishment of debt was recorded for the nine months ended September 30, 2022, in relation to the repurchase of $3.0 million of the 2029 Senior Notes in the open market.

Other Expense (Income), Net

Other income, net for the nine months ended September 30, 2023 was $19.0 million, which was primarily driven by a gain of $9.3 million related to the sale of certain European emission certifications the Company no longer intends to utilize, foreign exchange transaction gains of $10.6 million and a $0.6 million gain related to the non-service cost components of net periodic benefit cost. These net foreign exchange transaction gains included $6.7 million of gains primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period as well as a $3.9 million gain from our foreign exchange forward contracts.

Other expense, net for the nine months ended September 30, 2022 was $2.4 million, which included foreign exchange transaction losses of $1.8 million. These net foreign exchange transaction losses included $83.4 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $81.6 million of gains from our foreign exchange forward contracts.

Provision for (Benefit from) Income Taxes

Benefit from income taxes for the nine months ended September 30, 2023 totaled $59.5 million, resulting in an effective tax rate of 12.0%. Provision for income taxes for the nine months ended September 30, 2022 totaled $41.4 million, resulting in an effective tax rate of (185.2)%.

The decrease in provision for income taxes is primarily driven by the decrease of $473.5 million in income from continuing operations before income taxes.

Also increasing the provision for income taxes for the nine months ended September 30, 2022 was the revaluation of the Company’s net deferred tax assets in Switzerland, which were originally established as part of the Swiss cantonal tax reform measures enacted in 2019. This revaluation resulted in a one-time deferred tax expense of $15.3 million recorded in the second quarter of 2022. This expense was partially offset by the release of a valuation allowance of $8.5 million during the second quarter of 2022, as a result of improvements in actual and projected future results in one of the Company’s subsidiaries in Luxembourg.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

There was no net income from discontinued operations, net of income taxes during the nine months ended September 30, 2023. Net income from discontinued operations, net of income taxes during the nine months ended September 30, 2022 was $(1.9) million and was related to the results and sale of our Synthetic Rubber business. Refer to Note 4 in the condensed consolidated financial statements for further information.

Outlook

We expect a constrained demand environment in the fourth quarter similar to what we have seen throughout the year. Despite the economic environment, we have generated cash through the first three quarters of the year. Also, we are seeing the benefit of our previously announced asset restructuring initiatives, and we anticipate the recently announced additional restructuring initiatives will result in meaningful cost savings in 2024. We believe these actions will better position us to achieve higher growth, higher margin and lower volatility as demand normalizes.

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

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2023 and 2022. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$186.0	$242.7	(23)%	$598.4	$839.2	(29)%
Adjusted EBITDA	$4.8	$7.5	(36)%	$4.9	$76.2	(94)%
Adjusted EBITDA margin	3%	3%		1%	9%

Three Months Ended – September 30, 2023 vs. September 30, 2022

The 23% decrease in net sales was primarily attributable to a 10% decrease due to lower sales volumes from weak underlying demand and continued customer destocking, particularly in building & construction, consumer electronics, and wellness applications. Lower pricing also contributed to a 15% decrease year-over-year.

The $2.7 million, or 36%, decrease in Adjusted EBITDA was primarily due to a decrease of $11.2 million, or 149%, due to lower sales volumes as described above. This decrease was partially offset by an increase of $5.9 million, or 79%, due to higher margins, as well as an increase of $3.3 million, or 44%, from lower fixed costs.

Nine Months Ended – September 30, 2023 vs. September 30, 2022

The 29% decrease in net sales was primarily attributable to an 18% decrease due to lower sales volumes from weak underlying demand and continued customer destocking, particularly in building & construction, consumer electronics, and wellness applications. Lower pricing also contributed to an 11% decrease year-over-year.

The $71.3 million, or 94%, decrease in Adjusted EBITDA was primarily due to a decrease of $71.6 million, or 94%, due to lower sales volumes as described above. Higher fixed costs also resulted in a $4.4 million, or 6%, decrease in Adjusted EBITDA due to manufacturing cost under absorption. These decreases were partially offset by an increase of $1.8 million, or 2%, due to higher margins.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$222.0	$340.9	(35)%	$724.1	$1,001.3	(28)%
Adjusted EBITDA	$22.8	$31.0	(26)%	$74.2	$90.6	(18)%
Adjusted EBITDA margin	10%	9%		10%	9%

Three Months Ended – September 30, 2023 vs. September 30, 2022

The 35% decrease in net sales was primarily due to a 15% decrease due to lower sales volumes across all regions and applications and a 21% decrease in pricing from the pass through of lower raw material costs.

The $8.2 million, or 26%, decrease in Adjusted EBITDA was primarily due to a decrease of $10.5 million, or 34%, from lower sales volumes in addition to a decrease of $1.7 million, or 6%, attributable to lower margins from an unfavorable net timing variance, which was mostly offset by pricing initiatives. These decreases were partially offset by a $3.6 million, or 12%, increase attributable to lower fixed costs.

Nine Months Ended – September 30, 2023 vs. September 30, 2022

The 28% decrease in net sales was primarily due to a 16% decrease due to lower sales volumes across all regions and applications and an 12% decrease in pricing from the pass through of lower raw material costs.

The $16.5 million, or 18%, decrease in Adjusted EBITDA was primarily due to a decrease of $34.9 million, or 39%, from lower sales volume. These decreases were partially offset by a $19.9 million, or 22%, increase attributable to higher margins including pricing initiatives.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$245.8	$293.4	(16)%	$807.8	$1,051.8	(23)%
Adjusted EBITDA	$22.0	$(14.9)	248%	$73.1	$99.8	(27)%
Adjusted EBITDA margin	9%	(5)%		9%	9%

Three Months Ended – September 30, 2023 vs. September 30, 2022

Net sales decreased by 16% year-over-year, primarily due to a 18% decrease from lower pricing due to the pass through of lower raw material costs. In addition, sales decreased 2% from lower volume in polycarbonate. These decreases were partially offset by an increase of 3% due to favorable foreign exchange rate impacts.

The $36.9 million, or 248%, increase in Adjusted EBITDA was primarily due to a $28.3 million, or 190%, increase in margin from lower polycarbonate cost including impacts from the closure of one polycarbonate production line. In addition, Adjusted EBITDA increased by $3.8 million, or 25%, due to higher sales volumes. Lower fixed costs also contributed a $3.0 million, or 20%, increase in Adjusted EBITDA.

Nine Months Ended – September 30, 2023 vs. September 30, 2022

Net sales decreased by 23% year-over-year, primarily due to lower sales volume which contributed a 11% decrease. Sales volumes were primarily impacted by a decrease in polycarbonate from the announced shutdown of one production line as well as in copolymers in building & construction, industrial, and consumer durables applications, partially offset by higher volumes to automotive applications. Also contributing to the overall decrease was a 12% decrease from lower pricing due to the pass through of lower raw material costs.

The $26.7 million, or 27%, decrease in Adjusted EBITDA was primarily due to lower sales volumes and margins. Lower sales volumes, as described above, contributed to an $11.2 million, or 11%, decrease in Adjusted EBITDA. In addition, Adjusted EBITDA decreased by $12.0 million, or 12%, due to lower margins caused by weaker market conditions, primarily in ABS products. Higher fixed costs also contributed a $4.4 million, or 4%, decrease in Adjusted EBITDA. Volumes supporting automotive applications improved 3% versus prior year, mainly from Europe, as production and supply chain constraints eased.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$175.1	$247.7	(29)%	$577.0	$877.7	(34)%
Adjusted EBITDA	$9.2	$18.7	(51)%	$31.2	$87.0	(64)%
Adjusted EBITDA margin	5%	8%		5%	10%

Three Months Ended – September 30, 2023 vs. September 30, 2022

Net sales decreased by 29% year-over-year. Lower sales volumes due to weaker demand in appliance and building & construction applications led to a 7% decrease in net sales from the prior year. Also contributing to the overall decrease was a 25% decrease from lower pricing, primarily from the pass through of lower styrene costs. These decreases were partially offset by an increase of 3% due to favorable foreign exchange rate impacts.

The $9.4 million, or 50%, decrease in Adjusted EBITDA was primarily due to weaker demand which negatively impacted volumes and margins, particularly in building & construction and appliance applications. This resulted in a decrease of $3.9 million, or 21%, due to lower volumes, and a decrease of $7.0 million, or 38%, due to lower margins. These decreases were partially offset by an increase of $1.4 million, or 8%, due to lower fixed costs.

Nine Months Ended – September 30, 2023 vs. September 30, 2022

Net sales decreased by 34% year-over-year. Lower sales volumes due to weaker demand in appliance and building & construction applications led to a 15% decrease in net sales from the prior year. Also contributing to the overall decrease was a 19% decrease from lower pricing, primarily from the pass through of lower styrene costs.

The $55.8 million, or 64%, decrease in Adjusted EBITDA was primarily due to weaker demand which negatively impacted volumes and margins, particularly in building & construction and appliance applications. This resulted in a decrease of $19.9 million, or 23%, due to lower volumes, and a decrease of $32.4 million, or 37%, due to lower margins. Also contributing to the overall decrease was a $3.2 million, or 4%, decrease from higher fixed costs.

Feedstocks Segment

The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, and unsaturated polyethylene resins.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$50.1	$53.4	(6)%	$130.6	$220.3	(41)%
Adjusted EBITDA	$(19.4)	$(78.0)	75%	$(37.1)	$(59.8)	38%
Adjusted EBITDA margin	(39)%	(146)%		(28)%	(27)%

Three Months Ended – September 30, 2023 vs. September 30, 2022

Net sales decreased 6% year-over-year. Lower pricing resulted in a 19% decrease in net sales, which was partially offset by an increase of 7% due to higher volumes and an increase of 6% due to favorable foreign exchange rate impacts.

The increase of $58.7 million in Adjusted EBITDA was primarily attributed to a $53.7 million, or 69%, increase from higher styrene margins, including impacts from a $26.8 million favorable net timing variance. Also contributing to the overall increase was $6.3 million, or 8%, increase from lower fixed costs mainly due to the December 2022 Boehlen, Germany styrene plant closure.

Nine Months Ended – September 30, 2023 vs. September 30, 2022

Net sales decreased 41% year-over-year. Lower styrene-related sales volume resulted in a 17% decrease along with a 24% decrease due to lower pricing.

The increase of $22.7 million in Adjusted EBITDA was primarily attributed to an increase of $13.3 million, or 22%, from lower fixed costs mainly due to the December 2022 Boehlen, Germany styrene plant closure. Also contributing to the overall increase was a $9.6 million, or 16%, increase from higher styrene margins.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Adjusted EBITDA*	$19.0	$22.8	(17)%	$49.1	$83.8	(41)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – September 30, 2023 vs. September 30, 2022

The decrease in Adjusted EBITDA was mainly due to lower polystyrene margins, which were partially offset by higher styrene margins.

Nine Months Ended – September 30, 2023 vs. September 30, 2022

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net loss	$(38.4)	$(119.8)	$(436.3)	$(65.6)
Net loss from discontinued operations	—	(1.9)	—	(1.9)
Net loss from continuing operations	(38.4)	(117.9)	(436.3)	(63.7)
Interest expense, net	46.6	30.4	125.1	77.7
Provision for (benefit from) income taxes	(17.7)	(12.1)	(59.5)	41.4
Depreciation and amortization	38.2	45.9	146.7	147.1
EBITDA(a)	$28.7	$(53.7)	$(224.0)	$202.5
Net gain on disposition of businesses and assets(b)	(9.3)	—	(25.6)	(1.8)
Restructuring and other charges(c)	13.8	—	19.0	(1.0)
Acquisition transaction and integration net costs(d)	—	0.4	0.1	6.2
Asset impairment charges or write-offs(e)	0.5	1.9	2.1	3.9
European Commission request for information(f)	—	—	—	35.6
Goodwill impairment charges(g)	—	—	349.0	—
Other items(h)	7.2	14.8	13.4	60.1
Adjusted EBITDA	$40.9	$(36.6)	$134.0	$305.5
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Amounts for the three and nine months ended September 30, 2023 primarily relate to the sale of the Matamoros, Mexico manufacturing facility. Refer to Note 17 in the condensed consolidated financial statements for further information.
(c)	Amounts for the three and nine months ended September 30, 2023 and 2022 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 17 in the condensed consolidated financial statements for further information.

(d)	Amounts for the three and nine months ended September 30, 2022 relate to expenses incurred for the Company’s acquisition and integration of the PMMA business and Aristech Surfaces Acquisitions, which were acquired in 2021.
(e)	Amounts for the three and nine months ended September 30, 2023 and 2022 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 11 in the condensed consolidated financial statements.
(f)	Amount for the nine months ended September 30, 2022 relates to the estimated liability recorded in connection with the European Commission request for information, as described in Note 13 in the condensed consolidated financial statements.
(g)	Amounts for the three and nine months ended September 30, 2023 relate to the goodwill impairment of the Engineered Materials reporting unit. Refer to Note 9 in the condensed consolidated financial statements for further information.
(h)	Other items for the three and nine months ended September 30, 2023 and 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the potential divestiture of our styrenics business and our transition to a new enterprise resource planning system. For the three months ended September 30, 2023, Other items also includes a $6.3 million loss on extinguishment of long-term debt related to the Company’s debt refinancing during the third quarter of 2023.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2023 and 2022. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$131.2	$10.8
Operating activities - discontinued operations	—	(1.4)
Operating activities	131.2	9.4
Investing activities - continuing operations	(11.1)	(109.0)
Investing activities - discontinued operations	—	(0.8)
Investing activities	(11.1)	(109.8)
Financing activities	(48.2)	(213.5)
Effect of exchange rates on cash	(5.0)	(16.3)
Net change in cash, cash equivalents, and restricted cash	$66.9	$(330.2)

Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2023 totaled $131.2 million, which included $55.0 million of dividends received from Americas Styrenics. Although operating results continued to be challenged by customer destocking and macroeconomic conditions, which resulted in reduced customer demand and negative earnings, there was a significant increase in cash performance during the quarter primarily as a result of targeted inventory control actions and cash improvement initiatives. Net cash used in operating activities from discontinued operations during the nine months ended September 30, 2023 was not significant.

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

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2023 totaled $11.1 million, which was primarily attributable to capital expenditures of $49.1 million offset by proceeds from the sale of business and other assets of $38.0 million. The Company has taken proactive measures to reduce and defer capital expenditures during the year as part of our liquidity improvement actions.

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

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 totaled $48.2 million. This activity was primarily due to $1,054.0 million in debt repayments, $9.5 million in deferred financing fees related to the issuance of the 2028 Refinance Term Loans, $17.6 million of dividends paid, and $8.9 million of net repayments of short-term borrowings. This activity was partially offset by $1,044.9 million in proceeds from the issuance of the 2028 Refinance Term Loans.

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

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Cash provided by (used in) operating activities	$131.2	$9.4
Capital expenditures	(49.1)	(94.8)
Free Cash Flow	$82.1	$(85.4)

Refer to the discussion above for significant impacts to cash provided by (used in) operating activities for the nine months ended September 30, 2023 and 2022.

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

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans. Liquidity is defined under the 2028 Refinance Credit Agreement as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement. As of September 30, 2023, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement.

As of September 30, 2023, the Company had Liquidity of $492.9 million, comprised of $276.8 million of cash and cash equivalents and approximately $216.1 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $95.7 million and $120.4 million respectively. At September 30, 2023 and December 31, 2022, we had $2,345.2 million and $2,353.7 million, respectively, in outstanding indebtedness and $614.8 million and $701.3 million, respectively, in working capital. In addition, as of September 30, 2023 and December 31, 2022, we had $155.4 million and $168.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of September 30, 2023 and December 31, 2022 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2023			December 31, 2022
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Senior Notes	$447.0	5.1%	$18.6	$447.0	5.1%	$24.8
2025 Senior Notes	115.0	5.4%	19.7	500.0	5.4%	25.8
Senior Credit Facility
2024 Term Loan B	—	—%	34.1	663.4	3.9%	29.1
2028 Term Loan B	730.6	7.9%	44.1	735.9	4.2%	34.7
2026 Revolving Facility	—	—%	1.7	—	—%	1.8
2028 Refinance Term Loans	1,045.2	13.8%	10.0	—	—%	—
Accounts Receivable Securitization Facility	—	—%	1.0	—	—%	1.4
Other indebtedness	7.4	6.5%	0.3	7.4	5.1%	0.1
Total	$2,345.2		$129.5	$2,353.7		$117.7

As of September 30, 2023, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million and $26.8 million outstanding letters of credit. The 2026 Revolving Facility contains a springing covenant which, if not met, limits our borrowing to 30% of the maximum available capacity under the 2026 Revolving Facility. This covenant requires the Company to meet a first lien net leverage ratio (as defined in our secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of September 30, 2023, the first lien net leverage ratio was 6.41x, and as such, the Company had $95.7 million of funds available for borrowing (net of $16.8 million outstanding letters of credit as defined in the secured credit agreement). Further, as of September 30, 2023, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028). The stated interest rate on our 2028 Term Loan B is Secured Overnight Financing Rate (“SOFR”) plus 2.50% (subject to a 0.00% SOFR floor).

As of September 30, 2023, our 2028 Refinance Term Loans (with original principal of $1,077.3 million, maturing in May 2028), issued under the 2028 Refinance Credit Agreement, have a stated interest rate plus 8.50% (subject to a 3.00% SOFR floor).

As of September 30, 2023, our 2025 Senior Notes, as issued under the Indenture executed in 2017, include $115.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025.

As of September 30, 2023, our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $447.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029.

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in November 2024 and has an outstanding borrowing capacity of $150.0 million. As of September 30, 2023, there were no amounts outstanding under this facility and the Company had approximately $120.4 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 8 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the nine months ended September 30, 2023, the Company declared dividends of $0.16 per ordinary share, totaling $5.8 million, of which $0.9 million was accrued as of September 30, 2023 and was paid in October 2023. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Despite the challenging and uncertain market conditions we are continuing to experience in 2023, the Company generated positive cash flows from operating activities for the nine months ended September 30, 2023 primarily due to our cash improvement initiatives and working capital reductions. We believe our existing cash and cash equivalent balances, borrowings available under our 2026 Revolving Facility and borrowings available under our Accounts Receivable Securitization Facility will be adequate to meet all necessary operating and capital expenditures as well as our liquidity covenants for at least the next 12 months under the current operating environment.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A – Risk Factors of our Annual Report, as well as risk factors included in Part II, Item 1A herein. As of September 30, 2023, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended September 30, 2023, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

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

As of September 30, 2023, our indebtedness totaled approximately $2.3 billion. Additionally, as of September 30, 2023, we had $95.7 million (net of $16.8 million outstanding letters of credit) of funds available for borrowing under our senior secured credit agreement (the “Credit Agreement”) governing our senior secured financing facility of up to $1,075.0 million (the “Senior Credit Facility”), as well as $120.4 million of funds available for borrowing under our accounts receivable securitization facility.

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

Although the terms of our Credit Agreement, the credit agreement (the “2028 Refinance Credit Agreement”) governing our senior secured term loan facility of $1,077.0 million maturing in May 2028 (the “2028 Refinance Credit Facility”), and the indentures (the “Indentures”) governing our 5.375% senior notes due 2025 (the “2025 Senior Notes”), and our 5.125% senior notes due 2029 (the “2029 Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Also, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in the Senior Credit Facility, the 2028 Refinance Credit Agreement or the Indentures, such as operating leases and trade payables. If new debt is added to our subsidiaries’ current debt levels, the risks related to indebtedness that we now face could intensify.

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

For more information regarding our indebtedness, please see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity – in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The terms of our subsidiaries’ indebtedness may restrict our current and future operations, particularly our ability to respond to change or to take certain actions.

The Indentures, the Credit Agreement and the 2028 Refinance Credit Agreement contain a number of covenants imposing certain restrictions on our subsidiaries’ businesses. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our subsidiaries’ ability to:

●	sell or assign assets;
●	incur additional indebtedness;
●	pay dividends to Trinseo PLC;
●	make investments or acquisitions;
●	incur liens;
●	repurchase or redeem capital shares;
●	engage in mergers or consolidations;
●	materially alter the business they conduct;
●	engage in transactions with affiliates; and
●	consolidate, merge or transfer all or substantially all of their assets.

Our Senior Credit Facility contains a springing covenant which, if not met, limits our borrowing to 30% of the maximum available capacity under the revolver. We have not been in compliance with this financial covenant since

March 31, 2023 and access to our revolving credit facility has been limited to 30% of the total capacity of the revolver. We are also required to meet a minimum liquidity test under our 2028 Refinance Credit Agreement. The ability of our subsidiaries to comply with the covenants, financial ratios and tests contained in the Credit Agreement, the 2028 Refinance Credit Agreement and the Indentures, to pay interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility to fund liquidity needs in an amount sufficient to enable them to service their indebtedness. Furthermore, if we need additional capital for general corporate purposes or to execute on an expansion strategy, there can be no assurance that this capital will be available on satisfactory terms or at all.

A failure to repay amounts owed under the Senior Credit Facility, 2028 Refinance Credit Facility, our 2029 Senior Notes or 2025 Senior Notes at maturity would result in a default. In addition, a breach of any of the covenants in the Credit Agreement, 2028 Refinance Credit Agreement or Indentures, or our inability to comply with the required financial ratios, tests or limits could result in a default. If a default occurs, lenders may refuse to lend us additional funds and the lenders or noteholders could declare all of the debt and any accrued interest and fees immediately due and payable. A default under one of our subsidiaries’ debt agreements may trigger a cross-default under our other debt agreements. For more information regarding our indebtedness, please see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity – in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

We previously announced our intention to divest our styrenics businesses, and after pausing the formal sales process in 2022, we announced that we are restarting the sales process to include the marketing of individual assets and regional businesses related to styrenics. We may also opportunistically pursue dispositions of certain other assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of our Credit Agreement and Senior Credit Facility, the 2028 Refinance Credit Agreement and 2028 Refinance Credit Facility, and the Indentures governing our 2025 Senior Notes and our 2029 Senior Notes, we may be required to apply the proceeds of the sale to repay any borrowings under our Senior Credit Facility, 2028 Refinance Credit Facility, and our 2025 Senior Notes or our 2029 Senior Notes. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, supply agreements, guarantees, indemnities or other current or contingent financial obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 2, 2022, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expires after 18 months and repurchases may be effected through open market purchases, 10b5-1 plans or by other means. There were no share repurchases during the three months ended September 30, 2023. There was $200.0 million remaining for share repurchases as of September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

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

10.1

Credit Agreement, dated as of September 8, 2023, among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2023).

10.2

2023 Incremental and Refinancing Amendment, dated as of September 8, 2023, among Trinseo Holding SARL, Trinseo Ireland Holdings Limited, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. the guarantors party thereto from time to time, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 8, 2023).

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

Date: November 6, 2023

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)