Form 10-K
period 2023-12-31
Trinseo PLC
filed 2024-02-23
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

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

As of February 20, 2024, there were 35,263,561 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo PLC computed by reference to the closing price of the registrant’s common shares on the New York Stock Exchange as of June 30, 2023 was approximately $441,125,346.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2024 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

●	our ability to successfully transform the Company to a specialty materials and sustainable solutions provider, including our ability to divest assets and identify new growth opportunities;
●	our ability to successfully generate cost savings through restructuring and cost reduction initiatives;
●	volatility in raw material costs or disruption in the supply of the raw materials utilized for our products;
●	increases in energy costs, volatility in energy markets and supply shortages, including those resulting from global conflicts;
●	the deterioration of our credit profile limiting our access to commercial credit;
●	any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges;
●	our current and future levels of indebtedness and ability to service our debt;
●	the restrictions on our operations due to our indebtedness;
●	the execution of capital projects and other growth investments in accordance with the Company’s plan, budget and forecasts;
●	any inability to continue technological innovation and successful introduction of new products;
●	our ability to successfully divest our styrenics businesses, including our ability to identify a buyer and negotiate a sale given current economic conditions;
●	our ability to realize the benefits of acquisitions, to successfully integrate, realize synergies, retain customers, grow profitably, or the potential for impairment of goodwill acquired in such acquisitions;
●	other strategic acquisitions or divestitures affecting our operations or financial condition;
●	the stability of our joint ventures;
●	costs and business restrictions associated with complying to customs, international trade, export control and antitrust laws;
●	global trade conflicts and the imposition of tariffs;
●	changes in global and local tax regulations;
●	regulatory and statutory changes applicable to our raw materials and products, including those related to climate change and sustainability;
●	expenditures related to changes to and our compliance with environmental, health and safety laws;
●	liabilities and losses related to contamination, environmental damage, or chemical exposures or release;
●	the outcome of ongoing or future litigation, arbitration or other legal proceedings;

●	our continued reliance on our relationship with The Dow Chemical Company for certain services and supply of raw materials;
●	the limitations of our intellectual property licensing arrangements with The Dow Chemical Company;
●	any inability to protect our trademarks, patents, and other intellectual property rights;
●	our infringement on the intellectual property rights of others;
●	data security breaches or cyber-attacks;
●	implementation of our enterprise resource planning system;
●	risks associated with our incorporation in Ireland; including impact of the Irish Companies Act and Irish Takeover Rules on our shareholders, and lack of flexibility to manage our capital structure;
●	conditions in the global economy and capital markets, and the impact of adverse conditions including recession, economic crisis, trade disputes, disease pandemics, terrorism, or war;
●	local business risks in the different countries in which we operate;
●	fluctuations in currency exchange rates; and
●	other risks described in the “Risk Factors” section or other sections of this Annual Report.

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

Trinseo PLC

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2023

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

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements. Specifically, refer to Note 17 in the consolidated financial statements for definitions of the Company’s debt facilities.

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

We are a specialty material solutions provider with a focus on partnering with companies to bring ideas to life in an imaginative, smart, and sustainability-focused manner. We have leading market positions in many of the markets in which we compete. Our products are incorporated into a wide range of our customers’ products throughout the world, including products for building and construction, automotive applications, paper and board, appliances, packaging, textile, and consumer electronics, among others. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s manufacturing costs, but provide critical functionality to the finished product and are often specifically developed to customer specifications. Therefore, we seek to regularly develop new and improved products and processes, supported by our intellectual property portfolio and manufacturing know-how, designed to enhance our customers’ product offerings. We believe these product traits result in substantial customer loyalty.

We have significant manufacturing and production operations around the world, which allow us to serve our global customer base. As of December 31, 2023, our production facilities included 34 manufacturing plants and one recycling facility at 30 sites across 14 countries, including the Company’s joint venture. Additionally, as of December 31, 2023, we operated 11 research and development (“R&D”) facilities globally, including technology and innovation development centers, which we believe are critical to our global presence and innovation capabilities. Our significant global operations also provide diversity in the end markets for our products.

Our Strategy

In 2023, we continued to focus our efforts and investments on a strategy to transform Trinseo into a specialty materials and sustainable solutions provider focusing on product offerings which are less cyclical and offer significantly higher growth and margin potential. In pursuit of this transformational goal, we have invested, and will continue to invest, in product offerings serving the applications within our compounding business segments, as well as coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders business segment.

In support of our strategy and to improve our footprint as a sustainable solutions provider, in January 2022, we completed the acquisition of Heathland B.V. (“Heathland”). Heathland is based in Utrecht, the Netherlands, and is focused on converting post-consumer and post-industrial polymethyl methacrylates (“PMMA”), polycarbonate (“PC”), acrylonitrile-butadiene-styrene (“ABS”), polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. In April 2023 we announced the inauguration of a polycarbonate (PC) dissolution pilot facility in our Terneuzen, the Netherlands plant, which will be used to manufacture recycled polymers, and is another step in realizing our sustainability goals. We continue to evaluate strategic alternatives to divest all or a portion of our styrenics businesses, which includes our Polystyrene and Americas Styrenics reporting segments. The styrenics business separation remains an integral part of our transformation strategy, and we continue to evaluate actions to transform the Company into a higher growth, higher margin and less cyclical specialty and sustainable materials provider.

We believe that there are still significant opportunities to improve our business and enhance our position as a specialty materials and sustainable solutions provider by continuing to enhance our existing portfolio, and by expanding on businesses we have acquired. In addition to our transformation strategy, the Company continues to seek organic growth through expansion into key markets or strategic capital investments targeting technologies and solutions that meet the evolving needs of our customers, and to continue to provide innovative products to our customers who seek our technological and development capabilities to create specialty grades, new and sustainable products, and technologically-differentiated formulations. The Company will continue to focus on growing margins and reducing earnings volatility through such organic investments, as well as through divestitures of other less strategic businesses or assets in our portfolio. The strategic acquisitions and investments that we have pursued have attractive risk-adjusted returns in markets and geographies that we believe have the best opportunity for growth as well as opportunity for cost-saving synergies. In addition, beginning in December 2022 and continuing through 2023, we implemented restructuring initiatives designed to reduce costs, optimize assets, improve profitability, reduce our exposure to cyclical markets and strengthen our competitive position through the closure of certain underperforming or uncompetitive plants and product lines.

We remain committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. The Company employs a disciplined approach to capital allocation and deployment of cash that strives to balance the growth of our business, and continued cash generation, while providing returns to our shareholders.

The priorities for uses of available cash include the servicing of our debt, the funding of targeted growth initiatives, and the continued return of capital to our shareholders via quarterly dividends and the repurchase of our ordinary shares, when deemed appropriate. Management believes that consistent cash flow generation, spending discipline and continued investment in higher margin, differentiated products are critical to providing the Company with the ongoing flexibility to pursue our business strategy.

For more information regarding our strategic highlights see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2023 Highlights.

Business Segments

In 2023, the Company operated under six reporting segments: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, Feedstocks, and Americas Styrenics. Beginning in 2024, the Company will no longer manufacture styrene, and will no longer report the results of the Feedstocks segment. Our reporting segments reflect the model under which the business is being managed and results are being reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker.

For information regarding net sales, Adjusted EBITDA, the performance metric used by management to evaluate our segments’ performance, and capital expenditures by segment, as well as sales and long-lived assets by geographic area, refer to Note 24 in the consolidated financial statements.

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

In 2023, approximately 34% of total Engineered Materials net sales were generated in Europe, approximately 52% were generated in the United States, and approximately 12% were generated in Asia.

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

The benefit of Trinseo’s portfolio in our Engineered Materials segment is the high level of customization for high-end applications at selected premium brand owners, and clear orientation to sustainable solutions. Our current portfolio includes sustainable solutions, such as high-content post-consumer recycled (“PCR”) polycarbonate and bio-based raw materials. We are developing further solutions to expand our sustainable offering using PCR ABS, PCR TPE, PCR PMMA and recycled MMA (“R-MMA”), which is chemically recycled. Sustainable products represented 3% of Engineered Materials segment volume in 2023 and are a core growth area.

We sell our rigid compounds products mainly under the EMERGE brand for consumer electronics, and under the CALIBRE brand for medical markets. We sell our PMMA products primarily under PLEXIGLAS in the United States and ALTUGLAS in Europe and Asia. We foresee growth and robust demand in applications of building & construction, consumer goods, and automotive as well as continued initiatives toward light-weighting, paint replacement and digitization. Supported by current macro trends, specifically as it relates to safety and health, remote servicing and working, and sustainability, we believe that we have additional growth opportunities in existing consumer electronics applications, including tablets, notebooks, smart phones and other handheld devices, as well as new voice control systems, home entertainment and delivery equipment. We also foresee growth in medical wearables, home equipment, and drug delivery devices. In serving these markets, we leverage our polymer and compound technologies to meet increasingly stringent performance requirements along with our customers’ aesthetic and color-matching requirements, which are crucial characteristics for the products involved.

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

Seasonality

Due to the steady demand state of a portfolio of applications in many markets, such as consumer electronics, medical devices, and footwear, rigid compounds and soft TPE products do not experience significant seasonality. PMMA applications do experience some seasonality due to exposure to automotive, building and construction and wellness markets.

Latex Binders Segment

Overview

We are a global leader in styrene-butadiene latex (“SB latex”), holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex capacity in Europe and the #1 position in capacity in North America, based on third party data. In 2023, approximately 53% of our Latex Binders segment’s sales were generated in Europe, 28% were generated in the United States, and the majority of the remaining net sales were generated in Asia. Additionally, this segment includes the results of our styrene-acrylate latex (“SA latex”) production facilities and related infrastructure in the United States, Europe and Asia. As noted above, as part of the Company’s transformational strategy, our key area of focus in the Latex Binders segment is to grow our product offerings serving CASE applications, as these offer significantly higher growth and margin potential.

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

We also offer a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for CASE applications. Net sales to CASE applications made up approximately 14% of total Latex Binders net sales in 2023, with margins of approximately two times the average of products serving all applications within the segment.

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

Additionally, our global manufacturing footprint is key in allowing us to serve our customers in a cost-effective manner, as latex binders products are costly to ship over long distances due to their high water content. We believe that our global network of service and manufacturing facilities is highly valued by our customers. We seek to capture the value of our R&D and TS&D services and manufacturing capabilities through our pricing strategy. In 2023, we estimate that more than half of net sales in this segment related to contracts that include raw material pass-through clauses.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance, particularly in the CASE applications of our Latex Binders segment.

Plastics Solutions Segment

Overview

Our Plastics Solutions segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our ABS, styrene-acrylonitrile (“SAN”), and PC businesses. The Plastics Solutions segment also includes the results of the Heathland Acquisition, which is focused on converting post-consumer and post-industrial PMMA, PC, ABS, polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. In 2023, approximately 56% of net sales from our Plastics Solutions segment were generated in Europe, 34% were generated in North America, and 11% were generated in Asia. On January 1, 2023, the Base Plastics segment was renamed Plastics Solutions to better reflect the Company’s strategic focus on providing solutions in areas such as sustainability and material substitution.

Products and End Uses

Copolymers. Our copolymers products consist of ABS and SAN. In 2023, copolymers represented approximately 56% of total segment net sales.

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

SAN is composed of styrene and acrylonitrile, which together provide clarity, stiffness, an enhanced ability to be processed, mechanical strength, barrier properties, chemical resistance and heat resistance. Our SAN products are manufactured in Terneuzen, The Netherlands and are used mainly in appliances, consumer goods and construction sheets, due to their low cost, clarity and chemical resistance properties.

PC. Our PC products are manufactured in Stade, Germany and are sold into various markets as well as consumed internally for our compounding products. In 2023, PC represented approximately 9% of total segment net sales.

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

We approved an asset restructuring plan in the fourth quarter of 2022, which includes the closure of one PC production line to reduce our exposure to the cyclical merchant PC market. We continue to produce PC for use in our downstream compounding business with the remaining assets.

Compounding. Our compounding products consist of PC/ABS compounds, PC blends, and PC and polypropylene compounds. In 2023, compounding products represented approximately 35% of total segment net sales.

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

For the automotive industry, we manufacture PC/ABS blends under the PULSE brand, and we innovate collaboratively with our customers to develop performance solutions to meet industry needs, such as reducing the weight of vehicles or providing products using recycled or sustainable content. As a result, we are a key supplier of these products to leading automotive companies in North America and Europe, who tend to specify these products on a per car platform basis, making it difficult to be displaced as a supplier once selected and providing us with relatively stable and predictable cash flows for several years during the production lifecycle. We have an established position in China and are working to further increase our presence in Asia.

Competition and Customers

Our principal competitors in our Plastics Solutions segment are Covestro AG, Saudi Basic Industries Corporation, INEOS Styrolution, Versalis, Shanghai Kumho Sunny Plastics Co., Ltd., Shanghai Pret Composites Co. Ltd., LG Chem, and Lotte Chemical Corporation. In our Plastics Solutions segment, we compete primarily based on our ability to offer differentiated and reliable products, the quality of our customer service and the length and depth of our customer relationships.

We believe potential growth in the Plastics Solutions segment will be impacted by a number of factors, including consumer preference for lighter-weight and impact-resistant products. Additionally, we believe growth prospects are bolstered by sustainability trends such as electric vehicles and potential government mandates, such as the substitution of lighter-weight plastics for metal in automobiles. Therefore, we believe our history of innovation and our focus on differentiated products enhances our growth prospects in this segment. Our innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end markets. We also believe our global facilities are a competitive advantage that allows us to provide customers with consistent grades across different regions, and positions us to strategically serve emerging markets.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Plastics Solutions segment.

Polystyrene Segment

Overview

We are a leading producer of polystyrene, with multiple plants in Europe and Asia, and focus on sales to injection molding and thermoforming customers. In 2023, approximately 65% of net sales from our Polystyrene segment were generated in Europe and 35% of net sales were generated in Asia.

Products and End Uses

Our product offerings include a variety of general purpose polystyrenes (“GPPS”) and high impact polystyrene (“HIPS”). HIPS is polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties. These products provide customers with performance and aesthetics at a relatively low cost across applications, including appliances, packaging, including food packaging and food service disposables, consumer electronics and building and construction materials.

The STYRON™ brand is one of the longest established brands in the industry and is widely recognized in the global marketplace. We believe our R&D capabilities provide valuable, differentiated solutions for our customers, making us well-positioned to address the sustainability, weight reduction, and safety needs.

In 2023 we continued offering recycled polystyrene for food packaging applications for some of our customers through both dissolution and chemical recycling technology. We view recycled polystyrene products as important not only for the benefit of the environment but also as a way to better serve our customers by addressing their need for sustainable solutions.

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

Seasonality

Due to the geographic diversity of the Company’s customers and end markets for our polystyrene products across the globe, our Polystyrene segment does not typically experience material levels of seasonality. However, sales volumes may fluctuate from quarter-to-quarter as customers may adjust their purchasing patterns based on their expectations of polystyrene price changes caused by underlying raw material cost changes.

Feedstocks Segment

Overview

The Company is a large consumer of styrene monomer globally. Historically, the primary function of our Feedstocks segment was the production of styrene monomer in Europe in order to provide secure sourcing of this key raw material to our other segments. Overall, our Feedstocks nameplate capacity was 9% of the West European styrene monomer capacity in 2023. In 2022 we approved an asset restructuring plan which included the closure of manufacturing operations at our styrene production facility in Boehlen, Germany and in 2023 approved the closure of our Terneuzen, The Netherlands styrene plan. Once closed, the Company will no longer produce styrene, and will purchase all of our styrene needs from third parties. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2023 Highlights for further information.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, expandable polystyrene, SAN resins, SA latex, SB latex, ABS resins, and unsaturated polyethylene resins.

Competition and Customers

Our principal competitors in our Feedstocks segment were: INEOS Styrolution, Versalis S.p.A., Total S.p.A., BASF SE, Saudi Basic Industries Corporation, LyondellBasell, Repsol PLC, and Royal Dutch Shell plc. The majority of styrene monomer produced within the Feedstocks segment was consumed by the Company in our own manufacturing activities.

Global styrene operating rate percentages were around 69% in 2023 and we believe they will stay in the low 70% range over the next several years before returning to 80% levels. The operating rate could be positively impacted by the potential closure of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

Seasonality

Our Feedstocks segment did not generally experience material levels of seasonality affecting sales volumes; however, there were occasional seasonal fluctuations in margin as planned supply outages generally occurred more often in the spring and fall seasons.

Americas Styrenics Segment

Overview

This segment consists solely of the operations of our 50%-owned joint venture with Chevron Phillips Chemical Company, Americas Styrenics LLC (“Americas Styrenics”), which continues to be a leading producer in North America of both styrene and polystyrene. In 2023, Americas Styrenics was the #1 producer of polystyrene, based on capacity data, and supplied 18% of the styrene monomer capacity in North America. We received a total of $65.0 million in cash dividends from Americas Styrenics during 2023. We estimate that the contribution to our equity earnings from Americas Styrenics’ polystyrene business was approximately 88% in 2023, 71% in 2022, and 72% in 2021.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, and in 2023 approximately 60% of the styrene monomer produced by Americas Styrenics was consumed in its own production of polystyrene. The remainder of Americas Styrenics’ product is sold as a key raw material to other manufacturers of polystyrene, expandable polystyrene, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

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

As a leading styrenics producer in North America, this segment is well-positioned to benefit from consolidation dynamics in the styrene and polystyrene industries within the region. As noted above in the Feedstocks segment section, global styrene operating rate percentages were around 69% in 2023 and we believe they will stay in the low 70% range over the next several years before returning to 80% levels, with the potential for positive upside if there are closures of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

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

Under the Amended and Restated MOD5 Computerized Process Control Software, Licenses and Services Agreement, with Rofan Services (“AR MOD5 Agreement”), Dow provides worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. The AR MOD5 Agreement has a term through December 2023 and may be terminated by either party for cause or uncured material breach; by the Company if we no longer wish to receive maintenance and support for any licensed software; or by Dow if we use the licensed software for any purposes other than Company business. Dow may terminate the maintenance and support terms at any time if we fail to make payments when due. With the exception of one remaining site, as of December 31, 2023, we have converted all other plant locations from the MOD5 process control technology and are no longer reliant on Dow for this service. We expect to convert the remaining site by the end of 2024.

The Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”) provides for ongoing worldwide services, substantially all of which were no longer provided by Dow as of December 31, 2020, following our transition of these services over the last several years. The Company did not incur significant costs related for the SAR MOSA in 2023, nor do we expect to incur any further costs going forward.

For the years ended December 31, 2023, 2022, and 2021, we incurred a total of $140.5 million, $273.9 million, and $214.9 million, respectively, in expenses under the SAR MOSA, AR MOD5 Agreement, and SAR SSAs (which include utilities), including $138.5 million, $270.6 million, and $210.3 million, respectively, for both the variable and fixed cost components of the site services agreements and $2.0 million, $3.3 million, and $4.5 million, respectively, covering all other agreements.

For the years ended December 31, 2023, 2022, and 2021, purchases and other charges from Dow and its affiliated companies (excluding the SAR MOSA, AR MOD5 Agreement, and SAR SSAs) were approximately $570.5 million, $688.7 million, and $1,143.9 million, respectively. These purchases and other charges primarily relate to the purchase of raw materials for manufacturing our products. Additionally, for the years ended December 31, 2023, 2022, and 2021, sales to Dow and its affiliated companies were approximately $95.1 million, $146.7 million, and $156.4 million, respectively.

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

	Latex	Engineered	Plastics			Americas
	Binders	Materials	Solutions	Polystyrene	Feedstocks	Styrenics
Acetone		X
Benzene					X	X
Bisphenol A			X
Butadiene	X		X
Ethylene					X	X
Methyl Methacrylate (MMA)		X
Polycarbonate		X	X
Styrenic resins		X	X
Styrene	X		X	X	X	X

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

In 2023, we obtained approximately 21% of our raw materials from Dow (based on aggregate purchase price). In 2023, Dow supplied us with approximately 100% of our benzene requirements and 100% of our ethylene requirements. While we have terminated our benzene and ethylene purchase agreements from Dow, Dow continues to be a significant supplier of butadiene. Our current supply agreement with Dow for butadiene commenced in 2021 and has a term of five years, with automatic renewal for 2 years. PMMA products use MMA as the key raw material, which is sourced through both our own production in Europe and through supply agreements. During 2023, Dow has supplied us with an aggregate 54% of the MMA used in our PMMA production, both in the United States through various supply agreements.

In 2023 we obtained 75% of our styrene supply through long-term strategic contracts and spot market purchases. With this mix of purchased and produced styrene, we seek to optimize our overall costs of securing styrene through efficient logistics, manufacturing economics and market dynamics. From November 2023 onward, we now obtain 100% of our styrene supply through long-term strategic contracts and spot market purchases. This follows the closure of our Terneuzen Styrene facility.

Bisphenol A (“BPA”) is the major raw material associated with PC production. In 2023 we changed to new BPA sources including using Asian material to supply our PC operation in Stade, Germany. Acetone, a key material for producing MMA, is supplied via long term agreements with Versalis in Europe.

Technology

Our R&D and TS&D activities across our segments focus on identifying needs in our customers’ end markets. As part of our customer-centric model, our R&D/TS&D organization interfaces with our sales and marketing teams and directly with customers to determine their product requirements, considering industry and market segment trends. This information is used to select R&D/TS&D projects that are value-enhancing for both our customers and the Company.

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

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $57.6 million, $51.4 million, and $63.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Sales and Marketing

We have a customer-centric business model that has helped us to develop strong relationships with many customers. Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 217 professionals working in sales and marketing around the world, along with approximately 105 customer service professionals and we sell our products to customers in approximately 80 countries. We primarily market our products through our direct sales force. Typically, our direct sales are made by our employees in the regions closest to the given customer.

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

The technologies we utilize in some of our businesses have been in use for many years (e.g., SB latex, polystyrene, PMMA and ABS) and a number of our patents relating to such technologies have expired or will expire in the future. As patents expire, or are allowed to lapse, the products and processes described and claimed in those patents become generally available for use by the public. We believe that the expiration of any single patent or family of patents that is scheduled to expire would not materially adversely affect our business or financial results. We believe that our trade secrets relating to manufacturing and other processes used in connection with products to which expiring patents relate will continue to provide us with a competitive advantage after the expiration of these patents.

We use trademarks as a means of differentiating our products. We protect our trademarks against infringement where we deem appropriate. We have successfully registered the TRINSEO™ trademark in 130 countries, and also own the Plexiglas®, Altuglas®, Solarkote® and Oroglas® marks as well as other trademarks acquired in the PMMA Acquisition.

Dow has either transferred to us or granted perpetual, royalty-free licenses to us to use Dow’s intellectual property that was used by Dow to operate the acquired business (the “Dow Acquired Business”) prior to the Dow Separation. This intellectual property includes certain processes, compositions and apparatus used in the manufacture of certain of our legacy products. In addition to our license rights to use Dow’s intellectual property related to the Dow Acquired Business, we have obtained licenses to use Dow’s intellectual property to the extent necessary to perform our obligations under the contracts transferred to us in the Dow Separation and to use such intellectual property (other than patents) for products outside of the Dow Acquired Business as it was conducted by Dow prior to the Dow Separation, subject to certain limitations. While we believe our license rights with respect to Dow’s intellectual property are sufficient to allow us to operate our current business, growth opportunities, involving new products may fall outside of our license rights with Dow. Therefore, our ability to develop new products may be impacted by intellectual property rights that have not been licensed to us by Dow. We have the right, with Dow’s cooperation, to directly enforce the patents that are exclusively licensed to us by Dow where infringement is primarily within the scope of our business; but nothing obligates Dow to enforce against third parties the intellectual property rights of Dow that are licensed to us on a non-exclusive basis or where the infringement is primarily outside the scope of our business.

Environmental, Health, Safety and Product Stewardship

Obtaining, producing and distributing many of our products involve the use, storage, transportation and disposal of toxic and hazardous materials. We are subject to extensive, evolving and increasingly stringent national and local environmental and safety laws and regulations, which address, among other things:

●	emissions to the air;
●	discharges to soils and surface and subsurface waters;
●	other releases into the environment;
●	prevention, remediation or abatement of releases of hazardous materials into the indoor or outdoor environment;
●	generation, handling, storage, transportation, treatment and disposal of waste materials;
●	climate change impacts;
●	process and maintenance of safe conditions in the workplace;
●	registration and evaluation of chemicals;
●	production, handling, labeling or use of chemicals used or produced by us;
●	stewardship of products after manufacture; and
●	circular solutions, for polystyrene, polymethyl methacrylates (“PMMA”), polycarbonate (“PC”), acrylonitrile-butadiene-styrene (“ABS”) and other products.

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

Sustainability is a key focus area of our long-term strategy and during 2023 we continued to take actions to further our offering of sustainable products. In April 2023 we announced the inauguration of a polycarbonate dissolution pilot facility in our Terneuzen, the Netherlands site, to test a physical recycling process where the polymer is extracted by the use of solvents which are used to make new recycled polymers. The dissolved PC extracted is 100% recycled PC that could be used for compounding into new materials for an array of applications, such as mobile phone casing, printer enclosure or automotive parts. We continue to publish an annual Sustainability Report with reference to the Global Reporting Initiative (“GRI”) framework, the Sustainability Accounting Standards Board (“SASB”) framework, and the Task Force on Climate-Related Financial Disclosures (TCFD) framework, and strive to set a high standard for safety and Employee Health & Safety (“EH&S”) goals. We expect the costs of administering our sustainability program to increase as we continue to focus and improve our sustainability initiatives and reporting.

Environmental Remediation

Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. Many of our production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. In March 2023, we reported an accidental release of acrylic latex emulsion which occurred at our Bristol, Pennsylvania site, which a portion of this material ultimately flowed into a local waterway, and certain environmental claims related to this release are ongoing. In the past soil and groundwater contamination have occurred at some of the sites and might occur or be discovered at other sites. Subject to certain limitations, Dow is obligated to indemnify and hold us harmless with respect to releases of hazardous material that existed at our sites prior to the Dow Separation, however, the period for new claims at these sites has expired. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. We cannot be certain that Dow will continue to fully honor their existing indemnity obligations or that the indemnity will be sufficient to satisfy all claims that we may incur. Sites acquired after the Dow Separation are subject to different limitations or may not be covered by an indemnity. We conduct comprehensive environmental due diligence for potential acquisitions to mitigate the risk of assuming obligations to conduct material levels of environmental remediation. For a more detailed description of the risks related to environmental remediation, see Item 1A—Risk Factors.

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

Government Regulation

In addition to environmental, health, and safety laws and regulations, our operations subject us to numerous federal, state, and local laws and regulations in the countries in which we operate. International trade laws and trade agreements, export and customs controls can limit the countries in which we can do business, or add significant cost to the import or export of our products or raw materials. Changes to or violations of these regulations could impact the costs of our goods or cause delay in shipments. Our products are also used in a variety of end-uses that have specific regulatory or consumer safety requirements such as those relating to food packaging or medical devices. Changes in these requirements could result in increased compliance costs, product recalls, or fines, which could prevent or inhibit the development and sale of our products. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government regulations can affect the Company’s global operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company’s business, see Item 1A—Risk Factors.

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

The Company has implemented information security solutions, resources, policies, programs, and monitoring alerts to respond to potential information security events and to maintain compliance with the increasing amount of data privacy laws and regulation. Our Board of Directors provides oversight of security risks, measures and incidents, with input from members of management and our information security team. For a more information on the Company’s cyber risk management program, see Item 1C—Cybersecurity.

Human Capital Resources and Objectives

As of December 31, 2023, we had approximately 3,100 employees worldwide, with the majority (approximately 58%) located in the EMEA region (Europe, Middle East and Africa), approximately 25% in the Americas, and the remainder in Asia Pacific. Approximately 97% of our workforce is full-time.

Nearly 70% of our personnel are located at the various manufacturing sites, research and development, pilot coating, paper fabrication and testing and technology centers. The remaining employees are located at operating centers, virtual locations or geographically dispersed marketing and sales locations. Our facilities in Midland, Michigan, Bristol, Pennsylvania, and Louisville and Florence, Kentucky have union representation, while employees at certain of our other locations are represented by work councils. We believe we maintain good relations with our personnel and various labor organizations. There have been no labor strikes or work stoppages in these locations in recent history.

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

Diversity, Equity & Inclusion

We are committed to maintaining an inclusive workforce that offers a diversity of perspectives, backgrounds and experience, and creating an environment in which all Trinseo employees have an equal opportunity to reach their potential and contribute fully to the success of the Company. Trinseo provides an equal employment opportunity, with a policy to recruit, hire, develop, and promote qualified applicants or employees without regard to race, color, religion, sex, pregnancy, gender identity, sexual orientation, veteran status, national origin, age, disability, or genetic information. We believe our commitment to diversity is reflected in our Board and executive leadership team. Thirty-three percent of our Board and thirty percent of our executive leadership team are women, and two of our Board members self-identify as a member of an underrepresented minority group. Our executive leadership team also represents broad citizenship and geographic diversity.

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

Compensation Policies

Our process for determination of remuneration consists of two main components: base pay and an annual variable program, and we are committed to ensuring equitable compensation among our employees. As stated above, equal opportunity and diversity are important at Trinseo. We conduct internal reviews to assess fair treatment to determine if our pay practices are being implemented appropriately in all jurisdictions where we operate. In the United States, we also conduct internal reviews with new hires as well as an annual exam to determine the impact of ethnicity on pay decisions.

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

Item 1A. Risk Factors

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For a more complete discussion of the material risks facing our business, please see below. As noted under “Forward-Looking Statements” above, these factors could affect our future results and cause actual results to differ materially from those expressed in our forward-looking statements. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating our business.

●	Risks associated with our strategy to transform our portfolio to a specialty materials and sustainable solutions provider.
●	We may be unable to achieve cost savings and other benefits from our restructuring activities and cost reduction initiatives.
●	Volatility in the cost of raw materials or disruption in the supply of raw materials.
●	Increased energy costs, shipping costs and supply constraints, including as a result of ongoing global conflicts.
●	Deterioration of our credit profile limiting our access to commercial credit.
●	Production at our manufacturing facilities could be disrupted for a variety of reasons which could expose us to significant losses or liabilities.
●	Our ability to execute on our capital projects or growth plans, or accurately estimate market conditions in our cost projections.
●	Our ability to successfully innovate and develop new products.
●	Our ability to successfully complete the divestiture of our styrenics businesses.
●	Failure to realize benefits of acquisitions or difficulty integrating businesses into our operations, or incurrence of impairment and other charges.
●	Risks related to strategic acquisitions or dispositions of assets.
●	Operation of our joint venture with our joint venture partners.
●	Costs and business practices related to customs, international trade, export control, and antitrust laws.
●	The impact of global trade conflicts and the imposition of tariffs.
●	Changes in the global and local tax regulatory environments in the jurisdictions in which we operate.
●	Changes to regulations, including those related to climate change and sustainability, applicable to our raw materials and products, and changes to our customers’ products or consumer preferences.
●	Our ability to comply with environmental, health and safety laws.
●	Potential losses or liabilities related to environmental damage or personal injuries associated with exposure to chemicals or release of chemicals on our sites.
●	Risks related to our current and future level of indebtedness.
●	Restrictions in the terms of our subsidiaries’ indebtedness our ability to respond to or take certain actions.
●	We are party to certain legal proceedings, and may be subject to additional litigation, arbitration or legal proceedings in the future.
●	Dow provides services and certain raw materials under agreements that are important to our business, and may fail to perform its obligations or terminate such agreements.
●	We are party to certain intellectual property license agreements with Dow, which may limit our ability to expand our use of such licensed intellectual property or to combat infringement.

●	Our ability to adequately protect or effectively enforce our intellectual property and other proprietary rights with respect to the manufacturing of some of our products.
●	We may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
●	Data security breaches could compromise sensitive information related to our business.
●	Implementation of a new enterprise resource planning system could cause disruption to our operations.
●	Irish law may afford less protection to holders of our securities than securities of companies formed in the U.S.
●	Provisions of our articles of association and Irish law could delay or prevent a takeover of us by a third party.
●	Attempts to take over the Company will be subject to Irish Takeover Rules and subject to review by the Irish Takeover Panel.
●	Certain capital structure decisions regarding the Company will require the approval of shareholders, which may limit our flexibility to manage our capital structure.
●	We may be adversely affected by conditions in the global economy and capital markets, including recession, inflation, high interest rates, economic crises, natural disasters, disease, political unrest, terrorism and war.
●	We are exposed to local business risks in different countries in which we operate.
●	We face competitive risks related to excess supply capacity.
●	Negative impacts of fluctuations in currency exchange rates.

Risks Related to Our Operations

We are subject to risks associated with our strategy to transform to a specialty materials and sustainable solutions provider.

We have taken steps toward executing on our strategy to transform the Company to a specialty materials and sustainable solutions provider, including the PMMA Acquisition, Aristech Surfaces Acquisition and the sale of our synthetic rubber business. We continue to explore strategic alternatives related to our styrenics business, which may include the marketing of individual assets and regional businesses, which divestiture remains an important part of our transformation strategy. We plan to continue to prioritize investments in higher growth, higher margin and lower earnings volatility areas such as Engineered Materials and CASE applications, products containing recycled materials, and to deemphasize the more volatile, lower growth assets in our portfolio.

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

We may be unable to achieve cost savings and other benefits from our restructuring activities and cost reduction initiatives.

Since 2022 we have announced certain restructuring programs associated with our strategic transformation, adoption of cost reduction actions designed to improve profitability.

In December 2022, we announced approval of an asset restructuring plan designed to reduce costs, improve profitability, and reduce exposure to cyclical markets and elevated natural gas prices, which includes (i) closure of manufacturing operations at our styrene production facility in Boehlen, Germany, (ii) closure of one of our production lines at our Stade, Germany polycarbonate plant, (iii) closure of our PMMA sheet manufacturing site in Matamoros, Mexico and (iv) reduction of SB latex capacity at our Hamina, Finland plant. In August 2023 we announced a restructuring plan designed to optimize our PMMA sheet network, primarily in Europe, and consolidate manufacturing operations, which included closure of certain plants and product lines, including (i) closure of manufacturing operations at our PMMA cast sheets plant in Bronderslev, Denmark, (ii) closure of manufacturing operations at our batch polyester tray casting plant in Belen, New Mexico, and (iii) closure of our PMMA extruded sheet production line at our Rho, Italy plant. The Plan also included certain other workforce reductions, including elimination of certain executive positions, to streamline the Company’s internal general & administrative network. Finally, we also closed our Terneuzen, the Netherlands styrene plant in November 2023. With this closure, we no longer produce styrene, and will purchase all of our styrene needs from third parties.

We believe these actions will reduce production risk, reduce ongoing capital expenditures and turnaround costs, as well as lower our carbon footprint. We believe these actions will not only increase our profitability and cash generation but will also enable us to continue investing in transformation projects such as recycling and material substitution innovations, which offer significant growth potential even in the current market environment.

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

Volatility in the cost of raw materials, disruption in the supply of raw materials, may adversely affect our financial condition and results of operations or cause our financial results to differ materially from our forecasts.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (butadiene, BPA, MMA, and styrene) together represent approximately 31% of our total cost of goods sold. Crude oil prices also impact our raw material and energy costs. Generally, higher crude oil prices lead to higher costs of natural gas and raw materials, although some raw materials are impacted less than others. Volatility in the cost of energy or raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing also can affect the volume our customers consume. As a result, our gross profit and margins could also be adversely affected and our financial results may differ materially from our forecasts.

We have supply agreements with Dow for butadiene, and MMA, which are critical raw materials to our business. These raw materials and other less critical materials amount to approximately 21% of our total raw materials acquired in 2023, based on aggregate purchase price. The remainder is purchased via other third-party suppliers on a global basis. As these and other third-party supply agreements expire, we may be unable to renegotiate or renew these contracts, or obtain new long-term supply agreements on terms comparable to us, or at all, which may significantly impact our operations. See Item 1—Business— Sources and Availability of Raw Materials.

If the availability of any of our principal raw materials is limited, we may be unable to produce some of our products in the quantities demanded by our customers, which could have an adverse effect on plant utilization and our sales of products requiring such raw materials. Suppliers may have temporary limitations preventing them from meeting our requirements, and we may not be able to obtain substitute alternative suppliers in a timely manner.

Increased energy costs, shipping costs and supply constraints, including as a result of ongoing global conflicts, could adversely impact our results of operations.

We use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes, and these operations can be directly affected by volatility in the cost and availability of energy, which is often subject to factors outside of our control. The ongoing war between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increased prices for natural gas and other energy supplies. Reductions in the supply of natural gas from Russia to Europe led to supply shortages in Europe which may continue for the foreseeable future. Continued natural gas supply shortages, or a shutdown of natural gas supply from Russia, could lead to additional price increases, energy supply rationing, or temporary reduction in operations or closure of our European manufacturing plants, which could have a material adverse impact on our business or results of operations.

In the past we have entered into certain commodity swap agreements to protect against fluctuations in energy prices, including natural gas, some of which have generated losses when prices stabilized. We may continue to enter into commodity swaps, forward contracts, or options from time to time. Our hedges against energy price volatility could adversely impact our results of operations.

Global conflicts may also impact our shipping and transportation costs, and delay shipments of our products to our customers or shipments of raw materials to our manufacturing sites. The impact of the ongoing Israel-Hamas war and the threat of a broader conflict in the Middle East may disrupt shipping lanes in the Red Sea and elsewhere, delay shipments in the region, and raise prices for shipping regionally as well as globally, which could have a material adverse impact on our results of operations. A potential broader conflict could augment these negative impacts.

Deterioration of our credit profile could limit our access to commercial credit.

Maintaining our credit profile is important to our cost and availability of capital, including our access to commercial credit. Third parties determine our credit profile based on a number of factors, including our credit ratings set by independent credit rating agencies, earnings and financial strength, as well as our strategies, operations, and execution of announced actions. Changes to our credit profile could materially impact our credit capacity or restrict our ability to access commercial credit.

Chemical manufacturing is inherently hazardous and production at our manufacturing facilities could be disrupted for a variety of reasons. Disruptions could expose us to significant losses or liabilities.

There are hazards and risks of disruption inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes which exist in our operations and the operations of other occupants with whom we share manufacturing sites. These potential risks of disruption include, but are not necessarily limited to:

●	pipeline and storage tank leaks and ruptures;
●	explosions and fires;
●	inclement or extreme weather and natural disasters, which may be aggravated by climate change;
●	disease outbreaks, epidemics or pandemics, and government responses thereto, which may impact our employees or those of our suppliers or transportation providers;
●	terrorist attacks;
●	cyber-attacks;
●	failure of mechanical systems, computer systems, process safety and pollution control equipment;
●	failures or delays in properly implementing new technologies and processes;
●	chemical spills and other discharge or releases of toxic or hazardous substances or gases into the ground, air or water; and
●	exposure to toxic chemicals.

These hazards could expose employees, customers, the community and others to toxic chemicals and other hazards, contaminate the environment, damage property, result in personal injury or death, lead to an interruption or suspension of operations, damage our reputation and adversely affect the productivity and profitability of a particular manufacturing facility or us as a whole, and result in the need for remediation, governmental enforcement, regulatory shutdowns, the imposition of government fines and penalties, and claims brought by governmental entities or third parties. Legal claims and regulatory actions could subject us to both civil and criminal penalties, which could affect our product sales, reputation and profitability. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damage or environmental damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault. These liabilities may be material and can be difficult to identify or quantify.

In March 2023, due to an equipment failure at the Bristol, Pennsylvania facility, operated by our wholly-owned subsidiary, Altuglas LLC, an accidental release of latex emulsion product occurred, which ultimately flowed into a local waterway (the “Bristol Spill”). We reported the event and cooperated closely with local, state, and federal authorities. The Company has been named, and continues to defend against, claims related to the Bristol Spill. See Item 3—Legal Proceedings.

We are dependent upon the continued safe and reliable operation of our production facilities to minimize risks associated with our manufacturing processes, but we cannot completely eliminate the risk of accidental contamination, discharge or injury resulting from these materials. We have been in the past, and may be in the future, subject to claims relating to exposure to hazardous materials, and have had, from time to time in the past, incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries, environmental remediation, regulatory penalties or other claims. Systems in place to manage environmental, health and safety compliance, and our emergency response and crisis management plans may not address or foresee all potential risks or causes of disruption, or sufficiently address the impacts of such incidents on our employees, customers or the communities in which our plants reside. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, reputation, financial condition or results of operations.

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

Capital projects and other growth investments may have lengthy deadlines during which market conditions may deteriorate between the capital expenditure’s approval date and the conclusion of the project, negatively impacting projected returns. Cost-saving measures, capital allocation priorities and elevated borrowing costs may impact our decision whether to undertake or delay the start of certain capital projects in the near future. Delays or cost increases related to capital and other spending programs involving engineering, procurement and construction of facilities or manufacturing lines or the development of new technologies could materially adversely affect our ability to achieve forecasted operating results. Project delays or budget overages may arise as a result of unpredictable events, which may be beyond our control, including, but not limited to:

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

We continue to explore strategic alternatives related to our styrenics business. While the divestiture of our styrenics businesses remains a key part of our transformation strategy, we cannot estimate whether economic conditions and capital markets will sufficiently improve to allow us to successfully complete a sale of all or a portion of our styrenics business, locate an adequate buyer or buyers, or negotiate terms of a sale acceptable to the Company.

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, revise our legal entity structure, negotiate continued equity ownership, identify and separate intellectual property, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any sale. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested business, as well as significant write-offs, including those related to long-lived assets, including goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

We may fail to realize the anticipated benefits of acquisitions or such benefits may take longer to realize than expected, and we may encounter difficulty integrating these businesses into our operations. We may also be required to incur impairment and other charges, which would adversely affect our operating results.

Our ability to realize the anticipated benefits of acquisitions will depend on our ability to successfully integrate the underlying businesses into ours. The Company has devoted significant attention and resources integrating the operations, systems, processes and procedures of the acquired businesses, and we expect to continue to do so. If we fail to effectively integrate, we could lose or diminish the expected benefits of these acquisitions. Further, this integration may not result in the realization of the cost and revenue synergies and benefits that we expected at the time of the acquisitions, nor can we give assurances that these benefits will be achieved when expected or at all.

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

We may engage in other future strategic disposition or acquisitions of certain assets and/or businesses that could affect our business, results of operations, financial condition and liquidity.

We may selectively pursue collaboration agreements, joint ventures or complimentary acquisitions which inherently involves a number of risks and presents financial, managerial and operational challenges, including, but not limited to:

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

We may also opportunistically pursue dispositions of certain other assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of our senior secured credit agreement (the “Credit Agreement”) governing our senior secured financing facility of up to $1,075.0 million (the “Senior Credit Facility”), the credit agreement (the “2028 Refinance Credit Agreement”) governing our senior secured term loan facility of $1,077.3 million maturing in May 2028 (the “2028 Refinance Credit Facility”), and the indentures (the “Indentures”) governing our 5.375% senior notes due 2025 (the “2025 Senior Notes”), and our 5.125% senior notes due 2029 (the “2029 Senior Notes”), we may be required to apply the proceeds of the sale to repay any borrowings under our Senior Credit Facility, 2028 Refinance Credit Facility, and our 2025 Senior Notes or our 2029 Senior Notes. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, supply agreements, guarantees, indemnities or other current or contingent financial obligations.

Joint ventures may not operate according to their business plans if we or our partners fail to fulfill our or their obligations, or differences in views among our joint venture partners result in delayed decisions, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

For the year ended December 31, 2023, we received dividends of $65.0 million from our Americas Styrenics joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Differences in views among joint venture participants and our inability to unilaterally implement sales and production strategies or determine cash distributions from joint ventures may significantly impact short-term and longer-term financial results, financial condition and the value of our ordinary shares.

Risks Related to Regulation and Compliance

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

We could be subject to changes in the global and local tax regulatory environments in the jurisdictions in which we operate, which could adversely impact our results of operations.

We are subject to income taxes in Ireland, the United States, and numerous other foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in these jurisdictions may change significantly. Our effective tax rate in the future can be impacted by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations, and other administrative or judicial rulings. Our tax returns are subject to examination by local tax authorities and other governmental bodies. We regularly assess the probability of an adverse outcome resulting from these examinations when determining our provision for income taxes. There is an inherent uncertainty to the outcome of these examinations. If it is determined that the taxes we owe are in excess of amounts previously accrued, our operating results and cash flows could be adversely affected.

Multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), including the OECD's Global Anti-Base Erosion ("GloBE”) rules under Pillar Two, which will introduce a global minimum corporate tax rate set at 15% on multinational enterprises, increases tax uncertainty and may impact the Company’s effective tax rate and provision for income taxes. Given the unpredictability of possible further changes and the potential interdependency of global tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on Company’s results of operations.

Regulatory and statutory changes, including those related to climate change and sustainability, applicable to our raw materials and products or our customers’ products, or changes to consumer preferences or public perception, could require material expenditures, changes in our operations and could adversely affect our financial condition and results of operations.

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

Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, bisphenol-A (“BPA”), methyl methacrylate (“MMA”), UV-stabilizers, and halogenated flame retardant and others are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns. In addition, per- and polyfluoroalkyl substances (“PFAS”), chemicals used in products which require anti-dripping, temperature, chemicals, or fire resistance properties, are under heightened governmental and regulatory scrutiny in the U.S., Europe and other countries for potential contamination of soil, air and water, specifically in drinking water. The hazard classification of our products, or materials in our products, could change due to new data or toxicology studies, which may make sales of such products difficult to certain customers or in certain markets if we are unable to manufacture products without such classified materials. Heightened regulatory scrutiny, consumer protection actions or customer disapproval of these types of materials could lead to regulatory action or declining sales, and could adversely affect our results of operations and financial condition.

Moreover, bans on single-use plastic, restrictions on microplastics and similar regulatory actions to reduce plastic waste and influence consumer preferences for sustainable and recyclable materials may reduce the demand for some of our products over time. New or proposed legislation addressing the global challenge of plastic waste may place responsibility on producers and sellers to include recycled content in their products. This legislation may impact our sales and place more importance on our initiatives to further develop technologies for recycled products.

Additionally, these regulatory regimes currently require significant compliance expenditures and future regulatory changes applicable to our raw materials and products or our customers’ products, could require significant additional expenditures or changes in our operations. Governmental inquiries or lawsuits involving these chemicals could lead us to incur liability for damages or other costs, lead to civil proceedings, the imposition of fines and penalties, or other remedies, and potentially add costs or restrictions to our manufacturing operations in the future.

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

Under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar statutes outside the U.S., the current or former owner or operator of a property contaminated by hazardous substance releases is subject to strict, unlimited, joint, several and retroactive liability for the investigation and remediation of the property, and also may be liable for natural resource damages associated with the releases. In addition to potential statutory liability, we also face the risk that individuals could seek damages for personal injury due to exposure to chemicals at our facilities, chemicals which have been released from our facilities, chemicals otherwise owned or controlled by us, or chemicals which allegedly migrated from products containing our materials. For example, we face class action claims and regulatory action by various government agencies related to the Bristol Spill, which are ongoing. See Item 3—Legal Proceedings. We may be subject to claims with respect to workplace exposure, workers’ compensation and other health and safety matters. Legal claims and regulatory actions could subject us to both civil and criminal penalties, which could affect our reputation as well as our results of operations, financial condition, and liquidity.

There are several properties which we own on which Dow has been conducting remediation to address historical contamination, while there are other properties with historical contamination that are owned by Dow that we lease for our operations. While we did not assume the liabilities associated with these properties in the U.S., because CERCLA and similar laws can impose liability for contamination on the current owner or operator of a property, even if it did not create the contamination, there is a possibility that a governmental authority or private party could seek to include us in an action or claim for remediation or damages, even though the contamination may have occurred prior to our ownership or occupancy. While Dow has agreed to indemnify us for liability for releases of hazardous materials that occurred prior to our separation from Dow, the indemnity is subject to monetary and temporal limitations. The period for new claims at these sites has expired. Sites acquired after the Dow Separation are subject to a different limitations period, or may not be subject to any indemnification. We cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. In addition, we face the risk that future claims might fall partially or fully outside of the scope of the indemnity, particularly if there is a release of hazardous materials that occurs in the future or at any time after our separation from Dow or if the condition requiring remediation is attributable to a combination of events or operations occurring prior to and after our separation from Dow. The Company believes it has set adequate reserves for all remediation projects it is currently undertaking.

Risks Related to Our Indebtedness

Our current and future level of indebtedness of our subsidiaries could adversely affect our financial condition.

As of December 31, 2023, our indebtedness totaled approximately $2.3 billion. Additionally, as of December 31, 2023, we had $98.4 million (net of $24.1 million outstanding letters of credit) of funds available for borrowing under our senior secured credit agreement (the “Credit Agreement”) governing our senior secured financing facility of up to $1,075.0 million (the “Senior Credit Facility”), as well as $113.5 million of funds available for borrowing under our accounts receivable securitization facility.

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

Although the terms of our Credit Agreement, the credit agreement (the “2028 Refinance Credit Agreement”) governing our senior secured term loan facility of $1,077.3 million maturing in May 2028 (the “2028 Refinance Credit Facility”), and the indentures (the “Indentures”) governing our 5.375% senior notes due 2025 (the “2025 Senior Notes”), and our 5.125% senior notes due 2029 (the “2029 Senior Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Also, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in the related agreements such as operating leases and trade payables. If new debt is added to our subsidiaries’ current debt levels, the risks related to indebtedness that we now face could intensify.

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

For more information regarding our indebtedness, see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity.

The terms of our subsidiaries’ indebtedness may restrict our current and future operations, particularly our ability to respond to change or to take certain actions.

Our credit, debt and refinance agreements contain a number of covenants imposing certain restrictions on our subsidiaries’ businesses. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our subsidiaries’ ability to:

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

The Company records accruals for legal matters which are both probable and reasonably estimable, and the Company believes that it has adequately accrued for ongoing legal matters as appropriate. Litigation and arbitration are inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in such matters, unfavorable resolutions could occur that are in excess of amounts accrued or which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Risks Related to Our Relationship with Dow

Dow provides significant operating and other services, and certain raw materials used in the production of our products, under agreements that are important to our business. The failure of Dow to perform its obligations, or the termination of these agreements, could adversely affect our operations.

Prior to the Dow Separation, we were operated by Dow, which has provided and continues to provide services under certain agreements that are important to our business. We are a party to (i) SAR SSAs,; (ii) supply and sales agreements; and (iii) the AR MOD5 Agreement. Under the terms of the above agreements, either party is also permitted to terminate the applicable agreement in a variety of situations, including in the event of the other party’s uncured material breach, insolvency, change of control or cessation of operations. Should Dow fail to provide these services or raw materials, or should any of the above agreements be terminated, we would be forced to obtain these services and raw materials from third parties or provide them ourselves. Additionally, if Dow terminates agreements pursuant to which we are obligated to provide certain services, we may lose the fees received by us under these agreements. The failure of Dow to perform its obligations under, or our inability to renegotiate, renew or replace any of these contracts, particularly without an alternative source of raw materials, could adversely affect our operations. Depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner. For more information regarding our relationship with Dow, please see Item 1—Business — Our Relationship with Dow.

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

Cyber-attacks or data security breaches could compromise confidential, private, business critical information or cause a failure in our computer or operating systems that may disrupt our operations. We have valuable information assets, including intellectual property, trade secrets and other sensitive, business critical information. We continue to face risk of attack from outside our organization (including cyberattacks by criminal groups, state-sponsored actors or social-activist (hacktivist) organizations) using sophisticated technical and non-technical methodologies such as social engineering and phishing attacks. Cyber threats are constantly evolving, becoming more sophisticated and being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. We also face risks from internal threats to information security, such as from negligent or dishonest employees or consultants. A successful cyber-attack or other breach of security could result in the loss of critical business information and/or could negatively impact operations, which could have a negative impact on our financial results. Furthermore, in addition to using our own systems and infrastructure, we use information systems and infrastructure operated by third-party service providers. If our third-party service providers experience an information security breach, depending on the nature of the breach, it could compromise confidential, business critical information or cause a disruption in our operations. In addition, the loss or disclosure of sensitive or private information about our employees, vendors, or customers as a result of such a breach may result in violations of various data privacy regulations and expose us to litigation, fines and other penalties. Therefore, any such disruptions to our operations or violations of data privacy laws could negatively impact our reputation and results of operations.

Risks Related to our Information Systems

The implementation of a new enterprise resource planning system could cause disruption to our operations.

We are currently in the process of a multi-year transition to a new enterprise resource planning (“ERP”) system, which will replace most of our core financial systems, and which is expected to occur in phases over the next several years. This project was paused in 2023 as a cost control measure, and may not restart in 2024. If the implementation of the ERP system does not restart, or not proceed as expected, or does not operate as intended, could negatively impact the effectiveness of our internal control over financial reporting. Any of these types of disruptions could have a negative effect on our business, operating results, and financial condition. In addition, the eventual implementing of a new ERP system may require significant resources and refinement to fully realize the expected benefits of the system.

Risks Related to Our Ordinary Shares

Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities than companies formed in the U.S.

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

Rising inflation and interest rates, recessions, turbulence in the credit markets, fluctuating commodity prices, volatile exchange rates, social and political instability and other challenges affecting the global economy can affect us and our customers. Instability and uncertainty in financial and commodity markets throughout the world may cause, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw material costs, geopolitical issues and failure and the potential failure of major financial institutions. Adverse events affecting the health of the economy, including recessionary conditions, inflation, rising interest rates, sovereign debt and economic crises, natural disasters, refugee crises, disease epidemics or pandemics, political unrest, terrorism, protectionism, tariffs, and war or the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global markets. For example, current macroeconomic and political instability caused by rising interest rates, inflation, geopolitical tensions, ongoing conflicts between Russia and Ukraine as well as Israel and Hamas could adversely impact global markets and our results of operations. In addition, the COVID-19 pandemic created significant worldwide social and economic volatility, leading to supply chain disruptions, increased transportation costs, and other negative consequences, and a similar disease outbreak or pandemic could negatively impact the economies in the countries in which we operate and adversely impact our business, liquidity, financial condition and results of operations. During any period of uncertainty or heightened market volatility, consumer confidence may decline which could lead to a decline in demand for our products or a shift to lower-margin products, which could adversely affect sales of our products and profitability, result in impairments of certain of our assets, and could negatively impact our business, liquidity, financial condition and results of operations.

Deterioration in the financial and credit market heightens the risk of customer bankruptcies and delay in payment. We are unable to predict the duration of the current economic conditions or their effects on financial markets, our business and results of operations. In addition, we have experienced, and expect to continue to experience, increased capital costs due to increases in global interest rates. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due to increased interest rates, lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, or if economic conditions were to further deteriorate, then our financial condition, our results of operations, and cash flows could be adversely affected.

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

We face competitive risks related to excess supply capacity.

Our products generally compete based on quality, reliability, customer specification, as well as our customer service and length and depth of our customer relationships.  Certain Trinseo products compete primarily on price and therefore may face greater competition where comparable products are readily available.  Excess supply capacity in the markets where we operate may create negative pricing pressure on these products.  Our competitors in certain markets, primarily in Asia, have added or may add significant production capacity, which additional supply could negatively impact our sales, pricing and margins in those regions where new capacity is added or excess supply is made available.  Our inability to compete in these markets could have a material effect on our financial condition and results of operations.

Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currency to which we are exposed is the euro, as approximately 53% of our net sales were generated in Europe in 2023. To a lesser degree, we are also exposed to other currencies, including, among others, the Chinese yuan, South Korean won, Swiss franc, and New Taiwan dollar. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, in particular the euro, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because some of our raw material costs are procured in U.S. dollars rather than on these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Trinseo’s business and production operations rely on secure access, processing, storage, and transmission of company confidential and personal identifiable information within various technology platforms. The Company has processes in place to monitor, identify, assess and respond to material risks from cybersecurity threats. Cybersecurity is incorporated into the Company’s enterprise risk management (“ERM”) program that is reviewed by the Board of Directors (“the Board”). Our Audit Committee has authority to oversee cybersecurity matters as part of its review of ERM. We maintain a cyber risk management program to identify, protect, detect, respond and recover from cyber threats and incidents. Our cybersecurity risk management and internal controls programs are aligned to ISO27001 Standards and the National Institute of Standards and Technology (NIST) framework.

As part of our program management activities, we actively engage internal and prominent external experts, as well as industry participants, as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity policies and procedures. The Company has adopted a cybersecurity incident response plan (the “Incident Response Plan”) which defines our approach for prompt detection, analysis and determination of materiality, prioritization and mitigation of cybersecurity incidents. The Incident Response Plan also includes criteria for escalation to cross-functional committees, including executive management, and notification to our Board, as appropriate. Management also periodically performs tabletop exercises to simulate actual cyber threats to strengthen our policies, standards and related governance processes in response to cyber events. In addition, our internal audit function performs periodic audits or other evaluations to assess our cybersecurity program and compliance with policies and procedures.

Our cybersecurity program is managed by a dedicated Chief Information Security Officer (“CISO”). Our CISO has formal education in information technology and extensive cybersecurity program management experience with over three decades of diverse experience in the chemicals and manufacturing industries and maintains various information security certifications. Our CISO is accountable for the enterprise-wide cybersecurity strategy for both information technology (IT) and operations technology (OT), including significant third-party risks. The cybersecurity team, led by our CISO, is responsible for policies, standards, architecture, tools, training and processes to keep Trinseo secure. Our CISO provides regular updates to our cross-functional committees on program objectives, effectiveness, emerging trends, and performance metrics.

The Board has ultimate oversight of cybersecurity risk and our CISO provides periodic reports and updates concerning our cybersecurity program to the Board, as well as our Chief Executive Officer and other members of our senior management, as appropriate. Cybersecurity reports to the Board generally occur at least annually, with updates as deemed necessary by our CISO, senior management, or as required by our Incident Response Plan. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information network and data security, assessments of the information security program, and the emerging threat landscape.

Trinseo faces risks from cybersecurity threats that could have a material adverse effect on our business strategy, results of operations, financial condition, cash flows or reputation. Trinseo has experienced, and will continue to experience, cyber incidents in the normal course of our business. Trinseo has not experienced any material cybersecurity incidents or incurred material expenses related to cybersecurity incidents. As of the date of this report, we are not aware of any material risks from cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, financial condition or reputation. See Item 1A Risk Factors for a discussion of cybersecurity risks.

Item 2. Properties

We own and operate production units at 22 manufacturing sites and one recycling facility around the world. In addition, we source products from 7 joint venture sites. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2023:

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Dublin	Ireland	Leased	Corporate office	Not applicable
Wayne	USA (PA)	Leased	Global operating center	Not applicable
Hong Kong	Hong Kong	Leased	Regional operating center	Not applicable
Pfäffikon	Switzerland	Leased	Regional operating center	Not applicable
Midland	USA (MI)	Leased	Regional operating center	Not applicable

Production Sites
Bristol	USA (PA)	Leased	PMMA Resins	Engineered Materials
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Owned	PMMA Sheets	Engineered Materials
Hamina	Finland	Owned	Latex	Latex Binders
Hoek	The Netherlands	Owned	Compounds and blends	Plastics Solutions
Hsinchu	Taiwan	Owned	TPEs, Compounds and blends	Engineered Materials, Plastics Solutions
Louisville	USA (KY)	Owned	PMMA Resins, PMMA Sheets	Engineered Materials
Merak++	Indonesia	Owned	Latex, Polystyrene	Latex Binders, Polystyrene
Midland*	USA (MI)	Leased	Latex, ABS, SAN	Latex Binders, Plastics Solutions
Mussolente	Italy	Owned	TPEs	Engineered Materials
Norrkoping	Sweden	Owned	Latex	Latex Binders
Porto Marghera	Italy	Owned	MMA	Engineered Materials
Rheinmünster*	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins, MMA	Engineered Materials
Saint Avold	France	Owned	PMMA Sheets	Engineered Materials
Schkopau*	Germany	Leased	Polystyrene	Polystyrene
Stade*	Germany	Leased	PC	Plastics Solutions
Terneuzen*	The Netherlands	Leased	Compounds and blends, Latex, ABS, SAN	Latex Binders, Plastics Solutions
Tessenderlo*	Belgium	Leased	Polystyrene	Polystyrene
Tsing Yi+	Hong Kong	Leased	Polystyrene	Polystyrene
Ulsan	Korea	Owned	Latex	Latex Binders
Utrecht **	The Netherlands	Leased	Recycling facility	Plastics Solutions
Zhangjiagang*	China	Leased	Latex, ABS	Latex Binders, Plastics Solutions

R&D Facilities
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Leased	PMMA Sheets	Engineered Materials
Hsinchu	Taiwan	Owned	Compounds and blends, TPEs	Engineered Materials
King of Prussia	USA (PA)	Leased	PMMA Resins, PMMA Sheets	Engineered Materials
Midland 1300	USA (MI)	Leased	Latex	Latex Binders
Midland 1604	USA (MI)	Leased	Compounds and blends, Latex	Plastics Solutions, Latex Binders, Engineered Materials
Mussolente	Italy	Owned	TPEs	Engineered Materials
Rheinmünster	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins	Engineered Materials
Shanghai	China	Leased	Latex, Compounds and blends, ABS, PC	Latex Binders, Plastics Solutions, Engineered Materials
Terneuzen	The Netherlands	Leased	Compounds and blends, ABS, PC	Plastics Solutions, Engineered Materials
Tsing Yi+	Hong Kong	Leased	ABS, PC, Compounds and blends	Plastics Solutions, Engineered Materials

Joint Venture
Americas Styrenics
Allyn’s Point	USA (CT)	Leased	Polystyrene	Americas Styrenics
Cartegena	Colombia	Owned	Polystyrene	Americas Styrenics
Hanging Rock	USA (OH)	Leased	Polystyrene	Americas Styrenics
Joliet	USA (IL)	Owned	Polystyrene	Americas Styrenics
Marietta	USA (OH)	Owned	Polystyrene	Americas Styrenics
St. James	USA (LA)	Owned	Styrene monomer	Americas Styrenics
Torrance	USA (CA)	Leased	Polystyrene	Americas Styrenics
*	Facility co-located with Dow (or other companies) facilities under ground lease agreements. Plant facilities are owned by the Company.
+	Facility located on property owned by the applicable government.
++	Facility located on property under certification with right to build.
**	Facility processes waste thermoplastics, such as PMMA, PC, ABS and Polystyrene, into usable raw materials for use in various end consumer applications.

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

Item 3. Legal Proceedings

From time to time, we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment, current and former employees, and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the year ended December 31, 2023, see “Litigation Matters” in Note 20 to our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The principal market on which our ordinary shares is traded is the New York Stock Exchange (“NYSE”), under the ticker symbol “TSE.” As of February 20, 2024, there were two record holders of our ordinary shares, 39,412,129 ordinary shares issued, and 35,263,561 ordinary shares outstanding. We have approximately 13,425 beneficial holders who hold shares through brokerage accounts under street names.

Stock Performance Graph

The following performance graph reflects the comparative changes in the value from December 31, 2018 through December 31, 2023, assuming an initial investment of $100 and the reinvestment of dividends or other cash distributions, if any, in (1) our ordinary shares, (2) the S&P 500 Chemicals Industry GICS Level 3 Index, and (3) the S&P SmallCap 600 Index. The share price performance shown in the graph is not necessarily indicative of future price performance.

Purchases of equity securities by the Company and affiliated purchasers

On September 2, 2022, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expires after 18 months and repurchases may be effected through open market purchases, 10b5-1 plans or by other means. All repurchases will be carried out by way of redemption in accordance with Irish law and the Company’s constitutional documents. There were no share repurchases during the three months ended December 31, 2023. There was $200.0 million remaining for share repurchases under the 2022 share repurchase authorization as of December 31, 2023. Given the Company’s liquidity requirements and related debt covenants, it is unlikely any shares will be repurchased for the foreseeable future.

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

2023 Highlights

For the year ended December 31, 2023, we had net loss from continuing operations of $701.3 million, inclusive of a non-cash goodwill impairment charge of $349.0 million and a non-cash after-tax charge related to an increase in valuation allowances on deferred tax assets of $163.7 million in certain subsidiaries, as discussed below, and Adjusted EBITDA of $154.3 million. These impairment charges, equal to the full carrying value of the Engineered Materials reporting unit’s associated goodwill during the second quarter of 2023, do not affect the Company’s cash position and the Company remains encouraged by the businesses’ expected synergies and strategic value as it continues to evolve as a specialty material and sustainable solutions provider. Our year-to-date results were significantly impacted by continued persistent underlying demand weakness experienced across all reporting segments, especially in building & construction and consumer durables applications. However, the impact to our operating performance was mitigated by lower costs, commercial actions and the asset restructuring initiatives that were announced in the fourth quarter of 2022 and the second half of 2023.

Amid these uncertain market conditions, the Company implemented liquidity-focused actions, including reduced capital spending, operating expenses and working capital, generating a $47.4 million year-over-year increase in our cash balance. Further, there are no maintenance covenants on our debt agreements and no significant debt maturing until September 2025. Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Refer to “Capital Resources and Liquidity” for further information. Highlights for the year are described below.

New Financing Arrangements

On September 8, 2023, the Company entered into $1,077.3 million in term loan borrowings (“2028 Refinance Term Loans”) under a separate senior secured credit facility. The net proceeds from the 2028 Refinance Term Loans were used to repay in full the outstanding principal amount of, and all accrued and unpaid interest on, the senior secured Term Loan B facility maturing in September 2024 (the “2024 Term Loan B”) and redeemed $385.0 million of the Company’s $500.0 million aggregate principal amount of 5.375% Notes due 2025 (the “2025 Senior Notes”). Refer to Note 17 in the consolidated financial statements for further details on these new financing arrangements.

Asset Optimization and Corporate Restructuring

In response to the challenging macroeconomic conditions noted above, during the second half of 2023, Trinseo approved asset restructuring and corporate restructuring initiatives to improve its economic position and operating flexibility, reduce its exposure to cyclical commodity markets and reduce certain general and administrative costs. These actions consisted of the following:

●	Discontinue styrene production at its Terneuzen, the Netherlands plant to both improve profitability and aid in achieving its 2030 sustainability goals,
●	Closure of manufacturing operations at the Company’s PMMA cast sheets plant in Bronderslev, Denmark,
●	Closure of manufacturing operations at the Company’s batch polyester tray casting plant in Belen, New Mexico,
●	Closure of its PMMA extruded sheet production line at its Rho, Italy plant,
●	Certain other workforce reductions to streamline the Company’s internal general & administrative network.

Sale of Matamoros, Mexico Manufacturing Facility

In April 2023, the Company entered into an agreement to sell its land, buildings and equipment at its PMMA sheet manufacturing facility in Matamoros, Mexico for a cash consideration of approximately $19.0 million, which was received in May 2023 when the transaction closed. The sale resulted in a pre-tax gain of $14.4 million recognized in the second quarter of 2023. This site was part of the previously-announced asset restructuring plan approved in the fourth quarter of 2022 to consolidate our sheet manufacturing business and optimize our resources.

Bristol Spill

On March 24, 2023, due to equipment failure at the Bristol, Pennsylvania facility, operated by our wholly-owned subsidiary, Altuglas LLC, an accidental release of a latex emulsion product occurred, which ultimately flowed into a local waterway (the “Bristol Spill”). We reported the event and cooperated closely with local, state, and federal authorities on the response activities. Water sampling conducted by the authorities did not detect site-related material in the waterway. The safety of our employees, our communities and our environment are a top priority, and we are committed to operate safely and without disturbance to our community. Refer to Note 20 in our consolidated financial statements for additional information related to this matter.

Results of Operations

Results of Operations for the Years Ended December 31, 2023, 2022, and 2021

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated. Refer to the Company’s Form 10-K filed on February 27, 2023 for explanations of our results of operations for 2022 in comparison to 2021.

	Year Ended
	December 31,
(in millions)	2023	%	2022	%	2021	%
Net sales	$3,675.4	100%	$4,965.5	100%	$4,827.5	100%
Cost of sales	3,533.1	96%	4,693.2	95%	4,128.6	86%
Gross profit	142.3	4%	272.3	5%	698.9	14%
Selling, general and administrative expenses	310.3	8%	398.8	8%	323.4	7%
Equity in earnings of unconsolidated affiliate	62.1	2%	102.2	2%	92.7	2%
Impairment and other charges	349.5	10%	339.6	7%	6.8	—%
Operating income (loss)	(455.4)	(12)%	(363.9)	(8)%	461.4	9%
Interest expense, net	188.4	5%	112.9	2%	79.4	2%
Acquisition purchase price hedge loss	—	—%	—	—%	22.0	—%
(Gain) loss on extinguishment of long-term debt	6.3	—%	(0.8)	—%	0.5	—%
Other expense (income), net	(17.2)	—%	(6.4)	—%	9.0	—%
Income (loss) from continuing operations before income taxes	(632.9)	(17)%	(469.6)	(10)%	350.5	7%
Provision for (benefit from) income taxes	68.4	2%	(41.6)	(1)%	70.9	1%
Net income (loss) from continuing operations	$(701.3)	(19)%	$(428.0)	(9)%	$279.6	6%
Net income (loss) from discontinued operations, net of income taxes	—	—%	(2.9)	—%	160.4	3%
Net income (loss)	$(701.3)	(19)%	$(430.9)	(9)%	$440.0	9%

2023 vs. 2022

Net Sales

Of the 26% decrease in net sales, 14% was due to lower selling prices resulting mainly from the pass through of lower raw material costs. Lower sales volume resulted in a 13% decrease due to continued customer destocking and underlying persistent market demand weakness stemming from an uncertain economic and geopolitical macroenvironment, particularly in applications supporting building & construction and consumer durables.

Cost of Sales

The 25% decrease in cost of sales was primarily attributable to a 14% decrease in raw material costs and an 11% decrease due to lower sales volumes.

Gross Profit

The decrease in gross profit of 48% was primarily attributable to lower sales volume as discussed above as well as lower margins from weaker market conditions including low demand and available supply. Margins were also pressured by unfavorable impacts from natural gas hedges. See the segment discussion below for further information.

Selling, General and Administrative Expenses

The $88.5 million, or 22%, decrease in SG&A was primarily due to a decrease of $58.9 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $5.6 million decrease in acquisition transaction and integration costs, and a $24.2 million decrease in restructuring costs driven by the asset optimization and corporate restructuring plan approved in the third quarter of 2023 and the asset restructuring plan approved in the fourth quarter of 2022.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $40.1 million was due mainly to lower styrene and polystyrene margins from weaker market conditions.

Impairment and other charges

During the year ended December 31, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit, as described within Note 15 in the consolidated financial statements. The Company also recorded impairment charges of $0.5 million and $6.3 million related to the Boehlen styrene monomer assets during the years ended December 31, 2023 and 2022, respectively, as described within Note 19 in the consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $75.5 million, or 67%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt. Refer to Note 17 in the consolidated financial statements for further information.

(Gain) Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $6.3 million for the year ended December 31, 2023, which related to the Company’s debt refinancing during the third quarter of 2023. This amount was primarily comprised of the write-off of unamortized deferred financing costs and unamortized original issue discount related to the 2024 Term Loan B as well as the write-off of unamortized deferred financing costs related to the 2025 Senior Notes.

A $0.8 million gain on extinguishment of debt was recorded for the year ended December 31, 2022, in relation to the repurchase of $3.0 million of the 2029 Senior Notes in the open market.

Other Expense (Income), Net

Other income, net for the year ended December 31, 2023 was $17.2 million. Other income, net was comprised of foreign exchange transaction gains of $9.1 million, which included $16.7 million of foreign exchange transaction gains primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $7.6 million of losses from our foreign exchange forward contracts.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was $68.4 million and $(41.6) million for the years ended December 31, 2023 and 2022, respectively, which resulted in an effective tax rate of (11)% and 9%, respectively. The increase in provision for income taxes in 2023 was primarily due to the increase in valuation allowance adjustments of $163.7 million, predominantly in the United States and Switzerland. This was partially offset by the $163.2 million decrease in income from continuing operations before income taxes, as well as the revaluation of the Company’s net deferred tax assets during the second quarter of 2022, which resulted in a one-time deferred tax expense of $15.3 million.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

There was no net income from discontinued operations, net of income taxes during the year ended December 31, 2023. Net income (loss) from discontinued operations, net of income taxes during the year ended December 31, 2022 was $(2.9) million and was related to the results and sale of our Synthetic Rubber business. Refer to Note 5 in the consolidated financial statements for further information.

Selected Segment Information

The Company’s reportable segments are as follows: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, Feedstocks, and Americas Styrenics. Refer to Item 1—Business for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections present net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the years ended December 31, 2023, 2022, and 2021. Inter-segment sales have been eliminated. Refer to Note 24 in the consolidated financial statements for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Refer to the Company’s Form 10-K filed on February 27, 2023 for explanations of our segment results for 2022 in comparison to 2021.

Engineered Materials Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$788.6	$1,044.4	$755.0	(24)%	38%
Adjusted EBITDA	$4.9	$71.6	$94.8	(93)%	(24)%
Adjusted EBITDA margin	1%	7%	13%

2023 vs. 2022

The 24% decrease in net sales was primarily attributable to lower pricing, primarily from the pass through of lower raw materials and energy costs which contributed to a 14% decrease year-over-year. Lower sales volumes from weak underlying demand and continued customer destocking, primarily in building & construction, consumer electronics, and wellness applications contributed to an 11% decrease year-over-year.

Adjusted EBITDA decreased $66.7 million, or 93%, year-over-year primarily due to lower margins which decreased by $61.1 million or 85% year-over-year, as well as a decrease of $14.3 million, or 20%, due to lower sales volumes as described above. These were partially offset by lower fixed costs of $7.1 million, or 10%, primarily as the result of restructuring activities undertaken in late 2022 and 2023.

Latex Binders Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$939.1	$1,256.5	$1,183.4	(25)%	6%
Adjusted EBITDA	$93.3	$110.8	$106.5	(16)%	4%
Adjusted EBITDA margin	10%	9%	9%

2023 vs. 2022

The 25% decrease in net sales was primarily due to a 12% decrease in pricing from the pass through of lower raw material costs, and a 14% decrease due to lower sales volumes across most applications from customer destocking and impacts from geopolitical uncertainty.

The $17.5 million, or 16%, decrease in Adjusted EBITDA was primarily due to a decrease of $40.2 million, or 36%, from lower sales volume. These decreases were partially offset by a $25.9 million, or 23%, increase attributable to higher margins primarily due to pricing initiatives.

Plastics Solutions Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$1,038.5	$1,323.0	$1,497.9	(22)%	(12)%
Adjusted EBITDA	$89.4	$91.0	$314.2	(2)%	(71)%
Adjusted EBITDA margin	9%	7%	21%

2023 vs. 2022

Of the 22% decrease in net sales, 10% was due to lower sales volumes, which were primarily impacted by a decrease in polycarbonate from the announced shutdown of one production line as well as in copolymers in building & construction, industrial, and consumer durables applications from customer destocking and a weaker macroeconomic environment. The volume decrease was partially offset by higher volumes to automotive applications. Also contributing to the overall decrease was a 12% decrease from lower pricing due to the pass through of lower raw material costs.

The $2.0 million, or 2%, decrease in Adjusted EBITDA was primarily due to lower sales volume of $8.6 million, or 9%. These decreases were partially offset by lower fixed costs which contributed a $2.8 million, or 3%, increase in Adjusted EBITDA. Margins also improved 2% versus prior year leading to a $1.5 million increase in Adjusted EBITDA.

Polystyrene Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$743.2	$1,093.1	$1,118.8	(32)%	(2)%
Adjusted EBITDA	$33.3	$99.3	$183.1	(66)%	(46)%
Adjusted EBITDA margin	4%	9%	16%

2023 vs. 2022

Net sales decreased by 32% year-over-year. Lower sales volumes, primarily due to customer destocking and a weak overall demand environment amid falling raw material prices, led to a 16% decrease in net sales from prior year. Also contributing to the overall decrease was a 17% decrease from lower pricing, primarily from the pass through of lower styrene costs.

The $66.0 million, or 66%, decrease in Adjusted EBITDA was due to a decrease of $33.3 million, or 34%, from lower margins and a decrease of $27.5 million, or 28%, due to lower volumes. Weaker demand, including in building & construction and appliance applications, contracted margins and led to lower volumes. Also contributing to the overall decrease was a $5.3 million, or 5%, decrease from higher fixed costs.

Feedstocks Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$166.0	$248.5	$272.4	(33)%	(9)%
Adjusted EBITDA	$(40.9)	$(75.2)	$33.7	46%	(323)%
Adjusted EBITDA margin	(25)%	(30)%	12%

2023 vs. 2022

Net sales decreased 33% year-over-year. Lower styrene-related sales volume resulted in a 10% decrease along with a 24% decrease due to lower styrene prices.

The increase of $34.4 million in Adjusted EBITDA was primarily attributed to an increase of $18.0 million, or 24%, from lower fixed costs mainly due to the December 2022 Boehlen, Germany styrene plant closure. Also contributing to the overall increase was a $17.2 million, or 23%, increase from higher styrene margins.

Americas Styrenics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Adjusted EBITDA*	$62.1	$102.2	$92.7	(39)%	10%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

2023 vs. 2022

The decrease in Adjusted EBITDA was mainly due to lower styrene margins compared to the high levels in the prior year.

Outlook

We expect a constrained demand environment in 2024 similar to 2023, however, sequential headwinds in the second half of 2024, such as negative net timing impacts, are not expected to repeat and we expect the benefit of our restructuring actions take effect.

Despite the economic environment, the Company maintains access to capital resources through continued focus on liquidity improvement actions. Also, we are seeing the benefit of our announced asset restructuring initiatives and anticipate these actions will result in meaningful cost savings in 2024. We believe these actions will better position us to achieve higher growth, higher margin, and lower volatility as demand normalizes.

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

Adjusted EBITDA is calculated as follows for the years ended December 31, 2023, 2022, and 2021. For discussion related to 2021 activity, refer to the Company’s Form 10-K filed on February 27, 2023.

	Year Ended
	December 31,
(in millions)	2023	2022	2021
Net income (loss)	$(701.3)	$(430.9)	$440.0
Net income (loss) from discontinued operations	—	(2.9)	160.4
Net income (loss) from continuing operations	(701.3)	(428.0)	279.6
Interest expense, net	188.4	112.9	79.4
Provision for (benefit from) income taxes	68.4	(41.6)	70.9
Depreciation and amortization	221.2	236.9	167.5
EBITDA(a)	$(223.3)	$(119.8)	$597.4
Net gain on disposition of businesses and assets(b)	(25.6)	(1.8)	(0.6)
Restructuring and other charges(c)	31.4	15.9	9.0
Acquisition transaction and integration net costs(d)	(1.4)	6.6	75.3
Acquisition purchase price hedge loss (e)	—	—	22.0
Asset impairment charges or write-offs(f)	2.7	6.3	6.8
European Commission request for information(g)	—	36.2	—
Goodwill impairment charges(h)	349.0	297.1	—
Other items(i)	21.5	71.2	19.5
Adjusted EBITDA	$154.3	$311.7	$729.4
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
(b)	Amounts for the year ended December 31, 2023 primarily relate to the sale of the Matamoros, Mexico manufacturing facility. Refer to Note 7 in the consolidated financial statements for further information.
(c)	Restructuring and other charges for the years ended December 31, 2023 and 2022 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 7 in the consolidated financial statements for further information regarding restructuring activities.

Note that the accelerated depreciation charges incurred as part of both the Company’s asset restructuring plan and corporate restructuring program are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption.

(d)	Acquisition transaction and integration net costs for the years ended December 31, 2023 and 2022 relate to expenses incurred for the PMMA Acquisition and the Aristech Surfaces Acquisition.
(e)	The acquisition purchase price hedge loss for the year ended December 31, 2021 relates to the change in fair value of the Company’s forward currency hedge arrangement that economically hedged the euro-denominated purchase price of the PMMA business. Refer to Note 18 in the consolidated financial statements for further information.
(f)	Asset impairment charges or write-offs for the years ended December 31, 2023 and 2022 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany. Refer to Note 19 in the consolidated financial statements for further information.
(g)	Amount for the year ended December 31, 2022 relates to the liability recorded in connection with the European Commission request for information, as described in Note 20 in the consolidated financial statements.
(h)	Amount for the year ended December 31, 2022 relates to the goodwill impairment of the PMMA business and Aristech Surfaces reporting units. Refer to Note 15 in the consolidated financial statements for further information.
(i)	Other items for the years ended December 31, 2023 and 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including our ERP upgrade project.

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

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans. Liquidity is defined under the 2028 Refinance Credit Agreement as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement. As of December 31, 2023, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement.

As of December 31, 2023, the Company had Liquidity of $471.0 million, comprised of $259.1 million of cash and cash equivalents and approximately $211.9 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $98.4 million and $113.5 million respectively. As of

December 31, 2023 and 2022, we had $2,344.6 million and $2,353.7 million, respectively, in outstanding indebtedness and $521.5 million and $701.3 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of December 31, 2023 and 2022, we had $161.4 million and $168.7 million, respectively, of foreign cash and cash equivalents on our consolidated balance sheets, outside of our country of domicile, which was Ireland as of December 31, 2023 and 2022, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries. For a detailed description of the Company’s debt structure, borrowing rates, and expected future payment obligations, refer to Note 17 in the consolidated financial statements.

The following table outlines our outstanding indebtedness as of December 31, 2023 and 2022 and the associated interest expense, including amortization of deferred financing fees and issuance discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments.

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2023			December 31, 2022
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Senior Notes	$447.0	5.1%	$24.8	$447.0	5.1%	$24.8
2025 Senior Notes	115.0	5.4%	21.4	500.0	5.4%	25.8
Senior Credit Facility
2024 Term Loan B	—	—%	34.1	663.4	3.9%	29.1
2028 Term Loan B	728.9	8.2%	59.9	735.9	4.2%	34.7
2026 Revolving Facility	—	—%	2.3	—	—%	1.8
2028 Refinance Term Loans	1,046.5	13.8%	50.4	—	—%	—
Accounts Receivable Securitization Facility	—	—%	1.3	—	—%	1.4
Other indebtedness	7.2	—%	0.4	7.4	5.1%	0.1
Total	$2,344.6		$194.6	$2,353.7		$117.7

Our Senior Credit Facility includes the 2026 Revolving Facility, which matures in May 2026 and has a borrowing capacity of $375.0 million. The 2026 Revolving Facility contains a springing covenant which applies when 30% or more is drawn from the facility and would require the Company to meet a first lien net leverage ratio not to exceed 3.50x at the end of each financial quarter. As of December 31, 2023 the first lien net leverage ratio (as defined in our secured credit agreement) was 5.43x. As of December 31, 2023, the Company had $98.4 million of funds available for borrowing (net of $14.1 million outstanding letters of credit) under the 2026 Revolving Facility. Further, as of December 31, 2023, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

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

Also included in our Senior Credit Facility is our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2028 Term Loan B is SOFR plus 2.50% (subject to a 0.00% SOFR floor). The Company fully repaid the 2024 Term Loan B during the year ended December 31, 2023, while making $7.5 million of net principal payments on the 2028 Term Loan B, with an additional $18.3 million of scheduled future payments classified within current debt on the Company’s consolidated balance sheet as of December 31, 2023 related to both the 2028 Refinance Term Loans and the 2028 Term Loan B.

Our 2025 Senior Notes issued under the indenture executed in 2017 include $115.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025. Interest on the 2025 Senior Notes is payable semi-annually on May 3 and November 3 of each year. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to Note 17 in the consolidated financial statements for further information.

Our 2029 Senior Notes (with original principal of $500.0 million), as issued under the indenture executed in 2021, include $447.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2021. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices. Refer to Note 17 in the consolidated financial statements for further information.

We also continue to maintain our Accounts Receivable Securitization Facility, which matures in November 2024 and has an outstanding borrowing capacity of $150.0 million. As of December 31, 2023, there were no amounts outstanding under this facility and the Company had approximately $113.5 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 17 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the year ended December 31, 2023, the Company declared total dividends of $0.17 per ordinary share, or $6.2 million, of which $0.9 million, inclusive of dividend equivalents, remains accrued as of December 31, 2023 and the majority of which was paid in January 2024. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, significant additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Despite the economic environment, the Company maintains access to capital resources through continued focus on liquidity improvement actions. The cash flows provided by operating activities was $148.7 million for the year ended December 31, 2023. Due to the expectation that operating conditions in the beginning of 2024 will be largely similar to 2023, the Company may exceed the first lien net leverage ratio in 2024, which would limit the availability of the 2026 Revolving Facility to 30% of the total capacity. However, we believe funds provided by operations, our existing cash and cash equivalent balances of $259.1 million, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility totaling a minimum of $211.9 million, which reflects the potential borrowing limit imposed by the aforementioned springing covenant, will be adequate to meet all necessary operating and capital expenditures for at least the next 12 months under current operating conditions.

Further, we also believe that our financial resources will allow us to manage the anticipated impact of this challenging macroeconomic environment on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Item 1A – Risk Factors. As of December 31, 2023, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to Note 17 in the consolidated financial statements for further information on the details of the covenant requirements.

We do not have any off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2023, 2022, and 2021. We have derived the summarized cash flow information from our audited financial statements. Refer to the Company’s Form 10-K filed on February 27, 2023 for discussion related to 2021.

	Year Ended
	December 31,
(in millions)	2023	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$148.7	$46.4	$456.0
Operating activities - discontinued operations	—	(2.9)	(3.3)
Operating activities	148.7	43.5	452.7
Investing activities - continuing operations	(31.7)	(163.2)	(1,936.2)
Investing activities - discontinued operations	—	(0.8)	396.5
Investing activities	(31.7)	(164.0)	(1,539.7)
Financing activities	(66.0)	(233.7)	1,075.7
Effect of exchange rates on cash	(1.6)	(7.1)	(4.4)
Net change in cash, cash equivalents, and restricted cash	$49.4	$(361.3)	$(15.7)

Operating Activities

Net cash provided by operating activities from continuing operations during the year ended December 31, 2023 totaled $148.7 million, inclusive of dividends received from Americas Styrenics of $65.0 million. Although operating results continued to be challenged by customer destocking and macroeconomic conditions, which resulted in reduced customer demand and negative earnings, there was a significant increase in cash performance during the year primarily as a result of targeted inventory control actions and cash improvement initiatives. Further, there was an increase in interest payments driven by the 2029 Senior Notes and the 2028 Term Loan B, both of which were outstanding for the full year, as well as the impact of the rising interest rates on our variable rate debt. Tax payments also increased, driven by higher earnings before income taxes in the prior year. Net cash used in operating activities from discontinued operations during the year ended December 31, 2023 was not significant.

Net cash provided by operating activities from continuing operations during the year ended December 31, 2022 totaled $46.4 million, inclusive of dividends received from Americas Styrenics of $95.0 million. Although operating results were challenged by macroeconomic conditions resulting in reduced customer demand, higher raw material and utility costs and negative earnings, there was a slight working capital build during the year. The rapid and significant increase in raw material prices, along with the historically high energy prices led to a significant working capital build in the first half of 2022. This build was largely offset with the working capital release in the second half of the year, primarily attributable to a steep decline in many raw material prices from the historically high prices seen in the second quarter, inventory control actions, and sequentially lower sales. Operating activities also included a one-time payment of $33.8 million related to the settlement of the European Commission request for information as described in Note 20 in the consolidated financial statements. Further, there was an increase in interest payments driven by the 2029 Senior Notes and the 2028 Term Loan B, both of which were outstanding for the full year, as well as the impact of the rising interest rates on our variable rate debt. Tax payments also increased, driven by higher earnings before income taxes in the prior year. Net cash used in operating activities from discontinued operations during the year ended December 31, 2022 totaled $2.9 million.

Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2023 totaled $31.7 million, which was primarily attributable to capital expenditures of $69.7 million offset by proceeds from the sale of business and other assets of $38.0 million. The Company has taken proactive measures to reduce and defer capital expenditures during the year as part of our liquidity improvement actions. Net cash used in investing activities from discontinued operations during the year ended December 31, 2023 was not significant.

Capital expenditures for 2024 are expected to be approximately $72.0 million, inclusive of spending for both compliance and maintenance costs, and growth initiatives, including material substitution applications as well as products containing recycled or bio-based materials.

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

Financing Activities

Net cash used in financing activities during the year ended December 31, 2023 totaled $66.0 million. This activity was primarily due to $1,055.9 million in debt repayments, $23.4 million in deferred financing fees related to the issuance of the 2028 Refinance Term Loans, $17.9 million of dividends paid, and $10.5 million of net repayments of short-term borrowings. This activity was partially offset by $1,044.9 million in proceeds from the issuance of the 2028 Refinance Term Loans.

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

	Year Ended
	December 31,
(in millions)	2023	2022	2021
Cash provided by operating activities	$148.7	$43.5	$452.7
Capital expenditures	(69.7)	(149.0)	(123.5)
Free Cash Flow	$79.0	$(105.5)	$329.2

Refer to the discussion above for significant impacts to cash provided by operating activities for the years ended December 31, 2023 and 2022. Refer to the Company’s Form 10-K filed on February 27, 2023 for discussion related to 2021.

Contractual Obligations and Commercial Commitments

The Company’s primary contractual obligations and commercial commitments consist of the payments for principal and interest on our outstanding long-term debt, raw material purchases, funding requirements under our pension and other postretirement benefits, lease commitments, and obligations under our SAR SSAs.

The Company has both fixed and variable-rate long-term debt arrangements, which have varying principal and interest payment requirements over their contractual terms. Refer to the table and section above as well as to Note 17 in the consolidated financial statements for more information on our debt arrangements. Additionally, refer to Item 7A—Quantitative and Qualitative Disclosures about Market Risk for discussion of our interest rate and foreign currency risks related to our debt and debt-related hedging arrangements.

The Company has certain raw material purchase contracts where we are required to purchase certain minimum volumes at the then prevailing market prices. As of December 31, 2023, the Company had $1,213.6 million of raw material purchase obligations, of which $531.6 million is due within the next twelve months. These commitments have remaining terms ranging from one to four years. Refer to Note 20 in the consolidated financial statements for more information on raw material purchase commitments. Additionally, refer to Item 1 – Business – Sources and Availability of Raw Materials for further description of the sources of our key raw materials.

The Company has various pension and other postretirement plans. The Company is required to make minimum contributions to certain of our funded pension plans and is also obligated to make benefit payments to employees for the unfunded pension plans and other postretirement plans. As of December 31, 2023, the Company’s estimated future benefit payments through 2033, reflecting expected future service, as appropriate, was $140.5 million, of which $9.9 million is due within the next twelve months. Refer to the section of our Critical Accounting Policies and Estimates entitled “Pension Plans and Postretirement Benefits” for more information on the factors impacting our pension and postretirement costs. Additionally, refer to Note 22 in the consolidated financial statements for more details on these employee benefit plans and the future payments expected to be made for them through 2033.

The Company has operating and finance leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company’s leases have remaining terms of one month through twelve years. As of December 31, 2023, the Company’s estimated minimum commitments related to our finance and operating lease obligations was $84.0 million, of which $19.3 million is due within the next twelve months. Refer to Note 21 in the consolidated financial statements for further information on our lease portfolio and future lease obligations.

As described in Item 1— Business— Our Relationship with Dow, the Company is party to SAR SSAs with Dow, which are agreements under which Dow provides certain site services to the Company at Dow-owned locations. Based on our current year known costs and assuming that we continue with the SAR SSAs with similar annualized costs going forward, we estimate our contractual obligations under these agreements to be approximately $89.8 million annually for 2024 through 2028, and a total of $896.7 million thereafter through June 2040. Refer to the aforementioned section of Item 1 for more information regarding these agreements, including details regarding the rights of the Company and Dow to terminate said agreements.

Derivative Instruments

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk, and commodity price risk. To manage this risk, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swap agreements. A summary of these derivative financial instrument programs is described below; however, refer to Note 18 of the consolidated financial statements for further information. The Company does not hold or enter into financial instruments for trading or speculative purposes.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements to manage our exposure to variability in interest payments associated with the Company’s variable rate debt. Under these interest rate swap agreements, which are designated as cash flow hedges, the Company is effectively converting a portion of our variable rate borrowings into a fixed rate obligation to mitigate the risk of variability in interest rates. The Company does not have any outstanding interest rate swap agreements as of December 31, 2023.

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

Valuation of Assets and Impairment Considerations

Valuation of Assets

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

Impairment Considerations

As of December 31, 2023, net property, plant and equipment, net identifiable finite-lived intangible assets, and goodwill totaled $643.7 million, $693.9 million, and $63.8 million, respectively. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

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

In connection with our strategy to focus efforts and increase investments in certain product offerings serving specific applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of our styrene monomer assets in Boehlen, Germany. The Company’s assessments of these long-lived asset groups for impairment indicated that the carrying values of the asset groups at each location were not recoverable when compared to the expected undiscounted future cash flows from the operation and potential disposition of these assets. The fair value of the depreciable assets at each location was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. Based on the Company’s assessments, for the year ended December 31, 2023, we recorded impairment charges on the Boehlen styrene monomer assets of $0.5 million, which include charges recorded subsequent to March 2020 related to capital expenditures at the facility that we determined to be impaired. The amounts are included within “Impairment and other charges” in the consolidated statements of operations and are all allocated to the Feedstocks segment. Refer to Note 8 for more information.

Through December 31, 2023, we have continued to assess the recoverability of certain assets, and concluded there are no additional significant events or circumstances identified by management that would indicate these assets are not recoverable. However, the current environment is subject to changing market conditions and requires significant management judgment to identify the potential impact to our assessment. If we are not able to achieve certain actions or our future operating results do not meet our expectations, it is possible that impairment charges may need to be recorded on one or more of our operating facilities.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. The Company had no assets classified as held-for-sale as of December 31, 2023.

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

During the second quarter 2023, the Company determined that a triggering event had occurred for the Engineered Materials reporting unit indicating it was more likely than not that the fair value of this goodwill was less than the associated carrying value. This determination resulted from the persistence of the challenging operating conditions, customer destocking and underlying demand weakness that contributed to a revised outlook reflecting a further reduction in near-term forecasted operating results, growth projections, as well as an additional decrease in market capitalization. Therefore, the Company performed a goodwill impairment assessment as of June 1, 2023 and recorded a goodwill impairment charge of $349.0 million, reflected within “Impairment and other charges” on the consolidated statement of operations. The Company did not identify any impairment indicators in any of the other reporting units for the year ended December 31, 2023.

As of December 31, 2023, the remaining $63.8 million in total goodwill is allocated to the reportable segments as follows: $44.0 million to Plastics Solutions, $15.4 million to Latex Binders, and $4.4 million to Polystyrene, with no amounts allocated to the Engineered Materials, Feedstocks or Americas Styrenics segments.

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

Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Ireland. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated as of December 31, 2023. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

As of December 31, 2023, we had net deferred tax assets of $0.8 million, after valuation allowances of $278.3 million. In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

For the year ended December 31, 2023, management assessed whether there were any changes in facts and circumstances that would result in any changes to the valuation allowance conclusions reached in the prior years. Management believes there is enough negative evidence to determine that it is no longer more likely than not that the net deferred tax assets will be realized in the Company’s Switzerland subsidiary as of December 31, 2023. Among this evidence is the cumulative loss, magnitude of business losses in 2022 and 2023, current adverse economic conditions, restructuring initiatives and higher financial costs. These negative factors combined with no other tax planning strategies identified that could allow the Company to utilize its deferred tax asset, resulted in management’s decision to establish a full valuation allowance against the net deferred tax asset position in December 2023. Management also believes there is enough negative evidence to determine it is no longer more likely than not that the net deferred tax assets in the Company’s US subsidiaries will be realized as of December 31, 2023. Among this evidence is the losses incurred in recent years, projected cumulative loss into 2024, adverse economic conditions, and higher financial costs. These negative factors combined with no other tax planning identified that could allow the Company to utilize its deferred tax asset, resulted in Management’s decision to establish a full valuation allowance against the net deferred tax asset position in December 2023.

As of December 31, 2023, we had deferred tax assets for tax loss carryforward of approximately $146.6 million, $8.9 million of which is subject to expiration in the years between 2024 and 2028. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

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

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans		Benefit Plans
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Pension and other postretirement plan obligations:
Discount rate for projected benefit obligation / accumulated postretirement benefit obligation	3.16%	3.51%	5.19%	5.53%	6.41%	6.01%
Net periodic benefit costs:
Discount rate for service cost	3.24%	1.20%	5.55%	3.00%	6.01%	2.99%
Discount rate for interest cost	3.54%	0.93%	5.41%	2.44%	5.82%	2.42%
Expected long-term rate of return on plan assets	3.20%	0.84%	6.50%	5.40%	N/A	N/A

Holding all other factors constant, a 0.25% increase (decrease) in the discount rate used to determine net periodic benefit cost would decrease (increase) 2024 pension expense for our non-U.S. plans by approximately $1.0 million and $(1.1) million, respectively. Holding all other factors constant, a 0.25% increase (decrease) in the long-term rate of return on assets used to determine net periodic benefit cost for our non-U.S. plans would decrease (increase) 2024 pension expense by approximately $0.1 million and $(0.1) million, respectively. Holding all other factors constant, a 0.25% increase or decrease in the discount rate, or the long-term rate of return on assets, used to determine net periodic benefit cost for our U.S. plans would change our 2024 pension expense by less than $0.1 million.

Plan assets totaled $106.5 million and $99.5 million as of December 31, 2023 and 2022. As noted above, plan assets are invested primarily in insurance contracts that provide for guaranteed returns. Investments in the pension plan insurance contracts are valued utilizing unobservable inputs, which are contractually determined based on returns, fees, and the present value of the future cash flows, or cash surrender values, of the contracts, and are classified as Level 3 investments. The Company presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

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

Interest Rate Risk

Given the Company’s debt structure, we have certain exposure to changes in interest rates. Refer to Note 17 in the consolidated financial statements for further information regarding the Company’s debt facilities.

The Company’s 2028 Refinance Term Loans bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor. The Company’s 2028 Term Loan B bears an interest rate of SOFR plus 2.50% (subject to a 0.00% SOFR floor) and is not party to an interest rate swap agreement. The Company’s 2024 Term Loan B bore an interest rate of LIBOR plus 2.00% (subject to a 0.00% LIBOR floor) as of December 31, 2022. Based on weighted average outstanding borrowings under the 2028 Term Loan B and 2028 Refinance Term Loans for the year ended December 31, 2023, an increase in 100 basis points in SOFR would have resulted in approximately $23.8 million of additional interest expense for the period.

Loans under the 2026 Revolving Facility, at the Borrowers’ option, may be maintained as (a) SOFR loans, which bear interest at a rate per annum equal to SOFR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement). As of December 31, 2023, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum. As of and for the year ended December 31, 2023, we had no variable rate debt issued under our 2026 Revolving Facility.

Our Accounts Receivable Securitization Facility is subject to interest charges on both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the facility. As of December 31, 2023, the Accounts Receivable Securitization Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates which vary by month and by currency, as outstanding balances can be denominated in euros and U.S. dollars, as well as fixed charges of 0.80% on available, but undrawn commitments. As of and throughout the year ended December 31, 2023, we had no variable debt issued under our Accounts Receivable Securitization Facility, and as such, we incurred no variable rate interest related to this facility during the period.

Foreign Currency Exchange Rate Risks

The Company’s ongoing business operations expose us to foreign currency risks, including fluctuating foreign exchange rates. Our primary foreign currency exposure is the euro-to-U.S. dollar exchange rate, noting that approximately 53% of our net sales were generated in Europe for the year ended December 31, 2023. To a lesser degree, we are also exposed to the exchange rates between the U.S. dollar and other currencies, including, among others, the Chinese yuan, South Korean won, Swiss franc, and New Taiwan dollar. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.

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

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of our subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rate. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2023, the Company does not have any outstanding forward contracts for the purposes of hedging its exposure to the euro. The Company continues to monitor prevailing rate forecasts and its euro-denominated exposure to determine when to enter into these forward contracts. A 1% change in the euro will impact our annual profitability by approximately $1.5 million on a pre-tax basis.

We have legal entities consolidated in our financial statements that have functional currencies other than the U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income, primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2023 and 2022.

Raw Material Price Risk

We purchase certain raw materials such as benzene, ethylene, butadiene, BPA, styrene, MMA, and acetone primarily under short- and long-term supply contracts. The pricing terms for these raw material purchases are generally determined based on commodity indices and prevailing market conditions within the relevant geography. The selling prices of our products are generally based, in part, on the current or forecasted costs of our key raw materials, but are often subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant raw material price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in passing through raw material costs, primarily for benzene, ethylene, butadiene, styrene, MMA, and acetone. Assuming no changes in sales price, volume or mix, a hypothetical 10% change in the market price of our raw materials would have impacted cost of sales by approximately $243.3 million for the year ended December 31, 2023.

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

Commodity Price Risk

We purchase certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility, generally based on commodity indices and prevailing market conditions within the relevant geography. In certain instances, the selling prices of our products are based, in part, on the current or forecasted costs of our key commodities, but are subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant commodity price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in or inability to pass through these commodity costs. Such a period arose in 2023, where the challenging operating conditions, including the ongoing war in Ukraine and the corresponding sanctions and other measures being imposed by various governments impacted global markets, particularly in Europe, lead to high volatility and increased prices for natural gas and other energy supplies.

We mitigate the risk of price fluctuations associated with these commodity purchases where possible by passing changes in commodity costs through to our customers by adjusting our prices or including provisions in our contracts that allow us to adjust prices in such a circumstance or by including pricing formulas which utilize commodity indices. Additionally, as deemed appropriate, we may enter into derivative financial instruments such as commodity swaps, which effectively converts a portion of our natural gas costs into a fixed rate obligation. Certain of these commodity swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. We may also enter into commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Inclusive of these hedges, a hypothetical 10% increase in natural gas prices will impact cost of sales by approximately $1.6 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15e and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to provide the reasonable level of assurance described above.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

In 2021, the Company began a multi-year project to upgrade our legacy ERP environment to an updated version of SAP through a phased implementation approach. Through the fourth quarter of 2023, we have completed the migration of the PMMA business operations, with implementation in the remaining business operations expected to occur in phases over the next several years. In connection with this implementation, we have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes.

The Company believes we have maintained appropriate internal controls during our initial phased implementation period and will continue to evaluate, test and monitor our internal controls over financial reporting for effectiveness as processes and procedures in each of these impacted areas evolve.

Item 9B. Other Information

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Board Structure and Committee Composition,” “Our Company’s Executive Officers,” and “Delinquent Section 16(a) Reports” of the Company’s definitive proxy statement for the 2024 annual general meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2024 Proxy Statement”).

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and others who may have access to material nonpublic information concerning the Company, and that is designed to promote compliance with insider trading laws, rules and regulations. The policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace, the misuse of material nonpublic information in securities trading. All persons subject to the policy are prohibited from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. Certain persons, including our executive officers and directors, must obtain preclearance prior to any trading in our securities. The policy also prohibits short sales, transactions in publicly traded options such as puts, calls or other derivatives, hedging transactions and other inherently speculative transactions. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 will be contained in our 2024 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in our 2024 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our 2024 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our 2024 Proxy Statement and is incorporated by reference herein.

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

10.1

Credit Agreement among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. together with Trinseo Holdings S.à r.l., and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders from time to time party thereto, dated as of September 6, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 7, 2017)

10.2

Amendment to the Credit Agreement dated September 6, 2017 among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Materials S.à r.l., Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of May 22, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 3, 2018)

10.3

2021 Incremental Amendment to Credit Agreement dated September 6, 2017, among, inter alios, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and Deutsche Bank AG New York Bank, dated as of May 3, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 5, 2021)

10.4

2021 Revolver Amendment to Credit Agreement dated September 6, 2017, among, inter alios, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and Deutsche Bank AG New York Bank, dated as of May 3, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 5, 2021)

10.5

2023 SOFR Amendment to the Credit Agreement dated September 6, 2017 among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Ireland Holdings Limited, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of June 30, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023)

10.6

2023 Incremental and Refinancing Amendment, dated as of September 8, 2023, among Trinseo Holding SARL, Trinseo Ireland Holdings Limited, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. the guarantors party thereto from time to time, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 8, 2023)

Exhibit No.	Description
10.7

Credit Agreement, dated as of September 8, 2023, among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2023)

10.8 †

First Amendment to Credit Agreement, dated January 26, 2024, to the Credit Agreement dated as of September 8, 2023 among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent.

10.9

Deed of Amendment and Restatement, dated March 31, 2023, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Finance Luxembourg S.à r.l., Luxembourg, Zweigniederlassung Horgen, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 5, 2023)

10.10 †

Deed of Amendment and Restatement and Waiver dated November 23, 2023, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc

10.11*

Employment Agreement between Trinseo LLC and Frank A. Bozich, dated December 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019)

10.12*

Letter agreement between Trinseo LLC and Frank A. Bozich concerning voluntary reduction of salary (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.13*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Frank Bozich dated December 11, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.14*	Employment Agreement between Trinseo LLC and David Stasse, dated April 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2019)

10.15*

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

Exhibit No.	Description
10.17*	Agreement between Trinseo, LLC and Angelo Chaclas dated January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

10.18*

Letter agreement between Trinseo LLC and Angelo N. Chaclas concerning voluntary reduction of salary (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 22, 2021)

10.19*

Agreement, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Angelo Chaclas dated January 1, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.20*

Employment Agreement between Trinseo LLC and Paula Cooney, dated October 15, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 5, 2023)

10.21*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Paula Cooney dated October 15, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 5, 2023)

10.22§§	Butadiene Sales Contract (Europe), between Dow Europe GmbH and Trinseo Europe GmbH, dated June 29, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 2, 2020)

10.23§§

Ethylene Sales Contract (Boehlen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 30, 2020)

10.24§§

Ethylene Sales Contract (Terneuzen), between Dow Europe GmbH and Trinseo Europe GmbH, dated October 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 30, 2020)

10.25§§	Benzene Sales Contract, between Dow Europe GmbH and Trinseo Europe GmbH, dated May 6, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 14, 2021)

10.26§

Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.27§

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

Exhibit No.	Description
10.29§

Amended and Restated Styron License Agreement, among The Dow Chemical Company, Dow Global Technologies Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010. (incorporated herein by reference to Exhibit 10.31 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

10.30*	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.31*	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.32*	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 16, 2023)

10.33*

Form of Indemnification Agreement for Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021)

10.34*

Form of Restricted Stock Unit Agreement for Directors (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023)

10.35*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022 filed May 5, 2022)

10.36*	Form of Non-statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022 filed May 5, 2022)

10.37*	Form of Performance Award Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022 filed May 5, 2022)

10.38*

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

10.40*	Form of Executive Side Letter for Equity Grants (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

19.1 †	Trinseo PLC Insider Trading Policy

21.1 †	Subsidiaries of Trinseo PLC

23.1 †	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

Exhibit No.	Description
23.2 †	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

31.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1 †	Trinseo PLC Policy for Recoupment of Incentive Compensation

101.INS †	iXBRL Instance Document

101.SCH †	iXBRL Taxonomy Extension Schema Document

101.CAL †	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	iXBRL Extension Label Linkbase Document

101.PRE †	iXBRL Taxonomy Extension Presentation Linkbase Document

104 †	Cover Page Interactive Data File (formatted iXBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement.
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

Date: February 23, 2024

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Bozich	President, Chief Executive Officer and Director	February 23, 2024
Frank Bozich	(Principal Executive Officer)

/s/ David Stasse	Executive Vice President and Chief Financial Officer	February 23, 2024
David Stasse	(Principal Financial Officer)

/s/ Roger E. Greene	Vice President, Global Controller and Principal Accounting Officer	February 23, 2024
Roger E. Greene	(Principal Accounting Officer)

/s/ Joseph Alvarado	Director	February 23, 2024
Joseph Alvarado

/s/ Victoria Brifo	Director	February 23, 2024
Victoria Brifo

/s/ Jeffrey J. Cote	Director	February 23, 2024
Jeffrey J. Cote

/s/ Pierre-Marie De Leener	Director	February 23, 2024
Pierre-Marie De Leener

/s/ Jeanmarie Desmond	Director	February 23, 2024
Jeanmarie Desmond

/s/ Matthew T. Farrell	Director	February 23, 2024
Matthew T. Farrell

/s/ K’Lynne Johnson	Chair and Director	February 23, 2024
K’Lynne Johnson

/s/ Sandra Beach Lin	Director	February 23, 2024
Sandra Beach Lin

/s/ Henri Steinmetz	Director	February 23, 2024
Henri Steinmetz

/s/ Mark Tomkins	Director	February 23, 2024
Mark Tomkins

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trinseo PLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of Americas Styrenics LLC, a 50% equity investment of Trinseo PLC, which is reflected in the consolidated financial statements of Trinseo PLC as an equity method investment of $252.2 million and $255.1 million as of December 31, 2023 and 2022, respectively, and equity in earnings of unconsolidated affiliates of $62.1, $102.2 and $92.7 for each of the three years in the period ended December 31, 2023, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Americas Styrenics LLC, is based solely on the report of the other auditors.

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

Interim Goodwill Impairment Assessment – Engineered Materials Reporting Unit

As described in Notes 2 and 15 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level annually, as of October 1, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below the carrying value. In the second quarter of 2023, management determined that a triggering event for the Engineered Materials reporting unit had occurred indicating it was more likely than not that the fair value of this goodwill was less than the associated carrying value. Management primarily utilizes an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units. As a result of the interim impairment assessment performed, the Company recognized a non-cash goodwill impairment loss of $349.0 million during the three months ended June 30, 2023, which was equal to the full carrying value of the Engineered Materials reporting unit's associated goodwill. As of December 31, 2023, the remaining consolidated goodwill balance was $63.8 million. Key assumptions and estimates used by management in the goodwill impairment testing include projections of revenues and EBITDA, the estimated weighted average cost of capital (“WACC”), and a projected long-term growth rate.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Engineered Materials reporting unit as a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Engineered Materials reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenues and EBITDA, and the WACC; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Engineered Materials reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projections of revenues and EBITDA, and the WACC. Evaluating management’s significant assumptions related to projections of revenues and EBITDA involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the significant assumption related to the WACC..

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 23, 2024

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of

Americas Styrenics LLC

The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americas Styrenics LLC and its subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, members' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements") (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 14, 2024

We have served as the Company’s auditor since 2008.

TRINSEO PLC

Consolidated Balance Sheets

(In millions, except per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$259.1	$211.7
Accounts receivable, net of allowance for doubtful accounts (December 31, 2023: $6.7; December 31, 2022: $7.3)	490.8	586.0
Inventories	404.7	553.6
Other current assets	39.5	39.4
Total current assets	1,194.1	1,390.7
Investments in unconsolidated affiliate	252.2	255.1
Property, plant and equipment, net of accumulated depreciation (December 31, 2023: $778.2; December 31, 2022: $668.8)	643.7	691.1
Other assets
Goodwill	63.8	410.4
Other intangible assets, net	693.9	772.0
Right-of-use assets - operating, net	65.3	76.1
Deferred income tax assets	44.3	97.3
Deferred charges and other assets	71.9	67.5
Total other assets	939.2	1,423.3
Total assets	$3,029.2	$3,760.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$20.9	$16.0
Accounts payable	449.7	438.1
Current lease liabilities - operating	16.3	17.1
Income taxes payable	10.9	9.9
Accrued expenses and other current liabilities	174.8	208.3
Total current liabilities	672.6	689.4
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,277.6	2,301.6
Noncurrent lease liabilities - operating	51.7	60.2
Deferred income tax liabilities	43.5	59.8
Other noncurrent obligations	251.8	228.9
Total noncurrent liabilities	2,624.6	2,650.5
Commitments and contingencies (Note 20)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (December 31, 2023: 39.4 shares issued and 35.2 shares outstanding; December 31, 2022: 39.2 shares issued and 35.1 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (December 31, 2023: 0.025 shares issued and outstanding; December 31, 2022: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	504.2	486.7
Treasury shares, at cost (December 31, 2023: 4.1 shares; December 31, 2022: 4.1 shares)	(200.0)	(200.0)
Retained earnings (accumulated deficit)	(443.0)	264.5
Accumulated other comprehensive loss	(129.6)	(131.3)
Total shareholders’ equity	(268.0)	420.3
Total liabilities and shareholders’ equity	$3,029.2	$3,760.2

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$3,675.4	$4,965.5	$4,827.5
Cost of sales	3,533.1	4,693.2	4,128.6
Gross profit	142.3	272.3	698.9
Selling, general and administrative expenses	310.3	398.8	323.4
Equity in earnings of unconsolidated affiliate	62.1	102.2	92.7
Impairment and other charges	349.5	339.6	6.8
Operating income (loss)	(455.4)	(363.9)	461.4
Interest expense, net	188.4	112.9	79.4
Acquisition purchase price hedge loss	—	—	22.0
(Gain) loss on extinguishment of long-term debt	6.3	(0.8)	0.5
Other expense (income), net	(17.2)	(6.4)	9.0
Income (loss) from continuing operations before income taxes	(632.9)	(469.6)	350.5
Provision for (benefit from) income taxes	68.4	(41.6)	70.9
Net income (loss) from continuing operations	(701.3)	(428.0)	279.6
Net income (loss) from discontinued operations, net of income taxes	—	(2.9)	160.4
Net income (loss)	$(701.3)	$(430.9)	$440.0
Weighted average shares- basic	35.3	35.9	38.7
Net income (loss) per share- basic:
Continuing operations	$(19.88)	$(11.91)	$7.22
Discontinued operations	—	(0.08)	4.15
Net income (loss) per share- basic	$(19.88)	$(11.99)	$11.37
Weighted average shares- diluted	35.3	35.9	39.6
Net income (loss) per share- diluted:
Continuing operations	$(19.88)	$(11.91)	$7.07
Discontinued operations	—	(0.08)	4.05
Net income (loss) per share- diluted:	$(19.88)	$(11.99)	$11.12

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(701.3)	$(430.9)	$440.0
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0, $3.9, $0.0)	9.3	(36.9)	(5.3)
Net gain (loss) on cash flow hedges (net of tax of $1.3, $(3.1), $0.0)	4.3	(9.8)	5.9
Pension and other postretirement benefit plans:
Prior service credit arising during period (net of tax of $0.0, $0.0, $0.3)	0.4	0.1	2.2
Net gain (loss) arising during period (net of tax of $(3.0), $23.7, $8.9)	(9.3)	64.9	26.2
Amounts reclassified from accumulated other comprehensive income	(3.0)	(2.4)	9.9
Total other comprehensive income, net of tax	1.7	15.9	38.9
Comprehensive income (loss)	$(699.6)	$(415.0)	$478.9

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2020	38.4	10.4	—	$0.5	$—	$579.6	$(542.9)	$(186.1)	$739.2	$590.3
Net income	—	—	—	—	—	—	—	—	440.0	440.0
Other comprehensive income	—	—	—	—	—	—	—	38.9	—	38.9
Cancellation of treasury shares	—	(9.9)	—	(0.1)	—	(118.7)	524.8	—	(406.0)	—
Share-based compensation activity	0.5	(0.5)	—	—	—	7.2	18.1	—	—	25.3
Purchase of treasury shares	(1.0)	1.0	—	—	—	—	(50.0)	—	—	(50.0)
Dividends on ordinary shares ($0.80 per share)	—	—	—	—	—	—	—	—	(31.4)	(31.4)
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net loss	—	—	—	—	—	—	—	—	(430.9)	(430.9)
Other comprehensive income	—	—	—	—	—	—	—	15.9	—	15.9
Share-based compensation activity	0.3	—	—	—	—	18.6	—	—	—	18.6
Purchase of treasury shares	(3.1)	3.1	—	—	—	—	(150.0)	—	—	(150.0)
Dividends on ordinary shares ($1.28 per share)	—	—	—	—	—	—	—	—	(46.4)	(46.4)
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(701.3)	(701.3)
Other comprehensive income	—	—	—	—	—	—	—	1.7	—	1.7
Share-based compensation activity	0.1	—	—	—	—	17.5	—	—	—	17.5
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—
Dividends on ordinary shares ($0.17 per share)	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(701.3)	$(430.9)	$440.0
Less: Net income (loss) from discontinued operations	—	(2.9)	160.4
Net income (loss) from continuing operations	(701.3)	(428.0)	279.6
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities - continuing operations
Depreciation and amortization	221.2	236.9	167.5
Amortization of deferred financing fees and issuance discount	11.0	9.3	7.7
Deferred income tax (benefit)	41.4	(93.3)	(2.1)
Share-based compensation expense	19.5	18.6	15.2
Earnings of unconsolidated affiliate, net of dividends	2.9	(7.2)	(7.7)
Unrealized net (gain) loss on foreign exchange forward contracts	(6.4)	23.2	(8.4)
Unrealized net loss on commodity economic swap contracts	14.1	6.4	—
Acquisition purchase price hedge loss	—	—	22.0
Pension curtailment and settlement (gain) loss	0.4	(3.4)	(1.2)
(Gain) loss on extinguishment of long-term debt	6.3	(0.8)	0.5
Gain on sale of businesses and other assets	(25.6)	(1.8)	(0.4)
Impairment charges or write-offs	349.5	310.2	6.8
Changes in assets and liabilities
Accounts receivable	106.3	129.1	(214.6)
Inventories	150.1	31.8	(214.1)
Accounts payable and other current liabilities	1.4	(192.0)	313.1
Income taxes payable	3.1	(41.7)	42.4
Other assets, net	11.4	16.6	(22.1)
Other liabilities, net	(56.6)	32.5	71.8
Cash provided by operating activities - continuing operations	148.7	46.4	456.0
Cash used in operating activities - discontinued operations	—	(2.9)	(3.3)
Cash provided by operating activities	148.7	43.5	452.7
Cash flows from investing activities
Capital expenditures	(69.7)	(148.2)	(117.7)
Cash paid for asset or business acquisitions, net of cash acquired ($0.0, $1.0, and $12.1)	—	(22.2)	(1,804.0)
Proceeds from the sale of businesses and other assets	38.0	5.3	0.2
Proceeds from (payments for) the settlement of hedging instruments	—	1.9	(14.7)
Cash used in investing activities - continuing operations	(31.7)	(163.2)	(1,936.2)
Cash provided by (used in) investing activities - discontinued operations	—	(0.8)	396.5
Cash used in investing activities	(31.7)	(164.0)	(1,539.7)
Cash flows from financing activities
Deferred financing fees	(23.4)	—	(35.4)
Short-term borrowings, net	(10.5)	(17.5)	(14.6)
Purchase of treasury shares	—	(151.9)	(48.1)
Dividends paid	(17.9)	(47.5)	(21.9)
Proceeds from exercise of option awards	0.1	3.0	11.0
Withholding taxes paid on restricted share units	(2.1)	(3.2)	(0.9)
Acquisition-related contingent consideration payment	(1.2)	—	—
Net proceeds from issuance of 2028 Refinance Term Loans	1,044.9	—	—
Repurchases and repayments of long-term debt	(1,055.9)	(16.6)	(10.7)
Net proceeds from issuance of 2028 Term Loan B	—	—	746.3
Net proceeds from issuance of 2029 Senior Notes	—	—	450.0
Proceeds from draw on Accounts Receivable Securitization Facility	—	—	150.0
Repayments of Accounts Receivable Securitization Facility	—	—	(150.0)
Cash provided by (used in) financing activities	(66.0)	(233.7)	1,075.7
Effect of exchange rates on cash	(1.6)	(7.1)	(4.4)
Net change in cash, cash equivalents, and restricted cash	49.4	(361.3)	(15.7)
Cash, cash equivalents, and restricted cash—beginning of period	211.7	573.0	588.7
Cash, cash equivalents, and restricted cash—end of period	$261.1	$211.7	$573.0
Less: Restricted cash	2.0	—	—
Cash and cash equivalents—end of period	$259.1	$211.7	$573.0
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$37.8	$98.2	$37.2
Cash paid for interest, net of amounts capitalized	$167.1	$103.4	$62.4
Accrual for property, plant and equipment	$11.3	$11.3	$14.3

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

The Company’s operations are located in Europe, North America, and Asia Pacific, supplemented by Americas Styrenics, a styrenics joint venture with Chevron Phillips Chemical Company LP. Refer to Note 13 for further information regarding the Company’s investment in Americas Styrenics.

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2023, the Company’s production facilities included 34 manufacturing plants and one recycling facility at 30 sites across 14 countries, including its joint venture. Additionally, as of December 31, 2023, the Company operated 11 research and development (“R&D”) facilities globally, including mini plants, development centers, and pilot coaters.

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under six segments, Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, Feedstocks, and Americas Styrenics, as described in Note 24. Beginning in the second quarter of 2021, the Company reported the results of its synthetic rubber business (“Rubber Business”) as discontinued operations in the consolidated statements of operations for all periods presented, and therefore it is no longer presented as a separate reportable segment. The sale of the Rubber Business was completed on December 1, 2021. Refer to Note 5 for further information.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 17 for further discussion of the Company’s Accounts Receivable Securitization Facility, which qualifies as a VIE and is consolidated within the Company’s financial statements.

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

The estimated fair values of the Company’s 2028 Term Loan B, 2028 Refinance Term Loans, 2029 Senior Notes, and 2025 Senior Notes and, when outstanding, borrowings under its 2026 Revolving Facility and Accounts Receivable Securitization Facility (all of which are defined in Note 17) are determined using Level 2 inputs within the fair value hierarchy. The carrying amounts of borrowings under the 2026 Revolving Facility and Accounts Receivable Securitization Facility approximate fair value as these borrowings bear interest based on prevailing variable market rates.

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

As of December 31, 2023, the Company had certain foreign exchange forward contracts and commodity swap agreements outstanding that were not designated for hedge accounting treatment, and certain commodity swap agreements outstanding that were designated as cash flow hedges. As of December 31, 2022, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment and certain foreign exchange forward contracts and interest rate swap agreements that were designated as cash flow hedges. As of December 31, 2021, the Company also had certain fixed-for-fixed cross currency swaps (“CCS”) outstanding, which swap U.S. dollar principal and interest payments on the Company’s 2025 Senior Notes for euro-denominated payments. The Company’s CCS were designated as a hedge of its net investment in certain European subsidiaries.

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

Refer to Notes 18 and 19 for further information on the Company’s derivative instruments and their fair value measurements.

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

For the years ended December 31, 2023, 2022, and 2021, the Company recognized net foreign exchange transaction gains (losses) of $16.7 million, $(41.0) million, and $(61.9) million, respectively. These amounts exclude the impacts of foreign exchange forward contracts discussed above.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2023 and 2022, there was $1.3 million (adjusted for foreign currency rates) and $3.5 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the 2021 acquisitions of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, the “PMMA business”) from Arkema S.A. (the “PMMA Acquisition”), and of Aristech Surfaces LLC, a manufacturer and global provider of PMMA continuous cast and solid surface sheets (the “Aristech Surfaces Acquisition”). Refer to Note 20 for further information on the environmental liabilities related to the PMMA Acquisition and the Aristech Surfaces Acquisition during 2021.

Any costs related to environmental contamination treatment and clean-ups are charged to expense.

Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value using discounted estimated cash flows and are adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived asset and depreciated over the asset's useful life. Refer to Note 20 for further information on the Company's recognized asset retirement obligations, which are related to an obligation to remove certain manufacturing facilities the Company has built on leased land at the end of the contract term.

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

Expenditures for maintenance and repairs are recorded in the consolidated statements of operations as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activities, or turnaround activities, that increase the output of manufacturing facilities or improve production efficiency as compared to pre-turnaround operations. As of December 31, 2023 and 2022, $20.7 million and $25.5 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions. Refer to Notes 15 and 19 for further information on the Company’s impairment charges recorded for the years ended December 31, 2023, 2022 and 2021.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. As of December 31, 2023 and 2022, the Company had no assets classified as held-for-sale.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification (“ASC”) 350. Otherwise, the Company primarily utilizes an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units as it is most representative of the value that would be received from a market participant. The annual impairment assessment is completed using a measurement date of October 1. Key assumptions and estimates used in the goodwill impairment testing include projections of revenues and EBITDA, the estimated weighted average cost of capital (“WACC”), and a projected long-term growth rate, all of which are based on data available at the time of the testing. The WACC is calculated incorporating weighted average returns on debt and equity from similar market participants, and therefore, changes in the market which are beyond control of the Company may have an impact on future calculations of estimated fair value. The Company recorded non-cash goodwill impairment losses of $349.0 million and $297.1 million for the years ended December 31, 2023 and 2022, respectively, related to the PMMA business and Aristech Surfaces reporting units. Refer to Note 15 for further information. No goodwill impairment losses were recorded in the years ended December 31, 2021.

Finite-lived intangible assets, such as developed technology, customer relationships, tradenames, and computer software for internal use are amortized on a straight-line basis over their estimated useful life and are reviewed for impairment or obsolescence if events or changes in circumstances indicate that their carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows. No intangible asset impairment losses were recorded in the years ended December 31, 2023, 2022, and 2021.

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

Leases

The Company accounts for its lease arrangements in accordance with ASC 842. The Company has leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company determines if an arrangement includes a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease term represents the non-cancelable period of the lease, including any lessee options to renew, extend, or terminate which are considered to be reasonably certain of exercise. As the interest rate implicit in the Company’s lease contract is typically not readily available, the Company uses its incremental borrowing rate based on relevant information available at the lease commencement date to determine the weighted average discount rate used to calculate the net present value of lease payments. The Company recognizes lease expense for fixed lease payments on operating leases on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. For leases across all asset classes in which the Company is a lessee, the Company does not separate non-lease components from lease components. Refer to Note 21 for further information on the Company’s leases.

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

Restricted Cash and Cash Equivalents

Restrictions on the Company’s cash and cash equivalents are primarily related to customs requirements and are included within “Other current assets” in the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had $2.0 million and $0.1 million recorded, respectively, as restricted cash and cash equivalents.

Sales

For all material contracts with customers, sales are recognized and control is transferred at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 52 days as of December 31, 2023), also varying by segment and region.

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

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the year ended December 31, 2023, the impact of recognizing changes in selling prices related to prior periods was immaterial.

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

Total R&D costs included in SG&A expenses were $57.6 million, $51.4 million, and $63.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were $1.3 million, $1.2 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Restructuring charges included within SG&A expenses were $39.4 million, $54.1 million, and $8.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Refer to Note 7 for further information.

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

Share-based Compensation

Refer to Note 23 for detailed discussion regarding the Company’s share-based compensation award programs. In connection with the Company’s initial public offering (“IPO”), the Company’s board of directors approved the 2014 Omnibus Plan. Since that time, certain equity grants have been awarded, comprised of restricted share units (“RSUs”), options to purchase shares (“option awards”), and performance share units (“PSUs”). Share-based compensation expense recognized in the consolidated financial statements is based on awards that are expected to vest as of their date of grant. The Company’s policy election is to recognize forfeitures as incurred.

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

Deferred Ordinary Shares

The Company has 0.025 million deferred ordinary shares of 1.00 each at par, which are issued and outstanding as of December 31, 2023 and 2022. The deferred ordinary shares are held by nominees in order to meet the Irish statutory minimum capital requirements of an Irish public limited company. The deferred ordinary shares carry no voting rights, are not entitled to receive any dividend or distribution, and do not dilute the economic ownership of Trinseo PLC shareholders.

Recent Accounting Guidance

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We do not expect this ASU to have an impact on our results of operations, cash flows or financial condition, but will likely result in expanded disclosures.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We do not expect this ASU to have an impact on our results of operations, cash flows or financial condition, but will likely result in expanded disclosures.

NOTE 3—RELATED PARTY TRANSACTIONS

The Company did not have any significant related party transactions during the years ended December 31, 2023, 2022, and 2021.

NOTE 4—ACQUISITIONS

Acquisition of Heathland B.V.

On January 3, 2022, the Company completed the acquisition of Heathland B.V. (“Heathland”) from Heathland Holding B.V. (“Heathland Holding”), through the purchase of all issued and outstanding shares (the “Heathland Acquisition”). Heathland is a leading collector and recycler of post-consumer and post-industrial plastic wastes in Europe. The total purchase price consideration is estimated to be $29.3 million, including an initial cash purchase price of $22.9 million which was paid during the year ended December 31, 2022, as well as $6.4 million of contingent cash consideration, representing the fair value of certain earn-out payments. The maximum amount of potential earn-out payments is $6.8 million, which will become payable to Heathland Holding as and when the related performance milestones or thresholds are achieved over the three-year period following the date of acquisition. In February 2023, the

Company delivered the first year earn-out to Heathland Holding in the amount of $1.2 million and as of December 31, 2023 accrued $3.8 million for future earn-outs. Heathland results are included within the Plastics Solutions segment.

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

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. During the year ended December 31, 2023, there were no material changes to the purchase price allocation for the Heathland Acquisition. As of December 31, 2023, the acquisition measurement period for Heathland has ended and the values assigned to the assets acquired and liabilities assumed are final.

The table below summarizes the purchase price allocation for the assets acquired and liabilities assumed, based on their relative fair values, which have been assessed as of the January 3, 2022 acquisition date:

January 3,
2022
Cash and cash equivalents	$1.0
Other current assets	1.2
Other intangible assets (1)
Customer relationships	5.1
Tradenames	0.9
Developed technology	0.2
Other assets	1.0
Total fair value of assets acquired	9.4

Current liabilities	(1.3)
Noncurrent liabilities	(1.6)
Total fair value of liabilities assumed	(2.9)
Net identifiable assets acquired	6.5
Purchase price consideration	29.3
Goodwill (2)	$22.8
(1)	The expected weighted average useful life of the acquired intangible assets are 7 years for customer relationships, tradenames and developed technology.
(2)	Goodwill largely consists of strategic and synergistic opportunities resulting from combining Heathland with the Company’s existing businesses and is allocated entirely to the Plastics Solutions segment. No goodwill related to this acquisition is expected to be deductible for income tax purposes.

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

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the year ended December 31, 2023, there were no changes to the purchase price allocation for the acquisition of the Aristech Surfaces business. As of September 1, 2022, the acquisition measurement period for the Aristech Surfaces business has ended and the values assigned to the assets acquired and liabilities assumed are final.

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

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the year ended December 31, 2023, there were no changes to the purchase price allocation for the acquisition of the PMMA business. As of May 3, 2022, the acquisition measurement period for the PMMA business has ended and the values assigned to the assets acquired and liabilities assumed are final.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated results of operations of the Company with the PMMA business and Aristech Surfaces for the years ended December 31, 2021, as if these acquisitions had occurred on January l, 2020. The pro forma results were calculated by combining the results of the Company with the PMMA business and Aristech Surfaces but do not include adjustments related to cost savings or other synergies that are anticipated as a result of these acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred as of January 1, 2020, nor are they indicative of future results of operations.

Year Ended
December 31,
2021
Net sales	$5,162.3
Net income	$498.5
Income from continuing operations	$338.1

NOTE 5—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Rubber Business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected reductions of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by the Company. The sale resulted in the recognition of an after-tax gain of $117.8 million. At closing, the Company and Synthos executed a long-term supply agreement, in which the Company will supply Synthos certain raw materials used in the Rubber Business subsequent to the sale. For the years ended December 31, 2023 and 2022, the Company recorded $48.0 million and $64.7 million, respectively, in net sales and $51.7 million and $55.3 million, respectively, in cost of sales related to the supply agreement, which is recorded in continuing operations.

The following table summarizes the results of the Rubber Business for the years ended December 31, 2023, 2022, and 2021, which are reflected as discontinued operations in the Company’s consolidated statements of operations and statements of cash flows for all periods presented:

	Year Ended
	December 31,
	2023	2022	2021
Net sales	$0.1	$0.4	$478.9
Cost of sales	0.1	5.1	408.0
Gross loss	—	(4.7)	70.9
Selling, general and administrative expenses	—	(0.3)	21.0
Operating loss	—	(4.4)	49.9
Gain on sale of businesses and other assets	—	(1.3)	(133.6)
Other expense, net	—	—	2.5
Income from discontinued operations before income taxes	—	(3.1)	181.0
Provision for income taxes	—	(0.2)	20.6
Net income from discontinued operations	$—	$(2.9)	$160.4

NOTE 6—NET SALES

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where the sales originated), by segment for the years ended December 31, 2023, 2022, and 2021.

	Engineered	Latex	Plastics
Year Ended	Materials	Binders	Solutions	Polystyrene	Feedstocks	Total
December 31, 2023
United States	$415.7	$262.7	$238.9	$—	$13.7	$931.0
Europe	269.5	445.4	580.0	482.5	152.3	1,929.7
Asia-Pacific	93.2	224.6	109.8	260.7	—	688.3
Rest of World	10.2	6.4	109.8	—	—	126.4
Total	$788.6	$939.1	$1,038.5	$743.2	$166.0	$3,675.4
December 31, 2022
United States	$521.8	$369.7	$328.3	$—	$16.5	$1,236.3
Europe	364.4	598.4	748.2	741.8	232.0	2,684.8
Asia-Pacific	146.3	280.2	137.1	351.3	—	914.9
Rest of World	11.9	8.2	109.4	—	—	129.5
Total	$1,044.4	$1,256.5	$1,323.0	$1,093.1	$248.5	$4,965.5
December 31, 2021
United States	$302.1	$314.1	$298.2	$—	$14.3	$928.7
Europe	294.9	573.6	942.8	688.7	255.8	2,755.8
Asia-Pacific	151.2	286.6	178.6	430.1	2.3	1,048.8
Rest of World	6.8	9.1	78.3	—	—	94.2
Total	$755.0	$1,183.4	$1,497.9	$1,118.8	$272.4	$4,827.5

NOTE 7—RESTRUCTURING ACTIVITIES

Refer to the narrative below for discussion of the Company’s restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the consolidated statements of operations. The following table provides detail of the Company’s restructuring charges for the years ended December 31, 2023, 2022, and 2021:

				Cumulative
	Year Ended December 31,			Life-to-date
	2023	2022	2021	Charges	Segment
Asset Optimization and Corporate Restructuring
Engineered Materials:
Accelerated depreciation	$9.3	$—	$—	$9.3	Engineered Materials
Employee termination benefits	1.2	—	—	1.2	Engineered Materials
Decommissioning and other	2.6	—	—	2.6	Engineered Materials
Feedstocks:
Accelerated depreciation	$19.6	$—	$—	$19.6	Feedstocks
Employee termination benefits	5.4	—	—	5.4	Feedstocks
Contract terminations	2.5			2.5	Feedstocks
Decommissioning and other	5.0	—	—	5.0	Feedstocks
Corporate:
Employee termination benefits	$8.8	$—	$—	$8.8	N/A(1)
Asset Optimization and Corporate Restructuring Subtotal	$54.4	$—	$—	$54.4
Asset Restructuring Plan
Feedstocks:
Accelerated depreciation	$(7.7)	$35.1	$—	$27.4	Feedstocks
Employee termination benefits	(0.2)	3.9	—	3.7	Feedstocks
Contract terminations	7.9	0.4	—	8.3	Feedstocks
Decommissioning and other	0.9	3.3	—	4.2	Feedstocks
Plastics Solutions:
Accelerated depreciation	—	1.4	—	1.4	Plastics Solutions
Employee termination benefits	(0.4)	3.4	—	3.0	Plastics Solutions
Decommissioning and other	1.9	—	—	1.9	Plastics Solutions
Engineered Materials:
Accelerated depreciation	3.1	3.2	—	6.3	Engineered Materials
Employee termination benefits	0.3	2.4	—	2.7	Engineered Materials
Decommissioning and other	(2.3)	3.6	—	1.3	Engineered Materials
Asset Restructuring Plan Subtotal	$3.5	$56.7	$—	$60.2
Corporate Restructuring Program
Accelerated depreciation	$—	$—	$(0.4)	$2.5
Employee termination benefits	—	(1.3)	0.3	17.1
Contract terminations	—	—	—	2.8
Decommissioning and other	—	0.1	—	0.3
Corporate Restructuring Program Subtotal	$—	$(1.2)	$(0.1)	$22.7	N/A(1)
Transformational Restructuring Program
Employee termination benefits	$(2.1)	$0.1	$8.7	$6.7
Transformational Restructuring Program Subtotal	$(2.1)	$0.1	$8.7	$6.7	N/A(1)
Total Restructuring Charges	$55.8	$55.6	$8.6

(1)	As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

Refer to Note 20 for further information regarding the asset retirement obligation. The following tables provide a rollforward of the other liability balances associated with the Company’s restructuring activities as of December 31, 2023 and 2022. Employee termination benefit and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the consolidated balance sheets. The liability balance as of December 31, 2023 primarily represents activity related to the asset restructuring plan and the asset optimization and corporate restructuring plan. The liability balance as of December 31, 2022 primarily represents activity related to the asset restructuring program. No other individual restructuring activity had a material liability balance as of December 31, 2023 or 2022.

	Balance at			Balance at
	December 31, 2022	Expenses	Deductions(1)	December 31, 2023
Employee termination benefits	$13.3	$12.0	$(8.6)	$16.7
Contract terminations	—	10.4	(10.4)	—
Decommissioning and other	—	6.7	(6.7)	—
Total	$13.3	$29.1	$(25.7)	$16.7

	Balance at			Balance at
	December 31, 2021	Expenses	Deductions(1)	December 31, 2022
Employee termination benefits	$10.0	$8.3	$(5.0)	$13.3
Contract terminations	—	0.4	(0.4)	—
Decommissioning and other	—	0.1	(0.1)	—
Total	$10.0	$8.8	$(5.5)	$13.3
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

Asset Optimization and Corporate Restructuring

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

On October 26, 2023, the management team of the Company, with authorization from the Company’s Board of Directors, approved additional actions to discontinue styrene production at the Company’s Terneuzen, the Netherlands plant, decommission the styrene plant assets, as well as related workforce reductions.

During the year ended December 31, 2023, the Company incurred employee termination benefit charges, net of $15.4 million. The majority of these charges are expected to be paid through second quarter of 2025. The Company also incurred accelerated depreciation charges of $28.9 million and decommissioning and other charges of $7.6 million, which included a write-down of inventory, as well as contract termination charges of $2.5 million.

The Company expects to incur contract termination charges of $8.5 million and an incremental $19.1 million of decommissioning and other charges through the end of 2024.

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

The program is expected to be substantially completed by the end of 2025. During the years ended December 31 2023, and 2022, the Company incurred accelerated depreciation charges of $(4.6) million and $39.7 million, employee termination benefit charges of $(0.3) million and $9.7 million, and contract termination charges of $7.9 million and $0.4 million, respectively. The majority of these charges are expected to be paid throughout 2024. The Company also incurred decommissioning and other charges of $0.5 million and $6.9 million during the year ended December 31, 2023 and 2022, respectively, which included a write-down of inventory and a reserve on a value-added tax receivable.

The Company expects to incur an incremental $12.2 million of contract termination charges, $0.8 million of decommissioning and other charges, and a limited amount of incremental employee termination benefit charges, the majority of which is expected to be paid by the end of 2024. Of the total incremental charges, $12.8 million is expected to be incurred in the Feedstocks segment, $0.2 million is expected to be incurred in the Plastics Solutions segment.

Substantive production at the Boehlen facility and the one production line at the Stade facility ceased in 2022, and decommissioning activities began in December 2022. In April 2023, the Company entered into an agreement to sell its land, buildings and equipment in Matamoros, Mexico for a cash consideration of approximately $19.0 million, which was received in May 2023 when the transaction closed. The Company recorded a pre-tax gain on sale of $14.4 million during the year ended December 31, 2023, which was recorded within “Selling, general and administrative expenses” in the consolidated statements of operations.

Transformational Restructuring Program

In May 2021, the Company approved the transformational restructuring program associated with the Company’s recent strategic initiatives. In connection with this restructuring program, during the year ended December 31, 2023, the Company incurred employee termination benefits charges of $(2.1) million. The transformational restructuring program was completed as of December 31, 2023. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

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

NOTE 8—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Year Ended
	December 31,
	2023	2022	2021
Asset impairment charges (Note 19)	$0.5	$6.3	$6.8
European Commission request for information (Note 20)	—	36.2	—
Goodwill impairment charges (Note 15)	349.0	297.1	—
Total	$349.5	$339.6	$6.8

NOTE 9—INCOME TAXES

Income (loss) from continuing operations before income taxes earned within and outside the United States is shown below:

	Year Ended
	December 31,
	2023	2022	2021
United States	$(293.9)	$(161.9)	$55.5
Outside of the United States	(339.0)	(307.7)	295.0
Income before income taxes	$(632.9)	$(469.6)	$350.5

The provision for income taxes is composed of:

	Year Ended			Year Ended			Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$(10.3)	$33.4	$23.1	$20.9	$(56.3)	$(35.4)	$5.9	$4.4	$10.3
U.S. state and other	(4.3)	6.1	1.8	4.3	(10.3)	(6.0)	1.7	0.8	2.5
Non-U.S.	41.6	1.9	43.5	26.5	(26.7)	(0.2)	65.4	(7.3)	58.1
Total	$27.0	$41.4	$68.4	$51.7	$(93.3)	$(41.6)	$73.0	$(2.1)	$70.9

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2023	2022	2021
Taxes at U.S. statutory rate (1)	$(132.9)	$(98.6)	$73.6
State and local income taxes (2)	2.7	(6.8)	2.2
Non U.S. statutory rates, including credits	30.1	13.0	(9.2)
Unremitted earnings	(14.2)	(5.9)	6.3
Change in valuation allowances (3)(4)	143.7	(5.8)	(17.7)
Uncertain tax positions	6.4	(0.9)	(1.0)
Withholding taxes	7.4	5.5	6.9
Non-deductible interest	2.6	1.2	1.0
Non-deductible other expenses	9.6	11.2	2.7
Provision to return adjustments	(8.4)	(1.6)	3.1
Swiss deferred tax asset revaluation (3)	—	19.7	—
Goodwill impairment (5)	26.0	19.7	—
European Commission request for information (6)	—	7.6	—
Other—net	(4.6)	0.1	3.0
Total provision for income taxes	$68.4	$(41.6)	$70.9
Effective tax rate	(11)%	9%	20%
(1)	The U.S. statutory rate of 21% has been used as management believes it is more meaningful to the Company.
(2)	The year ended December 31, 2023 includes an impact of $14.2 million expense related to the establishment of valuation allowance against state deferred tax assets in the United States.
(3)	The year ended December 31, 2022 includes an impact of $19.7 million for the revaluation of the Company’s deferred tax assets in Switzerland. Additionally, a corresponding valuation allowance of $4.4 million was released.
(4)	The year ended December 31, 2023 includes impacts of $84.2 million, $60.8 million and $6.3 million for the establishment of valuation allowances in the United States, Switzerland and Luxembourg, respectively.

(5)	The year ended December 31, 2023 and 2022 includes an impact of $26.0 million and $19.7 million, respectively for the portion of the goodwill impairment which the Company cannot take a benefit for tax purposes.
(6)	The year ended December 31, 2022 includes an impact of $7.6 million related to the settlement payment for the European Commission request for information, for which the Company estimates no tax benefit.

Provision for (benefit from) income taxes increased by $110.0 million from 2022 to 2023 primarily due to the increase in valuation allowance adjustments of $163.7 million, predominantly in the United States and Switzerland. This was partially offset by the $163.2 million decrease in income from continuing operations before income taxes and the revaluation of the Company’s net deferred tax assets in Switzerland which resulted in a one-time deferred tax expense of $19.7 million in 2022.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2023		2022
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$149.3	$—	$121.6	$—
Unremitted earnings	—	15.6	—	29.8
Unconsolidated affiliates	—	8.9	—	15.1
Other accruals and reserves	27.4	—	32.5	—
Property, plant and equipment	—	81.1	—	81.2
Goodwill and other intangible assets (1)	142.7	—	88.7	—
Accrued interest	34.1	—	19.2	—
Employee benefits	31.2	—	20.0	—
	384.7	105.6	282.0	126.1
Valuation Allowance (2)(3)	(278.3)	—	(118.4)	—
Total	$106.4	$105.6	$163.6	$126.1

(1)	Includes the impact of Swiss federal and cantonal tax reform of $2.5 million and $53.0 million, respectively, as of December 31, 2023 and $2.8 million and $41.1 million, respectively, as of December 31, 2022, measured at period-end exchange rates.
(2)	Includes a valuation allowance of $103.2 million and $5.2 million as of December 31, 2023 and 2022, respectively, related to deferred tax assets in our US consolidated group.
(3)	Includes a valuation allowance of $82.3 million and $20.1 million as of December 31, 2023 and 2022, respectively, related to deferred tax assets in our Swiss subsidiaries, measured at period-end exchange rates.

As of December 31, 2023 and 2022, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated.

Operating loss carryforwards amounted to $759.1 million in 2023 and $582.1 million in 2022. As of December 31, 2023, $34.8 million of the operating loss carryforwards were subject to expiration in 2024 through 2028, and $724.3 million of the operating loss carryforwards expire in years beyond 2028 or have an indefinite carryforward period. The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in Luxembourg, the United States, and Switzerland, of $278.3 million as of December 31, 2023 and $118.4 million as of December 31, 2022.

For the year ended December 31, 2023, Management assessed whether there were any changes in facts and circumstances that would result in any changes to the valuation allowance conclusions reached in the prior years. Management believes there is enough negative evidence to determine that it is no longer more likely than not that the net deferred tax assets will be realized in the Company’s Switzerland subsidiary as of December 31, 2023. Among this evidence is the cumulative loss, magnitude of business losses in 2022 and 2023, current adverse economic conditions, restructuring initiatives and higher financial costs. These negative factors combined with no other tax planning strategies identified that could allow the Company to utilize its deferred tax asset, resulted in Management’s decision to establish a full valuation allowance against the net deferred tax asset position in December 2023. Management also believes there is enough negative evidence to determine it is no longer more likely than not that the net deferred tax assets in the Company’s US consolidated group will be realized as of December 31, 2023. Among this evidence is the losses incurred in recent years, projected cumulative loss into 2024, adverse economic conditions, and higher financial costs. These negative factors combined with no other tax planning identified that could allow the Company to utilize its deferred tax asset, resulted in Management’s decision to establish a full valuation allowance against the net deferred tax asset position in December 2023.

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2020	$8.5
Increases related to current year tax positions	0.6
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(0.2)
Settlement of uncertain tax positions	(1.4)
Decreases due to expiration of statues of limitations	—
Balance as of December 31, 2021	$7.5
Increases related to current year tax positions	0.7
Increases related to prior year tax positions	0.1
Decreases related to prior year tax positions	(0.4)
Settlement of uncertain tax positions	(0.3)
Decreases due to expiration of statues of limitations	(1.1)
Balance as of December 31, 2022	$6.5
Increases related to current year tax positions	0.7
Increases related to prior year tax positions (1)	4.7
Decreases related to prior year tax positions	—
Settlement of uncertain tax positions	(0.9)
Decrease due to expiration of statutes of limitations	—
Balance as of December 31, 2023	$11.0

(1)	Includes an increase of $2.9 million in liability as well as an additional $1.3 million reserve against tax loss carryforwards as a result of an ongoing tax examination of our subsidiary in China for the period 2012-2021.

In regard to unrecognized tax benefits, the Company recognized expense related to interest and penalties of $1.5 million, $0.4 million, and $0.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. Interest and penalties related to unrecognized tax benefits were included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2023 and 2022, the Company had $2.9 million and $1.4 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $13.6 million will impact the Company’s effective tax rate.

As of December 31, 2023, there are no unrecognized tax benefits that the Company anticipates could be realized within the next 12 months due to the expiration of the statute of limitations in certain jurisdictions, including the impact relating to accrued interest and penalties.

The European Union (EU) Member States have formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of countries, including the United States, are expected to also implement similar legislation with varying effective dates in the future. Based on the current rules as enacted, the Company does not expect a material increase in tax expense. The Company will continue to monitor and evaluate evolving tax legislation in the jurisdictions in which we operate.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below.

Major Tax Jurisdictions	Earliest Open Year
United States: Federal income tax	2020
Germany	2014
Switzerland	2019
Netherlands	2020
Luxembourg	2017
China	2012
Hong Kong	2006
Indonesia	2018
Italy	2010

NOTE 10—EARNINGS PER SHARE

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

The following table presents basic EPS and diluted EPS for the years ended December 31, 2023, 2022, and 2021.

	Year Ended
	December 31,
(in millions, except per share data)	2023	2022	2021
Earnings:
Net income (loss) from continuing operations	$(701.3)	$(428.0)	$279.6
Net income (loss) from discontinued operations	—	(2.9)	160.4
Net income (loss)	$(701.3)	$(430.9)	$440.0
Shares:
Weighted average ordinary shares outstanding	35.3	35.9	38.7
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—	0.9
Diluted weighted average ordinary shares outstanding	35.3	35.9	39.6
Income (loss) per share:
Income (loss) per share—basic:
Continuing operations	(19.88)	(11.91)	7.22
Discontinued operations	—	(0.08)	4.15
Income (loss) per share—basic	$(19.88)	$(11.99)	$11.37
Income (loss) per share—diluted:
Continuing operations	(19.88)	(11.91)	7.07
Discontinued operations	—	(0.08)	4.05
Income (loss) per share—diluted	$(19.88)	$(11.99)	$11.12
(1)	Refer to Note 23 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss from continuing operations for the year ended December 31, 2023 and 2022, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share were 0.6 million for the year ended December 31, 2021.

NOTE 11—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2023	2022
Trade receivables	$402.6	$507.9
Non-income tax receivables	45.4	50.9
Other receivables	49.5	34.5
Less: allowance for doubtful accounts	(6.7)	(7.3)
Total	$490.8	$586.0

For the years ended December 31, 2023, 2022, and 2021, the Company recognized bad debt expense (benefit) of $(0.9) million, $3.4 million, and $(1.5) million, respectively.

NOTE 12—INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2023	2022
Finished goods	$162.4	$218.4
Raw materials and semi-finished goods	200.9	295.6
Supplies	41.4	39.6
Total	$404.7	$553.6

NOTE 13—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the year ended December 31, 2023, the Company had one joint venture: Americas Styrenics, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP. Investments held in unconsolidated affiliates in which the Company has the ability to exercise significant influence (generally, 20% to 50%-owned companies) are accounted for by the equity method. The results of Americas Styrenics are included within its own reporting segment.

Equity in earnings from unconsolidated affiliates was $62.1 million, $102.2 million, and $92.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company’s unconsolidated affiliates are privately held companies; therefore, quoted market prices for their equity interests are not available. The summarized financial information of the Company’s unconsolidated affiliates is shown below.

	December 31,
	2023	2022
Current assets	$465.7	$426.7
Noncurrent assets	259.2	250.2
Total assets	$724.9	$676.9
Current liabilities	$197.2	$153.8
Noncurrent liabilities	32.1	29.6
Total liabilities	$229.3	$183.4

	Year Ended
	December 31,
	2023	2022	2021
Sales	$1,722.4	$2,059.9	$1,822.3
Gross profit	$189.2	$268.8	$253.8
Operating income	$133.8	$212.4	$205.1
Net income	$131.5	$204.0	$199.0
Depreciation and amortization	$35.9	$36.6	$36.0
Capital expenditures	$(30.3)	$(33.8)	$(19.2)

There were no sales to unconsolidated affiliates for the years ended December 31, 2023, 2022, and 2021. Purchases from unconsolidated affiliates were $70.4 million, $80.4 million, and $73.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023 and 2022, respectively, there were no amounts due from unconsolidated affiliates included in “Accounts receivable, net of allowance” and $12.2 million and $3.9 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

As of December 31, 2023 and 2022, respectively, the Company’s investment in Americas Styrenics was $252.2 million and $255.1 million, which was $4.8 million and $8.4 million greater than the Company’s 50% share of Americas Styrenics’ underlying net assets. These amounts represent the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 1.3 years as of December 31, 2023. The Company received dividends from Americas Styrenics of $65.0 million, $95.0 million, and $85.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 14—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	December 31,
	Lives (Years)	2023	2022
Land	N/A	$80.9	$78.8
Land and waterway improvements	1 - 20	22.1	21.6
Buildings	10 - 50	139.4	138.7
Machinery and equipment	3 - 10	958.4	884.9
Leasehold interests	9 - 40	45.9	36.4
Other property (1)	1 - 20	93.5	103.0
Construction in process	N/A	81.7	96.5
Property, plant and equipment		1,421.9	1,359.9
Less: accumulated depreciation		(778.2)	(668.8)
Property, plant and equipment, net		$643.7	$691.1
(1)	Amount as of December 31, 2023, includes the asset retirement cost corresponding to the asset retirement obligation as described in Note 20.

	Year Ended
	December 31,
	2023	2022	2021
Depreciation expense	$118.9	$136.5	$87.5
Capitalized interest	$3.8	$3.7	$1.7

NOTE 15—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the annual changes in the carrying amount of goodwill, by segment, from December 31, 2021 through December 31, 2023:

	Engineered	Latex	Plastics			Americas
	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics	Total
Balance at December 31, 2021	$667.3	$15.9	$22.4	$4.5	$—	$—	$710.1
Acquisitions/Divestitures (Note 4)	—	—	22.8	—	—	—	22.8
Impairment losses	(297.1)	—	—	—	—	—	(297.1)
Foreign currency impact	(21.3)	(1.1)	(2.7)	(0.3)	—	—	(25.4)
Balance at December 31, 2022	$348.9	$14.8	$42.5	$4.2	$—	$—	$410.4
Impairment losses	(349.0)	—	—	—	—	—	(349.0)
Foreign currency impact	0.1	0.6	1.5	0.2	—	—	2.4
Balance at December 31, 2023	$—	$15.4	$44.0	$4.4	$—	$—	$63.8

Goodwill impairment testing is performed annually as of October 1, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below the carrying value. Refer to Note 2 for further information. In the year ended December 31, 2022, the Company performed its annual impairment test for goodwill and determined that the PMMA business and Aristech Surfaces carrying value of their net assets exceeded fair value, resulting in an impairment of $297.1 million, discussed further below. The estimated fair values of all other reporting units was in excess of the carrying value. The Company concluded there were no goodwill impairments or triggering events for the year ended December 31, 2021.

As noted within Note 4, in the year ended December 31, 2021, the Company completed the PMMA Acquisition and Aristech Surfaces Acquisition, each of which represents a separate reporting unit within the Engineered Materials segment. As a result of the Company’s 2022 fourth quarter impairment testing, an impairment charge was taken primarily due to the continuation of the challenging macroeconomic environment experienced in 2022 into the fourth quarter of 2022, including significantly lower demand for building & construction and wellness applications, which led to lower operating results including slower growth projections, and a prolonged drop in market capitalization, as well as an increase in the WACC. During the year ended December 31, 2022, the Company reduced the carrying value of the PMMA business and Aristech Surfaces reporting units through the recognition of a $226.6 million and $70.5 million non-cash goodwill impairment loss, respectively. These charges are recorded within “Impairment and other charges” on the consolidated statement of operations and are allocated to the Engineered Materials segment.

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

During the second quarter 2023, the Company determined that a triggering event had occurred for the Engineered Materials reporting unit indicating it was more likely than not that the fair value of this goodwill was less than the associated carrying value. This determination resulted from the persistence of the challenging operating conditions, customer destocking and underlying demand weakness that contributed to a revised outlook reflecting a further reduction in near-term forecasted operating results, growth projections, as well as an additional decrease in market capitalization. Therefore, the Company performed a goodwill impairment assessment as of June 1, 2023 and recorded a goodwill impairment charge of $349.0 million, reflected within “Impairment and other charges” on the consolidated statement of operations. The Company did not identify any impairment indicators in any of the other reporting units for the year ended December 31, 2023.

As of December 31, 2023 and 2022, the reported balance of goodwill included accumulated impairment losses of $646.1 million and $297.1 million in the Engineered Materials segment, respectively. There were no accumulated goodwill impairment losses as of December 31, 2021 in any of the Company’s segments.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
	Estimated Useful	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed Technology	7 - 15	$316.5	$(165.8)	$150.7	$306.4	$(138.2)	$168.2
Customer Relationships	7 - 13	481.7	(102.8)	378.9	479.5	(60.6)	418.9
Software	5 - 10	246.6	(136.8)	109.8	241.8	(118.0)	123.8
Software in development	N/A	9.4	—	9.4	8.8	—	8.8
Tradenames	10 - 16	52.0	(9.2)	42.8	51.3	(5.8)	45.5
Other	1 - 5	6.8	(4.5)	2.3	10.5	(3.7)	6.8
Total		$1,113.0	$(419.1)	$693.9	$1,098.3	$(326.3)	$772.0

Amortization expense related to finite-lived intangible assets totaled $90.1 million, $93.6 million, and $71.8 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2024	2025	2026	2027	2028
$96.5	$80.6	$75.0	$73.5	$71.1

NOTE 16—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2023	2022
Trade payables	$376.0	$365.3
Other payables	73.7	72.8
Total	$449.7	$438.1

NOTE 17—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to discussion below for details and definitions of the Company’s debt facilities. The Company was in compliance with all debt related covenants as of December 31, 2023 and 2022.

			December 31, 2023
	Interest Rate as of December 31, 2023	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes	5.125%	April 2029	$447.0	$(11.1)	$435.9
2025 Senior Notes (2)	5.375%	September 2025	115.0	(0.6)	114.4
Senior Credit Facility
2028 Term Loan B	7.963%	May 2028	728.9	(11.8)	717.1
2026 Revolving Facility (3)	Various	May 2026	—	—	—
2028 Refinance Term Loans (2)	13.857%	May 2028	1,046.5	(22.6)	1,023.9
Accounts Receivable Securitization Facility (4)	Various	November 2024	—	—	—
Other indebtedness	Various	Various	7.2	—	7.2
Total debt			$2,344.6	$(46.1)	$2,298.5
Less: current portion(5)					(20.9)
Total long-term debt, net of unamortized deferred financing fees					$2,277.6

			December 31, 2022
	Interest Rate as of December 31, 2022	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes	5.125%	April 2029	$447.0	$(12.9)	$434.1
2025 Senior Notes	5.375%	September 2025	500.0	(3.7)	496.3
Senior Credit Facility
2024 Term Loan B	6.384%	September 2024	663.4	(5.1)	658.3
2028 Term Loan B	6.884%	May 2028	735.9	(14.4)	721.5
2026 Revolving Facility (3)	Various	May 2026	—	—	—
Accounts Receivable Securitization Facility (4)	Various	November 2024	—	—	—
Other indebtedness	Various	Various	7.4	—	7.4
Total debt			$2,353.7	$(36.1)	$2,317.6
Less: current portion (5)					(16.0)
Total long-term debt, net of unamortized deferred financing fees					$2,301.6
(1)	This caption does not include unamortized deferred financing fees of $0.7 million and $1.0 million as of December 31, 2023 and 2022, respectively, related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the consolidated balance sheets.
(2)	The 2024 Term Loan B was repaid in full on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans, discussed below. Additionally, the 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans.
(3)	As of December 31, 2023, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $24.1 million outstanding letters of credit. As of December 31, 2023, the Company had funds available for borrowing of $98.4 million (net of the applicable $14.1 million outstanding letters of credit as defined in the secured credit agreement), which reflects the borrowing limit imposed by the springing covenant. The springing covenant applies when 30% or more of the 2026 Revolving Facility’s capacity is drawn which then requires the Company to meet a first lien net leverage ratio (as defined in the secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of December 31, 2023, the first lien net leverage ratio was 5.43x and the outstanding borrowings did not exceed the 30% threshold. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(4)	As of December 31, 2023, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $113.5 million of funds available for borrowing under this facility, based on the pool of eligible accounts receivable.
(5)	As of December 31, 2023, the current portion of long-term debt was primarily related to $18.3 million of the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans, while the current portion of long-term debt as of December 31, 2022 was primarily related to $14.5 million of the scheduled future principal payments on both the 2024 Term Loan B and 2028 Term Loan B.

Total interest expense, net recognized during the years ended December 31, 2023, 2022, and 2021, was $188.4 million, $112.9 million, and $79.4 million, respectively, of which $11.0 million, $9.3 million, and $7.7 million, respectively, represented amortization of deferred financing fees and debt discounts. Total accrued interest on outstanding debt as of December 31, 2023 and 2022 was $24.2 million and $13.3 million, respectively, excluding the impact of the CCS (see Note 18). Accrued interest is recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheets.

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

Fees incurred in connection with the issuance of the 2028 Refinance Term Loans were $24.3 million. Due to a portion of the 2028 Refinance Term Loans meeting the criteria for modification accounting, $0.9 million of these fees were expensed and included within “(Gain) loss on extinguishment of long-term debt” in the consolidated statement of operations for the year ended December 31, 2023. The remaining $23.4 million of fees were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet. Capitalized fees related to the 2028 Refinance Term Loans are being amortized over the 4.7 year term of the facility using the effective interest method.

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

The 2021 Indenture contains customary covenants, including restrictions on the Issuers’ and certain of its subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the 2021 Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Issuers’ affiliates and consolidation, merger, or transfer of all or substantially all of the Issuers’ assets, will be suspended during any period of time that (1) the 2029 Senior Notes have Investment Grade Status (as defined in the 2021 Indenture) and (2) no default has occurred and is continuing under the 2021 Indenture. In the event that the 2029 Senior Notes are downgraded to below an Investment Grade Status, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of December 31, 2023, the Company was in compliance with all debt covenant requirements under the 2021 Indenture.

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

Fees incurred in connection with the issuance of the 2024 Term Loan B were $12.3 million, of which $11.1 million were capitalized along with the remaining $8.1 million of unamortized deferred financing fees from the Company’s former term loan facility and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees were being amortized over the seven-year term of the 2024 Term Loan B using the effective interest method. On May 22, 2018, the Issuers repriced the interest rate from the initial rate of the London Interbank Offered Rate (“LIBOR”) plus 2.50%, subject to a 0.00% LIBOR floor to an interest rate of LIBOR plus 2.00%, subject to a 0.00% LIBOR floor. The repricing did not affect any of the other terms of the 2024 Term Loan B. Fees incurred in connection with the repricing were $1.1 million, of which $0.5 million were expensed and included within “Other expense (income), net” in the consolidated statements of operations during the year ended December 31, 2018 and the remaining $0.6 million were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets. The capitalized fees associated with the repricing were being amortized along with the remaining unamortized deferred financing fees related to the 2024 Term Loan B over its original seven-year term.

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

The 2024 Term Loan B required scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2024 Term Loan B, with the balance to be paid at maturity. As of December 31, 2022, $7.0 million of the scheduled future payments related to the 2024 Term Loan B were classified as current debt on the Company’s consolidated balance sheet.

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

Loans under the 2022 Revolving Facility, at the Borrowers’ option, may be maintained as (a) SOFR loans, which bear interest at a rate per annum equal to SOFR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement).

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

The 2028 Term Loan B bears an interest rate of SOFR plus 2.50%, subject to a 0.00% SOFR floor, and was issued at a 0.5% original issue discount. Further, the 2028 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2028 Term Loan B, with the balance to be paid at maturity. As of December 31, 2023, $10.8 million of the scheduled future payments related to the 2028 Term Loan B were classified as current debt on the Company’s consolidated balance sheets.

The 2026 Revolving Facility contains a financial covenant that requires compliance with a springing first lien net leverage ratio test. If the outstanding balance under the 2026 Revolving Facility exceeds 30% of the $375.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter end, then the Borrowers’ first lien net leverage ratio may not exceed 3.50 to 1.00. As of December 31, 2023, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility as of December 31, 2023.

Due to the expectation that operating conditions in the beginning of 2024 will be largely similar to 2023, the Company may exceed the first lien net leverage ratio in 2024, which would limit the availability of the 2026 Revolving Facility to 30% of the total capacity. Should this occur, the Company expects it can still fulfill its operating expenditure needs.

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

Accounts Receivable Securitization Facility

The Company has maintained an accounts receivable securitization facility (the “Accounts Receivable Securitization Facility”) since 2010 for the securitization of trade receivables originated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries. The Accounts Receivable Securitization Facility is funded through the sale of commercial paper by a special purpose finance entity, the proceeds of which fund the purchase of trade receivables from the Trinseo subsidiaries. Collection accounts related to the trade receivables are pledged to the special purpose entity, which holds a first priority perfected security interest in such accounts and, as a result, will not be available to the creditors of the Company or its other subsidiaries. The obligations of the Trinseo subsidiaries are also guaranteed by the Company’s subsidiary Trinseo Holding S.à r.l. The Accounts Receivable Securitization Facility limit is $150.0 million and has a final maturity date in November 2024. The Accounts Receivable Securitization Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates, as well as fixed charges of 0.80% on available, but undrawn commitments. There were $0.4 million of fees incurred in connection with amending the facility which were capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet and are being amortized over the five-year term of the facility using the straight-line method.

NOTE 18—FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk and commodity price risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swap agreements, forward contracts, or options. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded in the consolidated balance sheets at fair value. Refer to Note 19 for fair value disclosures related to these instruments.

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

The Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $328.0 million and $519.1 million as of December 31, 2023 and December 31, 2022, respectively. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2023:

Buy / (Sell)	December 31, 2023
Euro	$(216.7)
Swiss Franc	$(26.1)
Chinese Yuan	$(24.3)
South Korean Won	$(21.2)
Swedish Krona	$11.0

Open foreign exchange forward contracts as of December 31, 2023 and December 31, 2022 have maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of December 31, 2023 and December 31, 2022.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of December 31, 2023, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. Certain of these commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of December 31, 2023 had maturities occurring over a period of 12 months and had a notional value of approximately 660 thousand megawatt hours of natural gas purchases. Open commodity cash flow hedges as of December 31, 2022 had maturities occurring over a period of 12 months and had a notional value of approximately 240 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of December 31, 2023 had maturities occurring over a period of 15 months and had a notional value of approximately 473 thousand megawatt hours of natural gas purchases. Open commodity economic hedges as of December 31, 2022 had maturities occurring over a period of 27 months and had a notional value of approximately 879 thousand megawatt hours of natural gas purchases.

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

Under the terms of the swap agreements, with a net notional U.S. dollar equivalent of $200.0 million and an effective date of September 29, 2017, the Company was required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR from the counterparties. These interest rate swap agreements matured in September 2022, and the Company has no remaining open interest rate swap agreements as of December 31, 2023.

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

Effective April 1, 2018, in conjunction with the adoption of new hedge accounting guidance, the Company elected as an accounting policy to re-designate the 2017 CCS as a net investment hedge (and any future similar hedges) under the spot method. As such, changes in the fair value of the 2017 CCS included in the assessment of effectiveness (changes due to spot foreign exchange rates) were recorded as cumulative foreign currency translation within OCI, and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As of December 31, 2023, no gains or losses have been reclassified from AOCI into income related to the sale or substantially complete liquidation of the relevant subsidiaries. As an additional accounting policy election applied to similar hedges, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.

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

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2023
	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(3,533.1)	$(188.4)	$17.2

Effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(32.7)	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$(7.6)
Commodity economic hedges
Amount of loss recognized in income	$(23.9)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2022
	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(4,693.2)	$(112.9)	$6.4

Effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(6.1)	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(1.2)	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$2.4	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$49.0
Commodity economic hedges
Amount of loss recognized in income	$(6.6)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2021
	Cost of sales	Interest expense, net	Acquisition purchase price hedge gain (loss)	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(4,128.6)	$(79.4)	$(22.0)	$(9.0)

Effects of cash flow hedge instruments:
Foreign exchange cash flow hedges
Amount of gain reclassified from AOCI into income	$1.0	$—	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(3.5)	$—	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$7.4	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(22.0)	$63.2

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the years ended December 31, 2023, 2022, and 2021:

	Gain (Loss) Recognized in AOCI on Balance Sheets
	Year Ended
	December 31,
	2023	2022	2021
Designated as Cash Flow Hedges
Foreign exchange cash flow hedges	$—	$—	$2.3
Commodity cash flow hedges	5.6	(15.1)	—
Interest rate swaps	—	2.2	3.6
Total	$5.6	$(12.9)	$5.9
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$—	$15.8	$44.1
Total	$—	$15.8	$44.1

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Year Ended
	December 31,
	2023	2022	2021
Settlements and changes in the fair value of forward contracts (not designated as hedges) (1)	$(7.6)	$49.0	$63.2
Remeasurement of foreign currency-denominated assets and liabilities	16.7	(41.0)	(61.9)
Total	$9.1	$8.0	$1.3
(1)	Amounts do not include the loss of $(22.0) million recorded from the change in fair value of the forward currency hedge arrangement on the euro-denominated purchase price of the PMMA business during the year ended December 31, 2021.

The Company expects to reclassify in the next twelve months an approximate $13.7 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of December 31, 2023, based on current commodity price indices.

The following tables summarize the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the consolidated balance sheets:

	December 31, 2023
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.3	$—	$—	$0.3
Gross derivative asset position	0.3	—	—	0.3
Less: Counterparty netting	(0.3)	—	—	(0.3)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(4.8)	$(7.2)	$(13.7)	$(25.7)
Other noncurrent obligations	—	(0.9)	(0.7)	(1.6)
Gross derivative liability position	(4.8)	(8.1)	(14.4)	(27.3)
Less: Counterparty netting	0.3	—	—	0.3
Net derivative liability position	$(4.5)	$(8.1)	$(14.4)	$(27.0)
Total net derivative position	$(4.5)	$(8.1)	$(14.4)	$(27.0)

	December 31, 2022
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.2	$—	$—	$0.2
Gross derivative asset position	0.2	—	—	0.2
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$0.1	$—	$—	$0.1
Liability Derivatives:
Accounts payable	$(11.1)	$(5.3)	$(11.3)	$(27.7)
Other noncurrent obligations	—	(1.3)	(0.9)	(2.2)
Gross derivative liability position	(11.1)	(6.6)	(12.2)	(29.9)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(11.0)	$(6.6)	$(12.2)	$(29.8)
Total net derivative position	$(10.9)	$(6.6)	$(12.2)	$(29.7)

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

Refer to Notes 19 and 25 for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

NOTE 19—FAIR VALUE MEASUREMENTS

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2023 and 2022:

	December 31, 2023
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(4.5)	$—	$(4.5)
Commodity economic hedges—(Liabilities)	—	(8.1)	—	(8.1)
Commodity cash flow hedges—(Liabilities)	—	(14.4)	—	(14.4)
Total fair value	$—	$(27.0)	$—	$(27.0)

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.1	$—	$0.1
Foreign exchange forward contracts—(Liabilities)	—	(11.0)	—	(11.0)
Commodity economic hedges—(Liabilities)	—	(6.6)	—	(6.6)
Commodity cash flow hedges—(Liabilities)	—	(12.2)	—	(12.2)
Total fair value	$—	$(29.7)	$—	$(29.7)

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

Nonrecurring Fair Value Measurements

In connection with the Company’s strategy to focus efforts and increase investments in certain product offerings serving applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the potential disposition of its styrene monomer assets in Boehlen, Germany. In late 2020, the Company completed its evaluation of the assets and decided to continue operating them, however the assessment of the long-lived asset group for impairment indicated that the carrying value was not recoverable when compared to the expected undiscounted future cash flows generated from the assets. The fair value of the depreciable assets was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. In the fourth quarter of 2022, the Company decided to close this plant in connection with the asset restructuring plan. Refer to Note 7 for further information.

As a result of the fair value measurements performed, the Company recorded impairment losses on the Boehlen styrene monomer assets of $0.5 million, $6.3 million and $5.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. These impairment losses reflect the initial impairment loss taken in March of 2020, as well as subsequent impairment losses related to ongoing capital expenditures at the Boehlen styrene monomer facility that were determined to be impaired. These losses are recorded within “Impairment and other charges” on the consolidated statements of operations and are allocated to the Feedstocks segment. As of December 31, 2023 and 2022, the value of the Boehlen styrene monomer assets recorded within the Company’s consolidated balance sheets was $3.2 million and $3.2 million, respectively.

The Company recorded non-cash goodwill impairment losses of $349.0 million and $297.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, related to the PMMA business and Aristech Surfaces reporting units. Refer to Note 15 for further information. There were no other financial assets and no financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2023 and 2022:

	As of	As of
	December 31, 2023	December 31, 2022
2029 Senior Notes	$180.4	$292.3
2025 Senior Notes	98.5	416.9
2028 Term Loan B	564.9	687.1
2028 Refinance Term Loans	1,087.1	—
2024 Term Loan B	—	645.6
Total fair value	$1,930.9	$2,041.9

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of December 31, 2023 and 2022.

NOTE 20—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination. Those properties include Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of December 31, 2023 and 2022, the Company had $1.3 million (adjusted for foreign currency rates) and $3.5 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts under which it is required to purchase certain minimum volumes at current market prices. These commitments have remaining terms ranging from one to four years. The following table presents the fixed and determinable portion (based on current pricing indexes) of the minimum obligation under the Company’s purchase commitments with remaining contract terms in excess of one year as of December 31, 2023:

Annual Commitment
2024	2025	2026	2027	2028	Thereafter	Total
$531.6	$554.0	$60.2	$33.9	$33.9	$—	$1,213.6

In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the obligations shown in the table above.

During the year ended December 31, 2022, the Company recorded a one-time charge within “Cost of sales” in the consolidated statement of operations of approximately $18.1 million related to estimated raw material purchase contract obligations. As of December 31, 2023, the Company had $14.5 million recorded within “Other noncurrent obligations” in the consolidated balance sheet.

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

In connection with the asset restructuring plan as described within Note 7, the Company concluded the Boehlen, Germany site no longer had an indeterminate life. Accordingly, during the year ended December 31, 2022, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated during the year ended December 31, 2023.

Change in asset retirement obligation
Balance at December 31, 2022	$35.8
Obligations incurred and adjustments to estimated obligations (1)	(7.7)
Settlements	(10.2)
Accretion expense	1.4
Currency translation adjustment	0.9
Balance at December 31, 2023	$20.2
(1)	During the year ended December 31, 2023, the Company was able to realize efficiencies during decommissioning which allowed for a change in the cost estimate of the retirement obligation.

Accretion expense is included within “Selling, general and administrative expenses” in the consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the consolidated balance sheets. As of December 31, 2023 and 2022, the current portion was $10.7 million and $25.3 million, and the long-term portion was $9.5 million and $10.5 million, respectively.

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

On April 20, 2023, a complaint was filed purporting to be on behalf of a class of purchasers of the Company’s securities between May 3, 2021 and March 27, 2023. It named the Company, our chief executive officer and chief financial officer as defendants and sought unspecified damages and other relief for alleged violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, of the Securities Exchange Act of 1934. On October 19, 2023, plaintiffs filed a notice of voluntary dismissal of the complaint, discontinuing all claims against the defendants. This matter is now closed.

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

As of December 2023, the Company established an accrual for the estimated resolution of the class action complaint. The Company expects any damages related to these claims will be reimbursed through its insurance coverage.

(c)	Environmental Proceedings

On March 25, 2023, the Company received a Notice of Federal Interest from the United States Coast Guard (“USCG”), identifying the Company as a “potentially responsible party” (“PRP”) related to the Bristol Spill. The Company also received a Notice of Federal Assumption and an Administrative Order, dated April 20, 2023 from the USCG, identifying the Company as a PRP related to the Bristol Spill. The USCG notices and order do not designate specific fines or penalties against the Company. In October 2023, the Pennsylvania Department of Environmental Protection (PADEP) notified the Company of its intent to impose penalties related to a Notice of Violation dated April 26, 2023 alleging water violations associated with the Spill. Discussions between the Company and PADEP are ongoing. In December 2023, the Company established an accrual for the estimated resolution of this matter, and such loss is not expected to be material to our business.

It is not possible at this time for the Company to estimate its ultimate liability pursuant to these matters or other potential administrative or criminal actions related to the Bristol Spill, whether a material loss to our business is probable or remote, or estimate a potential range of loss, if any.

Synthos Matter

On November 21, 2022, the Company received formal notice from the German Arbitration Institute that Synthos had initiated an arbitration dispute on October 14, 2022 against Trinseo and its following subsidiaries: Trinseo Deutschland GmbH, Trinseo Belgium BV, Trinseo Europe GmbH, and Trinseo Export GmbH, related to Synthos’ purchase of Trinseo’s rubber business in 2021.

As discussed in Note 5, Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its rubber business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the rubber business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claim for monetary damages.

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

NOTE 21 – LEASES

The Company's ROU assets and lease liabilities are classified on its consolidated balance sheets as follows:

	December 31,
	2023	2022	Location on Balance Sheet
Operating lease ROU assets, net	$65.3	$76.1	Right-of-use assets - operating, net
Finance lease ROU assets, net	6.2	7.7	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	16.3	17.1	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	51.7	60.2	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	1.6	1.5	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	4.8	6.2	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

	Year Ended
	December 31,
	2023	2022	2021
Finance lease cost:
Amortization of lease ROU assets	$1.6	$2.4	$2.7
Interest on lease liabilities	0.4	0.1	0.1

Operating lease cost:	19.1	21.3	20.7
Variable lease cost	0.4	0.3	0.1
Total lease cost	$21.5	$24.1	$23.6

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Year Ended
	December 31,
	2023	2022	2021
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$19.5	$22.3	$21.4
Operating cash flows from finance leases	0.4	0.1	0.1
Financing cash flows from finance leases	1.4	2.4	2.7

Non-cash lease liability activity:
ROU assets obtained in exchange for new operating lease liabilities	$5.1	$12.2	$29.0
ROU assets obtained in exchange for new finance lease liabilities	0.2	6.3	0.2

As of December 31, 2023, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	2024	2025	2026	2027	2028	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating leases	$17.2	$12.8	$8.9	$7.8	$6.9	$23.2	$76.8	$(8.8)	$68.0
Finance leases	2.1	1.7	1.7	1.6	—	0.1	7.2	(0.8)	6.4
Total	$19.3	$14.5	$10.6	$9.4	$6.9	$23.3	$84.0	$(9.6)	$74.4

The following table summarizes the weighted average remaining lease terms and the weighted average discount rates as of December 31, 2023, 2022, and 2021:

	As of
	December 31,
	2023	2022	2021
Operating leases:
Weighted average remaining lease term (in years)	7.1	7.6	7.9
Weighted average discount rate	3.9%	3.4%	3.4%

Finance leases:
Weighted average remaining lease term (in years)	3.9	4.9	2.0
Weighted average discount rate	6.4%	6.3%	2.8%

As of December 31, 2023, the Company does not have any additional operating leases that have not yet commenced.

NOTE 22—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

Assumptions

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Defined Benefit			U.S. Defined Benefit
	Pension Plans			Pension Plans (1)

	Pension Plan Obligations
	December 31,
	2023	2022	2021	2023	2022	2021
Discount rate for projected benefit obligation	3.16%	3.51%	1.10%	5.19%	5.53%	2.92%
Rate of increase in future compensation levels	2.97%	3.01%	2.90%	3.00%	3.00%	3.00%

	Non-U.S. Defined Benefit			U.S. Defined Benefit
	Pension Plans			Pension Plans (1)

	Net Periodic Benefit Costs
	December 31,
	2023	2022	2021	2023	2022	2021
Discount rate for projected benefit obligation	3.51%	1.10%	0.74%	5.53%	2.92%	3.09%
Discount rate for service cost	3.24%	1.20%	0.78%	5.55%	3.00%	3.20%
Discount rate for interest cost	3.54%	0.93%	0.57%	5.41%	2.44%	2.37%
Rate of increase in future compensation levels	3.01%	2.90%	2.84%	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	3.20%	0.84%	0.66%	6.50%	5.40%	5.89%
(1)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there were no assumptions used to determine pension plan obligations or net periodic benefit costs as of and for the year ended December 31, 2021.

The weighted average assumptions used to determine other postretirement benefit (“OPEB”) obligations and net periodic benefit costs are provided below:

	OPEB Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Discount rate for accumulated postretirement benefit obligation	6.41%	6.01%	2.90%	6.01%	2.90%	3.11%
Discount rate for service cost	N/A	N/A	N/A	6.01%	2.99%	3.32%
Discount rate for interest cost	N/A	N/A	N/A	5.82%	2.42%	2.34%
Initial health care cost trend rate	6.00%	6.25%	6.00%	6.25%	6.00%	6.25%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2028	2028	2026	2028	2026	2026

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

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Non-U.S. Defined Benefit Pension Plans			U.S. Defined Benefit Pension Plans (2)			Other Postretirement Benefit Plans
	December 31,			December 31,			December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net periodic benefit cost(1)
Service cost	$8.2	$12.2	$16.0	$0.5	$0.9	$0.5	$—	$0.1	$0.1
Interest cost	9.1	3.4	2.5	0.9	0.8	0.5	0.3	0.2	0.1
Expected return on plan assets	(3.0)	(1.1)	(1.0)	(0.6)	(0.9)	(0.7)	—	—	—
Amortization of prior service credit	(0.3)	(0.4)	(0.9)	—	—	—	—	(0.1)	—
Amortization of net (gain) loss	(3.0)	2.5	6.3	—	—	—	(0.8)	(0.1)	(0.1)
Settlement and curtailment (gain) loss	0.3	(3.5)	(1.6)	—	(0.5)	0.1	—	—	—
Net periodic benefit cost	$11.3	$13.1	$21.3	$0.8	$0.3	$0.4	$(0.5)	$0.1	$0.1
Amounts recognized in other comprehensive income (loss)
Net (gain) loss	$12.7	$(82.7)	$(35.5)	$(0.4)	$(2.0)	$0.7	$(0.1)	$(3.7)	$(0.2)
Amortization of prior service credit	0.3	0.4	0.9	—	—	—	—	0.1	—
Amortization of net gain (loss)	3.0	(2.5)	(6.3)	—	—	—	0.8	0.1	0.1
Settlement and curtailment gain (loss)	(0.3)	3.5	1.6	—	0.5	(0.1)	—	—	—
Prior service credit	(0.5)	(0.2)	(2.4)	—	—	—	—	—	—
Total recognized in other comprehensive income (loss)	15.2	(81.5)	(41.7)	(0.4)	(1.5)	0.6	0.7	(3.5)	(0.1)
Net periodic benefit cost	11.3	13.1	21.3	0.8	0.3	0.4	(0.5)	0.1	0.1
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$26.5	$(68.4)	$(20.4)	$0.4	$(1.2)	$1.0	$0.2	$(3.4)	$—
(1)	Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the consolidated statements of operations.
(2)	The Company’s U.S. defined benefit pension plans were acquired in 2021, primarily in conjunction with the PMMA Acquisition, and as such, there was no net periodic benefit costs for the year ended December 31, 2021.

The changes in the pension benefit obligations, the fair value of plan assets, and the funded status of all significant plans for the years ended December 31, 2023 and 2022 were as follows:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans		Benefit Plans
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Change in projected benefit obligations
Benefit obligation at beginning of period	$257.4	$393.8	$15.9	$30.5	$4.0	$7.5
Service cost	8.2	12.2	0.5	0.9	—	0.1
Interest cost	9.1	3.4	0.9	0.8	0.3	0.2
Plan participants’ contributions	1.5	1.5	—	—	—	—
Actuarial changes in assumptions and experience (1)	6.6	(113.8)	0.2	(6.5)	—	(3.7)
Benefits paid from fund	(4.4)	(0.9)	(0.7)	—	—	—
Benefit payments by employer	(3.5)	(4.2)	—	(1.7)	(0.1)	(0.1)
Plan amendments	(0.4)	(0.1)	—	—	—	—
Curtailments	0.4	(0.9)	—	—	—	—
Settlements	(3.4)	(11.1)	—	(8.1)	—	—
Currency impact	10.9	(22.5)	—	—	—	—
Benefit obligation at end of period	$282.4	$257.4	$16.8	$15.9	$4.2	$4.0
Change in plan assets
Fair value of plan assets at beginning of period	$92.5	$139.1	$7.0	$18.0	$—	$—
Actual return on plan assets	(2.7)	(30.9)	1.1	(3.6)	—	—
Settlements	(3.4)	(11.1)	—	(8.1)	—	—
Employer contributions	9.3	6.3	4.9	2.4	0.1	0.1
Plan participants’ contributions	1.5	1.5	—	—	—	—
Benefits paid	(7.9)	(5.0)	(0.4)	(1.7)	(0.1)	(0.1)
Currency impact	4.8	(7.4)	(0.2)	—	—	—
Fair value of plan assets at end of period	94.1	92.5	12.4	7.0	—	—
Funded status at end of period	$(188.3)	$(164.9)	$(4.4)	$(8.9)	$(4.2)	$(4.0)
(1)	The actuarial gain incurred during the years ended December 31, 2023 and 2022 was primarily due to the increase in discount rates during the years.

The net amounts recognized in the consolidated balance sheets as of December 31, 2023 and 2022 were as follows:

	Non-U.S. Defined		U.S. Defined Benefit		Other Postretirement
	Benefit Pension Plans		Pension Plans		Benefit Plans
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Net amounts recognized in the balance sheets as of December 31
Current liabilities	$(6.0)	$(4.9)	$—	$—	$(0.2)	$(0.1)
Noncurrent liabilities	(182.3)	(160.0)	(4.4)	(8.9)	(4.0)	(3.9)
Net amounts recognized in the balance sheet	$(188.3)	$(164.9)	$(4.4)	$(8.9)	$(4.2)	$(4.0)
Accumulated benefit obligation at the end of the period	$267.3	$242.8	$14.9	$14.0	$4.2	$4.0
Pretax amounts recognized in AOCI as of December 31
Net prior service credit	$(1.6)	$(1.6)	$—	$—	$—	$—
Net loss (gain)	(15.3)	(30.6)	(1.3)	(0.9)	(4.4)	(5.1)
Total at end of period	$(16.9)	$(32.2)	$(1.3)	$(0.9)	$(4.4)	$(5.1)

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

						2029
						through
	2024	2025	2026	2027	2028	2033	Total
Non-U.S. defined benefit pension plans	$8.9	$10.2	$10.8	$11.3	$13.0	$71.3	$125.5
U.S. defined benefit pension plans	0.8	0.9	0.9	1.1	1.2	6.5	11.4
Other postretirement benefit plans	0.2	0.3	0.3	0.4	0.4	2.0	3.6
Total	$9.9	$11.4	$12.0	$12.8	$14.6	$79.8	$140.5

The Company estimates it will make cash contributions, including benefit payments for unfunded plans, of $9.6 million in 2024 to the defined benefit pension plans.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2023 and 2022:

	Non-U.S. Defined		U.S. Defined Benefit
	Benefit Pension Plans		Pension Plans
Projected Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2023	2022	2023	2022
Projected benefit obligations	$222.8	$195.9	$16.8	$15.9
Fair value of plan assets	$34.4	$31.1	$12.4	$7.0

	Non-U.S. Defined		U.S. Defined Benefit
	Benefit Pension Plans		Pension Plans
Accumulated Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2023	2022	2023	2022
Accumulated benefit obligations	$203.0	$177.0	$14.9	$14.0
Fair value of plan assets	$29.3	$26.4	$12.4	$7.0

Plan Assets

Plan assets totaled $106.5 million as of December 31, 2023 and $99.5 million as of December 31, 2022, consisting primarily of investments in insurance contracts, as well as equity and debt securities.

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

The following plan assets are measured at fair value on a recurring basis:

	December 31, 2023
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Basis of Fair Value Measurements	Total	(Level 1)	(Level 2)	(Level 3)
U.S. defined benefit pension plans:
Cash	$0.5	$0.5	$—	$—
Investments measured at net asset value(1):
Equities	7.1	—	—	—
Debt	4.8	—	—	—
Total U.S. defined benefit pension plan assets	$12.4	$0.5	$—	$—

Non-US defined benefit pension plans:
Insurance contracts	$94.1	$—	$—	$94.1
Total non-U.S. defined benefit pension plan assets	$94.1	$—	$—	$94.1

	December 31, 2022
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Basis of Fair Value Measurements	Total	(Level 1)	(Level 2)	(Level 3)
U.S. defined benefit pension plans:
Cash	$—	$0.5	$—	$—
Investments measured at net asset value(1):
Equities	4.3	—	—	—
Debt	2.7	—	—	—
Total U.S. defined benefit pension plan assets	$7.0	$0.5	$—	$—

Non-US pension plans:
Insurance Contracts	$92.5	$—	$—	$92.5
Total non-U.S. defined benefit pension plan assets	$92.5	$—	$—	$92.5
(1)	The Company elected to presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3):

	Insurance Contracts
Fair Value Measurements of Plan Assets Using	Year ended December 31,
Significant Unobservable Inputs (Level 3)	2023	2022
Balance at beginning of period	$92.5	$139.1
Actual return on assets	(2.7)	(30.9)
Settlements	(3.4)	(11.1)
Employer contributions	9.3	6.3
Plan participant contributions	1.5	1.5
Benefits paid	(7.9)	(5.0)
Acquisitions	-	—
Transfers out of Level 3, net	-	—
Currency impact	4.8	(7.4)
Balance at end of period	$94.1	$92.5

The asset allocation for the Company’s pension plans as of December 31, 2023 and 2022, and the target allocation for 2024, by asset category are as follows:

	Target
	Allocation	Allocation at December 31,
Asset category	2024	2023	2022
U.S. defined benefit pension plans:
Equities	60.0%	57.3%	62.0%
Debt	40.0%	38.7%	38.0%
Other	—%	4.0%	—%
Total U.S. defined benefit pension plans	100.0%	100.0%	100.0%
Non-U.S. defined benefit pension plans:
Insurance contracts	100.0%	100.0%	100.0%
Total non-U.S. defined benefit pension plans	100.0%	100.0%	100.0%

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

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including Hong Kong, Korea, The Netherlands, Indonesia, Taiwan, and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. During the years ended December 31, 2023, 2022, and 2021, the Company contributed $15.6 million, $15.0 million, and $11.1 million, respectively, to the defined contribution plans.

Multiemployer Plans

In January 2022, the Company closed the multiemployer plan in The Netherlands for a closed population of employees, and the employees were provided with a defined contribution plan. The Company’s contributions to the plan were generally determined as a percentage of the participants’ salaries. During the year ended December 31, 2022, the Company made contributions of $0.6 million to the plan. During the year ended December 31, 2021 the Company recorded expense of $3.9 million related to the plan, and made contributions of $0.6 million, and $3.9 million during the years ended December 31, 2022 and 2021, respectively, to the plan.

NOTE 23—SHARE-BASED COMPENSATION

Summary of Share-based Compensation Expense

Share-based compensation expense, which is recorded within “Selling, general and administrative expenses” in the consolidated statements of operations, was as follows for the years ended December 31, 2023, 2022, and 2021. Share amounts in the tables below are in whole numbers, unless otherwise indicated.

				As of
				December 31, 2023
	Year Ended December 31,			Unrecognized	Weighted
	2023	2022	2021	Compensation Cost	Average Years
2014 Omnibus Plan Awards
RSUs	$11.7	$10.9	$8.0	$7.0	1.5
Option Awards	4.9	5.0	4.7	1.3	1.3
PSUs	2.9	2.7	2.5	4.1	1.8
Total share-based compensation expense	$19.5	$18.6	$15.2

2014 Omnibus Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014 and amended on June 19, 2019, June 9, 2020, October 8, 2021, June 14, 2022, and June 14, 2023 under which 7.6 million ordinary shares is the maximum number that may be delivered upon satisfaction of awards granted. Following the IPO, all equity-based awards granted by the Company have been granted under the 2014 Omnibus Plan, which provides for awards of share options, share appreciation rights, restricted shares, unrestricted shares, share units, performance awards, cash awards and other awards convertible into or otherwise based on ordinary shares of the Company. Since the IPO, the board of directors of the Company has approved equity award grants for certain directors, executives, and employees, including RSUs, option awards, and PSUs. When these awards vest or exercise, shares are issued from shares authorized unless use of treasury shares is authorized by shareholders.

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

The following table summarizes the activity for RSUs during the year ended December 31, 2023:

		Weighted Average
		Grant Date
Restricted Share Units	Shares	Fair Value per Share
Unvested, December 31, 2022	573,862	$42.43
Granted	525,370	21.23
Vested	(281,293)	28.12
Forfeited	(37,518)	43.45
Unvested, December 31, 2023	780,421	$33.27

The following table summarizes the weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2023, 2022, and 2021 as well as the total fair value of awards vested during those periods:

	Restricted Share Units
	Weighted Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2023	$21.23	$7.9
Year Ended December 31, 2022	$49.75	$8.5
Year Ended December 31, 2021	$58.26	$5.7

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

Compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The following table summarizes the activity for option awards during the year ended December 31, 2023:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
Option Awards	Shares	per share	Term (years)	Value
Outstanding as of December 31, 2022	1,329,683	$51.99
Granted	438,727	24.08
Exercised	(1,093)	24.30
Forfeited	(22,596)	39.59
Expired	(85,079)	49.51
Outstanding as of December 31, 2023	1,659,642	$44.92	5.6	$—
Exercisable as of December 31, 2023	1,026,151	$50.77	4.3	$—
Expected to vest as of December 31, 2023	633,491	$35.46	7.7	$—

During the years ended December 31, 2023, 2022, and 2021, the total intrinsic value of option awards exercised was $0.0 million, $3.1 million, and $13.6 million, respectively. The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of said awards and the expected volatility of the price of the Company’s ordinary shares.

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

The following are the weighted average assumptions used within the Black-Scholes pricing model for grants during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.50	5.50	5.50
Expected volatility	54.01%	48.72%	48.69%
Risk-free interest rate	4.06%	1.97%	0.79%
Dividend yield	2.00%	2.00%	1.81%

Utilizing the above assumptions, the weighted average grant date fair value per option award granted in the years ended December 31, 2023, 2022, and 2021 was $10.86, $22.51, and $22.55, respectively.

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

The following table summarizes the activity for PSU awards during the year ended December 31, 2023, at target:

		Weighted Average
		Grant Date
Performance Share Units	Shares	Fair Value per Share
Unvested, December 31, 2022	183,340	$45.12
Granted	219,238	20.23
Vested	(51,219)	24.54
Cancelled (1)	(22,583)	24.54
Forfeited	(33,709)	34.34
Unvested, December 31, 2023	295,067	$33.01
(1)	During the year ended December 31, 2023, PSU award recipients earned 69% of the target PSU awards granted in 2020 based upon the Company’s total shareholder return relative to a pre-defined set of industry peer companies. As a result, the remaining 31% of the associated PSU awards were cancelled.

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

The following are the weighted average assumptions used within the Monte Carlo valuation model for grants during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	3.00	3.00	3.00
Expected volatility	62.60%	57.30%	58.00%
Risk-free interest rate	4.41%	1.73%	0.20%
Share price	$24.08	$58.64	$61.06

Utilizing the above assumptions, the total grant date fair value for PSU awards granted in the years ended December 31, 2023, 2022, and 2021 was $4.4 million, $3.6 million and $3.0 million, respectively.

NOTE 24—SEGMENTS AND GEOGRAPHIC INFORMATION

The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition and the Aristech Surfaces Acquisition in 2021, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene latex (“SB latex”) and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. On January 1, 2023, the Base Plastics segment was renamed to Plastics Solutions to better reflect the Company’s strategic focus on providing solutions in areas such as sustainability and material substitution. The Plastics Solutions segment contains the results of the acrylonitrile-butadiene-styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). The Feedstocks segment includes the Company’s production and procurement of styrene monomer outside of North America, which is used as a key raw material in many of the Company’s products, including polystyrene, SB latex, and ABS resins. Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene primarily in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the years ended December 31, 2023, 2022, and 2021. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 6 for the Company’s net sales to external customers by segment for the years ended December 31, 2023, 2022, and 2021.

	Engineered	Latex	Plastics			Americas	Corporate
Year Ended (1)	Materials	Binders	Solutions	Polystyrene	Feedstocks	Styrenics	Unallocated	Total
December 31, 2023
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$62.1	$—	$62.1
Adjusted EBITDA(1)	4.9	93.3	89.4	33.3	(40.9)	62.1
Investment in unconsolidated affiliates	—	—	—	—	—	252.2	—	252.2
Depreciation and amortization	118.2	27.9	23.1	10.4	23.5	—	18.1	221.2
Capital expenditures	28.1	19.8	8.4	5.2	1.8	—	8.4	71.7
December 31, 2022
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$102.2	$—	$102.2
Adjusted EBITDA(1)	71.6	110.8	91.0	99.3	(75.2)	102.2
Investment in unconsolidated affiliates	—	—	—	—	—	255.1	—	255.1
Depreciation and amortization	110.7	25.3	24.0	10.1	45.0	—	21.8	236.9
Capital expenditures	32.9	28.3	9.0	10.0	4.9	—	63.1	148.2
December 31, 2021
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$—	$92.7	$—	$92.7
Adjusted EBITDA(1)	94.8	106.5	314.2	183.1	33.7	92.7
Investment in unconsolidated affiliates	—	—	—	—	—	247.8	—	247.8
Depreciation and amortization	71.9	25.1	23.4	10.0	11.5	—	25.6	167.5
Capital expenditures	28.7	29.3	11.9	9.6	13.4	—	24.8	117.7
(1)	The Company’s primary measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations. Other companies in the industry may define segment Adjusted EBITDA differently than the Company, and as a result, it may be difficult to use segment Adjusted EBITDA, or similarly-named financial measures, that other companies may use to compare the performance of those companies to the Company’s segment performance.

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Year Ended December 31,
	2023	2022	2021
Income (loss) from continuing operations before income taxes	$(632.9)	$(469.6)	$350.5
Interest expense, net	188.4	112.9	79.4
Depreciation and amortization(2)	221.2	236.9	167.5
Corporate Unallocated(3)	87.8	88.0	95.6
Adjusted EBITDA Addbacks(4)	377.6	431.5	132.0
Segment Adjusted EBITDA	$242.1	$399.7	$825.0
(2)	Includes a $12.9 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation as the company was able to realize efficiencies during decommissioning.
(3)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(4)	Adjusted EBITDA addbacks for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,

	2023	2022	2021
Net gain on disposition of businesses and assets (a)	$(25.6)	$(1.8)	$(0.6)
Restructuring and other charges (Note 7)	31.4	15.9	9.0
Acquisition transaction and integration net costs (Note 4)	(1.4)	6.6	75.3
Acquisition purchase price hedge loss (Note 18)	—	—	22.0
Asset impairment charges or write-offs (Note 19) (b)	2.7	6.3	6.8
European Commission request for information (Note 20)	—	36.2	—
Goodwill impairment charges (Note 15)	349.0	297.1	—
Other items (c)	21.5	71.2	19.5
Total Adjusted EBITDA Addbacks	$377.6	$431.5	$132.0
(a)	In September 2023, the Company entered into an agreement to sell certain European emission certifications the Company no longer intends to utilize for a cash consideration of approximately $15.7 million. The Company recorded a pre-tax gain on sale of $9.3 million during the year ended December 31, 2023, which was recorded within “Other expense (income), net” in the condensed consolidated statements of operations. In April 2023, the Company entered into an agreement to sell its land, buildings and equipment in Matamoros, Mexico for a cash consideration of approximately $19.0 million, which was received in May 2023 when the transaction closed. The Company recorded a pre-tax gain on sale of $14.4 million during the year ended December 31, 2023, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.
(b)	Asset impairment charges or write-offs for the year ended December 31, 2023 primarily relate to write-offs and other charges, as well as the impairment of the Company’s styrene monomer assets in Boehlen. Asset impairment charges or write-offs for the years ended December 31, 2022 and 2021 primarily relate to the impairment of the company’s styrene monomer assets in Boehlen.
(c)	Other items for the years ended December 31, 2023 and 2022 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including our ERP upgrade project. Other items for the year ended December 31, 2021 primarily relate to advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, which was substantially completed in 2021, as well as fees incurred in conjunction with certain of the Company’s strategic initiatives.

Geographic Information

As of December 31, 2023, the Company operates 34 manufacturing plants and one recycling facility at 30 sites in 14 countries, inclusive of its joint venture. It also operates 11 R&D facilities globally, including technology and innovation development centers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location. The Company is incorporated under the existing laws of Ireland, as discussed in Note 1, which therefore represents its country of domicile. The Company has no sales generated from this country. The Company had $2.9 million and $3.1 million of existing long-lived assets generated from this country as of December 31, 2023 and December 31, 2022, respectively.

	As of and for the Year Ended
	December 31,
	2023	2022	2021
United States
Sales to external customers	$931.0	$1,236.3	$928.7
Long-lived assets	183.0	190.0	184.9
Right-of-use assets - operating, net	14.8	20.1	19.5
Europe
Sales to external customers	$1,929.7	$2,684.8	$2,755.8
Long-lived assets	362.2	388.0	410.3
Right-of-use assets - operating, net	47.4	52.3	61.9
Asia-Pacific
Sales to external customers	$688.3	$914.9	$1,048.8
Long-lived assets	98.5	107.6	114.5
Right-of-use assets - operating, net	3.1	3.7	3.9
Rest of World
Sales to external customers	$126.4	$129.5	$94.2
Long-lived assets	—	5.5	9.3
Right-of-use assets - operating, net	—	—	—
Total
Sales to external customers(1)	$3,675.4	$4,965.5	$4,827.5
Long-lived assets(2)	643.7	691.1	719.0
Right-of-use assets - operating, net(3)	65.3	76.1	85.3
(1)	Sales to external customers in Germany represented approximately 10% of the total for each of the years ended December 31, 2023 and 2022 and approximately 12% of the total for the year ended December 31, 2021. Sales to external customers in Hong Kong represented approximately 8%, 9%, and 11% of the total for the years ended December 31, 2023, 2022, and 2021, respectively. Sales to external customers in the Netherlands represented approximately 8% of the total for each of the years ended December 31, 2023, 2022, and 2021.
(2)	Long-lived assets in Germany represented approximately 13%, 12%, and 12% of the total as of December 31, 2023, 2022, and 2021, respectively. Long-lived assets in The Netherlands represented approximately 10%, 13%, and 14% of the total as of December 31, 2023, 2022, and 2021, respectively. Long-lived assets in Italy represented approximately 23%, 21%, and 22% of the total as of December 31, 2023, 2022, and 2021, respectively. Long-lived assets consist of property, plant and equipment, net, and finance lease ROU assets, net.
(3)	Operating lease ROU assets in The Netherlands represented approximately 48%, 46% and 48% of the total as of December 31, 2023, 2022, and 2021, respectively. Operating lease ROU assets in Ireland represented approximately 10% of the total as of December 31, 2023, 2022 and 2021.

NOTE 25—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Year Ended December 31, 2023, 2022 and 2021	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2020	$(109.0)	$(71.9)	$(5.2)	$(186.1)
Other comprehensive income (loss)	(5.3)	28.4	3.4	26.5
Amounts reclassified from AOCI to net income(1)	—	9.9	2.5	12.4
Balance as of December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(36.9)	65.0	(14.9)	13.2
Amounts reclassified from AOCI to net income(1)	—	(2.4)	5.1	2.7
Balance as of December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive income (loss)	9.3	(8.9)	(25.1)	(24.7)
Amounts reclassified from AOCI to net income(1)	—	(3.0)	29.4	26.4
Balance as of December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
(1)	The following is a summary of amounts reclassified from AOCI to net income for the years ended December 31, 2023, 2022, and 2021.

	Amount Reclassified from AOCI
	Year Ended December 31,			Statement of Operations
AOCI Components	2023	2022	2021	Classification
Cash flow hedging items
Foreign exchange cash flow hedges	$—	$—	$(1.0)	Cost of sales
Commodity cash flow hedges	32.7	6.1	—	Cost of sales
Interest rate swaps	—	1.2	3.5	Interest expense, net
Total before tax	32.7	7.3	2.5
Tax effect	(3.3)	(2.2)	—	Provision for (benefit from) income taxes
Total, net of tax	$29.4	$5.1	$2.5

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.3)	$(0.5)	$(0.9)	(a)
Net actuarial loss	(3.8)	2.3	7.1	(a)
Curtailment and settlement (gain) loss	0.3	(4.0)	8.4	(a)
Total before tax	(3.8)	(2.2)	14.6
Tax effect	0.8	(0.2)	(4.7)	Provision for (benefit from) income taxes
Total, net of tax	$(3.0)	$(2.4)	$9.9
(a)	These AOCI components are included in the computation of net periodic benefit costs. Refer to Note 22 for further information.

...

TRINSEO PLC

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at	Charged to	Deduction		Currency	Balance at
	Beginning of	Cost and	from		Translation	End of
	the Period	Expense	Reserves		Adjustments	the Period
Allowance for doubtful accounts:
Year ended December 31, 2023	$7.3	$(0.9)	$—	(a)	$0.3	$6.7
Year ended December 31, 2022	4.1	3.4	(0.1)	(a)	(0.1)	7.3
Year ended December 31, 2021	5.8	(1.5)	(0.2)	(a)	—	4.1

Tax valuation allowances:
Year ended December 31, 2023	$118.4	$159.6	$—		$0.3	$278.3
Year ended December 31, 2022	127.7	(7.4)	—		(1.9)	118.4
Year ended December 31, 2021	220.5	(89.7)	—		(3.1)	127.7
(a)	Amounts written off, net of recoveries.