Form 10-Q
period 2024-03-31
Trinseo PLC
filed 2024-05-09
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☐	Emerging growth company	☐

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

As of May 3, 2024, there were 35,294,231 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2024

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo PLC” refers to Trinseo PLC (NYSE: TSE), a public limited company existing under the laws of Ireland, and not its subsidiaries. The terms “Trinseo”, the “Company,” “we,” “us” and “our” refer to Trinseo PLC and its consolidated subsidiaries, taken as a consolidated entity. All financial data provided in this Quarterly Report is the financial data of Trinseo PLC, unless otherwise indicated. Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”). The Company may distribute cash to shareholders under Irish law via dividends or distributions made from distributable profits.

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024.

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, our ability to successfully implement proposed restructuring initiatives, including the closure of certain plants and product lines, and to successfully generate cost savings and increase profitability; our ability to successfully execute our business and transformation strategy; increased costs or disruption in the supply of raw materials; increased energy costs; compliance with laws and regulations impacting our business; conditions in the global economy and capital markets; our ability to achieve our forecast cash flows and maintain covenants under our existing indebtedness; our ability to successfully investigate and remediate chemical releases on or from our sites, make related capital expenditures, reimburse third-party cleanup costs or settle potential regulatory penalties or other claims; and those discussed in our Annual Report filed with the SEC on February 23, 2024 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$166.4	$259.1
Accounts receivable, net of allowance for doubtful accounts (March 31, 2024: $6.6; December 31, 2023: $6.7)	556.5	490.8
Inventories	431.2	404.7
Other current assets	42.6	39.5
Total current assets	1,196.7	1,194.1
Investments in unconsolidated affiliate	258.4	252.2
Property, plant and equipment, net of accumulated depreciation (March 31, 2024: $775.9; December 31, 2023: $778.2)	624.2	643.7
Other assets
Goodwill	62.3	63.8
Other intangible assets, net	668.3	693.9
Right-of-use assets - operating, net	60.7	65.3
Deferred income tax assets	46.6	44.3
Deferred charges and other assets	72.2	71.9
Total other assets	910.1	939.2
Total assets	$2,989.4	$3,029.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$21.1	$20.9
Accounts payable	478.9	449.7
Current lease liabilities - operating	15.5	16.3
Income taxes payable	13.8	10.9
Accrued expenses and other current liabilities	202.7	174.8
Total current liabilities	732.0	672.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,276.7	2,277.6
Noncurrent lease liabilities - operating	47.5	51.7
Deferred income tax liabilities	41.2	43.5
Other noncurrent obligations	240.0	251.8
Total noncurrent liabilities	2,605.4	2,624.6
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (March 31, 2024: 39.4 shares issued and 35.3 shares outstanding; December 31, 2023: 39.4 shares issued and 35.2 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (March 31, 2024: 0.025 shares issued and outstanding; December 31, 2023: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	507.8	504.2
Treasury shares, at cost (March 31, 2024: 4.1 shares; December 31, 2023: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(518.8)	(443.0)
Accumulated other comprehensive loss	(137.4)	(129.6)
Total shareholders’ equity	(348.0)	(268.0)
Total liabilities and shareholders’ equity	$2,989.4	$3,029.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$904.0	$996.3
Cost of sales	843.4	959.1
Gross profit	60.6	37.2
Selling, general and administrative expenses	70.1	84.7
Equity in earnings of unconsolidated affiliate	6.2	17.6
Impairment and other charges	—	0.3
Operating loss	(3.3)	(30.2)
Interest expense, net	63.0	38.3
Other expense (income), net	3.8	(2.9)
Loss before income taxes	(70.1)	(65.6)
Provision for (benefit from) income taxes	5.4	(16.7)
Net loss	$(75.5)	$(48.9)
Weighted average shares‒basic	35.3	35.0
Net loss per share‒basic	$(2.14)	$(1.40)
Weighted average shares‒diluted	35.3	35.0
Net loss per share‒diluted:	$(2.14)	$(1.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(75.5)	$(48.9)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0 and $0.0)	(11.8)	10.5
Net gain (loss) on cash flow hedges (net of tax of $(1.7) and $(2.5))	4.4	(7.4)
Pension and other postretirement benefit plans:
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	0.3
Total other comprehensive income (loss), net of tax	(7.8)	3.4
Comprehensive loss	$(83.3)	$(45.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income Loss	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)
Net loss	—	—	—	—	—	—	—	—	(75.5)	(75.5)
Other comprehensive loss	—	—	—	—	—	—	—	(7.8)	—	(7.8)
Share-based compensation activity	0.1	—	—	—	—	3.6	—	—	—	3.6
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 31, 2024	35.3	4.1	—	$0.4	$—	$507.8	$(200.0)	$(137.4)	$(518.8)	$(348.0)
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(48.9)	(48.9)
Other comprehensive income	—	—	—	—	—	—	—	3.4	—	3.4
Share-based compensation activity	0.1	—	—	—	—	6.6	—	—	—	6.6
Dividends on ordinary shares ($0.14 per share)	—	—	—	—	—	—	—	—	(5.2)	(5.2)
Balance at March 31, 2023	35.2	4.1	—	$0.4	$—	$493.3	$(200.0)	$(127.9)	$210.4	$376.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(75.5)	$(48.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	45.0	56.0
Amortization of deferred financing fees and issuance discount	3.7	2.3
Deferred income tax benefit	(3.8)	(16.6)
Share-based compensation expense	5.9	8.2
Earnings of unconsolidated affiliate, net of dividends	(6.2)	2.4
Unrealized net (gain) loss on foreign exchange forward contracts	(5.0)	1.5
Unrealized net loss on commodity economic swap contracts	2.4	5.8
Gain on sale of other assets	(3.6)	—
Impairment charges or write-offs	—	0.3
Changes in assets and liabilities
Accounts receivable	(72.6)	(29.2)
Inventories	(31.2)	55.1
Accounts payable and other current liabilities	80.3	26.5
Income taxes payable	2.9	(7.0)
Other assets, net	6.3	3.8
Other liabilities, net	(14.8)	(14.8)
Cash provided by (used in) operating activities	(66.2)	45.4
Cash flows from investing activities
Capital expenditures	(15.7)	(21.8)
Proceeds from the sale of other assets	4.7	—
Cash used in investing activities	(11.0)	(21.8)
Cash flows from financing activities
Deferred financing fees	0.4	—
Short-term borrowings, net	(3.7)	(2.7)
Dividends paid	(0.6)	(11.8)
Proceeds from exercise of option awards	—	0.1
Withholding taxes paid on restricted share units	—	(1.3)
Acquisition-related contingent consideration payment	(0.7)	(1.2)
Repurchases and repayments of long-term debt	(4.6)	(3.6)
Proceeds from Accounts Receivable Securitization Facility	30.0	—
Repayments of Accounts Receivable Securitization Facility	(30.0)	—
Cash used in financing activities	(9.2)	(20.5)
Effect of exchange rates on cash	(3.2)	2.3
Net change in cash, cash equivalents, and restricted cash	(89.6)	5.4
Cash, cash equivalents, and restricted cash—beginning of period	261.1	211.7
Cash, cash equivalents, and restricted cash—end of period	$171.5	$217.1
Less: Restricted cash	5.1	—
Cash and cash equivalents—end of period	$166.4	$217.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2024 and 2023 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2023 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended March 31, 2024. However, actual results could differ from these estimates and assumptions.

The December 31, 2023 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2023 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Effective January 1, 2024, the Company’s Feedstocks segment, which included the Company’s production and procurement of styrene monomer outside of North America, was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. As a result, the Company realigned its reporting segments to reflect the new model under which the business is managed with five segments, all of which remain unchanged from the Company’s prior six segment segmentation: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, and Americas Styrenics. Therefore, certain prior year information has been adjusted to show the historical results of the Feedstocks segment within the segments that consumed styrene monomer in their end products, Latex Binders, Plastics Solutions and Polystyrene. Refer to Notes 3, 4 and 16 for further information. Throughout this Quarterly Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of March 31, 2024, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2024 and 2023. Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. Refer to Note 16 for further information.

	Engineered	Latex	Plastics
Three Months Ended	Materials	Binders	Solutions	Polystyrene	Total
March 31, 2024
United States	$94.7	$65.3	$66.4	$—	$226.4
Europe	75.3	109.3	142.8	135.1	462.5
Asia-Pacific	16.8	65.7	29.1	72.5	184.1
Rest of World	2.4	1.2	27.4	—	31.0
Total	$189.2	$241.5	$265.7	$207.6	$904.0
March 31, 2023
United States	$110.9	$67.6	$72.3	$—	$250.8
Europe	73.5	129.0	172.1	170.2	544.8
Asia-Pacific	18.9	50.7	27.8	70.6	168.0
Rest of World	2.9	1.7	28.1	—	32.7
Total	$206.2	$249.0	$300.3	$240.8	$996.3

NOTE 4—RESTRUCTURING ACTIVITIES

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three months ended March 31, 2024 and 2023:

	Three Months Ended		Cumulative
	March 31,		Life-to-date
	2024	2023	Charges	Segment
Asset Optimization and Corporate Restructuring(1)
Engineered Materials:
Accelerated depreciation	$—	$—	$9.3	Engineered Materials
Employee termination benefits	—	—	1.2	Engineered Materials
Decommissioning and other	1.1	—	3.7	Engineered Materials
Plastics Solutions(5):
Accelerated depreciation	$—	$—	$19.6	Plastics Solutions
Employee termination benefits	(0.7)	—	4.7	Plastics Solutions
Contract terminations	3.8	—	6.3	Plastics Solutions
Decommissioning and other	1.8	—	6.8	Plastics Solutions
Corporate:
Employee termination benefits	$1.2	$—	$10.0	N/A(2)
Asset Optimization and Corporate Restructuring Subtotal	$7.2	$—	$61.6
Asset Restructuring Plan(3)
Plastics Solutions(5):
Accelerated depreciation	$—	$0.9	$27.4	Plastics Solutions(6)
Employee termination benefits	—	(0.2)	3.7	Plastics Solutions(6)
Contract terminations	1.7	2.5	10.0	Plastics Solutions(6)
Decommissioning and other	0.3	0.5	4.5	Plastics Solutions(6)
Plastics Solutions:
Accelerated depreciation	$—	$—	$1.4	Plastics Solutions
Employee termination benefits	(0.6)	(0.4)	2.4	Plastics Solutions
Decommissioning and other	—	0.7	1.9	Plastics Solutions
Engineered Materials:
Accelerated depreciation	$—	$3.1	$6.3	Engineered Materials
Employee termination benefits	—	—	2.7	Engineered Materials
Decommissioning and other	—	0.6	1.3	Engineered Materials
Asset Restructuring Plan Subtotal	$1.4	$7.7	$61.6
Transformational Restructuring Program(4)
Employee termination benefits	$—	$—	$6.7
Transformational Restructuring Program Subtotal	$—	$—	$6.7	N/A(2)
Total Restructuring Charges	$8.6	$7.7
(1)	On August 23, 2023, the Company announced a restructuring plan to optimize its polymethyl methacrylates (“PMMA”) sheet network, primarily in Europe, consolidate manufacturing operations and certain other workforce reductions to streamline its general & administrative network. The Asset Optimization and Corporate Restructuring plan includes closure of certain plants and product lines, including (i) closure of manufacturing operations at the Company’s PMMA cast sheets plant in Bronderslev, Denmark, (ii) closure of manufacturing operations at the Company’s batch polyester tray casting plant in Belen, New Mexico, and (iii) closure of its PMMA extruded sheet production line at its Rho, Italy plant.

On October 26, 2023, the management team of the Company, with authorization from the Company’s Board of Directors, approved additional actions to discontinue styrene production at the Company’s Terneuzen, the Netherlands plant, decommission the styrene plant assets, as well as related workforce reductions.

During the three months ended March 31, 2024, the Company incurred employee termination benefit charges, net of $0.5 million. The majority of these charges are expected to be paid through second quarter of 2025. The Company also incurred decommissioning and other charges of $2.9 million, as well as contract termination charges of $3.8 million.

The Company expects to incur contract termination charges of $4.8 million and an incremental $16.2 million of decommissioning and other charges through the end of 2025.

In March 2024, the Company entered into two separate agreements to sell its land, buildings and equipment in Bronderslev, Denmark and Belen, New Mexico for gross cash consideration of approximately $4.7 million. As of March 31, 2024, the cash proceeds of $2.9 million were received into the Company’s restricted cash account to be released upon completion of final regulatory documentation. The Company recorded pre-tax gain on sales of $3.6 million during the three ended March 31, 2024, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

(2)	Reflects certain employee termination benefit charges associated with streamlining internal general & administrative network. As these employee termination benefit charges were identified as a corporate-related activity, the charges related to this portion of the Asset Optimization and Corporate Restructuring plan were not allocated to a specific segment, but rather included within corporate unallocated.
(3)	In December 2022, the Company announced an asset restructuring plan designed to reduce costs, improve profitability, reduce exposure to cyclical markets and elevated natural gas prices, and address market overcapacity. The asset restructuring plan includes (i) closure of manufacturing operations at the styrene production facility in Boehlen, Germany, (ii) closure of one of its production lines at the Stade, Germany polycarbonate plant, and (iii) closure of the PMMA sheet manufacturing site in Matamoros, Mexico. The program is expected to be substantially completed by 2026.

In connection with this restructuring plan, during the three months ended March 31, 2024 and 2023, the Company incurred employee termination benefit charges, net of $(0.6) million and $(0.6) million, respectively, contract termination charges of $1.7 million and $2.5 million, respectively, and decommissioning and other charges of $0.3 million and $1.8 million, respectively. The Company incurred accelerated depreciation charges of $4.0 million during the three months ended March 31, 2023.

The Company expects to incur incremental contract termination charges of $10.5 million, decommissioning and other charges of $0.5 million, as well as a limited amount of incremental employee termination benefit charges within the Plastics Solution segment, the majority of which is expected to be paid by the end of 2024.

(4)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s strategic initiatives. The transformational restructuring program was completed as of December 31, 2023. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.
(5)	As of January 2024, the Feedstocks segment was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. Asset Optimization charges relate to Terneuzen plant shutdown and Asset Restructuring Plan charges relate to the shutdown of Boehlen site. These charges were previously recognized under Feedstocks segment but will be allocated to Plastics Solutions segment starting January 1, 2024 and onward.
(6)	Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. For the three months ended March 31, 2023, Latex Binders was allocated $0.1 million of accelerated depreciation, $0.4 million of contract termination costs, $0.1 million decommissioning and other charges; Plastics Solutions was allocated $0.2 million of accelerated depreciation, $(0.1) million employee termination benefits, $0.6 million of contract termination costs, $0.1 million decommissioning and other charges; and Polystyrene was allocated $0.6 million of accelerated depreciation, $(0.1) million employee termination benefits, $1.5 million of contract termination costs, $0.3 million decommissioning and other charges.

Refer to Note 13 for further information regarding the asset retirement obligation. The following table provides a roll forward of the other liability balances associated with the Company’s restructuring activities as of March 31, 2024. Employee termination benefits and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2023	Expenses	Deductions(1)	March 31, 2024
Employee termination benefits	$16.7	$(0.4)	$(4.2)	$12.1
Contract terminations	—	5.5	(5.5)	—
Decommissioning and other	—	2.9	(2.9)	—
Total	$16.7	$8.0	$(12.6)	$12.1
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 5—INCOME TAXES

	Three Months Ended
	March 31,
	2024	2023
Effective income tax rate	(7.7)%	25.4%

Provision for income taxes for the three months ended March 31, 2024 totaled $5.4 million, resulting in an effective tax rate of (7.7)%. Benefit from income taxes for the three months ended March 31, 2023 totaled $16.7 million, resulting in an effective tax rate of 25.4%.

The most significant driver of the decrease in the effective income tax rate for the three months ended March 31, 2024 compared to the prior year was the increase in losses not anticipated to provide a tax benefit, due to the increase in valuation allowances primarily in the United States and Switzerland.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on cumulative earnings in the Company’s China subsidiary during the prior three years, as well as other positive evidence, the Company believes it is more likely than not that the net deferred tax assets in the Company’s China subsidiary will be realized as of March 31, 2024. However, given the Company’s recent losses, the Company will continue to evaluate positive and negative evidence over the next 12 months, that could result in sufficient objective negative evidence for the Company to reach a conclusion that a partial or full valuation allowance against the net deferred tax assets will be needed. A partial or full valuation allowance would result in the material reduction of deferred tax assets and a corresponding increase to income tax expense in the period the valuation allowance is recorded. The exact timing and amount of the valuation allowance are subject to change on the basis of the losses sustained in China in the current year and forecasted future earnings, as well as other evidence. The Company’s China Subsidiary has $13.5 million of net deferred tax assets as of March 31, 2024.

NOTE 6—EARNINGS PER SHARE

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

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
Earnings:
Net loss	$(75.5)	$(48.9)
Shares:
Weighted average ordinary shares outstanding	35.3	35.0
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—
Diluted weighted average ordinary shares outstanding	35.3	35.0
Loss per share:
Loss per share‒basic	$(2.14)	$(1.40)
Loss per share‒diluted	$(2.14)	$(1.40)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss from continuing operations for the three months ended March 31, 2024 and March 31, 2023, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2024	2023
Finished goods	$190.2	$162.4
Raw materials and semi-finished goods	199.4	200.9
Supplies	41.6	41.4
Total	$431.2	$404.7

NOTE 8—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

	Three Months Ended
	March 31,
	2024	2023
Sales	$386.0	$443.3
Gross profit	$11.6	$52.9
Net income (loss)	$(3.7)	$37.8

As of March 31, 2024 and December 31, 2023, the Company’s investment in Americas Styrenics was $258.4 million and $252.2 million, respectively, which was $12.6 million and $4.8 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.6 years as of March 31, 2024. The Company received dividends of $0.0 million and $20.0 million from Americas Styrenics during the three months ended March 31, 2024 and 2023, respectively.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2023 to March 31, 2024:

	Engineered	Latex	Plastics		Americas
	Materials	Binders	Solutions	Polystyrene	Styrenics	Total
Balance at December 31, 2023	$—	$15.4	$44.0	$4.4	$—	$63.8
Foreign currency impact	—	(0.4)	(1.0)	(0.1)	—	(1.5)
Balance at March 31, 2024	$—	$15.0	$43.0	$4.3	$—	$62.3

As of March 31, 2024 and December 31, 2023, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment.

NOTE 10—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, debt consisted of the following:

			March 31, 2024			December 31, 2023
	Interest Rate as of March 31, 2024	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes	5.125%	April 2029	$447.0	$(10.7)	$436.3	$447.0	$(11.1)	$435.9
2025 Senior Notes (2)	5.375%	September 2025	115.0	(0.5)	114.5	115.0	(0.6)	114.4
Senior Credit Facility
2028 Term Loan B	8.105%	May 2028	727.2	(11.2)	716.0	728.9	(11.8)	717.1
2026 Revolving Facility (3)	Various	May 2026	—	—	—	—	—	—
2028 Refinance Term Loans (2)	13.823%	May 2028	1,045.2	(21.2)	1,024.0	1,046.5	(22.6)	1,023.9
Accounts Receivable Securitization Facility (4)	Various	November 2025	—	—	—	—	—	—
Other indebtedness	Various	Various	7.0	—	7.0	7.2	—	7.2
Total debt			$2,341.4	$(43.6)	$2,297.8	$2,344.6	$(46.1)	$2,298.5
Less: current portion(5)					(21.1)			(20.9)
Total long-term debt, net of unamortized deferred financing fees					$2,276.7			$2,277.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	The 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans.
(3)	As of March 31, 2024, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $20.8 million outstanding letters of credit. As of March 31, 2024, the Company had funds available for borrowing of $101.7 million (net of the applicable $10.8 million outstanding letters of credit as defined in the secured credit agreement), which reflects the borrowing limit imposed by the springing covenant. The springing covenant applies when 30% or more of the 2026 Revolving Facility’s capacity is drawn which then requires the Company to meet a first lien net leverage ratio (as defined in the secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of March 31, 2024, the first lien net leverage ratio was 6.96x and the outstanding borrowings did not exceed the 30% threshold. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(4)	As of March 31, 2024, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.
(5)	The current portion of long-term debt was primarily related to $18.3 million of the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement. The Company had Liquidity of $415.6 million, comprised of $163.8 million of cash and cash equivalents and approximately $251.7 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $101.7 million and $150.0 million respectively.

We believe funds provided by operations, our cash and cash equivalent balances, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility, will be adequate to meet necessary operating and capital expenditures for at least the next twelve months in the current operating environment.

The Company’s ability to repay the 2025 Senior Notes, which mature in September 2025 is also dependent on several factors, including the company’s ability to achieve its forecast cash flows and its ability to maintain minimum liquidity requirements under its related covenants. If the Company is unable to achieve its forecasts, maintain minimum liquidity covenants, or refinance, it could have a material adverse impact on our access to liquidity, results of operation and financial condition.

Accounts Receivable Securitization Facility

The Company has maintained an accounts receivable securitization facility (the “A/R Facility”) since 2010 for the securitization of trade receivables originated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries. The A/R Facility is funded through the sale of commercial paper by a special purpose finance entity, the proceeds of which fund the purchase of trade receivables from the Trinseo subsidiaries. Collection accounts related to the trade receivables are pledged to the special purpose entity, which holds a first priority perfected security interest in such accounts and, as a result, will not be available to the creditors of the Company or its other subsidiaries. The obligations of the Trinseo subsidiaries are also guaranteed by the Company’s subsidiary Trinseo Holding S.à r.l.

On March 28, 2024, the Company amended the A/R Facility to extend its maturity date to November 2025. As amended, the A/R Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates until November 18, 2024, at which time the fixed interest charges will increase to 3.5%. The A/R Facility also incurs fixed charges of 0.80% on available, but undrawn commitments and borrowing limit remains at $150.0 million. The A/R Facility contains standard representations, warranties and covenants, as well as standard termination or perfection events including those relating to (i) insolvency of the Company or certain of its subsidiaries, (ii) cross acceleration, and (iii) failure to maintain at least $250.0 million of liquidity after May 25, 2025. There were $0.5 million of fees incurred in connection with amending the facility which were capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet and are being amortized over the remaining term of the facility using the straight-line method.

NOTE 11—FINANCIAL INSTRUMENTS AND DERIVATIVES

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

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment and as a result, any mark-to-market fluctuations are recognized currently at each reporting date within loss from continuing operations.

As of March 31, 2024, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $347.5 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2024:

Buy / (Sell)	March 31, 2024
Euro	$(276.6)
Chinese Yuan	$(21.7)
South Korean Won	$(17.9)
Swiss Franc	$12.9
Indonesian Rupiah	$(5.9)

Open foreign exchange forward contracts as of March 31, 2024 had maturities occurring over a period of two months.

Foreign Exchange Cash Flow Hedges

From time-to-time, the Company also enters into forward contracts, as deemed appropriate, with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of its subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in

Accumulated Other Comprehensive Income (“AOCI”) to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company had no open foreign exchange cash flow hedges as of March 31, 2024.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of March 31, 2024, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of March 31, 2024 had maturities occurring over a period of 9 months and had a notional value of approximately 462 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of March 31, 2024 had maturities occurring over a period of 12 months and had a notional value of approximately 339 thousand megawatt hours of natural gas purchases.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(843.4)	$(3.8)	$(959.1)	$2.9

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(4.8)	$—	$(6.4)	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$6.5	$—	$(7.8)
Commodity economic hedges
Amount of loss recognized in income	$(1.6)	$—	$(12.4)	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2024 and 2023:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended
	March 31,
	2024	2023
Designated as Cash Flow Hedges
Commodity cash flow hedges	$2.7	$(9.9)
Total	$2.7	$(9.9)

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Three Months Ended
	March 31,
	2024	2023
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$6.5	$(7.8)
Remeasurement of foreign currency-denominated assets and liabilities	(8.6)	10.5
Total	$(2.1)	$2.7

The Company expects to reclassify in the next twelve months an approximate $9.6 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of March 31, 2024, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2024
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$1.2	$—	$—	$1.2
Gross derivative asset position	1.2	—	—	1.2
Less: Counterparty netting	(0.5)	—	—	(0.5)
Net derivative asset position	$0.7	$—	$—	$0.7
Liability Derivatives:
Accounts payable	$(0.7)	$(6.0)	$(9.6)	$(16.3)
Gross derivative liability position	(0.7)	(6.0)	(9.6)	(16.3)
Less: Counterparty netting	0.5	—	—	0.5
Net derivative liability position	$(0.2)	$(6.0)	$(9.6)	$(15.8)
Total net derivative position	$0.5	$(6.0)	$(9.6)	$(15.1)

	December 31, 2023
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.3	$—	$—	$0.3
Gross derivative asset position	0.3	—	—	0.3
Less: Counterparty netting	(0.3)	—	—	(0.3)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(4.8)	$(7.2)	$(13.7)	$(25.7)
Other noncurrent obligations	—	(0.9)	(0.7)	(1.6)
Gross derivative liability position	(4.8)	(8.1)	(14.4)	(27.3)
Less: Counterparty netting	0.3	—	—	0.3
Net derivative liability position	$(4.5)	$(8.1)	$(14.4)	$(27.0)
Total net derivative position	$(4.5)	$(8.1)	$(14.4)	$(27.0)

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

Refer to Notes 12 and 17 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$0.7	$—	$0.7
Foreign exchange forward contracts—(Liabilities)	—	(0.2)	—	(0.2)
Commodity economic hedges—(Liabilities)	—	(6.0)	—	(6.0)
Commodity cash flow hedges—(Liabilities)	—	(9.6)	—	(9.6)
Total fair value	$—	$(15.1)	$—	$(15.1)

	December 31, 2023
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(4.5)	$—	$(4.5)
Commodity economic hedges—(Liabilities)	—	(8.1)	—	(8.1)
Commodity cash flow hedges—(Liabilities)	—	(14.4)	—	(14.4)
Total fair value	$—	$(27.0)	$—	$(27.0)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2023, which were still held as of March 31, 2024. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continued to operate until the fourth quarter of 2022 when the Company decided to close this plant in connection with the asset restructuring plan. Refer to Note 4 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the value of the Boehlen styrene monomer assets are recorded at $3.2 and $3.2 million, respectively, within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2024 and December 31, 2023:

	As of	As of
	March 31, 2024	December 31, 2023
2029 Senior Notes	$146.7	$180.4
2025 Senior Notes	92.8	98.5
2028 Term Loan B	539.9	564.9
2028 Refinance Term Loans	1,091.7	1,087.1
Total fair value	$1,871.1	$1,930.9

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of March 31, 2024 and December 31, 2023.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted against the Company, and the Company does not have any material accrued obligations for any Superfund Sites. As of March 31, 2024 and December 31, 2023, the Company had $1.3 million of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

In connection with the Asset Restructuring Plan as described within Note 4, the Company concluded the Boehlen, Germany site no longer had an indeterminate life. Accordingly, during the fourth quarter of 2022, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated as of March 31, 2024.

Change in asset retirement obligation
Balance at December 31, 2023	$20.2
Obligations incurred and adjustments to estimated obligations	—
Settlements	(1.8)
Accretion expense	0.2
Currency translation adjustment	(0.5)
Balance at March 31, 2024	$18.1

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the current portion was $8.8 million and $10.7 million, respectively, and the long-term portion was $9.3 million and $9.5 million, respectively.

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

Legal Proceedings related to the Bristol Spill

(a)	Timothy McGraw, Emily Cohen & Danielle Byrd v. Altuglas LLC and Trinseo LLC (United States District Court for the Eastern District of Pennsylvania)

On March 29, 2023, a putative class action complaint was filed which seeks to certify a class that could potentially include all persons and entities that reside in the area served by the Baxter Drinking Water Treatment Plant. The plaintiffs allege claims of breach of duty of care based on negligence as a result of the Bristol Spill, as well as other causes of action, and seek compensatory damages, restitution, or refund of damages, including actual, statutory, and punitive damages, as well as injunctive relief. On May 12, 2023, the Company filed notice to remove the case from Pennsylvania state court to United States District Court for the Eastern District of Pennsylvania, with immediate effect. On May 19, 2023, the Company also filed a motion to dismiss with the U.S. district court, on the grounds that the alleged harms do not fall within the parameters of the relevant public and private nuisance or negligence laws. On June 2, 2023, plaintiffs objected to federal jurisdiction and asked the court to remand the action to state court. On August 23, 2023, plaintiffs filed a voluntary dismissal of the federal complaint, which was granted on August 29, 2023. The parties signed a settlement agreement in December 2023, and on January 2, 2024, plaintiffs refiled their claim in the Court of Common Pleas of Philadelphia County and simultaneously submitted an unopposed motion for an order to preliminarily approve a class settlement. On March 15, 2024, an Order Preliminarily Approving Settlement was entered by the Court of Common Pleas, which provides for preliminary approval of the negotiated settlement, subject to a final approval hearing, defines members of the settlement class and appoints a settlement administrator to send notice to settlement class members. In the fourth quarter of 2023, the Company established an accrual for the estimated resolution of the class action complaint. Pursuant to the terms of the settlement agreement, $2.7 million was paid into escrow in April 2024, which amount was covered by the Company’s insurance coverage. The Order Preliminarily Approving Settlement provides for a Final Approval Hearing to be held on September 23, 2024.

(b)	Environmental Proceedings

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

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking non-monetary restitution and monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion.

The Company believes it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2024	2023	2024	2023
Net periodic benefit cost
Service cost	$2.1	$2.0	$0.1	$0.1
Interest cost	2.4	1.7	0.2	0.2
Expected return on plan assets	(1.0)	(0.2)	(0.2)	(0.1)
Amortization of prior service credit	(0.1)	(0.1)	—	—
Amortization of net gain	(0.3)	(0.8)	—	—
Net periodic benefit cost	$3.1	$2.6	$0.1	$0.2

The Company had less than $0.1 million of net periodic benefit costs for its other postretirement plans for the three months ended March 31, 2024 and 2023.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $192.3 million and $197.0 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.5 million during the three months ended March 31, 2024. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $6.7 million to its defined benefit plans for the remainder of 2024.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three months ended March 31, 2024 and 2023, as well as unrecognized compensation cost as of March 31, 2024:

			As of
	Three Months Ended		March 31, 2024
	March 31,		Unrecognized	Weighted
	2024	2023	Compensation Cost	Average Years
RSUs	$2.4	$4.8	$6.5	1.4
Options	0.8	2.6	1.1	1.2
PSUs	0.6	0.8	4.8	2.0
Restricted Cash Units ("RCUs")	2.1	—	3.0 (1)	1.9
Total share-based compensation expense	$5.9	$8.2
(1)	Unrecognized Compensation Cost related to RCU awards as of March 31, 2024 is calculated using the stock price as of March 31, 2024.

The following table summarizes awards granted and the respective weighted average grant date fair value for the three months ended March 31, 2024:

	Three Months Ended
	March 31, 2024
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	646,972	$4.38
Options	319,407	2.48
PSUs	575,475	2.81
RCUs	1,074,119	4.85

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Expected term (in years)	5.50
Expected volatility	64.12%
Risk-free interest rate	4.28%
Dividend yield	0.73%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the three months ended March 31, 2024, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Expected term (in years)	3.00
Expected volatility	65.40%
Risk-free interest rate	4.40%
Share price	$4.39

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

Restricted Cash Units (RCUs)

In the three months ending March 31, 2024, 1,074,119 restricted cash units ("RCUs") were awarded to certain employees and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment. In general, RCUs vest in equal installments each year over 3 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. Certain awards are subject to a specified price floor. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation-Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. The liability associated with the RCUs is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. No RCU awards were vested or forfeited in the three months ending March 31, 2024.

NOTE 16—SEGMENTS AND GEOGRAPHIC INFORMATION

Effective January 1, 2024, the Company realigned its reporting segments to reflect the new model under which the business is managed, and results are reviewed by the chief executive officer, the Company’s chief operating decision maker. Following this change, the Company is operating under five segments, all of which remain unchanged from the Company’s prior six segment segmentation: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, and Americas Styrenics.

The Company’s Feedstocks segment, which included the Company’s production and procurement of styrene monomer outside of North America, was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. Styrene monomer is a key raw material in many of the Company’s products, including polystyrene, styrene-butadiene latex (“SB latex”), and acrylonitrile-butadiene-styrene (“ABS”) resins. The Company no longer produces styrene, but instead purchases all of our styrene needs from third parties. Therefore, the information in the tables below has been adjusted to show the historical results of the Feedstocks segment within the segments that consumed styrene monomer in their end products, Latex Binders, Plastics Solutions and Polystyrene.

The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, following the PMMA Acquisition and the Aristech Surfaces Acquisition in 2021, the Engineered Materials segment also includes PMMA and activated methyl methacrylates (“MMA”) products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces SB latex and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Plastics Solutions segment contains the results of the ABS, styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Plastics Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three months ended March 31, 2024 and 2023. Asset and intersegment sales information by reporting segment are not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three months ended March 31, 2024 and 2023.

	Engineered	Latex	Plastics		Americas	Total Segment
Three Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Styrenics	Adjusted EBITDA
March 31, 2024	$4.3	$25.7	$22.7	$12.6	$6.1	$71.4
March 31, 2023	$(11.7)	$24.0	$23.6	$8.9	$17.6	$62.4
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

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2024	2023
Loss before income taxes	$(70.1)	$(65.6)
Interest expense, net	63.0	38.3
Depreciation and amortization	45.0	56.0
Corporate Unallocated(2)	26.4	26.1
Adjusted EBITDA Addbacks(3)	7.1	7.6
Segment Adjusted EBITDA	$71.4	$62.4
(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023
Net gain on disposition of businesses and assets	$(3.6)	$—
Restructuring and other charges (Note 4)	9.4	3.7
Asset impairment charges or write-offs (Note 12)	—	0.3
Other items (a)	1.3	3.6
Total Adjusted EBITDA Addbacks	$7.1	$7.6
(a)	Other items for the three months ended March 31, 2024 and 2023 primarily relate to costs incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three months ended March 31, 2023 also relate to our transition to a new enterprise resource planning system.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2024 and 2023	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
Other comprehensive income (loss)	(11.8)	—	0.1	(11.7)
Amounts reclassified from AOCI to net income(1)	—	(0.4)	4.3	3.9
Balance as of March 31, 2024	$(153.7)	$16.7	$(0.4)	$(137.4)

Balance as of December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive income (loss)	10.5	—	(13.2)	(2.7)
Amounts reclassified from AOCI to net income (1)	—	0.3	5.8	6.1
Balance as of March 31, 2023	$(140.7)	$29.3	$(16.5)	$(127.9)

(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Statements of Operations
AOCI Components	2024	2023	Classification
Cash flow hedging items
Commodity cash flow hedges	$4.8	$6.4	Cost of sales
Total before tax	4.8	6.4
Tax effect	(0.5)	(0.6)	Provision for (benefit from) income taxes
Total, net of tax	$4.3	$5.8

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.1)	$0.1	(a)
Net actuarial (gain) loss	(0.4)	0.3	(a)
Total before tax	(0.5)	0.4
Tax effect	0.1	(0.1)	Provision for (benefit from) income taxes
Total, net of tax	$(0.4)	$0.3
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2024 Year-to-Date Highlights

During the three months ended March 31, 2024, Trinseo recognized net loss of $75.5 million and Adjusted EBITDA of $45.0 million. Continued persistent underlying demand weakness has been experienced across all reporting segments, especially in polystyrene and ABS, however, the impact to our operating performance was mitigated from lower costs, commercial actions and the asset restructuring initiatives that were announced in the fourth quarter of 2022 and the second half of 2023. In addition, sales volumes excluding styrene-related sales were the highest since the third quarter of 2022 and the first year-over-year increase since the first quarter of 2022. The Company continues to have access to capital resources through the refinancing of our debt structure during 2023, recent amendment of our A/R facility during first quarter 2024, and long-term debt maturities beginning in May 2028. Refer to the “Capital Resources and Liquidity” section below for further information.

Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Renewal of Accounts Receivable Securitization Facility

The Company has maintained an accounts receivable securitization facility (the “A/R Facility”) since 2010 for the securitization of trade receivables originated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries.

On March 28, 2024, the Company extended the maturity date of the facility to November 2025. The A/R Facility borrowing limit remains at $150.0 million. As amended, the A/R Facility contains standard representations, warranties and covenants, as well as standard termination or perfection events including those relating to (i) insolvency of the Company or certain of its subsidiaries, (ii) cross acceleration, and (iii) failure to maintain at least $250.0 million of liquidity after May 25, 2025. Pursuant to the amendment, the A/R Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper or other benchmark rates until November 18, 2024, at which time the fixed interest charges will increase to 3.50%. Refer to Note 10 in the condensed consolidated financial statements for further details on these new financing arrangements.

Exploration for Divestiture of Americas Styrenics

In March 2024, the Company announced it commenced a sale process for the Company’s interest in Americas Styrenics, via the initiation of an ownership exit provision in the joint venture agreement, which is expected to lead to a definitive agreement in early 2025.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
(in millions)	2024	%	2023	%
Net sales	$904.0	100%	$996.3	100%
Cost of sales	843.4	93%	959.1	96%
Gross profit	60.6	7%	37.2	4%
Selling, general and administrative expenses	70.1	8%	84.7	9%
Equity in earnings of unconsolidated affiliate	6.2	1%	17.6	2%
Impairment and other charges	—	—%	0.3	—%
Operating loss	(3.3)	—%	(30.2)	(3)%
Interest expense, net	63.0	7%	38.3	4%
Other expense (income), net	3.8	—%	(2.9)	—%
Loss before income taxes	(70.1)	(7)%	(65.6)	(7)%
Provision for (benefit from) income taxes	5.4	1%	(16.7)	(2)%
Net loss	$(75.5)	(8)%	$(48.9)	(5)%

Three Months Ended – March 31, 2024 vs. March 31, 2023

Net Sales

Net sales decreased 9% year-over-year. Lower selling prices resulted in a 7% decrease from the pass through of lower raw material costs and pressure from weak polystyrene and acrylonitrile-butadiene-styrene (“ABS”) market conditions. Additionally, a decrease of 3% was related to lower sales volumes primarily from lower styrene-related sales following the closure of the Terneuzen, the Netherlands styrene facility. These decreases were partially offset by an increase of 1% due to favorable foreign exchange rate impacts.

Cost of Sales

The 12% decrease in cost of sales was primarily attributable to a 4% decrease in raw material and inventory costs, a 4% decrease from lower utilities, and a 2% decrease from lower fixed costs.

Gross Profit

The increase in gross profit of 73% was primarily due to prior year unfavorable impacts from natural gas hedges and fixed cost under absorption. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $14.6 million, or 17%, decrease in SG&A was primarily due to a decrease of $2.3 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, a $4.1 million decrease in salary and wages expense, and a $5.1 million decrease in depreciation and amortization expense. Offsetting these decreased costs was a $5.7 million increase in restructuring costs, driven by the Asset Optimization and Corporate Restructuring plan approved in the third quarter of 2023 and the Asset Restructuring Plan approved in the fourth quarter of 2022.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $11.4 million was due to a planned turnaround at its largest styrene production facility in the current year.

Impairment and Other Charges

During the three months ended March 31, 2023, the Company recorded impairment charges of $0.3 million related to our Boehlen styrene monomer assets, as described within Note 12 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $24.7 million, or 64%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt, specifically related to the 2028 Refinance Loans compared to the 2024 Term Loan B. Refer to Note 10 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other expense, net for the three months ended March 31, 2024 was $3.8 million, which included $1.0 million of expense related to the non-service cost components of net periodic benefit cost as well as foreign exchange transaction losses of $2.1 million. These net foreign exchange transaction losses included $8.6 million of losses primarily from the remeasurement of our euro-denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $6.5 million or gains from our foreign exchange forward contracts.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended March 31, 2024 totaled $5.4 million, resulting in an effective tax rate of (7.7)%. Benefit from income taxes for the three months ended March 31, 2023 totaled $16.7 million, resulting in an effective tax rate of 25.4%.

The increase in provision for income taxes for the three months ended March 31, 2024 is primarily driven by the increase in losses not anticipated to provide a tax benefit, as we established additional valuation allowances in the United States and Switzerland for the period ended December 31, 2023.

Outlook

Positive earnings momentum from the end of the first quarter has continued into the second quarter and is expected to lead to a sequential profitability improvement following the first quarter planned major maintenance turnaround at Americas Styrenics, continued tightness in styrene and MMA markets, and the expected seasonally stronger period for many of our building and construction applications. The Company’s forecasted financial results also reflect the benefit of previously announced asset restructuring initiatives and management will continue to evaluate the potential for additional profitability actions.

The Company has access to capital resources and continues to focus on cash management and liquidity improvement actions to manage the continued impact of the challenging macroeconomic environment and higher interest costs on our business operations for the foreseeable future. The profitability improvement factors noted above, coupled with certain cash preservation initiatives that have been undertaken, such as closely managing working capital and a focus on required capital expenditures, will allow us to maintain adequate liquidity to position the Company to deliver sequentially improved results.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2024 and 2023. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the first quarter of 2024, as described in Note 16 of the condensed consolidated financial statements.

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

	Three Months Ended
	March 31,
($ in millions)	2024	2023	% Change
Net sales	$189.2	$206.2	(8)%
Adjusted EBITDA	$4.3	$(11.7)	137%
Adjusted EBITDA margin	2%	(6)%

Three Months Ended – March 31, 2024 vs. March 31, 2023

The 8% decrease in net sales was primarily attributable to a 12% decrease due to lower pricing from raw material pass-through. This decrease was offset by a 3% increase year-over-year due to higher sales volumes from PMMA resins and MMA.

The $16.0 million, or 137%, increase in Adjusted EBITDA was due to higher margins of $9.1 million, primarily related to MMA, including a $4.2 million favorable impact from lower natural gas hedge losses. Lower fixed costs from manufacturing cost under absorption in the prior year also resulted in a $9.8 million increase.

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

	Three Months Ended
	March 31,
($ in millions)	2024	2023	% Change
Net sales	$241.5	$249.0	(3)%
Adjusted EBITDA	$25.7	$24.0	7%
Adjusted EBITDA margin	11%	10%

Three Months Ended – March 31, 2024 vs. March 31, 2023

The 3% decrease in net sales was primarily due to a 7% from lower price from the pass-through of lower raw material costs, partially offset by a 3% impact from higher volumes in paper and board applications.

The $1.7 million, or 7%, increase in Adjusted EBITDA was primarily due to a $2.6 million, or 11%, higher margins as the result of pricing actions in Europe and North America.

Plastics Solutions Segment

Our Plastics Solutions segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our ABS, styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses.

	Three Months Ended
	March 31,
($ in millions)	2024	2023	% Change
Net sales	$265.7	$300.3	(12)%
Adjusted EBITDA	$22.7	$23.6	(4)%
Adjusted EBITDA margin	9%	8%

Three Months Ended – March 31, 2024 vs. March 31, 2023

Net sales decreased by 12% year-over-year, primarily due to an 8% decrease from lower pricing due to weaker market conditions in ABS. In addition, sales decreased 4% from lower volume in polycarbonate.

The $0.9 million, or 4%, decrease in Adjusted EBITDA was primarily due to a $0.4 million, or 2%, as lower ABS margin was mostly offset by a favorable net timing variance from increasing styrene cost during the quarter.

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

	Three Months Ended
	March 31,
($ in millions)	2024	2023	% Change
Net sales	$207.6	$240.8	(14)%
Adjusted EBITDA	$12.6	$8.9	42%
Adjusted EBITDA margin	6%	4%

Three Months Ended – March 31, 2024 vs. March 31, 2023

Net sales decreased by 14% year-over-year. Lower sales volumes due to due to lower styrene-related sales and, to a lesser extent, polystyrene sales led to a 11% decrease in net sales from the prior year. Also contributing to the overall decrease was a 3% decrease from lower pricing, primarily due to pressure from weaker market conditions in Europe.

The $3.7 million, or 42%, increase in Adjusted EBITDA was primarily due to a $4.4 million, or 49%, favorable net timing variance as well as $3.1 million, or 35%, lower fixed costs following the closure of the styrene production facility in Terneuzen, the Netherlands.

Americas Styrenics Segment

This segment consists solely of the equity earnings from our 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America. Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products, as well as a key raw material for the production of polystyrene. Major applications for the polystyrene products Americas Styrenics produces include appliances, food packaging, food service disposables, consumer electronics, and building and construction materials.

	Three Months Ended
	March 31,
($ in millions)	2024	2023	% Change
Adjusted EBITDA*	$6.1	$17.6	(65)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – March 31, 2024 vs. March 31, 2023

The decrease in Adjusted EBITDA was mainly due to a planned turnaround at its largest styrene production facility in the current year.

Non-GAAP Performance Measures

We present Adjusted EBITDA as a non-GAAP financial performance measure, which we define as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs, certain strategic initiatives and other items. In doing so, we are providing management, investors, and credit rating agencies with an indicator of our ongoing performance and business trends, removing the impact of transactions and events that we would not consider a part of our core operations.

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

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net loss	$(75.5)	$(48.9)
Interest expense, net	63.0	38.3
Provision for (benefit from) income taxes	5.4	(16.7)
Depreciation and amortization	45.0	56.0
EBITDA(a)	$37.9	$28.7
Net gain on disposition of businesses and assets(b)	(3.6)	—
Restructuring and other charges(c)	9.4	3.7
Asset impairment charges or write-offs(d)	—	0.3
Other items(e)	1.3	3.6
Adjusted EBITDA	$45.0	$36.3
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Amounts for the three months ended March 31, 2024 primarily relate to the sale of the Belen, New Mexico and Brondeslev, Denmark manufacturing facilities. Refer to Note 4 in the condensed consolidated financial statements for further information.
(c)	Amounts for the three months ended March 31, 2024 and 2023 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.
(d)	Amounts for the three months ended March 31, 2023 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 12 in the condensed consolidated financial statements.
(e)	Other items for the three months ended March 31, 2024 and 2023 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the potential divestiture of our styrenics business and our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2024 and 2023. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(66.2)	$45.4
Investing activities	(11.0)	(21.8)
Financing activities	(9.2)	(20.5)
Effect of exchange rates on cash	(3.2)	2.3
Net change in cash, cash equivalents, and restricted cash	$(89.6)	$5.4

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 totaled $66.2 million, which included $39.4 million of cash interest payments and was not offset by any dividends received from Americas Styrenics, mainly attributable to the impact from the planned turnaround at its largest styrene production facility in the current year. While the first quarter working capital increase was expected, it was higher than our typical seasonal working capital build due to significantly higher styrene costs.

Net cash provided by operating activities during the three months ended March 31, 2023 totaled $45.4 million, which included $35.5 million of cash interest payments and was partially offset by $20.0 million of dividends received from Americas Styrenics. Although operating results continued to be challenged by customer destocking and macroeconomic conditions, which resulted in reduced customer demand and negative earnings, there was a significant working capital release during the quarter. This working capital release was primarily a result of targeted inventory control actions and cash improvement initiatives.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 totaled $11.0 million, which was primarily attributable to capital expenditures of $15.7 million offset by proceeds from the sale of other assets of $4.7 million.

Net cash used in investing activities during the three months ended March 31, 2023 totaled $21.8 million, which was primarily attributable to capital expenditures.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024 totaled $9.2 million. This activity was primarily due to $4.6 million in debt repayments, $0.6 million of dividends paid, and $3.7 million of net repayments of short-term borrowings. During the three months the Company drew and fully repaid $30.0 million in proceeds from the A/R Facility.

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

	Three Months Ended
	March 31,
(in millions)	2024	2023
Cash provided by (used in) operating activities	$(66.2)	$45.4
Capital expenditures	(15.7)	(21.8)
Free Cash Flow	$(81.9)	$23.6

Refer to the discussion above for significant impacts to cash provided by (used in) operating activities for the three months ended March 31, 2024 and 2023.

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

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans. Liquidity is defined under the 2028 Refinance Credit Agreement as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement. As of March 31, 2024, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement.

As of March 31, 2024, the Company had Liquidity of $415.6 million, comprised of $163.8 million of cash and cash equivalents and approximately $251.7 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $101.7 million and $150.0 million respectively. At March 31, 2024 and December 31, 2023, we had $2,341.4 million and $2,344.6 million, respectively, in outstanding indebtedness and $464.7 million and $521.5 million, respectively, in working capital. In addition, as of March 31, 2024 and December 31, 2023, we had $100.6 million and $161.4 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of March 31, 2024 and December 31, 2023 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2024			December 31, 2023
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Senior Notes	$447.0	5.1%	$6.2	$447.0	5.1%	$24.8
2025 Senior Notes	115.0	5.4%	1.6	115.0	5.4%	21.4
Senior Credit Facility
2024 Term Loan B	—	—%	—	—	—%	34.1
2028 Term Loan B	727.2	8.1%	15.8	728.9	8.2%	59.9
2026 Revolving Facility	—	—%	0.6	—	—%	2.3
2028 Refinance Term Loans	1,045.2	13.8%	39.9	1,046.5	13.8%	50.4
Accounts Receivable Securitization Facility	—	7.1%	0.4	—	—%	1.3
Other indebtedness	7.0	5.3%	0.1	7.2	6.5%	0.4
Total	$2,341.4		$64.6	$2,344.6		$194.6

As of March 31, 2024, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million and $20.8 million outstanding letters of credit. The 2026 Revolving Facility contains a springing covenant which, if not met, limits our borrowing to 30% of the maximum available capacity under the 2026 Revolving Facility. This covenant requires the Company to meet a first lien net leverage ratio (as defined in our secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of March 31, 2024, the first lien net leverage ratio was 6.96x, and as such, the Company had $101.7 million of funds available for borrowing (net of $10.8 million outstanding letters of credit as defined in the secured credit agreement). Further, as of March 31, 2024, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2028 Term Loan B is SOFR plus 2.50% (subject to a 0.00% SOFR floor).

As of March 31 2024, our 2028 Refinance Term Loans (with original principal of $1,077.3 million, maturing in May 2028), issued under the 2028 Refinance Credit Agreement, have a stated interest rate plus 8.50% (subject to a 3.00% SOFR floor), and was issued at a 3.0% original issue discount.

During the year ended March 31, 2024, the Company made $2.7 million and $1.9 million of net principal payments related to the 2028 Refinance Term Loans and the 2028 Term Loan B, respectively, and as of March 31, 2024, the Company’s has an additional $18.3 million of scheduled future payments classified within current debt on consolidated balance sheet related to both the 2028 Refinance Term Loans and the 2028 Term Loan B.

As of March 31, 2024, our 2025 Senior Notes, as issued under the Indenture executed in 2017, include $115.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices.

As of March 31, 2024, our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $500.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2021. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices.

We also continue to maintain our Accounts Receivable Securitization Facility. On March 28, 2024, the Company extended the maturity date of the facility to November 2025. The A/R Facility borrowing limit remains at $150.0 million. As amended, the A/R Facility contains standard representations, warranties and covenants, as well as standard termination or perfection events including those relating to (i) insolvency of the Company or certain of its subsidiaries, (ii) cross acceleration, and (iii) failure to maintain at least $250.0 million of liquidity after May 25, 2025. Pursuant to the amendment, the A/R Facility incurs fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper or other benchmark rates until November 18, 2024, at which time the fixed interest charges will increase to 3.50%. As of March 31, 2024, there were no amounts outstanding under this facility and the Company had approximately

$150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. Refer to Note 10 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the three months ended March 31, 2024, the Company declared dividends of $0.01 per ordinary share, totaling $0.3 million, all of which was accrued as of March 31, 2024 and was paid in April 2024. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

We believe funds provided by operations, our cash and cash equivalent balances, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility, will be adequate to meet necessary operating and capital expenditures for at least the next twelve months in the current operating environment.

The Company’s ability to meet our liquidity needs and to repay the 2025 Senior Notes, which mature in September 2025, is also dependent on several factors, including the company’s ability to achieve its forecast cash flows and its ability to maintain minimum liquidity requirements under its related covenants. If the Company is unable to achieve its forecasts, maintain minimum liquidity covenants, or refinance, it could have a material adverse impact on our access to liquidity, results of operation and financial condition.

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A – Risk Factors of our Annual Report, as well as risk factors included in Part II, Item 1A herein. As of March 31, 2024, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended March 31, 2024, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2023. Certain material updates to these risk factors are included below.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 2, 2022, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. Repurchases may be effected through open market purchases, 10b5-1 plans or by other means. The repurchase authorization expired after 18 months from the date of authorization. There were no share repurchases during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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

10.1*

Deed of Amendment, Restatement and Accession, dated March 28, 2024, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Altuglas LLC, Aristech Surfaces, LLC, Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed April 2, 2024).

10.2§	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 27, 2024).

10.3§†	Form of Restricted Stock Unit Award Agreement.

10.4§†	Form of Performance Award Stock Unit Agreement.

10.5§†	Form of Non-statutory Stock Option Award Agreement.

10.6§†	Form of Restricted Cash Unit Award Agreement.

10.7§†	Employment Agreement between Trinseo Netherlands B.V. and Johannes Hendriks, dated August 25, 2022.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Filed herewith.

§ Compensatory plan or arrangement.

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

Date: May 9, 2024

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)