Form 10-Q
period 2024-06-30
Trinseo PLC
filed 2024-08-07
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, there were 35,356,020 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2024

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, our ability to successfully implement proposed restructuring initiatives, including the closure of certain plants and product lines, and to successfully generate cost savings through restructuring and cost reduction initiatives; our ability to successfully execute our business and transformation strategy; the timing of, and our ability to complete, a sale of our interest in Americas Styrenics; increased costs or disruption in the supply of raw materials; deterioration of our credit profile limiting our access to commercial credit; increased energy costs; compliance with laws and regulations impacting our business; any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges; conditions in the global economy and capital markets; our current and future levels of indebtedness and ability to service our debt; our ability to meet the covenants under our existing indebtedness; our ability to generate cash flows from operations and achieve our forecasted cash flows; and those discussed in our Annual Report filed with the SEC on February 23, 2024 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$105.6	$259.1
Accounts receivable, net of allowance for doubtful accounts (June 30, 2024: $7.3; December 31, 2023: $6.7)	541.9	490.8
Inventories	410.4	404.7
Other current assets	36.0	39.5
Total current assets	1,093.9	1,194.1
Investments in unconsolidated affiliate	269.0	252.2
Property, plant and equipment, net of accumulated depreciation (June 30, 2024: $793.7; December 31, 2023: $778.2)	610.0	643.7
Other assets
Goodwill	61.7	63.8
Other intangible assets, net	645.9	693.9
Right-of-use assets - operating, net	57.0	65.3
Deferred income tax assets	32.9	44.3
Deferred charges and other assets	77.4	71.9
Total other assets	874.9	939.2
Total assets	$2,847.8	$3,029.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$22.8	$20.9
Accounts payable	425.8	449.7
Current lease liabilities - operating	14.6	16.3
Income taxes payable	7.8	10.9
Accrued expenses and other current liabilities	191.1	174.8
Total current liabilities	662.1	672.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,275.8	2,277.6
Noncurrent lease liabilities - operating	44.6	51.7
Deferred income tax liabilities	41.6	43.5
Other noncurrent obligations	237.5	251.8
Total noncurrent liabilities	2,599.5	2,624.6
Commitments and contingencies (Note 14)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (June 30, 2024: 39.5 shares issued and 35.4 shares outstanding; December 31, 2023: 39.4 shares issued and 35.2 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (June 30, 2024: 0.025 shares issued and outstanding; December 31, 2023: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	510.1	504.2
Treasury shares, at cost (June 30, 2024: 4.1 shares; December 31, 2023: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(586.9)	(443.0)
Accumulated other comprehensive loss	(137.4)	(129.6)
Total shareholders’ equity	(413.8)	(268.0)
Total liabilities and shareholders’ equity	$2,847.8	$3,029.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$920.0	$962.6	$1,824.0	$1,958.9
Cost of sales	851.6	909.0	1,695.0	1,868.2
Gross profit	68.4	53.6	129.0	90.7
Selling, general and administrative expenses	70.1	53.8	140.2	138.5
Equity in earnings of unconsolidated affiliate	15.6	12.5	21.8	30.2
Impairment and other charges	—	349.1	—	349.4
Operating income (loss)	13.9	(336.8)	10.6	(367.0)
Interest expense, net	64.7	40.2	127.7	78.5
Other expense (income), net	(3.3)	(2.9)	0.5	(5.8)
Loss before income taxes	(47.5)	(374.1)	(117.6)	(439.7)
Provision for (benefit from) income taxes	20.3	(25.1)	25.7	(41.8)
Net loss	$(67.8)	$(349.0)	$(143.3)	$(397.9)
Weighted average shares‒basic	35.3	35.2	35.3	35.1
Net loss per share‒basic	$(1.92)	$(9.93)	$(4.06)	$(11.34)
Weighted average shares‒diluted	35.3	35.2	35.3	35.1
Net loss per share‒diluted:	$(1.92)	$(9.93)	$(4.06)	$(11.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(67.8)	$(349.0)	$(143.3)	$(397.9)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0, $0.0, $0.0, $0.0)	(4.4)	(8.6)	(16.2)	1.9
Net gain (loss) on cash flow hedges (net of tax of $(0.6), $0.0, $(2.3), $(2.5))	4.8	0.2	9.2	(7.2)
Pension and other postretirement benefit plans:
Amounts reclassified from accumulated other comprehensive loss	(0.4)	(0.8)	(0.8)	(0.5)
Total other comprehensive income (loss), net of tax	—	(9.2)	(7.8)	(5.8)
Comprehensive loss	$(67.8)	$(358.2)	$(151.1)	$(403.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)
Net loss	—	—	—	—	—	—	—	—	(75.5)	(75.5)
Other comprehensive loss	—	—	—	—	—	—	—	(7.8)	—	(7.8)
Share-based compensation activity	0.1	—	—	—	—	3.6	—	—	—	3.6
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 31, 2024	35.3	4.1	—	$0.4	$—	$507.8	$(200.0)	$(137.4)	$(518.8)	$(348.0)
Net loss	—	—	—	—	—	—	—	—	(67.8)	(67.8)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Share-based compensation activity	0.1	—	—	—	—	2.3	—	—	—	2.3
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2024	35.4	4.1	—	$0.4	$—	$510.1	$(200.0)	$(137.4)	$(586.9)	$(413.8)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(48.9)	(48.9)
Other comprehensive income	—	—	—	—	—	—	—	3.4	—	3.4
Share-based compensation activity	0.1	—	—	—	—	6.6	—	—	—	6.6
Dividends on ordinary shares ($0.14 per share)	—	—	—	—	—	—	—	—	(5.2)	(5.2)
Balance at March 31, 2023	35.2	4.1	—	$0.4	$—	$493.3	$(200.0)	$(127.9)	$210.4	$376.2
Net loss	—	—	—	—	—	—	—	—	(349.0)	(349.0)
Other comprehensive loss	—	—	—	—	—	—	—	(9.2)	—	(9.2)
Share-based compensation activity	—	—	—	—	—	3.5	—	—	—	3.5
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2023	35.2	4.1	—	$0.4	$—	$496.8	$(200.0)	$(137.1)	$(138.9)	$21.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(143.3)	$(397.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	91.6	108.5
Amortization of deferred financing fees and issuance discount	7.6	4.7
Deferred income tax (benefit)	8.9	(94.1)
Share-based compensation expense	8.4	12.0
Earnings of unconsolidated affiliate, net of dividends	(16.8)	(0.2)
Unrealized net gain on foreign exchange forward contracts	(8.6)	(4.5)
Unrealized net loss on commodity economic swap contracts	—	4.2
Gain on sale of other assets	(7.2)	(16.5)
Impairment charges or write-offs	—	349.4
Changes in assets and liabilities
Accounts receivable	(56.8)	0.8
Inventories	(12.3)	125.8
Accounts payable and other current liabilities	33.2	(22.0)
Income taxes payable	(3.4)	27.8
Other assets, net	9.8	14.8
Other liabilities, net	(19.2)	(10.9)
Cash provided by (used in) operating activities	(108.1)	101.9
Cash flows from investing activities
Capital expenditures	(29.9)	(35.6)
Proceeds from the sale of other assets	8.2	22.3
Cash used in investing activities	(21.7)	(13.3)
Cash flows from financing activities
Deferred financing fees	(0.3)	(0.4)
Short-term borrowings, net	(8.8)	(5.9)
Dividends paid	(0.9)	(17.1)
Proceeds from exercise of option awards	—	0.1
Withholding taxes paid on restricted share units	—	(1.8)
Acquisition-related contingent consideration payment	(0.7)	(1.2)
Repurchases and repayments of long-term debt	(9.1)	(5.4)
Proceeds from Accounts Receivable Securitization Facility	200.4	—
Repayments of Accounts Receivable Securitization Facility	(200.4)	—
Cash used in financing activities	(19.8)	(31.7)
Effect of exchange rates on cash	(3.6)	0.9
Net change in cash, cash equivalents, and restricted cash	(153.2)	57.8
Cash, cash equivalents, and restricted cash—beginning of period	261.1	211.7
Cash, cash equivalents, and restricted cash—end of period	$107.9	$269.5
Less: Restricted cash	2.3	—
Cash and cash equivalents—end of period	$105.6	$269.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2024 and 2023 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2023 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended June 30, 2024. However, actual results could differ from these estimates and assumptions.

The December 31, 2023 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2023 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Effective January 1, 2024, the Company’s Feedstocks segment, which included the Company’s production and procurement of styrene monomer outside of North America, was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. As a result, the Company realigned its reporting segments to reflect the new model under which the business is managed with five segments, all of which remain unchanged from the Company’s prior six segment segmentation: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, and Americas Styrenics. Therefore, certain prior year information has been adjusted to show the historical results of the Feedstocks segment within the segments that consumed styrene monomer in their end products, Latex Binders, Plastics Solutions and Polystyrene. Refer to Notes 3, 4 and 17 for further information. Throughout this Quarterly Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of June 30, 2024, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and six months ended June 30, 2024 and 2023. Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. Refer to Note 17 for further information.

	Engineered	Latex	Plastics
Three Months Ended	Materials	Binders	Solutions	Polystyrene	Total
June 30, 2024
United States	$113.3	$80.2	$70.8	$—	$264.3
Europe	83.5	108.2	140.1	112.9	444.7
Asia-Pacific	31.0	62.4	24.5	61.9	179.8
Rest of World	2.3	1.6	27.3	—	31.2
Total	$230.1	$252.4	$262.7	$174.8	$920.0
June 30, 2023
United States	$108.3	$70.4	$66.6	$—	$245.3
Europe	69.3	123.8	163.0	156.7	512.8
Asia-Pacific	25.7	59.2	23.1	63.3	171.3
Rest of World	2.9	1.4	28.9	—	33.2
Total	$206.2	$254.8	$281.6	$220.0	$962.6

	Engineered	Latex	Plastics
Six Months Ended	Materials	Binders	Solutions	Polystyrene	Total
June 30, 2024
United States	$208.0	$145.5	$137.2	$—	$490.7
Europe	158.8	217.5	282.9	248.0	907.2
Asia-Pacific	47.8	128.1	53.6	134.4	363.9
Rest of World	4.7	2.8	54.7	—	62.2
Total	$419.3	$493.9	$528.4	$382.4	$1,824.0
June 30, 2023
United States	$219.2	$138.0	$138.9	$—	$496.1
Europe	142.8	252.8	335.1	326.9	1,057.6
Asia-Pacific	44.6	109.9	50.9	133.9	339.3
Rest of World	5.8	3.1	57.0	—	65.9
Total	$412.4	$503.8	$581.9	$460.8	$1,958.9

NOTE 4—RESTRUCTURING ACTIVITIES

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Life-to-date
	2024	2023	2024	2023	Charges	Segment
Asset Optimization and Corporate Restructuring(1)
Engineered Materials:
Accelerated depreciation	$—	$—	$—	$—	$9.3	Engineered Materials
Employee termination benefits	—	—	—	—	1.2	Engineered Materials
Decommissioning and other	0.3	—	1.4	—	4.0	Engineered Materials
Plastics Solutions(5):
Accelerated depreciation	$—	$—	$—	$—	$19.6	Plastics Solutions
Employee termination benefits	0.1	—	(0.6)	—	4.8	Plastics Solutions
Contract terminations	3.0	—	6.7	—	9.3	Plastics Solutions
Decommissioning and other	2.3	—	4.1	—	9.1	Plastics Solutions
Corporate:
Employee termination benefits	$0.1	$—	$1.3	$—	$10.1	N/A(2)
Asset Optimization and Corporate Restructuring Subtotal	$5.8	$—	$12.9	$—	$67.4
Asset Restructuring Plan(3)
Plastics Solutions(5):
Accelerated depreciation	$—	$4.3	$—	$5.2	$27.4	Plastics Solutions(6)
Employee termination benefits	—	—	—	(0.2)	3.7	Plastics Solutions(6)
Contract terminations	1.3	1.8	3.1	4.3	11.3	Plastics Solutions(6)
Decommissioning and other	0.2	0.4	0.5	0.9	4.7	Plastics Solutions(6)
Plastics Solutions:
Accelerated depreciation	$—	$—	$—	$—	$1.4	Plastics Solutions
Employee termination benefits	—	—	(0.6)	(0.4)	2.4	Plastics Solutions
Decommissioning and other	—	0.7	—	1.4	1.9	Plastics Solutions
Engineered Materials:
Accelerated depreciation	$—	$—	$—	$3.1	$6.3	Engineered Materials
Employee termination benefits	—	—	—	—	2.7	Engineered Materials
Decommissioning and other	—	(1.4)	—	(0.8)	1.3	Engineered Materials
Asset Restructuring Plan Subtotal	$1.5	$5.8	$3.0	$13.5	$63.1
Transformational Restructuring Program(4)
Employee termination benefits	$—	$—	$—	$—	$6.7
Transformational Restructuring Program Subtotal	$—	$—	$—	$—	$6.7	N/A(2)
Total Restructuring Charges	$7.3	$5.8	$15.9	$13.5
(1)	On August 23, 2023, the Company announced a restructuring plan to optimize its polymethyl methacrylates (“PMMA”) sheet network, primarily in Europe, consolidate manufacturing operations and certain other workforce reductions to streamline its general & administrative network. The Asset Optimization and Corporate Restructuring plan includes closure of certain plants and product lines, including (i) closure of manufacturing operations at the Company’s PMMA cast sheets plant in Bronderslev, Denmark, (ii) closure of manufacturing operations at the Company’s batch polyester tray casting plant in Belen, New Mexico, and (iii) closure of its PMMA extruded sheet production line at its Rho, Italy plant.

On October 26, 2023, the management team of the Company, with authorization from the Company’s Board of Directors, approved additional actions to discontinue styrene production at the Company’s Terneuzen, the Netherlands plant, decommission the styrene plant assets, as well as related workforce reductions.

During the three and six months ended June 30, 2024, the Company incurred employee termination benefit charges, net of $0.2 million and $0.7 million, respectively. The majority of these charges are expected to be paid through second quarter of 2025. During the three and six months ended June 30, 2024, the Company also incurred decommissioning and other charges of $2.6 million and $5.5 million, respectively, as well as contract termination charges of $3.0 million and $6.7 million, respectively.

The Company expects to incur decommissioning and other charges of 9.0 million through the end of 2025.

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

In connection with this restructuring plan, during the three and six months ended June 30, 2024, the Company incurred employee termination benefit charges, net of $0.0 million and $(0.6) million, respectively, contract termination charges of $1.3 million and $3.1 million, respectively, and decommissioning and other charges of $0.2 million and $0.5 million, respectively.

During the three and six months ended June 30, 2023, the Company incurred accelerated depreciation charges of $4.3 million and $8.3 million, respectively, employee termination benefit charges, net of $0.0 million and $(0.6) million, respectively, contract termination charges of $1.8 million and $4.3 million, respectively, and decommissioning and other charges of ($0.3) million and $1.5 million, respectively.

The Company expects to incur incremental contract termination charges of $10.1 million, decommissioning and other charges of $0.3 million, as well as a limited amount of incremental employee termination benefit charges within the Plastics Solution segment, the majority of which is expected to be paid by the end of 2025.

(4)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s strategic initiatives. The transformational restructuring program was completed as of December 31, 2023. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.
(5)	As of January 2024, the Feedstocks segment was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. Asset Optimization charges relate to Terneuzen plant shutdown and Asset Restructuring Plan charges relate to the shutdown of Boehlen site. These charges were previously recognized under Feedstocks segment but will be allocated to Plastics Solutions segment starting January 1, 2024 and onward.
(6)	Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. For the three months ended June 30, 2023, Latex Binders was allocated $0.7 million of accelerated depreciation, $0.3 million of contract termination costs, $0.1 million decommissioning and other charges; Plastics Solutions was allocated $0.9 million of accelerated depreciation, $0.4 million of contract termination costs, $0.1 million decommissioning and other charges; and Polystyrene was allocated $2.7 million of accelerated depreciation, $1.1 million of contract termination costs, $0.2 million decommissioning and other charges.

For the six months ended June 30, 2023, Latex Binders was allocated $0.9 million of accelerated depreciation, $0.7 million of contract termination costs, $0.2 million decommissioning and other charges; Plastics Solutions was allocated $1.1 million of accelerated depreciation, $0.9 million of contract termination costs, $0.1 million decommissioning and other charges; and Polystyrene was allocated $3.2 million of accelerated depreciation, $(0.2)

million employee termination benefits, $2.7 million of contract termination costs, $0.6 million decommissioning and other charges.

Refer to Note 14 for further information regarding the asset retirement obligation. The following table provides a roll forward of the other liability balances associated with the Company’s restructuring activities as of June 30, 2024. Employee termination benefits and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2023	Expenses	Deductions(1)	June 30, 2024
Employee termination benefits	$16.7	$0.1	$(6.9)	$9.9
Contract terminations	—	9.8	(9.8)	—
Decommissioning and other	—	5.5	(5.5)	—
Total	$16.7	$15.4	$(22.2)	$9.9
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 5—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Asset impairment charges (Note 13)	$—	$0.1	$—	$0.4
Goodwill impairment charges (Note 10)	—	349.0	—	349.0
Total	$—	$349.1	$—	$349.4

NOTE 6—INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Effective income tax rate	(42.7)%	6.7%	(21.9)%	9.5%

Provision for income taxes for the three and six months ended June 30, 2024 totaled $20.3 million and $25.7 million, respectively, resulting in an effective tax rate of (42.7)% and (21.9)%, respectively. Benefit from income taxes for the three and six months ended June 30, 2023 totaled $25.1 million and $41.8 million, respectively, resulting in an effective tax rate of 6.7% and 9.5%, respectively.

The most significant drivers of the decrease in the effective income tax rate for the three and six months ended June 30, 2024 compared to the prior year was the increase in losses not anticipated to provide a tax benefit, due to the increase in valuation allowances primarily in the United States and Switzerland recorded in the fourth quarter of 2023, along with the establishment of a valuation allowance in the amount of $13.7 million for the Company’s China Subsidiary recorded in the second quarter 2024. Additionally, in June 2024, the Company increased its reserve in the amount of $3.5 million for unrecognized tax benefits related to its ongoing tax examination in China.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Management believes there is enough negative evidence to determine that it is no longer more likely than not that the net deferred tax assets will be realized in the Company’s China subsidiary as of June 30, 2024. Among this evidence is the cumulative loss, magnitude of business losses in 2023 and 2024, and the current adverse economic conditions. These negative factors combined with no other tax planning strategies identified that could allow the Company to utilize its deferred tax assets, resulted in Management’s decision to establish a full valuation allowance against the net deferred tax asset position, resulting in $13.5 million of additional tax expense recorded in the three and six months ended June 30, 2024.

NOTE 7—EARNINGS PER SHARE

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

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2024	2023	2024	2023
Earnings:
Net loss	$(67.8)	$(349.0)	$(143.3)	$(397.9)
Shares:
Weighted average ordinary shares outstanding	35.3	35.2	35.3	35.1
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—	—	—
Diluted weighted average ordinary shares outstanding	35.3	35.2	35.3	35.1
Loss per share:
Loss per share‒basic	$(1.92)	$(9.93)	$(4.06)	$(11.34)
Loss per share‒diluted	$(1.92)	$(9.93)	$(4.06)	$(11.34)
(1)	Refer to Note 16 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three months and six months ended June 30, 2024 and June 30, 2023, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 8—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2024	2023
Finished goods	$168.4	$162.4
Raw materials and semi-finished goods	200.3	200.9
Supplies	41.7	41.4
Total	$410.4	$404.7

NOTE 9—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales	$492.7	$416.6	$878.7	$859.9
Gross profit	$55.3	$39.1	$66.9	$92.0
Net income	$36.2	$25.8	$32.5	$63.6

As of June 30, 2024 and December 31, 2023, the Company’s investment in Americas Styrenics was $269.0 million and $252.2 million, respectively, which was $10.0 million and $4.8 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 3.3 years as of June 30, 2024. The Company received dividends of $5.0 million from Americas Styrenics during the three and six months ended June 30, 2024 and $10.0 million and $30.0 million during the three and six months ended June 30, 2023, respectively.

NOTE 10—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2023 to June 30, 2024:

	Engineered	Latex	Plastics		Americas
	Materials	Binders	Solutions	Polystyrene	Styrenics	Total
Balance at December 31, 2023	$—	$15.4	$44.0	$4.4	$—	$63.8
Foreign currency impact	—	(0.6)	(1.3)	(0.2)	—	(2.1)
Balance at June 30, 2024	$—	$14.8	$42.7	$4.2	$—	$61.7

As of June 30, 2024 and December 31, 2023, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment.

NOTE 11—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, debt consisted of the following:

			June 30, 2024			December 31, 2023
	Interest Rate as of June 30, 2024	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes	5.125%	April 2029	$447.0	$(10.2)	$436.8	$447.0	$(11.1)	$435.9
2025 Senior Notes (2)	5.375%	September 2025	115.0	(0.4)	114.6	115.0	(0.6)	114.4
Senior Credit Facility
2028 Term Loan B	8.109%	May 2028	725.4	(10.5)	714.9	728.9	(11.8)	717.1
2026 Revolving Facility (3)	Various	May 2026	—	—	—	—	—	—
2028 Refinance Term Loans (2)	13.806%	May 2028	1,043.8	(20.2)	1,023.6	1,046.5	(22.6)	1,023.9
Accounts Receivable Securitization Facility (4)	Various	November 2025	—	—	—	—	—	—
Other indebtedness	Various	Various	8.7	—	8.7	7.2	—	7.2
Total debt			$2,339.9	$(41.3)	$2,298.6	$2,344.6	$(46.1)	$2,298.5
Less: current portion(5)					(22.8)			(20.9)
Total long-term debt, net of unamortized deferred financing fees					$2,275.8			$2,277.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	The 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans.
(3)	As of June 30, 2024, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $29.0 million outstanding letters of credit. As of June 30, 2024, the Company had funds available for borrowing of $93.5 million (net of the applicable $19.0 million outstanding letters of credit as defined in the secured credit agreement), which reflects the borrowing limit imposed by the springing covenant. The springing covenant applies when 30% or more of the 2026 Revolving Facility’s capacity is drawn which then requires the Company to meet a first lien net leverage ratio (as defined in the secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of June 30, 2024, the first lien net leverage ratio was 7.96x and the outstanding borrowings did not exceed the 30% threshold. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(4)	As of June 30, 2024, this facility had a borrowing capacity of $150.0 million, and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable.
(5)	The current portion of long-term debt was primarily related to $18.3 million of the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement. The Company had Liquidity of $346.3 million, comprised of $102.9 million of cash and cash equivalents and approximately $243.5 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $93.5 million and $150.0 million respectively.

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

Accounts Receivable Securitization Facilities

The Company has maintained an accounts receivable securitization facility (the “2010 A/R Facility”) since 2010 for the securitization of trade receivables originated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries (the “Sellers”). The 2010 A/R Facility is funded through the sale of commercial paper by a special purpose finance entity, the proceeds of which fund the purchase of trade receivables from the Sellers. Collection accounts related to the trade receivables are pledged to the special purpose entity, which holds a first priority perfected security interest in such accounts and, as a result, will not be available to the creditors of the Company or its other subsidiaries. The obligations of the Trinseo subsidiaries are also guaranteed by the Company’s subsidiary Trinseo Holding S.à r.l.

On March 28, 2024, the Company amended the 2010 A/R Facility to extend its maturity date to November 2025, as well as other amendments. On July 18, 2024, the Company terminated the 2010 A/R Facility and paid the outstanding facility amount in full. As a result of this termination, the Company will recognize a $0.6 million non-cash loss on extinguishment of debt in the third quarter of 2024, comprised entirely of the write-off of unamortized deferred financing costs.

On July 18, 2024, the Company entered into a new revolving credit facility (the “2024 A/R Facility”) for the securitization of trade receivables originated by the Sellers. The 2024 A/R Facility is funded by a special purpose finance entity, which purchases the trade receivables from the Sellers. The 2024 A/R Facility also has a borrowing limit of $150.0 million and matures in January 2028, with an optional one-year extension. Borrowings under the 2024 A/R Facility bear interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. The Company may terminate the 2024 A/R Facility at any time, subject to a 1.00% call premium prior to January 2027.

Certain fees incurred in connection with issuance of the Receivables Facility are capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet will be amortized over the remaining term of the facility using the straight-line method.

NOTE 12—FINANCIAL INSTRUMENTS AND DERIVATIVES

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

As of June 30, 2024, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $403.9 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2024:

Buy / (Sell)	June 30, 2024
Euro	$(302.2)
Swedish Krona	$21.1
South Korean Won	$(19.9)
Chinese Yuan	$(17.9)
Swiss Franc	$12.5

Open foreign exchange forward contracts as of June 30, 2024 had maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of June 30, 2024.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of June 30, 2024, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of June 30, 2024 had maturities occurring over a period of 6 months and had a notional value of approximately 319 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of June 30, 2024 had maturities occurring over a period of 9 months and had a notional value of approximately 1,085 thousand megawatt hours of natural gas purchases.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(851.6)	$(64.7)	$3.3	$(909.0)	$(40.2)	$2.9

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(2.8)	$—	$—	$(9.7)	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$4.5	$—	$—	$6.0
Commodity economic hedges
Amount of gain (loss) recognized in income	$0.6	$—	$—	$(2.6)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,695.0)	$(127.7)	$(0.5)	$(1,868.2)	$(78.5)	$5.8

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(7.6)	$—	$—	$(16.1)	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$11.8	$—	$—	$(1.8)
Commodity economic hedges
Amount of loss recognized in income	$(1.0)	$—	$—	$(15.0)	$—	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2024 and 2023:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Designated as Cash Flow Hedges
Commodity cash flow hedges	$4.2	$0.2	$6.9	$(9.7)
Total	$4.2	$0.2	$6.9	$(9.7)

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$4.5	$6.0	$11.8	$(1.8)
Remeasurement of foreign currency-denominated assets and liabilities	(3.3)	(2.6)	(12.8)	7.9
Total	$1.2	$3.4	$(1.0)	$6.1

The Company expects to reclassify in the next twelve months an approximate $4.8 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of June 30, 2024, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2024
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$4.8	$—	$—	$4.8
Gross derivative asset position	4.8	—	—	4.8
Less: Counterparty netting	(0.7)	—	—	(0.7)
Net derivative asset position	$4.1	$—	$—	$4.1
Liability Derivatives:
Accounts payable	$(0.7)	$(3.6)	$(4.8)	$(9.1)
Gross derivative liability position	(0.7)	(3.6)	(4.8)	(9.1)
Less: Counterparty netting	0.7	—	—	0.7
Net derivative liability position	$—	$(3.6)	$(4.8)	$(8.4)
Total net derivative position	$4.1	$(3.6)	$(4.8)	$(4.3)

	December 31, 2023
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.3	$—	$—	$0.3
Gross derivative asset position	0.3	—	—	0.3
Less: Counterparty netting	(0.3)	—	—	(0.3)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(4.8)	$(7.2)	$(13.7)	$(25.7)
Other noncurrent obligations	—	(0.9)	(0.7)	(1.6)
Gross derivative liability position	(4.8)	(8.1)	(14.4)	(27.3)
Less: Counterparty netting	0.3	—	—	0.3
Net derivative liability position	$(4.5)	$(8.1)	$(14.4)	$(27.0)
Total net derivative position	$(4.5)	$(8.1)	$(14.4)	$(27.0)

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

Refer to Notes 13 and 18 of the condensed consolidated financial statements for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—Assets	$—	$4.1	$—	$4.1
Commodity economic hedges—(Liabilities)	—	(3.6)	—	(3.6)
Commodity cash flow hedges—(Liabilities)	—	(4.8)	—	(4.8)
Total fair value	$—	$(4.3)	$—	$(4.3)

	December 31, 2023
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(4.5)	$—	$(4.5)
Commodity economic hedges—(Liabilities)	—	(8.1)	—	(8.1)
Commodity cash flow hedges—(Liabilities)	—	(14.4)	—	(14.4)
Total fair value	$—	$(27.0)	$—	$(27.0)

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2023, which were still held as of June 30, 2024. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continued to operate until the fourth quarter of 2022 when the Company decided to close this plant in connection with the asset restructuring plan. Refer to Note 4 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the value of the Boehlen styrene monomer assets are recorded at $3.2 within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2024 and December 31, 2023:

	As of	As of
	June 30, 2024	December 31, 2023
2029 Senior Notes	$173.8	$180.4
2025 Senior Notes	95.0	98.5
2028 Term Loan B	567.6	564.9
2028 Refinance Term Loans	1,099.2	1,087.1
Total fair value	$1,935.6	$1,930.9

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of June 30, 2024 and December 31, 2023.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted against the Company, and the Company does not have any material accrued obligations for any Superfund Sites. As of June 30, 2024 and December 31, 2023, the Company had $1.3 million of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

In connection with the Asset Restructuring Plan as described within Note 4, the Company concluded the Boehlen, Germany site no longer had an indeterminate life. Accordingly, during the fourth quarter of 2022, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated as of June 30, 2024.

Change in asset retirement obligation
Balance at December 31, 2023	$20.2
Obligations incurred and adjustments to estimated obligations	—
Settlements	(3.3)
Accretion expense	0.4
Currency translation adjustment	(0.6)
Balance at June 30, 2024	$16.7

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the current portion was $7.5 million and $10.7 million, respectively, and the long-term portion was $9.2 million and $9.5 million, respectively.

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

The Company believes it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 15—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2024	2023	2024	2023
Net periodic benefit cost
Service cost	$1.9	$2.0	$0.1	$0.1
Interest cost	2.4	1.7	0.2	0.2
Expected return on plan assets	(0.9)	(0.2)	(0.2)	(0.1)
Amortization of prior service credit	(0.1)	(0.1)	—	—
Amortization of net gain	(0.3)	(0.8)	—	—
Net periodic benefit cost	$3.0	$2.6	$0.1	$0.2

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2024	2023	2024	2023
Net periodic benefit cost
Service cost	$4.0	$4.1	$0.2	$0.3
Interest cost	4.8	3.4	0.4	0.4
Expected return on plan assets	(1.9)	(0.3)	(0.4)	(0.3)
Amortization of prior service credit	(0.2)	(0.1)	—	—
Amortization of net (gain) loss	(0.6)	(1.5)	—	—
Net periodic benefit cost	$6.1	$5.6	$0.2	$0.4

The Company had less than $0.2 million of net periodic benefit costs for its other postretirement plans for the three and six months ended June 30, 2024 and 2023.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $193.0 million and $197.0 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.2 million and $3.7 million during the three and six months ended June 30, 2024, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $5.5 million to its defined benefit plans for the remainder of 2024.

NOTE 16—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three months and six months ended June 30, 2024 and 2023, as well as unrecognized compensation cost as of June 30, 2024:

					As of
	Three Months Ended		Six Months Ended		June 30, 2024
	June 30,		June 30,		Unrecognized	Weighted
	2024	2023	2024	2023	Compensation Cost	Average Years
RSUs	$1.5	$2.2	$3.9	$7.0	$5.9	1.3
Options	0.2	0.7	1.0	3.3	0.8	1.0
PSUs	0.7	0.9	1.3	1.7	4.1	1.8
Restricted Cash Units ("RCUs")	0.2	—	2.2	—	2.4 (1)	1.7
Total share-based compensation expense	$2.6	$3.8	$8.4	$12.0
(1)	Unrecognized Compensation Cost related to RCU awards as of June 30, 2024 is calculated using the stock price as of June 30, 2024.

The following table summarizes awards granted and the respective weighted average grant date fair value for the six months ended June 30, 2024:

	Six Months Ended
	June 30, 2024
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	1,057,062	$3.64
Options	319,407	2.48
PSUs	575,475	2.81
RCUs	1,074,119	4.85

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the six months ended June 30, 2024:

Six Months Ended
June 30, 2024
Expected term (in years)	5.50
Expected volatility	64.12%
Risk-free interest rate	4.28%
Dividend yield	0.73%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the six months ended June 30, 2024, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the six months ended June 30, 2024:

Six Months Ended
June 30, 2024
Expected term (in years)	3.00
Expected volatility	65.40%
Risk-free interest rate	4.40%
Share price	$4.37

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

Restricted Cash Units (RCUs)

In the six months ending June 30, 2024, 1,074,119 restricted cash units ("RCUs") were awarded to certain employees and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment. In general, RCUs vest in equal installments each year over 3 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. Certain awards are subject to a specified price floor. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation-Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. The liability associated with the RCUs is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. No RCU awards were vested in the three and six months ending June 30, 2024 while 7,680 RCU awards were forfeited in the three and six months ending June 30, 2024.

NOTE 17—SEGMENTS AND GEOGRAPHIC INFORMATION

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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and six months ended June 30, 2024 and 2023. Asset and intersegment sales information by reporting segment are not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three and six months ended June 30, 2024 and 2023.

	Engineered	Latex	Plastics		Americas	Total Segment
Three Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Styrenics	Adjusted EBITDA
June 30, 2024	$25.2	$25.6	$16.3	$6.6	$15.6	$89.3
June 30, 2023	$11.8	$23.5	$24.6	$1.7	$12.5	$74.1

	Engineered	Latex	Plastics		Americas	Total Segment
Six Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Styrenics	Adjusted EBITDA
June 30, 2024	$29.5	$51.3	$39.0	$19.2	$21.8	$160.8
June 30, 2023	$0.1	$47.5	$48.2	$10.6	$30.1	$136.5
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

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Loss before income taxes	$(47.5)	$(374.1)	$(117.6)	$(439.7)
Interest expense, net	64.7	40.2	127.7	78.5
Depreciation and amortization	46.6	52.5	91.6	108.5
Corporate Unallocated(2)	22.5	17.3	49.0	43.4
Adjusted EBITDA Addbacks(3)	3.0	338.2	10.1	345.8
Segment Adjusted EBITDA	$89.3	$74.1	$160.8	$136.5

(2)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(3)	Adjusted EBITDA addbacks for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net gain on disposition of businesses and assets (a)	$(3.5)	$(16.3)	$(7.1)	$(16.3)
Restructuring and other charges (Note 4)	4.0	1.5	13.4	5.2
Asset impairment charges or write-offs (Note 13)	—	1.3	—	1.6
Goodwill impairment charges (Note 10)	—	349.0	—	349.0
Other items (b)	2.5	2.7	3.8	6.3
Total Adjusted EBITDA Addbacks	$3.0	$338.2	$10.1	$345.8
(a)	In June 2024, the Company entered into an agreement to sell certain European emission certifications the Company no longer intends to utilize for a cash consideration of approximately $3.5 million, which was entirely recorded as a pre-tax gain on sale within “Other expense (income), net” in the condensed consolidated statements of operations during the three and six months ended June 30, 2024. In March 2024, the Company entered into two separate agreements to sell its land, buildings and equipment in Bronderslev, Denmark and Belen, New Mexico for gross cash consideration of approximately $4.7 million. The Company recorded pre-tax gain on sales of $3.6 million during the six months ended June 30, 2024, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

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

(b)	Other items for the three and six months ended June 30, 2024 and 2023 primarily relate to costs incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three and six months ended June 30, 2023 also relate to our transition to a new enterprise resource planning system.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2024 and 2023	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of March 31, 2024	$(153.7)	$16.7	$(0.4)	$(137.4)
Other comprehensive income (loss)	(4.4)	—	2.3	(2.1)
Amounts reclassified from AOCI to net income(1)	—	(0.4)	2.5	2.1
Balance as of June 30, 2024	$(158.1)	$16.3	$4.4	$(137.4)

Balance as of March 31, 2023	$(140.7)	$29.3	$(16.5)	$(127.9)
Other comprehensive loss	(8.6)	—	(8.5)	(17.1)
Amounts reclassified from AOCI to net income(1)	—	(0.8)	8.7	7.9
Balance as of June 30, 2023	$(149.3)	$28.5	$(16.3)	$(137.1)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2024 and 2023	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
Other comprehensive income (loss)	(16.2)	—	2.4	(13.8)
Amounts reclassified from AOCI to net income(1)	—	(0.8)	6.8	6.0
Balance as of June 30, 2024	$(158.1)	$16.3	$4.4	$(137.4)

Balance at December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive income (loss)	1.9	—	(21.7)	(19.8)
Amounts reclassified from AOCI to net income(1)	—	(0.5)	14.5	14.0
Balance as of June 30, 2023	$(149.3)	$28.5	$(16.3)	$(137.1)

(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Statements of Operations
AOCI Components	2024	2023	2024	2023	Classification
Cash flow hedging items
Commodity cash flow hedges	$2.8	$9.7	$7.6	$16.1	Cost of sales
Total before tax	2.8	9.7	7.6	16.1
Tax effect	(0.3)	(1.0)	(0.8)	(1.6)	Provision for (benefit from) income taxes
Total, net of tax	$2.5	$8.7	$6.8	$14.5

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.1)	$(0.1)	$(0.2)	$—	(a)
Net actuarial gain	(0.5)	(1.0)	(0.9)	(0.7)	(a)
Total before tax	(0.6)	(1.1)	(1.1)	(0.7)
Tax effect	0.2	0.3	0.3	0.2	Provision for (benefit from) income taxes
Total, net of tax	$(0.4)	$(0.8)	$(0.8)	$(0.5)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 15).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2024 Year-to-Date Highlights

During the three and six months ended June 30, 2024, Trinseo recognized net loss of $67.8 million and $143.3 million, respectively, and Adjusted EBITDA of $66.8 million and $111.8 million, respectively. While Adjusted EBITDA for the quarter is the highest since second quarter 2022, continued persistent underlying demand weakness has been experienced across all reporting segments, especially in polystyrene and ABS. The impact of these conditions to operating performance was mitigated from lower costs, commercial actions and the asset restructuring initiatives that were announced in the fourth quarter of 2022 and the second half of 2023. In addition, we have seen significant improvement in our Engineered Materials segment, with second quarter 2024 sales volumes and Adjusted EBITDA achieving the highest levels since the second quarter of 2022. The Company continues to have access to capital resources through the refinancings of our debt structure, including the A/R facilities, with the majority of long-term debt maturities beginning in May 2028. Refer to the “Capital Resources and Liquidity” section below for further information.

Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Changes to the Accounts Receivable Securitization Facilities

The Company has maintained an accounts receivable securitization facility since 2010 (the “2010 A/R Facility”) for the securitization of trade receivables originated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries. On March 28, 2024, the Company amended the 2010 A/R Facility to extend the maturity date to November 2025, in addition to other amendments. On July 18, 2024 the Company terminated the 2010 A/R Facility and paid the outstanding facility amount in full. As a result of this termination, the Company will recognize a $0.6 million non-cash loss on extinguishment of debt in the third quarter of 2024, comprised entirely of the write-off of unamortized deferred financing costs.

On July 18, 2024, the Company entered into a revolving credit facility (the “2024 A/R Facility”), which has a borrowing limit of $150.0 million and matures in January 2028 with an optional one-year extension. Borrowings under the 2024 A/R Facility incurs interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness.

Exploration for Divestiture of Americas Styrenics

In March 2024, the Company announced it commenced a sale process for the Company’s interest in Americas Styrenics, via the initiation of an ownership exit provision in the joint venture agreement. Trinseo and Chevron Phillips Chemical Company LP, co-owners of Americas Styrenics, have decided to pursue a joint sale process, which is, in the ordinary course, expected to lead to a definitive agreement in first half of 2025.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2024	%	2023	%	2024	%	2023	%
Net sales	$920.0	100%	$962.6	100%	$1,824.0	100%	$1,958.9	100%
Cost of sales	851.6	93%	909.0	94%	1,695.0	93%	1,868.2	95%
Gross profit	68.4	7%	53.6	6%	129.0	7%	90.7	5%
Selling, general and administrative expenses	70.1	8%	53.8	6%	140.2	8%	138.5	7%
Equity in earnings of unconsolidated affiliate	15.6	2%	12.5	1%	21.8	1%	30.2	2%
Impairment and other charges	—	—%	349.1	36%	—	—%	349.4	18%
Operating income (loss)	13.9	1%	(336.8)	(35)%	10.6	—%	(367.0)	(18)%
Interest expense, net	64.7	7%	40.2	4%	127.7	7%	78.5	4%
Other expense (income), net	(3.3)	—%	(2.9)	—%	0.5	—%	(5.8)	—%
Loss before income taxes	(47.5)	(6)%	(374.1)	(39)%	(117.6)	(7)%	(439.7)	(22)%
Provision for (benefit from) income taxes	20.3	2%	(25.1)	(3)%	25.7	1%	(41.8)	(2)%
Net loss	$(67.8)	(8)%	$(349.0)	(36)%	$(143.3)	(8)%	$(397.9)	(20)%

Three Months Ended – June 30, 2024 vs. June 30, 2023

Net Sales

Net sales decreased 4% year-over-year. Lower sales volumes in Polystyrene, Plastics Solutions and Latex Binders were partially offset by higher sales volumes in Engineered Materials, which resulted in a 6% decrease in net sales.

Cost of Sales

The 6% decrease in cost of sales was primarily attributable to a 4% decrease from lower utilities, and a 3% decrease due to lower sales volume.

Gross Profit

The increase in gross profit of 28% was primarily due to prior year unfavorable impacts from natural gas hedges and lower plant utilization in the prior year. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $16.3 million, or 30%, increase in SG&A was primarily due to the pre-tax gain on sale of $14.4 million for the land, buildings, and equipment of the Matamoras, Mexico site reducing the prior year SG&A. Additionally contributing to the overall increase was an increase of $4.1 million associated with an increase in external spend, and a $2.4 million increase in restructuring costs. Offsetting these increased costs was a $2.8 million decrease in depreciation and amortization expense from previously announced restructuring activities as well as decrease in employee compensation related accruals of $2.0 million.

Equity in Earnings of Unconsolidated Affiliate

The increase in equity earnings from Americas Styrenics of $3.1 million was due to higher styrene margins resulting in higher equity earnings.

Impairment and Other Charges

During the three months ended June 30, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit. Additionally, the Company recorded impairment charges of $0.1 million related to our Boehlen styrene monomer assets, as described within Note 13 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $24.5 million, or 61%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt, specifically related to the 2028 Refinance Loans compared to the 2024 Term Loan B. Refer to Note 11 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other income, net for the three months ended June 30, 2024 was $3.3 million, which was primarily driven by a gain of $3.5 million related to the sale of certain European emission certifications the Company no longer intends to utilize and net foreign exchange transaction gains of $1.2 million, related to our balance sheet hedging program. These gains were partially offset by $1.1 million of expense related to the non-service cost components of net periodic benefit cost.

Other income, net for the three months ended June 30, 2023 was $2.9 million, which was primarily driven by net foreign exchange transaction gains of $3.4 million, related to our balance sheet hedging program.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended June 30, 2024 totaled $20.3 million, resulting in an effective tax rate of (42.7)%. Benefit from income taxes for the three months ended June 30, 2023 totaled $(25.1) million, resulting in an effective tax rate of 6.7%.

The increase in provision for income taxes for the three months ended June 30, 2024 is primarily driven by the increase in losses in the United States and Switzerland that are not anticipated to provide a tax benefit, a $13.5 million increase in valuation allowance on deferred tax assets in China as well as a decrease in operating losses.

Six Months Ended – June 30, 2024 vs. June 30, 2023

Net Sales

Net sales decreased 7% year-over-year. Lower selling prices resulted in a 3% decrease from the pass through of lower raw material costs and pressure from weak polystyrene and acrylonitrile-butadiene-styrene (“ABS”) market conditions. Additionally, a decrease of 4% was related to lower sales volume primarily in the Polystyrene and Plastics Solutions segments.

Cost of Sales

The 9% decrease in cost of sales was primarily attributable to a 4% decrease from lower utilities mainly as a result of the closure of the Terneuzen, the Netherlands styrene facility, and a 3% decrease related to lower sales volumes.

Gross Profit

The increase in gross profit of 42% was primarily due to prior year unfavorable impacts from natural gas hedges and lower plant utilization in the prior year. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $1.7 million, or 1%, increase in SG&A was primarily due to a $8.1 million increase in restructuring costs and a $9.2 million increase due to various pre-tax gains on asset sales. Offsetting these increases was a decrease of $8.1 million in depreciation and amortization expense from previously announced restructuring activities, a decrease of $1.9 million in costs associated with the Company’s strategic initiatives, including the exploration of a potential divestiture of our styrenics business, and a $3.9 million decrease in employee compensation related accruals.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $8.4 million was due to a planned turnaround at its largest styrene production facility during the first quarter of the current year.

Impairment and Other Charges

During the six months ended June 30, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit. Additionally, the Company recorded impairment charges of $0.4 million related to our Boehlen styrene monomer assets, as described within Note 13 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $49.2 million, or 63%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt, specifically related to the 2028 Refinance Loans compared to the 2024 Term Loan B. Refer to Note 11 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other expense, net for the six months ended June 30, 2024 was $0.5 million, which included $2.1 million of expense related to the non-service cost components of net periodic benefit cost as well as net foreign exchange transaction losses of $1.0 million, related to our balance sheet hedging program.

Other income, net for the six months ended June 30, 2023 was $5.8 million, which was primarily driven by net foreign exchange transaction gains of $6.1 million, related to our balance sheet hedging program.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the six months ended June 30, 2024 totaled $25.7 million, resulting in an effective tax rate of (21.9)%. Benefit from income taxes for the six months ended June 30, 2023 totaled $41.8 million, resulting in an effective tax rate of 9.5%.

The increase in provision for income taxes for the six months ended June 30, 2024 is primarily driven by the increase in losses in the United States and Switzerland that are not anticipated to provide a tax benefit, a $13.5 million increase in valuation allowance on deferred tax assets in China as well as a decrease in operating losses.

Outlook

Positive earnings momentum from the end of the first quarter continued through the second quarter as expected resulting in our highest Adjusted EBITDA quarter since the first half of 2022. Third quarter market conditions are expected to be similar to the second quarter, with continued MMA market tightness, and seasonal improvements expected for many of our building and construction and consumer electronics applications. The Company’s forecasted financial results also reflect the benefit of previously announced asset restructuring initiatives and management will continue to evaluate the potential for additional profitability improvement actions.

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

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2024 and 2023. Inter-segment sales have been eliminated. Refer to Note 17 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the first quarter of 2024, as described in Note 17 of the condensed consolidated financial statements.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$230.1	$206.2	12%	$419.3	$412.4	2%
Adjusted EBITDA	$25.2	$11.8	114%	$29.5	$0.1	29,400%
Adjusted EBITDA margin	11%	6%		7%	0%

Three Months Ended – June 30, 2024 vs. June 30, 2023

The 12% increase in net sales was primarily attributable to a 17% increase due to higher sales volumes from PMMA Resins, Rigid Compounds and MMA. This increase was partially offset by a 5% decrease from lower price due to a higher percentage of MMA sales in the current year.

The $13.4 million, or 114%, increase in Adjusted EBITDA was due to higher sales volumes of $8.9 million, or 75%, and higher margins of $6.3 million, or 53%.

Six Months Ended – June 30, 2024 vs. June 30, 2023

The 2% increase in net sales was primarily attributable to a 10% increase due to higher sales volumes from PMMA Resins and MMA. This was partially offset by a 9% decrease due to lower pricing from raw material pass-through.

The $29.4 million increase in Adjusted EBITDA was primarily due to an increase of $8.4 million from higher sales volumes from PMMA Resins and MMA. Lower fixed costs from manufacturing cost under absorption in the prior year also resulted in a $8.9 million increase, and an increase of $14.1 million due to higher margins.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$252.4	$254.8	(1)%	$493.9	$503.8	(2)%
Adjusted EBITDA	$25.6	$23.5	9%	$51.3	$47.5	8%
Adjusted EBITDA margin	10%	9%		10%	9%

Three Months Ended – June 30, 2024 vs. June 30, 2023

The 1% decrease in net sales was primarily attributable to a 5% decrease due to lower sales volumes in Europe paper and carpet applications. This was partially offset by a 4% impact from higher prices from the pass-through of higher raw material costs.

The $2.2 million, or 9%, increase in Adjusted EBITDA was primarily due to a $0.9 million, or 4%, higher margins as the result of pricing actions in Europe and North America. An increase of $4.3 million, or 18%, was attributable to lower fixed costs, which was partially offset by a $2.8 million, or 12%, decrease due to lower sales volume.

Six Months Ended – June 30, 2024 vs. June 30, 2023

The 2% decrease in net sales was primarily due to a 1% decrease from lower price from the pass-through of lower raw material costs, and a 1% impact from lower volumes in carpet applications.

The $3.9 million, or 8%, increase in Adjusted EBITDA was primarily due to a $2.9 million, or 6%, higher margins as the result of pricing actions in Europe and North America.

Plastics Solutions Segment

Our Plastics Solutions segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our ABS, styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$262.7	$281.6	(7)%	$528.4	$581.9	(9)%
Adjusted EBITDA	$16.3	$24.6	(34)%	$39.0	$48.2	(19)%
Adjusted EBITDA margin	6%	9%		7%	8%

Three Months Ended – June 30, 2024 vs. June 30, 2023

Net sales decreased by 7% year-over-year, primarily due to a 5% decrease from lower volume from a planned polycarbonate turnaround and a 1% decrease from lower price.

The $8.3 million, or 34%, decrease in Adjusted EBITDA was primarily due to a $5.4 million decrease, or 22%, due to lower polycarbonate volumes and an unfavorable net timing variance from decreasing styrene costs during the quarter.

Six Months Ended – June 30, 2024 vs. June 30, 2023

Net sales decreased by 9% year-over-year, primarily due to a 5% decrease from lower pricing due to weaker market conditions in ABS. In addition, sales decreased 5% due to lower sales volume in polycarbonate.

The $9.2 million, or 19%, decrease in Adjusted EBITDA was primarily due to a $8.7 million, or 18%, decrease in sales volume mainly in polycarbonate.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$174.8	$220.0	(21)%	$382.4	$460.8	(17)%
Adjusted EBITDA	$6.6	$1.7	288%	$19.2	$10.6	81%
Adjusted EBITDA margin	4%	1%		5%	2%

Three Months Ended – June 30, 2024 vs. June 30, 2023

Net sales decreased by 21% year-over-year primarily due to a 28% decrease in sales volumes as the result of customer destocking amid a declining price environment, an intentional reduction of low-margin sales to optimize sales mix as well as lower styrene-related sales following the closure of the styrene production facility in Terneuzen, the Netherlands in 2023. Partially offsetting this was an 8% increase from higher pricing from the pass-through of higher styrene costs.

The $4.9 million, or 288%, increase in Adjusted EBITDA was primarily due to an increase of $7.7 million due to higher margins, and lower fixed costs resulted in an increase of $2.6 million. This was partially offset by a decrease of $5.3 million due to lower sales volume.

Six Months Ended – June 30, 2024 vs. June 30, 2023

Net sales decreased by 17% year-over-year. Lower sales volumes due to lower styrene-related sales and, to a lesser extent, polystyrene sales led to a 20% decrease in net sales from the prior year. Offsetting this was a 2% increase from higher pricing, primarily due to pressure from weaker market conditions in Europe.

The $8.6 million, or 81%, increase in Adjusted EBITDA was primarily due to an increase of $9.7 million, or 92%, due to higher margins, and lower fixed costs resulted in an increase of $5.7 million. This was partially offset by a decrease of $7.0 million, or 66%, due to lower sales volume.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Adjusted EBITDA*	$15.6	$12.5	25%	$21.8	$30.1	(28)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – June 30, 2024 vs. June 30, 2023

The increase in Adjusted EBITDA was mainly due to better styrene margins in the current year.

Six Months Ended – June 30, 2024 vs. June 30, 2023

The decrease in Adjusted EBITDA was mainly due to a planned turnaround at its largest styrene production facility in the first quarter of the current year.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net loss	$(67.8)	$(349.0)	$(143.3)	$(397.9)
Interest expense, net	64.7	40.2	127.7	78.5
Provision for (benefit from) income taxes	20.3	(25.1)	25.7	(41.8)
Depreciation and amortization	46.6	52.5	91.6	108.5
EBITDA(a)	$63.8	$(281.4)	$101.7	$(252.7)
Net gain on disposition of businesses and assets(b)	(3.5)	(16.3)	(7.1)	(16.3)
Restructuring and other charges(c)	4.0	1.5	13.4	5.2
Asset impairment charges or write-offs(d)	—	1.3	—	1.6
Goodwill impairment charges(g)	—	349.0	—	349.0
Other items(e)	2.5	2.7	3.8	6.3
Adjusted EBITDA	$66.8	$56.8	$111.8	$93.1
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Amounts for the three and six months ended June 30, 2024 primarily relate to the sale of the Belen, New Mexico and Bronderslev, Denmark manufacturing facilities. Refer to Note 4 in the condensed consolidated financial statements for further information.
(c)	Amounts for the three and six months ended June 30, 2024 and 2023 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.

(d)	Amounts for the three and six months ended June 30, 2023 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 12 in the condensed consolidated financial statements.
(e)	Other items for the three and six months ended June 30, 2024 and 2023 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the potential divestiture of our styrenics business and our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2024 and 2023. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(108.1)	$101.9
Investing activities	(21.7)	(13.3)
Financing activities	(19.8)	(31.7)
Effect of exchange rates on cash	(3.6)	0.9
Net change in cash, cash equivalents, and restricted cash	$(153.2)	$57.8

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 totaled $108.1 million, which was partially offset by $5.0 million of dividends received from Americas Styrenics. While the working capital increase was expected, the $36 million build was higher than our typical seasonal working capital build due to significantly higher styrene costs.

Net cash provided by operating activities during the six months ended June 30, 2023 totaled $101.9 million, which included $30.0 million of dividends received from Americas Styrenics. Although operating results continued to be challenged by customer destocking and macroeconomic conditions, which resulted in reduced customer demand and negative earnings, there was a significant working capital release during the first half of 2023. This working capital release was primarily a result of targeted inventory control actions and cash improvement initiatives.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 totaled $21.7 million, which was primarily attributable to capital expenditures of $29.9 million offset by proceeds from the sale of other assets of $8.2 million.

Net cash used in investing activities during the six months ended June 30, 2023 totaled $13.3 million, which was primarily attributable to capital expenditures of $35.6 million offset by proceeds from the sale of business and other assets of $22.3 million.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024 totaled $19.8 million. This activity was primarily due to $9.1 million in debt repayments, $0.9 million of dividends paid, and $8.8 million of net repayments of short-term borrowings. During the six months the Company drew and fully repaid $200.4 million in proceeds from the A/R Facility, principally related to funding working capital through the quarter.

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

	Six Months Ended
	June 30,
(in millions)	2024	2023
Cash provided by (used in) operating activities	$(108.1)	$101.9
Capital expenditures	(29.9)	(35.6)
Free Cash Flow	$(138.0)	$66.3

Refer to the discussion above for significant impacts to cash provided by (used in) operating activities for the six months ended June 30, 2024 and 2023.

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

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans. Liquidity is defined under the 2028 Refinance Credit Agreement as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement. As of June 30, 2024, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement.

As of June 30, 2024, the Company had Liquidity of $346.3 million, comprised of $102.9 million of cash and cash equivalents and approximately $243.5 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $93.5 million and $150.0 million respectively. At June 30, 2024 and December 31, 2023, we had $2,339.9 million and $2,344.6 million, respectively, in outstanding indebtedness and $431.8 million and $521.5 million, respectively, in working capital. In addition, as of June 30, 2024 and December 31, 2023, we had $71.9 million and $161.4 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of June 30, 2024 and December 31, 2023 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2024			December 31, 2023
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Senior Notes	$447.0	5.1%	$12.4	$447.0	5.1%	$24.8
2025 Senior Notes	115.0	5.4%	3.3	115.0	5.4%	21.4
Senior Credit Facility
2024 Term Loan B	—	—%	—	—	—%	34.1
2028 Term Loan B	725.4	8.1%	31.5	728.9	8.2%	59.9
2026 Revolving Facility	—	—%	1.2	—	—%	2.3
2028 Refinance Term Loans	1,043.8	13.8%	79.6	1,046.5	13.8%	50.4
Accounts Receivable Securitization Facility	—	6.5%	1.7	—	—%	1.3
Other indebtedness	8.7	4.6%	0.3	7.2	6.5%	0.4
Total	$2,339.9		$130.0	$2,344.6		$194.6

As of June 30, 2024, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million and $29.0 million outstanding letters of credit. The 2026 Revolving Facility contains a springing covenant which, if not met, limits our borrowing to 30% of the maximum available capacity under the 2026 Revolving Facility. This covenant requires the Company to meet a first lien net leverage ratio (as defined in our secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of June 30, 2024, the first lien net leverage ratio was 7.96x, and as such, the Company had $93.5 million of funds available for borrowing (net of $19.0 million outstanding letters of credit as defined in the secured credit agreement). Further, as of June 30, 2024, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2028 Term Loan B is SOFR plus 2.50% (subject to a 0.00% SOFR floor).

As of June 30, 2024, our 2028 Refinance Term Loans (with original principal of $1,077.3 million, maturing in May 2028), issued under the 2028 Refinance Credit Agreement, have a stated interest rate plus 8.50% (subject to a 3.00% SOFR floor), and were issued at a 3.0% original issue discount. On July 1, 2024, the Company executed the payment in kind election (“PIK Interest Election”) on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable in the amount of $12.5 million, thereby capitalizing $14.2 million to principal payments due at maturity. Under the terms of the 2028 Refinance Credit Agreement, through September 8 2025, the Company may execute quarterly, at its discretion, the PIK Interest Election to defer a portion of interest margin payable and the converted principal is subject to an additional 1.00% margin.

During the six months ended June 30, 2024, the Company made $5.4 million and $3.8 million of net principal payments related to the 2028 Refinance Term Loans and the 2028 Term Loan B, respectively, and as of June 30, 2024, the Company’s has an additional $18.3 million of scheduled future payments classified within current debt on consolidated balance sheet related to both the 2028 Refinance Term Loans and the 2028 Term Loan B.

As of June 30, 2024, our 2025 Senior Notes, as issued under the Indenture executed in 2017, include $115.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices.

As of June 30, 2024, our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $500.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2021.

These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices.

We also continue to maintain an accounts receivable securitization facility. On March 28, 2024, the Company extended the maturity date of the 2010 A/R Facility to November 2025 and then on July 18, 2028 the Company terminated the 2010 A/R Facility and replaced it with a new 2024 A/R Facility. The borrowing limit under the 2010 A/R Facility was $150.0 million. The 2010 A/R Facility contained standard representations, warranties and covenants, as well as standard termination or perfection events including those relating to (i) insolvency of the Company or certain of its subsidiaries, (ii) cross acceleration, and (iii) failure to maintain at least $250.0 million of liquidity after May 25, 2025. The 2010 A/R Facility incurred fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper or other benchmark rates until November 18, 2024, at which time the fixed interest charges would have increased to 3.50%.

The new 2024 A/R Facility borrowing limit is $150 million and bears interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75%, and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. The Company may terminate the 2024 A/R Facility at any time, subject to a 1.00% call premium prior to January 2027. There is no minimum liquidity covenant associated with the 2024 A/R Facility.

As of June 30, 2024, there were no amounts outstanding under the 2010 A/R Facility and the Company had approximately $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable. During the three months the Company drew and fully repaid $200.4 million in proceeds from the 2010 A/R Facility. Refer to Note 11 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the six months ended June 30, 2024, the Company declared dividends of $0.01 per ordinary share, totaling $0.3 million, all of which was accrued as of June 30, 2024 and was paid in July 2024. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

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

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A – Risk Factors of our Annual Report, as well as risk factors included in Part II, Item 1A herein. As of June 30, 2024, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended June 30, 2024, see “Litigation Matters” in Note 14 to our condensed consolidated financial statements.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

10.1

Credit and Security Agreement, dated July 18, 2024, among Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, KKR Credit Advisors (US) LLC, GLAS USA LLC, GLAS Americas LLC, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2024).*

10.2*

Deed of Release and Termination, dated July 18, 2024, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Altuglas LLC, Aristech Surfaces, LLC, Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 22, 2024).

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

Date: August 7, 2024

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)