Form 10-Q
period 2024-09-30
Trinseo PLC
filed 2024-11-07
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 25, 2024, there were 35,401,678 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2024

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, our ability to successfully implement proposed restructuring initiatives, including the closure of certain plants and product lines, and to successfully generate cost savings through restructuring and cost reduction initiatives; our ability to successfully execute our business and transformation strategy; the timing of, and our ability to complete, a sale of our interest in Americas Styrenics; increased costs or disruption in the supply of raw materials; deterioration of our credit profile limiting our access to commercial credit; increased energy costs; compliance with laws and regulations impacting our business; any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges; conditions in the global economy and capital markets; our current and future levels of indebtedness and our ability to service, repay or refinance our indebtedness; our ability to meet the covenants under our existing indebtedness; our ability to generate cash flows from operations and achieve our forecasted cash flows; and those discussed in our Annual Report filed with the SEC on February 23, 2024 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$165.3	$259.1
Accounts receivable, net of allowances (September 30, 2024: $9.4; December 31, 2023: $6.7)	474.5	490.8
Inventories	434.8	404.7
Other current assets	45.1	39.5
Total current assets	1,119.7	1,194.1
Investments in unconsolidated affiliate	263.0	252.2
Property, plant and equipment, net of accumulated depreciation (September 30, 2024: $836.3; December 31, 2023: $778.2)	617.3	643.7
Other assets
Goodwill	64.6	63.8
Other intangible assets, net	633.0	693.9
Right-of-use assets – operating, net	65.6	65.3
Deferred income tax assets	33.2	44.3
Deferred charges and other assets	86.4	71.9
Total other assets	882.8	939.2
Total assets	$2,882.8	$3,029.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$211.7	$20.9
Accounts payable	392.1	449.7
Current lease liabilities – operating	13.8	16.3
Income taxes payable	6.7	10.9
Accrued expenses and other current liabilities	189.9	174.8
Total current liabilities	814.2	672.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,187.3	2,277.6
Noncurrent lease liabilities – operating	54.3	51.7
Deferred income tax liabilities	41.1	43.5
Other noncurrent obligations	265.9	251.8
Total noncurrent liabilities	2,548.6	2,624.6
Commitments and contingencies (Note 14)
Shareholders’ equity
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (September 30, 2024: 39.5 shares issued and 35.4 shares outstanding; December 31, 2023: 39.4 shares issued and 35.2 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (September 30, 2024: 0.025 shares issued and outstanding; December 31, 2023: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	512.3	504.2
Treasury shares, at cost (September 30, 2024: 4.1 shares; December 31, 2023: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(674.6)	(443.0)
Accumulated other comprehensive loss	(118.1)	(129.6)
Total shareholders’ equity	(480.0)	(268.0)
Total liabilities and shareholders’ equity	$2,882.8	$3,029.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$867.7	$879.0	$2,691.7	$2,837.9
Cost of sales	787.1	847.7	2,482.1	2,715.9
Gross profit	80.6	31.3	209.6	122.0
Selling, general and administrative expenses	97.0	66.6	237.2	205.1
Equity in earnings of unconsolidated affiliate	4.0	19.0	25.8	49.2
Impairment and other charges	—	0.1	—	349.5
Operating loss	(12.4)	(16.4)	(1.8)	(383.4)
Interest expense, net	72.3	46.6	200.0	125.1
Loss on extinguishment of long-term debt	0.6	6.3	0.6	6.3
Other income, net	(1.4)	(13.2)	(0.9)	(19.0)
Loss before income taxes	(83.9)	(56.1)	(201.5)	(495.8)
Provision for (benefit from) income taxes	3.4	(17.7)	29.1	(59.5)
Net loss	$(87.3)	$(38.4)	$(230.6)	$(436.3)
Weighted average shares‒basic	35.4	35.2	35.3	35.1
Net loss per share‒basic:	$(2.47)	$(1.09)	$(6.53)	$(12.42)
Weighted average shares‒diluted	35.4	35.2	35.3	35.1
Net loss per share‒diluted:	$(2.47)	$(1.09)	$(6.53)	$(12.42)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(87.3)	$(38.4)	$(230.6)	$(436.3)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	19.0	(12.8)	2.8	(10.9)
Net gain (loss) on cash flow hedges (net of tax of $(0.3), $2.1, $(2.6), $0.4)	1.8	6.3	11.0	(0.9)
Pension and other postretirement benefit plans:
Net loss arising during period	(0.3)	—	(0.3)	—
Amounts reclassified from accumulated other comprehensive loss	(1.2)	(1.5)	(2.0)	(2.0)
Total other comprehensive income (loss), net of tax	19.3	(8.0)	11.5	(13.8)
Comprehensive loss	$(68.0)	$(46.4)	$(219.1)	$(450.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)
Net loss	—	—	—	—	—	—	—	—	(75.5)	(75.5)
Other comprehensive loss	—	—	—	—	—	—	—	(7.8)	—	(7.8)
Share-based compensation activity	0.1	—	—	—	—	3.6	—	—	—	3.6
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 31, 2024	35.3	4.1	—	$0.4	$—	$507.8	$(200.0)	$(137.4)	$(518.8)	$(348.0)
Net loss	—	—	—	—	—	—	—	—	(67.8)	(67.8)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Share-based compensation activity	0.1	—	—	—	—	2.3	—	—	—	2.3
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2024	35.4	4.1	—	$0.4	$—	$510.1	$(200.0)	$(137.4)	$(586.9)	$(413.8)
Net loss	—	—	—	—	—	—	—	—	(87.3)	(87.3)
Other comprehensive income	—	—	—	—	—	—	—	19.3	—	19.3
Share-based compensation activity	—	—	—	—	—	2.2	—	—	—	2.2
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at September 30, 2024	35.4	4.1	—	$0.4	$—	$512.3	$(200.0)	$(118.1)	$(674.6)	$(480.0)

	Shares			Shareholders' Equity
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(48.9)	(48.9)
Other comprehensive income	—	—	—	—	—	—	—	3.4	—	3.4
Share-based compensation activity	0.1	—	—	—	—	6.6	—	—	—	6.6
Dividends on ordinary shares ($0.14 per share)	—	—	—	—	—	—	—	—	(5.2)	(5.2)
Balance at March 31, 2023	35.2	4.1	—	$0.4	$—	$493.3	$(200.0)	$(127.9)	$210.4	$376.2
Net loss	—	—	—	—	—	—	—	—	(349.0)	(349.0)
Other comprehensive loss	—	—	—	—	—	—	—	(9.2)	—	(9.2)
Share-based compensation activity	—	—	—	—	—	3.5	—	—	—	3.5
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2023	35.2	4.1	—	$0.4	$—	$496.8	$(200.0)	$(137.1)	$(138.9)	$21.2
Net loss	—	—	—	—	—	—	—	—	(38.4)	(38.4)
Other comprehensive loss	—	—	—	—	—	—	—	(8.0)	—	(8.0)
Share-based compensation activity	—	—	—	—	—	4.1	—	—	—	4.1
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 30, 2023	35.2	4.1	—	$0.4	$—	$500.9	$(200.0)	$(145.1)	$(177.6)	$(21.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(230.6)	$(436.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	139.9	146.7
Amortization of deferred financing fees and issuance discount	11.8	7.3
Deferred income tax (benefit)	8.7	(101.5)
Share-based compensation expense	11.8	16.1
Earnings of unconsolidated affiliate, net of dividends	(10.8)	5.8
Unrealized net gain on foreign exchange forward contracts	(1.0)	(21.6)
Unrealized net loss (gain) on commodity economic swap contracts	(1.3)	1.1
Pension curtailment and settlement gain	(0.9)	(0.6)
Loss on extinguishment of long-term debt	0.6	6.3
Gain on sale of other assets	(7.3)	(25.6)
Impairment charges or write-offs	—	349.5
Changes in assets and liabilities
Accounts receivable	17.9	54.5
Inventories	(27.1)	107.0
Accounts payable and other current liabilities	14.9	(2.5)
Income taxes payable	(4.5)	20.7
Other assets, net	(13.0)	14.2
Other liabilities, net	(8.4)	(9.9)
Cash provided by (used in) operating activities	(99.3)	131.2
Cash flows from investing activities
Capital expenditures	(42.1)	(49.1)
Proceeds from the sale of other assets	8.2	38.0
Cash used in investing activities	(33.9)	(11.1)
Cash flows from financing activities
Deferred financing fees	(4.6)	(9.5)
Short-term borrowings, net	(14.0)	(8.9)
Dividends paid	(1.3)	(17.6)
Proceeds from exercise of option awards	—	0.1
Withholding taxes paid on restricted share units	—	(2.0)
Acquisition-related contingent consideration payment	(0.7)	(1.2)
Net proceeds from issuance of 2028 Refinance Term Loans	—	1,044.9
Repurchases and repayments of long-term debt	(13.7)	(1,054.0)
Proceeds from Accounts Receivable Securitization Facility	438.2	—
Repayments of Accounts Receivable Securitization Facility	(363.2)	—
Cash provided by (used in) financing activities	40.7	(48.2)
Effect of exchange rates on cash	(1.0)	(5.0)
Net change in cash, cash equivalents, and restricted cash	(93.5)	66.9
Cash, cash equivalents, and restricted cash—beginning of period	261.1	211.7
Cash, cash equivalents, and restricted cash—end of period	$167.6	$278.6
Less: Restricted cash	2.3	—
Cash and cash equivalents—end of period	$165.3	$278.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2024 and 2023 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2023 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended September 30, 2024. However, actual results could differ from these estimates and assumptions.

The December 31, 2023 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2023 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Effective January 1, 2024, the Company’s Feedstocks segment, which included the Company’s production and procurement of styrene monomer outside of North America, was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. As a result, the Company realigned its reporting segments to reflect the new model under which the business is managed with five segments, all of which remain unchanged from the Company’s prior segmentation: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, and Americas Styrenics. Therefore, certain prior year information has been adjusted to show the historical results of the Feedstocks segment within the segments that consumed styrene monomer in their end products, Latex Binders, Plastics Solutions and Polystyrene. Refer to Notes 3, 4 and 17 for further information. Throughout this Quarterly Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of September 30, 2024, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2024 and 2023. Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. Refer to Note 17 for further information.

	Engineered	Latex	Plastics
Three Months Ended	Materials	Binders	Solutions	Polystyrene	Total
September 30, 2024
United States	$106.2	$78.1	$69.9	$—	$254.2
Europe	63.1	101.3	145.1	97.0	406.5
Asia-Pacific	36.1	60.8	25.7	53.6	176.2
Rest of World	2.1	1.7	27.0	—	30.8
Total	$207.5	$241.9	$267.7	$150.6	$867.7
September 30, 2023
United States	$100.4	$64.0	$57.6	$—	$222.0
Europe	57.7	102.3	141.2	145.1	446.3
Asia-Pacific	25.7	55.6	31.5	65.2	178.0
Rest of World	2.2	1.8	28.7	—	32.7
Total	$186.0	$223.7	$259.0	$210.3	$879.0

	Engineered	Latex	Plastics
Nine Months Ended	Materials	Binders	Solutions	Polystyrene	Total
September 30, 2024
United States	$314.2	$223.6	$207.1	$—	$744.9
Europe	221.9	318.8	428.0	345.0	1,313.7
Asia-Pacific	83.9	188.9	79.3	188.0	540.1
Rest of World	6.8	4.5	81.7	—	93.0
Total	$626.8	$735.8	$796.1	$533.0	$2,691.7
September 30, 2023
United States	$319.6	$202.0	$196.5	$—	$718.1
Europe	200.5	355.1	476.3	472.0	1,503.9
Asia-Pacific	70.3	165.5	82.4	199.1	517.3
Rest of World	8.0	4.9	85.7	—	98.6
Total	$598.4	$727.5	$840.9	$671.1	$2,837.9

NOTE 4—RESTRUCTURING ACTIVITIES

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

The following table provides detail of the Company’s restructuring charges for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2024	2023	2024	2023	Charges	Segment
2024 Restructuring Plan(1)
Engineered Materials
Employee termination benefits	$1.8	$—	$1.8	$—	$1.8	Engineered Materials
Latex Binders
Employee termination benefits	$1.3	$—	$1.3	$—	$1.3	Latex Binders
Plastics Solutions:
Accelerated depreciation	$0.3	$—	$0.3	$—	$0.3	Plastics Solutions
Employee termination benefits	15.9	—	15.9	—	15.9	Plastics Solutions
Contract terminations	0.9	—	0.9	—	0.9	Plastics Solutions
Polystyrene
Employee termination benefits	$0.9	$—	$0.9	$—	$0.9	Polystyrene
Corporate
Employee termination benefits	$4.4	$—	$4.4	$—	$4.4	N/A(4)
2024 Restructuring Plan Subtotal	$25.5	$—	$25.5	$—	$25.5
Asset Optimization and Corporate Restructuring(2)
Engineered Materials:
Accelerated depreciation	$—	$3.2	$—	$3.2	$9.3	Engineered Materials
Employee termination benefits	—	1.2	—	1.2	1.2	Engineered Materials
Decommissioning and other	0.1	1.6	1.5	1.6	4.1	Engineered Materials
Plastics Solutions(3):
Accelerated depreciation	$1.4	$—	$1.4	$—	$21.0	Plastics Solutions
Employee termination benefits	—	—	(0.6)	—	4.8	Plastics Solutions
Contract terminations	—	—	6.7	—	9.3	Plastics Solutions
Decommissioning and other	2.1	—	6.2	—	11.2	Plastics Solutions
Corporate:
Employee termination benefits	$0.1	$8.4	$1.4	$8.4	$10.2	N/A(4)
Asset Optimization and Corporate Restructuring Subtotal	$3.7	$14.4	$16.6	$14.4	$71.1
(1)	On September 26, 2024, the Board of Directors of Trinseo PLC (the “Company”) approved a restructuring plan (the “2024 Restructuring Plan”) designed to reduce costs by streamlining commercial and operational activities and to further improve profitability and better position the Company for longer term growth and cash flow generation. The 2024 Restructuring Plan includes: (i) combining the management of its Engineered Materials, Plastics Solutions and Polystyrene businesses, effective October 1, 2024, (ii) a reduction in workforce of supporting functions, and (iii) the exit of virgin polycarbonate production at its Stade, Germany production facility.

During the three and nine months ended September 30, 2024, the Company incurred employee termination benefits of $24.3 million, accelerated depreciation charges of $0.3 million, as well as contract termination charges of $0.9 million. The majority of these charges are expected to be paid through the end of 2026.

The Company expects to incur incremental accelerated depreciation charges of $0.8 million, through the end of 2024 and limited incremental employee termination benefit charges, through the end of 2026.

(2)	On August 23, 2023, the Company announced a restructuring plan to optimize its polymethyl methacrylates (“PMMA”) sheet network, primarily in Europe, consolidate manufacturing operations and certain other workforce reductions to streamline its general & administrative network. The Asset Optimization and Corporate Restructuring plan includes closure of certain plants and product lines, including (i) closure of manufacturing operations at the Company’s PMMA cast sheets plant in Bronderslev, Denmark, (ii) closure of manufacturing operations at the Company’s batch polyester tray casting plant in Belen, New Mexico, and (iii) closure of its PMMA extruded sheet production line at its Rho, Italy plant.

On October 26, 2023, the management team of the Company, with authorization from the Company’s Board of Directors, approved additional actions to discontinue styrene production at the Company’s Terneuzen, the Netherlands plant, decommission the styrene plant assets, as well as related workforce reductions.

During the three and nine months ended September 30, 2024, the Company incurred employee termination benefit charges, net of $0.1 million and $0.8 million, respectively. The majority of these charges are expected to be paid through second quarter of 2025. During the three and nine months ended September 30, 2024, the Company also incurred decommissioning and other charges of $2.2 million and $7.7 million, respectively, as well as contract termination charges of $0.0 million and $6.7 million, respectively.

The Company expects to incur decommissioning and other charges of $6.6 million through the end of 2025.

(3)	As of January 2024, the Feedstocks segment was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. These charges were previously recognized under Feedstocks segment but have been allocated to Plastics Solutions segment starting January 1, 2024 and onward.
(4)	Reflects certain employee termination benefit charges associated with streamlining internal general & administrative network. As these employee termination benefit charges were identified as a corporate-related activity, the charges related to these portions of the 2024 Restructuring Plan and the Asset Optimization plan were not allocated to a specific segment, but rather included within corporate unallocated.

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		Life-to-date
	2024	2023	2024	2023	Charges	Segment
Asset Restructuring Plan(1)
Plastic Solutions(2):
Accelerated depreciation	$—	$(12.9)	$—	$(7.7)	$27.4	Plastics Solutions(3)
Employee termination benefits	—	—	—	(0.2)	3.7	Plastics Solutions(3)
Contract terminations	0.9	2.0	4.0	6.3	12.2	Plastics Solutions(3)
Decommissioning and other	0.1	0.2	0.6	1.1	4.8	Plastics Solutions(3)
Plastics Solutions:
Accelerated depreciation	$—	$—	$—	$—	$1.4	Plastics Solutions
Employee termination benefits	—	—	(0.6)	(0.4)	2.4	Plastics Solutions
Decommissioning and other	—	0.4	—	1.8	1.9	Plastics Solutions
Engineered Materials:
Accelerated depreciation	$—	$—	$—	$3.1	$6.3	Engineered Materials
Employee termination benefits	—	0.3	—	0.3	2.7	Engineered Materials
Decommissioning and other	—	—	—	(0.8)	1.3	Engineered Materials
Asset Restructuring Plan Subtotal	$1.0	$(10.0)	$4.0	$3.5	$64.1
Transformational Restructuring Program(4)
Employee termination benefits	$—	$(0.4)	$—	$(0.4)	$6.7
Transformational Restructuring Program Subtotal	$—	$(0.4)	$—	$(0.4)	$6.7	N/A(5)
Total Restructuring Charges	$30.2	$4.0	$46.1	$17.5
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

In connection with this restructuring plan, during the three and nine months ended September 30, 2024, the Company incurred employee termination benefit charges, net of $0.0 million and $(0.6) million, respectively, contract termination charges of $0.9 million and $4.0 million, respectively, and decommissioning and other charges of $0.1 million and $0.6 million, respectively.

During the three and nine months ended September 30, 2023, the Company incurred accelerated depreciation charges of $(12.9) million and $(4.6) million, respectively, employee termination benefit charges, net of $0.3 million and $(0.3) million, respectively, contract termination charges of $2.0 million and $6.3 million, respectively, and decommissioning and other charges of $0.6 million and $2.1 million, respectively.

The Company expects to incur incremental contract termination charges of $9.4 million, decommissioning and other charges of $0.2 million, as well as a limited amount of incremental employee termination benefit charges within the Plastics Solutions segment, the majority of which is expected to be paid by the end of 2025.

(2)	As of January 2024, the Feedstocks segment was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024. These charges were previously recognized under Feedstocks segment but have been allocated to Plastics Solutions segment starting January 1, 2024 and onward.

(3)	Prior period balances in this table have been reclassified to reflect the elimination of the Feedstocks reportable segment effective January 1, 2024.

For the three months ended September 30, 2023, Latex Binders was allocated $(2.2) million of accelerated depreciation, $0.3 million of contract termination costs,; Plastics Solutions was allocated $(2.7) million of accelerated depreciation, $0.5 million of contract termination costs; and Polystyrene was allocated $(8.0) million of accelerated depreciation, $1.2 million of contract termination costs, $0.2 million decommissioning and other charges.

For the nine months ended September 30, 2023, Latex Binders was allocated $(1.3) million of accelerated depreciation, $1.0 million of contract termination costs, $0.2 million decommissioning and other charges; Plastics Solutions was allocated $(1.6) million of accelerated depreciation, $1.4 million of contract termination costs, $0.1 million decommissioning and other charges; and Polystyrene was allocated $(4.8) million of accelerated depreciation, $(0.2) million employee termination benefits, $3.9 million of contract termination costs, $0.8 million decommissioning and other charges.

(4)	In May 2021, the Company approved a transformational restructuring program associated with the Company’s strategic initiatives. The transformational restructuring program was completed as of December 31, 2023. As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.
(5)	Reflects certain employee termination benefit charges associated with streamlining internal general & administrative network. As these employee termination benefit charges were identified as a corporate-related activity, the charges related to this portion of the Corporate Restructuring plan were not allocated to a specific segment, but rather included within corporate unallocated.

Refer to Note 14 for further information regarding the asset retirement obligation. The following table provides a roll forward of the other liability balances associated with the Company’s restructuring activities as of September 30, 2024. Employee termination benefits and contract termination charges are primarily recorded within “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

	Balance at			Balance at
	December 31, 2023	Expenses	Deductions(1)	September 30, 2024
Employee termination benefits	$16.7	$24.4	$(8.7)	$32.4
Contract terminations	—	11.6	(10.7)	0.9
Decommissioning and other	—	7.8	(7.8)	—
Total	$16.7	$43.8	$(27.2)	$33.3
(1)	Primarily includes payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

NOTE 5—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Asset impairment charges (Note 13)	$—	$0.1	$—	$0.5
Goodwill impairment charges (Note 10)	—	—	—	349.0
Total	$—	$0.1	$—	$349.5

NOTE 6—INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Effective income tax rate	(4.1)%	31.6%	(14.4)%	12.0%

Provision for income taxes for the three and nine months ended September 30, 2024 totaled $3.4 million and $29.1 million, respectively, resulting in an effective tax rate of (4.1)% and (14.4)%, respectively. Benefit from income taxes for the three and nine months ended September 30, 2023 totaled $17.7 million and $59.5 million, respectively, resulting in an effective tax rate of 31.6% and 12.0%, respectively.

The main drivers of the decrease in the effective income tax rate for the three and nine months ended September 30, 2024 compared to the prior year was the geographic mix of earnings and the increase in losses not anticipated to provide a tax benefit, due to the increase in valuation allowances primarily in the United States, Luxembourg, and Switzerland recorded in the fourth quarter of 2023, along with the establishment of a valuation allowance in the amount of $13.7 million for the Company’s China Subsidiary recorded in the second quarter of 2024. Additionally, in the three and nine months ended September 30, 2024, the Company increased its reserve in the amount of $3.1 million and $6.6 million, respectively for unrecognized tax benefits related to its ongoing tax examination in China.

Effective from 2024, the Organization for Economic Co-operation and Development’s ("OECD") Global Anti-Base Erosion ("GloBE") rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. The Company does not currently expect the rules to have a material impact on its effective tax rate ending December 31, 2024. The Company will continue to monitor the implementation of Pillar Two by additional jurisdictions and evaluate the potential impact on the consolidated financial statements.

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2024	2023	2024	2023
Earnings:
Net loss	$(87.3)	$(38.4)	$(230.6)	$(436.3)
Shares:
Weighted average ordinary shares outstanding	35.4	35.2	35.3	35.1
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—	—	—
Diluted weighted average ordinary shares outstanding	35.4	35.2	35.3	35.1
Loss per share:
Loss per share‒basic	$(2.47)	$(1.09)	$(6.53)	$(12.42)
Loss per share‒diluted	$(2.47)	$(1.09)	$(6.53)	$(12.42)
(1)	Refer to Note 16 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three months and nine months ended September 30, 2024 and September 30, 2023, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 8—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2024	2023
Finished goods	$182.6	$162.4
Raw materials and semi-finished goods	209.3	200.9
Supplies	42.9	41.4
Total	$434.8	$404.7

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales	$469.1	$455.2	$1,347.8	$1,315.1
Gross profit	$23.2	$54.0	$90.1	$146.0
Net income	$10.3	$40.4	$42.8	$104.0

As of September 30, 2024 and December 31, 2023, the Company’s investment in Americas Styrenics was $263.0 million and $252.2 million, respectively, which was $8.8 million and $4.8 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 3.1 years as of September 30, 2024. The Company received dividends of $10.0 million and $15.0 million from Americas Styrenics during the three and nine months ended September 30, 2024 and $25.0 million and $55.0 million during the three and nine months ended September 30, 2023, respectively.

NOTE 10—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2023 to September 30, 2024:

	Engineered	Latex	Plastics		Americas
	Materials	Binders	Solutions	Polystyrene	Styrenics	Total
Balance at December 31, 2023	$—	$15.4	$44.0	$4.4	$—	$63.8
Foreign currency impact	—	0.2	0.6	—	—	0.8
Balance at September 30, 2024	$—	$15.6	$44.6	$4.4	$—	$64.6

As of September 30, 2024 and December 31, 2023, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment.

NOTE 11—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, debt consisted of the following:

			September 30, 2024			December 31, 2023
	Interest Rate as of September 30, 2024	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes	5.125%	April 2029	$447.0	$(9.7)	$437.3	$447.0	$(11.1)	$435.9
2025 Senior Notes (2)	5.375%	September 2025	115.0	(0.3)	114.7	115.0	(0.6)	114.4
Senior Credit Facility
2028 Term Loan B	7.819%	May 2028	723.7	(9.9)	713.8	728.9	(11.8)	717.1
2026 Revolving Facility (3)	Various	May 2026	—	—	—	—	—	—
2028 Refinance Term Loans (2)	13.804%	May 2028	1,069.8	(19.1)	1,050.7	1,046.5	(22.6)	1,023.9
Accounts Receivable Securitization Facility (4)	Various	January 2028	75.0	—	75.0	—	—	—
Other indebtedness	Various	Various	7.5	—	7.5	7.2	—	7.2
Total debt			$2,438.0	$(39.0)	$2,399.0	$2,344.6	$(46.1)	$2,298.5
Less: current portion(5)					(211.7)			(20.9)
Total long-term debt, net of unamortized deferred financing fees					$2,187.3			$2,277.6
(1)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(2)	The 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans. As of September 30, 2024, the remaining principal of the 2025 Senior Notes was classified within “Short-term borrowings and current portion of long-term debt” on the condensed consolidated balance sheets.
(3)	As of September 30, 2024, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $20.3 million outstanding letters of credit. As of September 30, 2024, the Company had funds available for borrowing of $102.2 million (net of the applicable $10.3 million outstanding letters of credit as defined in the secured credit agreement), which reflects the borrowing limit imposed by the springing covenant. The springing covenant applies when 30% or more of the 2026 Revolving Facility’s capacity is drawn which then requires the Company to meet a first lien net leverage ratio (as defined in the secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of September 30, 2024, the first lien net leverage ratio was 6.46x and the outstanding borrowings did not exceed the 30% threshold. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(4)	As of September 30, 2024, this facility had a borrowing capacity of $150.0 million and $75.0 million outstanding under the facility. As of September 30, 2024 the Company had $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $75.0 million of additional funds available for borrowing.
(5)	The current portion of long-term debt as of September 30, 2024 was primarily related to $115.0 million of aggregate principal amount of the 5.375% senior notes due in September 2025, the $75.0 million outstanding under the AR Securitization Facility as well as $18.3 million of scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans. The current portion of long-term debt as of December 31, 2023 was primarily related to $18.3 million of the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

2028 Refinance Term Loans

On September 8, 2023, the Company entered into a Credit Agreement (the “2028 Refinance Credit Agreement”) which provides for a senior secured term loan facility of $1,077.3 million maturing in May 2028 (the “2028 Refinance Term Loans”). The 2028 Refinance Term Loans bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor, and was issued at a 3.0% original issue discount. Further, the 2028 Refinance Term Loans require scheduled quarterly payments, commencing on January 2, 2024, in amounts equal to 0.25% of the original principal amount of the 2028 Refinance Term Loans, with the balance to be paid at maturity. Under the terms of the 2028 Refinance Credit Agreement, through September 8, 2025, the Company may execute quarterly, at its discretion, a payment in kind election (“PIK Interest Election”) to defer a portion of interest margin payable and the converted principal is subject to an additional 1.00% margin.

On July 1, 2024, the Company executed the PIK Interest Election on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable in the amount of $11.5 million, thereby capitalizing $14.2 million to principal payments due at maturity. On October 1, 2024, the Company executed the PIK Interest Election on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable in the amount of $10.5 million, thereby capitalizing $13.0 million to principal payments due at maturity.

Accounts Receivable Securitization Facilities

The Company has maintained an accounts receivable securitization facility (the “2010 A/R Facility”) since 2010 for the securitization of trade receivables originated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries (the “Sellers”). The 2010 A/R Facility was funded through the sale of commercial paper by a special purpose finance entity, the proceeds of which fund the purchase of trade receivables from the Sellers. Collection accounts related to the trade receivables were pledged to the special purpose entity, which held a first priority perfected security interest in such accounts and, as a result, was not available to the creditors of the Company or its other subsidiaries. The obligations of the Trinseo subsidiaries were also guaranteed by the Company’s subsidiary Trinseo Holding S.à r.l.

On March 28, 2024, the Company amended the 2010 A/R Facility to extend its maturity date to November 2025, as well as other amendments. On July 18, 2024, the Company terminated the 2010 A/R Facility and paid the outstanding facility amount in full. As a result of this termination, the Company recognized a $0.6 million non-cash loss on extinguishment of debt in the three months ended September 30, 2024, comprised entirely of the write-off of unamortized deferred financing costs.

On July 18, 2024, the Company entered into a new revolving credit facility (the “2024 A/R Facility”) for the securitization of trade receivables originated by the Sellers. The 2024 A/R Facility is funded by a special purpose finance entity, which purchases the trade receivables from the Sellers. Collection accounts related to the trade receivables were pledged to the special purpose entity, which held a first priority perfected security interest in such accounts and, as a result, was not available to the creditors of the Company or its other subsidiaries. The obligations of the Trinseo subsidiaries are also guaranteed by the Company’s subsidiary Trinseo Holding S.à r.l. The 2024 A/R Facility also has a borrowing limit of $150.0 million and matures in January 2028, with an optional one-year extension. Borrowings under the 2024 A/R Facility bear interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. The Company may terminate the 2024 A/R Facility at any time, subject to a 1.00% call premium prior to January 2027.

Fees incurred in connection with the issuance of the Receivables Facility were $5.0 million and are capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet will be amortized over the remaining term of the facility using the straight-line method.

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

As of September 30, 2024, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement. The Company had Liquidity of $340.3 million, comprised of $163.1 million of cash and cash equivalents and approximately $177.2 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $102.2 million and $75.0 million respectively.

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

As of September 30, 2024, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $291.0 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2024:

Buy / (Sell)	September 30, 2024
Euro	$(226.3)
South Korean Won	$(24.0)
New Taiwan Dollar	$16.0
Swiss Franc	$13.6
Swedish Krona	$6.0

Open foreign exchange forward contracts as of September 30, 2024 had maturities occurring over a period of two months.

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

The Company had no open foreign exchange cash flow hedges as of September 30, 2024.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of September 30, 2024, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of September 30, 2024 had maturities occurring over a period of 3 months and had a notional value of approximately 170 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of September 30, 2024 had maturities occurring over a period of 6 months and had a notional value of approximately 367 thousand megawatt hours of natural gas purchases.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(787.1)	$(72.3)	$1.4	$(847.7)	$(46.6)	$13.2

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(1.4)	$—	$—	$(9.4)	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(12.8)	$—	$—	$8.5
Commodity economic hedges
Amount of loss recognized in income	$(1.7)	$—	$—	$(1.3)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(2,482.1)	$(200.0)	$0.9	$(2,715.9)	$(125.1)	$19.0

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(9.0)	$—	$—	$(25.5)	$—	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(1.0)	$—	$—	$6.7
Commodity economic hedges
Amount of loss recognized in income	$(2.7)	$—	$—	$(16.3)	$—	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2024 and 2023:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Designated as Cash Flow Hedges
Commodity cash flow hedges	$1.5	$8.4	$8.4	$(1.3)
Total	$1.5	$8.4	$8.4	$(1.3)

	Gain (Loss) Recognized in Other income, net in Statement of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$(12.8)	$8.5	$(1.0)	$6.7
Remeasurement of foreign currency-denominated assets and liabilities	15.3	(4.0)	2.6	3.9
Total	$2.5	$4.5	$1.6	$10.6

The Company expects to reclassify in the next twelve months an approximate $2.9 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of September 30, 2024, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2024
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.2	$—	$—	$0.2
Gross derivative asset position	0.2	—	—	0.2
Less: Counterparty netting	(0.2)	—	—	(0.2)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(3.6)	$(2.5)	$(2.9)	$(9.0)
Gross derivative liability position	(3.6)	(2.5)	(2.9)	(9.0)
Less: Counterparty netting	0.1	—	—	0.1
Net derivative liability position	$(3.5)	$(2.5)	$(2.9)	$(8.9)
Total net derivative position	$(3.5)	$(2.5)	$(2.9)	$(8.9)

	December 31, 2023
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.3	$—	$—	$0.3
Gross derivative asset position	0.3	—	—	0.3
Less: Counterparty netting	(0.3)	—	—	(0.3)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(4.8)	$(7.2)	$(13.7)	$(25.7)
Other noncurrent obligations	—	(0.9)	(0.7)	(1.6)
Gross derivative liability position	(4.8)	(8.1)	(14.4)	(27.3)
Less: Counterparty netting	0.3	—	—	0.3
Net derivative liability position	$(4.5)	$(8.1)	$(14.4)	$(27.0)
Total net derivative position	$(4.5)	$(8.1)	$(14.4)	$(27.0)

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets (Liabilities) at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(3.5)	$—	$(3.5)
Commodity economic hedges—(Liabilities)	—	(2.5)	—	(2.5)
Commodity cash flow hedges—(Liabilities)	—	(2.9)	—	(2.9)
Total fair value	$—	$(8.9)	$—	$(8.9)

	December 31, 2023
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities at Fair Value	(Level 1)	(Level 2)	(Level 3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(4.5)	$—	$(4.5)
Commodity economic hedges—(Liabilities)	—	(8.1)	—	(8.1)
Commodity cash flow hedges—(Liabilities)	—	(14.4)	—	(14.4)
Total fair value	$—	$(27.0)	$—	$(27.0)

The Company uses an income approach to value its derivative instruments, utilizing discounted cash flow techniques, considering the terms of the contract and observable market information available as of the reporting date, such as interest rate yield curves and currency spot and forward rates. Significant inputs to the valuation for these derivative instruments are obtained from broker quotations or from listed or over-the-counter market data and are classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2023, which were still held as of September 30, 2024. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, which it continued to operate until the fourth quarter of 2022 when the Company decided to close this plant in connection with the asset restructuring plan. Refer to Note 4 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the value of the Boehlen styrene monomer assets are recorded at $3.3 million and $3.2 million, respectively, within the Company’s condensed consolidated balance sheets herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2024 and December 31, 2023:

	As of	As of
	September 30, 2024	December 31, 2023
2029 Senior Notes	$214.1	$180.4
2025 Senior Notes	102.2	98.5
2028 Term Loan B	583.4	564.9
2028 Refinance Term Loans	1,100.6	1,087.1
Total fair value	$2,000.3	$1,930.9

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of September 30, 2024 and December 31, 2023.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, existing technologies and other information. Pursuant to the terms of the agreement associated with the Company’s formation, the pre-closing environmental liabilities were retained by Dow, and Dow agreed, subject to temporal, monetary, and other limitations to indemnify the Company from and against environmental liabilities incurred or relating to the predecessor periods. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted against the Company, and the Company does not have any material accrued obligations for any Superfund Sites. As of September 30, 2024 and December 31, 2023, the Company had $1.3 million of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

In connection with the Asset Restructuring Plan as described within Note 4, the Company concluded the Boehlen, Germany site no longer had an indeterminate life. Accordingly, during the fourth quarter of 2022, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated as of September 30, 2024.

Change in asset retirement obligation
Balance at December 31, 2023	$20.2
Obligations incurred and adjustments to estimated obligations	—
Settlements	(4.8)
Accretion expense	0.5
Currency translation adjustment	0.1
Balance at September 30, 2024	$16.0

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the current portion was $6.3 million and $10.7 million, respectively, and the long-term portion was $9.7 million and $9.5 million, respectively.

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

On March 29, 2023, a putative class action complaint was filed which seeks to certify a class that could potentially include all persons and entities that reside in the area served by the Baxter Drinking Water Treatment Plant. The plaintiffs allege claims of breach of duty of care based on negligence as a result of the Bristol Spill, as well as other causes of action, and seek compensatory damages, restitution, or refund of damages, including actual, statutory, and punitive damages, as well as injunctive relief. On May 12, 2023, the Company filed notice to remove the case from Pennsylvania state court to United States District Court for the Eastern District of Pennsylvania, with immediate effect. On May 19, 2023, the Company also filed a motion to dismiss with the U.S. district court, on the grounds that the alleged harms do not fall within the parameters of the relevant public and private nuisance or negligence laws. On June 2, 2023, plaintiffs objected to federal jurisdiction and asked the court to remand the action to state court. On August 23, 2023, plaintiffs filed a voluntary dismissal of the federal complaint, which was granted on August 29, 2023. The parties signed a settlement agreement in December 2023, and on January 2, 2024, plaintiffs refiled their claim in the Court of Common Pleas of Philadelphia County and simultaneously submitted an unopposed motion for an order to preliminarily approve a class settlement. On March 15, 2024, an Order Preliminarily Approving Settlement was entered by the Court of Common Pleas, which provides for preliminary approval of the negotiated settlement, subject to a final approval hearing, defines members of the settlement class and appoints a settlement administrator to send notice to settlement class members. In the fourth quarter of 2023, the Company established an accrual for the estimated resolution of the class action complaint. Pursuant to the terms of the settlement agreement, $2.7 million was paid into escrow in April 2024, which amount was covered by the Company’s insurance coverage. On September 23, 2024, the Court of Common Pleas issued an Order and Final Judgment approving the terms of the settlement agreement. This matter is now closed.

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

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim.

The Company believes it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 15—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2024	2023	2024	2023
Net periodic benefit cost
Service cost	$2.0	$2.1	$0.2	$0.1
Interest cost	2.3	2.7	2.6	0.2
Expected return on plan assets	(1.0)	(1.2)	(2.8)	(0.1)
Amortization of prior service credit	—	(0.8)	—	—
Amortization of net gain	(0.3)	(1.4)	—	—
Settlement and curtailment (gain) loss	(0.9)	0.6	(0.1)	—
Net periodic benefit cost	$2.1	$2.0	$(0.1)	$0.2

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2024	2023	2024	2023
Net periodic benefit cost
Service cost	$6.0	$6.2	$0.4	$0.4
Interest cost	7.1	6.1	3.0	0.6
Expected return on plan assets	(2.9)	(1.5)	(3.2)	(0.4)
Amortization of prior service credit	(0.2)	(0.9)	—	—
Amortization of net gain	(0.9)	(2.9)	—	—
Settlement and curtailment (gain) loss	(0.9)	0.6	(0.1)	—
Net periodic benefit cost	$8.2	$7.6	$0.1	$0.6

The Company had less than $0.3 million of net periodic benefit costs for its other postretirement plans for the three and nine months ended September 30, 2024 and 2023.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $203.1 million and $197.0 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.6 million and $5.3 million during the three and nine months ended September 30, 2024, respectively. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $4.0 million to its defined benefit plans for the remainder of 2024.

NOTE 16—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below.

The following table summarizes the Company’s share-based compensation expense for the three months and nine months ended September 30, 2024 and 2023, as well as unrecognized compensation cost as of September 30, 2024:

					As of
	Three Months Ended		Nine Months Ended		September 30, 2024
	September 30,		September 30,		Unrecognized		Weighted
	2024	2023	2024	2023	Compensation Cost		Average Years
RSUs	$1.3	$2.6	$5.2	$9.6	$4.4		1.1
Options	0.2	1.1	1.2	4.4	0.6		0.8
PSUs	0.7	0.4	2.0	2.1	3.4		1.7
Restricted Cash Units ("RCUs")	1.2	—	3.4	—	2.0	(1)	1.6
Total share-based compensation expense	$3.4	$4.1	$11.8	$16.1
(1)	Unrecognized Compensation Cost related to RCU awards as of September 30, 2024 is calculated using the stock price, subject to certain minimum and maximum amounts, as of September 30, 2024.

The following table summarizes awards granted and the respective weighted average grant date fair value for the nine months ended September 30, 2024:

	Nine Months Ended
	September 30, 2024
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	1,104,556	$3.67
Options	319,407	2.48
PSUs	575,475	2.81
RCUs	1,074,119	4.85

Option Awards

The following are the weighted average assumptions used within the Black-Scholes pricing model for the Company’s option awards granted during the nine months ended September 30, 2024:

Nine Months Ended
September 30, 2024
Expected term (in years)	5.50
Expected volatility	64.12%
Risk-free interest rate	4.28%
Dividend yield	0.73%

The expected volatility assumption is determined based on the historical volatility of the Company’s publicly traded ordinary shares. The expected term of option awards represents the period of time that option awards granted are expected to be outstanding. For the option awards granted during the nine months ended September 30, 2024, the simplified method was used to calculate the expected term, given the Company’s limited historical exercise data. The risk-free interest rate for the periods within the expected term of option awards is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is estimated based on historical and expected dividend activity.

Performance Share Units (PSUs)

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the nine months ended September 30, 2024:

Nine Months Ended
September 30, 2024
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

Restricted Cash Units (RCUs)

In the nine months ending September 30, 2024, 1,074,119 restricted cash units ("RCUs") were awarded to certain employees and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment. In general, RCUs vest in equal installments each year over 3 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. Certain awards are subject to a specified price floor. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation-Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. The liability associated with the RCUs is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. No RCU awards were vested in the three- and nine-months ending September 30, 2024 while 7,830 and 15,510 RCU awards were forfeited in the three and nine months ending September 30, 2024, respectively.

NOTE 17—SEGMENTS AND GEOGRAPHIC INFORMATION

Effective January 1, 2024, the Company realigned its reporting segments to reflect the new model under which the business is managed, and results are reviewed by the chief executive officer, the Company’s chief operating decision maker. Following this change, the Company is operating under five segments, all of which remain unchanged from the Company’s prior segments: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, and Americas Styrenics.

The Company’s Feedstocks segment, which included the Company’s production and procurement of styrene monomer outside of North America, was eliminated as a result of the closures of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. Styrene monomer is a key raw material in many of the Company’s products, including polystyrene, styrene-butadiene latex (“SB latex”), and acrylonitrile-butadiene-styrene (“ABS”) resins. The Company no longer produces styrene monomer, but instead purchases all styrene monomer from third parties and from its equity method investment, Americas Styrenics, at arm’s length prices. Therefore, the information in the tables below has been adjusted to show the historical results of the Feedstocks segment within the segments that consumed styrene monomer in their end products, Latex Binders, Plastics Solutions and Polystyrene.

The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive, as well as, PMMA and activated methyl methacrylates (“MMA”) products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces SB latex and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Plastics Solutions segment contains the results of the ABS, styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Plastics Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022. The Polystyrene segment includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is used to measure segment operating performance and is defined below, for the three and nine months ended September 30, 2024 and 2023. Asset and intersegment sales information by reporting segment are not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment for the three and nine months ended September 30, 2024 and 2023.

	Engineered	Latex	Plastics		Americas	Total Segment
Three Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Styrenics	Adjusted EBITDA
September 30, 2024	$25.0	$25.6	$27.7	$4.1	$4.0	$86.4
September 30, 2023	$4.8	$18.4	$16.9	$(0.7)	$19.0	$58.4

	Engineered	Latex	Plastics		Americas	Total Segment
Nine Months Ended (1)	Materials	Binders	Solutions	Polystyrene	Styrenics	Adjusted EBITDA
September 30, 2024	$54.5	$76.9	$66.7	$23.3	$25.8	$247.2
September 30, 2023	$4.9	$65.9	$65.1	$9.9	$49.1	$194.9
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

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Loss before income taxes	$(83.9)	$(56.1)	$(201.5)	$(495.8)
Interest expense, net	72.3	46.6	200.0	125.1
Depreciation and Amortization(2)	48.3	38.2	139.9	146.7
Corporate Unallocated(3)	20.3	17.5	69.3	60.9
Adjusted EBITDA Addbacks(4)	29.4	12.2	39.5	358.0
Segment Adjusted EBITDA	$86.4	$58.4	$247.2	$194.9
(2)

During the three and nine months ended September 30, 2023, a $12.9 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation was recognized as the Company was able to realize efficiencies during decommissioning.

(3)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(4)	Adjusted EBITDA addbacks for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gain on disposition of businesses and assets (a)	$—	$(9.3)	$(7.1)	$(25.6)
Restructuring and other charges (Note 4)	28.5	13.8	41.9	19.0
Asset impairment charges or write-offs (Note 13)	—	0.5	—	2.1
Goodwill impairment charges (Note 10)	—	—	—	349.0
Other items (b)	0.9	7.2	4.7	13.5
Total Adjusted EBITDA Addbacks	$29.4	$12.2	$39.5	$358.0
(a)	In June 2024, the Company entered into an agreement to sell certain European emission certifications the Company no longer intends to utilize for a cash consideration of approximately $3.5 million, which was entirely recorded as a pre-tax gain on sale within “Other expense (income), net” in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024. In March 2024, the Company entered into two separate agreements to sell its land, buildings and equipment in Bronderslev, Denmark and Belen, New Mexico for gross cash consideration of approximately $4.7 million. The Company recorded pre-tax gain on sales of $3.6 million during the nine months ended September 30, 2024, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

In April 2023, the Company entered into an agreement to sell its land, buildings and equipment in Matamoros, Mexico for a cash consideration of approximately $19.0 million. The Company recorded a pre-tax gain on sale of $14.4 million during the three and nine months ended September 30, 2023, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

(b)	Other items for the three and nine months ended September 30, 2024 and 2023 primarily relate to costs incurred in conjunction with certain of the Company’s strategic initiatives. Other items for the three and nine months ended September 30, 2023 also relate to our transition to a new enterprise resource planning system.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2024 and 2023	Adjustments	Plans, Net	Hedges, Net	Total
Balance as of June 30, 2024	$(158.1)	$16.3	$4.4	$(137.4)
Other comprehensive income (loss)	19.0	(0.3)	0.5	19.2
Amounts reclassified from AOCI to net income(1)	—	(1.2)	1.3	0.1
Balance as of September 30, 2024	$(139.1)	$14.8	$6.2	$(118.1)

Balance as of June 30, 2023	$(149.3)	$28.5	$(16.3)	$(137.1)
Other comprehensive loss	(12.8)	—	(2.2)	(15.0)
Amounts reclassified from AOCI to net income(1)	—	(1.5)	8.5	7.0
Balance as of September 30, 2023	$(162.1)	$27.0	$(10.0)	$(145.1)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2024 and 2023	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
Other comprehensive income (loss)	2.8	(0.3)	2.9	5.4
Amounts reclassified from AOCI to net income(1)	—	(2.0)	8.1	6.1
Balance as of September 30, 2024	$(139.1)	$14.8	$6.2	$(118.1)

Balance at December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive loss	(10.9)	—	(23.8)	(34.7)
Amounts reclassified from AOCI to net income(1)	—	(2.0)	22.9	20.9
Balance as of September 30, 2023	$(162.1)	$27.0	$(10.0)	$(145.1)

(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
AOCI Components	2024	2023	2024	2023	Classification
Cash flow hedging items
Commodity cash flow hedges	$1.4	$9.4	$9.0	$25.5	Cost of sales
Total before tax	1.4	9.4	9.0	25.5
Tax effect	(0.1)	(0.9)	(0.9)	(2.6)	Provision for (benefit from) income taxes
Total, net of tax	$1.3	$8.5	$8.1	$22.9

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.1)	$(0.1)	$(0.3)	$(0.1)	(a)
Net actuarial gain	(0.5)	(1.2)	(1.3)	(1.9)	(a)
Net curtailment and settlement gain	(0.9)	(0.6)	(0.9)	(0.6)	(a)
Total before tax	(1.5)	(1.9)	(2.5)	(2.6)
Tax effect	0.3	0.4	0.5	0.6	Provision for (benefit from) income taxes
Total, net of tax	$(1.2)	$(1.5)	$(2.0)	$(2.0)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 15).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2024 Year-to-Date Highlights

During the three and nine months ended September 30, 2024, Trinseo recognized net loss of $87.3 million and $230.6 million, respectively, and Adjusted EBITDA of $66.1 million and $177.9 million, respectively. Adjusted EBITDA for the quarter and year-to-date 2024 improved versus 2023 for all reporting segments except Americas Styrenics due to previously announced restructuring initiatives, improved product mix, and moderating input costs despite continued weak demand in many of our end markets. The Company continues to have access to capital resources through the refinancings of our debt structure, including the 2024 A/R Facility. Refer to the “Capital Resources and Liquidity” section below for further information.

Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

2024 Restructuring Plan

On September 26, 2024, the Board of Directors approved the 2024 Restructuring Plan which was designed to further reduce costs by streamlining commercial and operational activities and to improve profitability and better position the Company for longer term growth and cash flow generation. These actions consist of the following:

●	Combination of the management of the Company’s Engineered Materials, Plastics Solutions and Polystyrene businesses
●	Certain other workforce reductions to streamline the Company’s internal general & administrative network.
●	Closure of virgin polycarbonate production at the Company’s Stade, Germany production facility.

The company estimates that the 2024 Restructuring Plan initiatives will deliver approximately $45.0 million to $50.0 million of annualized profitability improvement beginning in 2026.

Changes to the Accounts Receivable Securitization Facilities

The Company has maintained an accounts receivable securitization facility since 2010 (the “2010 A/R Facility”) for the securitization of trade receivables originated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries. On March 28, 2024, the Company amended the 2010 A/R Facility to extend the maturity date to November 2025, in addition to other amendments. On July 18, 2024, the Company terminated the 2010 A/R Facility and paid the outstanding facility amount in full. As a result of this termination, the Company recognized a $0.6 million non-cash loss on extinguishment of debt in the three and nine months ended September 30, 2024, comprised entirely of the write-off of unamortized deferred financing costs, with an additional $75.0 million of available capacity.

On July 18, 2024, the Company entered into a revolving credit facility (the “2024 A/R Facility”), which has a borrowing limit of $150.0 million and matures in January 2028 with an optional one-year extension. Borrowings under the 2024 A/R Facility incurs interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. As of September 30, 2024, $75.0 million of borrowing was outstanding on the facility.

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2024	%	2023	%	2024	%	2023	%
Net sales	$867.7	100%	$879.0	100%	$2,691.7	100%	$2,837.9	100%
Cost of sales	787.1	91%	847.7	96%	2,482.1	92%	2,715.9	96%
Gross profit	80.6	9%	31.3	4%	209.6	8%	122.0	4%
Selling, general and administrative expenses	97.0	11%	66.6	8%	237.2	9%	205.1	7%
Equity in earnings of unconsolidated affiliate	4.0	—%	19.0	2%	25.8	1%	49.2	2%
Impairment and other charges	—	—%	0.1	—%	—	—%	349.5	12%
Operating loss	(12.4)	(2)%	(16.4)	(2)%	(1.8)	—%	(383.4)	(13)%
Interest expense, net	72.3	8%	46.6	5%	200.0	7%	125.1	4%
Loss on extinguishment of long-term debt	0.6	—%	6.3	1%	0.6	—%	6.3	—%
Other income, net	(1.4)	—%	(13.2)	(2)%	(0.9)	—%	(19.0)	(1)%
Loss before income taxes	(83.9)	(10)%	(56.1)	(6)%	(201.5)	(7)%	(495.8)	(16)%
Provision for (benefit from) income taxes	3.4	—%	(17.7)	(2)%	29.1	1%	(59.5)	(2)%
Net loss	$(87.3)	(10)%	$(38.4)	(4)%	$(230.6)	(8)%	$(436.3)	(14)%

Three Months Ended – September 30, 2024 vs. September 30, 2023

Net Sales

Net sales decreased 1% year-over-year. An 8% decrease in net sales was primarily driven by intentionally reducing volumes in low-margin businesses, particularly in Polystyrene and Latex Binders, in order to optimize plant operations and sales mix. These volume decreases were partially offset by an 7% increase in pricing across all segments.

Cost of Sales

The 7% decrease in cost of sales was primarily attributable to a 9% decrease from lower sales volumes, mainly in the aforementioned low-margin businesses, a 2% decrease from lower utilities, and a 2% decrease from lower fixed costs. This was partially offset by a 6% increase in raw materials costs.

Gross Profit

The $49.3 million increase in gross profit was primarily due to higher pricing across all segments and prior year unfavorable impacts from natural gas hedges. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $30.4 million, or 46%, increase in SG&A was primarily due to a $14.7 million increase in restructuring costs, principally caused by the recently announced 2024 Restructuring Plan, partially offset by a $6.5 million decrease in costs associated with the Company’s enterprise resource planning system upgrade, which was paused during 2023. In the prior period, the Company experienced benefits from a $12.9 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation due to efficiencies realized during decommissioning as well as $9.2 million of pre-tax gains on sales of various assets.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $15.0 million was due to an unplanned outage at its styrene production facility and lower styrene margins.

Impairment and Other Charges

During the three months ended September 30, 2023, the Company recorded impairment charges of $0.1 million related to our Boehlen styrene monomer assets, as described within Note 13 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $25.7 million, or 55%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt, specifically related to the 2028 Refinance Loans compared to the 2024 Term Loan B. Refer to Note 11 in the condensed consolidated financial statements for further information.

The increase is also partially related to the executed payment in kind election (“PIK Interest Election”) on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable through capitalization to principal payments due at maturity. Under the terms of the 2028 Refinance Credit Agreement, through September 8, 2025, the Company may execute quarterly, at its discretion, the PIK Interest Election to defer a portion of interest margin payable and the converted principal is subject to an additional 1.00% margin, which resulted in an increase of $5.2 million during the three months ended September 30, 2024. Refer to Note 11 in the condensed consolidated financial statements for further information.

Other Income, Net

Other income, net for the three months ended September 30, 2024 was $1.4 million, which was primarily driven by net foreign exchange transaction gains of $2.5 million, related to our balance sheet hedging program, and $0.2 million of income related to the non-service cost components of net periodic benefit cost.

Other income, net for the three months ended September 30, 2023 was $13.2 million, which was primarily driven by a gain of $9.3 million related to the sale of certain European emission certifications the Company no longer intends to utilize, net foreign exchange transaction gains of $4.5 million related to our balance sheet hedging program, and a $0.6 million gain related to the non-service cost components of net periodic benefit cost.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended September 30, 2024 totaled $3.4 million, resulting in an effective tax rate of (4.1)%. Benefit from income taxes for the three months ended September 30, 2023 totaled $17.7 million, resulting in an effective tax rate of 31.6%.

The increase in provision for income taxes for the three months ended September 30, 2024 is primarily driven by the geographic mix of earnings and the increase in losses in the United States, Luxembourg, Switzerland and China not anticipated to provide a tax benefit.

Nine Months Ended – September 30, 2024 vs. September 30, 2023

Net Sales

Net sales decreased 5% year-over-year from lower sales volumes primarily due to an intentional optimization of plant operations and sales mix through volume reductions in low-margin businesses, particularly in Polystyrene and Latex Binders.

Cost of Sales

The 9% decrease in cost of sales was primarily attributable to a 4% decrease from lower sales volumes, mainly in the aforementioned low-margin businesses, a 3% decrease from lower utilities, and a 2% decrease related to an inventory revaluation.

Gross Profit

The $87.6 million increase in gross profit was primarily due to prior year unfavorable impacts from natural gas hedges and lower plant utilization in the prior year. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $32.1 million, or 16%, increase in SG&A was primarily due to the current period increase in restructuring costs of $22.9 million principally caused by the recently announced 2024 Restructuring Plan, partially offset by lower spend associated with the Company’s enterprise resource planning system upgrade of $7.0 million and lower costs of strategic initiatives of $1.4 million.

In addition, the increase in SG&A over prior year was also driven by higher net pre-tax gains on asset sales of $18.4 million recognized in the prior nine months ended compared to the current period. In the prior nine months ended, the Company recognized benefits from a $14.4 million pre-tax gain on asset sale in Matamoros, Mexico. During the nine months ended September 30, 2024, the Company recorded pre-tax gain on sales of $3.6 million related to its land, buildings and equipment in Bronderslev, Denmark and Belen, New Mexico.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $23.4 million was due to a planned turnaround in the first quarter and an unplanned outage in the third quarter at its styrene production facility, along with lower styrene and polystyrene margins.

Impairment and Other Charges

During the nine months ended September 30, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit. Additionally, the Company recorded impairment charges of $0.5 million related to our Boehlen styrene monomer assets, as described within Note 13 in the condensed consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $74.9 million, or 60%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt, specifically related to the 2028 Refinance Loans compared to the 2024 Term Loan B. Refer to Note 11 in the condensed consolidated financial statements for further information.

The increase is also partially related to the executed PIK Interest Election resulting in the aforementioned $5.2 million increase during the nine months ended September 30, 2024. Refer to Note 11 in the condensed consolidated financial statements for further information.

Other Income, Net

Other income, net for the nine months ended September 30, 2024 was $0.9 million, which was primarily driven by a gain of $3.5 million related to the sale of certain European emission certifications the Company no longer intends to utilize and net foreign exchange transaction gains of $1.6 million, related to our balance sheet hedging program. These gains were partially offset by $1.9 million of expense related to the non-service cost components of net periodic benefit cost.

Other income, net for the nine months ended September 30, 2023 was $19.0 million, which was primarily driven by a gain related to the sale of certain European emission certifications the Company no longer intends to utilize, foreign exchange transaction gains of $10.6 million and a $0.6 million gain related to the non-service cost components of net periodic benefit cost.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the nine months ended September 30, 2024 totaled $29.1 million, resulting in an effective tax rate of (14.4)%. Benefit from income taxes for the nine months ended September 30, 2023 totaled $59.5 million, resulting in an effective tax rate of 12.0%.

The increase in provision for income taxes for the nine months ended September 30, 2024 is primarily driven by the geographic mix of earnings and the increase in losses in the United States, Luxembourg, Switzerland and China not anticipated to provide a tax benefit, as well as a decrease in losses from continuing operations before income taxes.

Outlook

Fourth quarter Adjusted EBITDA is expected to be sequentially lower compared to third quarter 2024 due to year-end seasonality, but still higher than the first quarter 2024 and prior year due to the benefits from restructuring initiatives. Fourth quarter free cash flow is also expected to turn positive due to typical seasonal working capital improvements. The Company continues to implement profitability improvements, including the recently announced organizational realignment and the shutdown of virgin polycarbonate production in Stade, Germany, amid a continued weak demand environment.

The Company has access to capital resources and continues to focus on cash management and liquidity improvement actions to manage the continued impact of the challenging macroeconomic environment and higher interest costs on our business operations for the foreseeable future. The profitability improvement factors noted above, coupled with certain cash preservation initiatives that have been undertaken, such as closely managing working capital and a focus on required capital expenditures, will allow us to maintain adequate liquidity to position the Company to deliver improved results.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2024 and 2023. Inter-segment sales have been eliminated. Refer to Note 17 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the first quarter of 2024, as described in Note 17 of the condensed consolidated financial statements.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$207.5	$186.0	12%	$626.8	$598.4	5%
Adjusted EBITDA	$25.0	$4.8	421%	$54.5	$4.9	1,012%
Adjusted EBITDA margin	12%	3%		9%	1%

Three Months Ended – September 30, 2024 vs. September 30, 2023

The 12% increase in net sales was primarily attributable to a 6% increase due to higher sales volumes of Rigid Compounds for consumer electronics and medical applications. This was further increased by a 6% increase from higher price due to favorable product mix and higher MMA market prices.

Adjusted EBITDA increased $20.2 million, of which $6.5 million was due to higher sales volumes and $14.8 million was due to higher margins, resulting from lower natural gas hedge losses and more normalized MMA market dynamics.

Nine Months Ended – September 30, 2024 vs. September 30, 2023

The 5% increase in net sales was primarily attributable to an 8% increase due to higher sales volumes from PMMA Resins, Rigid Compounds, and MMA. This was partially offset by a 4% decrease due to lower pricing from raw material pass-through.

The $49.6 million increase in Adjusted EBITDA was primarily due to an increase of $24.5 million from higher sales volumes from PMMA Resins, Rigid Compounds, and MMA. Lower fixed costs from manufacturing cost under absorption in the prior year also resulted in a $7.2 million increase, and an increase of $18.6 million due to a favorable net timing variance.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$241.9	$223.7	8%	$735.8	$727.5	1%
Adjusted EBITDA	$25.6	$18.4	39%	$76.9	$65.9	17%
Adjusted EBITDA margin	11%	8%		10%	9%

Three Months Ended – September 30, 2024 vs. September 30, 2023

The 8% increase in net sales was primarily attributable to a 12% increase due to higher prices from the pass-through of higher raw material costs. This was partially offset by a 4% impact from lower sales volumes, primarily in paper and carpet applications in Asia and Europe.

The $7.2 million, or 39%, increase in Adjusted EBITDA was primarily due to a $8.2 million, or 45%, higher margins from the exit of styrene production in Terneuzen as well as a favorable net timing variance. This was partially offset by a decrease of $1.0 million, or 5%, attributable to higher fixed costs.

Nine Months Ended – September 30, 2024 vs. September 30, 2023

The 1% increase in net sales was primarily due to a 3% increase from higher price from the pass-through of higher raw material costs, and a 2% impact from lower sales volumes in carpet applications.

The $11.0 million, or 17%, increase in Adjusted EBITDA was primarily due to a $11.6 million, or 18%, higher margins from the exit of styrene production in Terneuzen as well as pricing actions in Europe and North America.

Plastics Solutions Segment

Our Plastics Solutions segment consists of a variety of compounds and blends, the majority of which are for automotive applications. The segment also includes our ABS, styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$267.7	$259.0	3%	$796.1	$840.9	(5)%
Adjusted EBITDA	$27.7	$16.9	64%	$66.7	$65.1	2%
Adjusted EBITDA margin	10%	7%		8%	8%

Three Months Ended – September 30, 2024 vs. September 30, 2023

Net sales increased by 3% year-over-year, primarily due to a 4% increase from higher price and a 1% decrease from lower sales volumes.

The $10.8 million, or 64%, increase in Adjusted EBITDA was primarily due to a $4.6 million increase, or 27%, from higher margins due to the exit of styrene production in Terneuzen and a $6.3 million increase, or 37%, from lower fixed costs primarily due to higher fixed cost absorption related to building inventory ahead of the Stade, Germany virgin polycarbonate closure.

Nine Months Ended – September 30, 2024 vs. September 30, 2023

Net sales decreased by 5% year-over-year, primarily due to a 4% decrease from lower sales volumes in polycarbonate. In addition, lower pricing led to a 2% decrease due to weaker market conditions in ABS.

The $1.6 million, or 2%, increase in Adjusted EBITDA was primarily due to a $7.9 million, or 12%, reduction in fixed costs as well as higher margins contributing an increase of $2.7 million, or 4%. These increases were partially offset by a $9.0 million, or 14%, decrease due to lower sales volumes.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Net sales	$150.6	$210.3	(28)%	$533.0	$671.1	(21)%
Adjusted EBITDA	$4.1	$(0.7)	686%	$23.3	$9.9	135%
Adjusted EBITDA margin	3%	(0)%		4%	1%

Three Months Ended – September 30, 2024 vs. September 30, 2023

Net sales decreased by 28% year-over-year primarily due to a 35% decrease in sales volumes as the result of an intentional reduction of low-margin sales to optimize sales mix as well as lower styrene-related sales following the closure of the styrene production facility in Terneuzen, the Netherlands in 2023. Partially offsetting this was a 7% increase from higher pricing from the pass-through of higher styrene costs.

The $4.8 million increase in Adjusted EBITDA was primarily due to a $6.6 million increase due to higher margins and a $4.0 million increase attributable to lower fixed costs, both attributable to the exit of styrene production in Terneuzen, partially offset by a $5.8 million decrease due to lower sales volumes.

Nine Months Ended – September 30, 2024 vs. September 30, 2023

Net sales decreased by 21% year-over-year. Lower sales volumes due to weaker market conditions in Europe, an intentional reduction of low-margin sales to optimize sales mix, and lower styrene-related sales from the closure of the styrene production facility in Terneuzen led to a 24% decrease in net sales from the prior year. Offsetting this was a 4% increase from higher pricing due to the pass-through of higher styrene costs.

The $13.4 million, or 135%, increase in Adjusted EBITDA was primarily due to an increase of $16.1 million, or 162%, due to higher margins and an increase of $9.7 million from lower fixed costs primarily related to the closure of the styrene production facility in Terneuzen. This was partially offset by a decrease of $12.6 million, or 126%, due to lower sales volume.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2024	2023	% Change	2024	2023	% Change
Adjusted EBITDA*	$4.0	$19.0	(79)%	$25.8	$49.1	(47)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – September 30, 2024 vs. September 30, 2023

The decrease in Adjusted EBITDA was mainly due to an unplanned outage at its styrene production facility and lower styrene margins in the current year.

Nine Months Ended – September 30, 2024 vs. September 30, 2023

The decrease in Adjusted EBITDA was mainly due to a planned turnaround in the first quarter and an unplanned outage in the third quarter at its styrene production facility.

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net loss	$(87.3)	$(38.4)	$(230.6)	$(436.3)
Interest expense, net	72.3	46.6	200.0	125.1
Provision for (benefit from) income taxes	3.4	(17.7)	29.1	(59.5)
Depreciation and amortization	48.3	38.2	139.9	146.7
EBITDA(a)	$36.7	$28.7	$138.4	$(224.0)
Net gain on disposition of businesses and assets(b)	—	(9.3)	(7.1)	(25.6)
Restructuring and other charges(c)	28.5	13.8	41.9	19.0
Asset impairment charges or write-offs(d)	—	0.5	—	2.1
Goodwill impairment charges(e)	—	—	—	349.0
Other items(f)	0.9	7.2	4.7	13.5
Adjusted EBITDA	$66.1	$40.9	$177.9	$134.0
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
(b)	Amounts for the three and nine months ended September 30, 2024 primarily relate to the sale of the Belen, New Mexico and Bronderslev, Denmark manufacturing facilities. Refer to Note 4 in the condensed consolidated financial statements for further information.
(c)	Amounts for the three and nine months ended September 30, 2024 and 2023 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.
(d)	Amounts for the three and nine months ended September 30, 2023 primarily relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany, as described within Note 12 in the condensed consolidated financial statements.
(e)	Amounts for the nine months ended September 30, 2023 relate to the goodwill impairment of the Engineered Materials reporting unit.
(f)	Other items for the three and nine months ended September 30, 2024 and 2023 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the potential divestiture of our styrenics business and our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2024 and 2023. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(99.3)	$131.2
Investing activities	(33.9)	(11.1)
Financing activities	40.7	(48.2)
Effect of exchange rates on cash	(1.0)	(5.0)
Net change in cash, cash equivalents, and restricted cash	$(93.5)	$66.9

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024 totaled $99.3 million, which included a $5.7 million decrease in working capital and $15.0 million of dividends received from Americas Styrenics. Cash provided by operations during the quarter was $8.8 million, a sequential improvement of $50.7 million compared to second quarter 2024 as a result of targeted working capital and other actions, including deferring interest payments through the PIK Interest Election.

Net cash provided by operating activities during the nine months ended September 30, 2023 totaled $131.2 million, which included $55.0 million of dividends received from Americas Styrenics.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 totaled $33.9 million, which was primarily attributable to capital expenditures of $42.1 million offset by proceeds from the sale of business and other assets of $8.2 million.

Net cash used in investing activities during the nine months ended September 30, 2023 totaled $11.1 million, which was primarily attributable to capital expenditures of $49.1 million offset by proceeds from the sale of business and other assets of $38.0 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 totaled $40.7 million. During the nine months the Company drew $438.2 million in proceeds from the A/R Facility, and repaid $363.2 million, principally related to funding working capital through the quarter This activity was partially offset by $13.7 million in debt repayments, $1.3 million of dividends paid, and $14.0 million of net repayments of short-term borrowings.

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

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Cash provided by (used in) operating activities	$(99.3)	$131.2
Capital expenditures	(42.1)	(49.1)
Free Cash Flow	$(141.4)	$82.1

Refer to the discussion above for significant impacts to cash provided by (used in) operating activities for the nine months ended September 30, 2024 and 2023.

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

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans. Liquidity is defined under the 2028 Refinance Credit Agreement as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement. As of September 30, 2024, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement.

As of September 30, 2024, the Company had Liquidity of $340.3 million, comprised of $163.1 million of cash and cash equivalents and approximately $177.2 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $102.2 million and $75.0 million respectively. At September 30, 2024 and December 31, 2023, we had $2,438.0 million and $2,344.6 million, respectively, in outstanding indebtedness and $305.5 million and $521.5 million, respectively, in working capital. In addition, as of September 30, 2024 and December 31, 2023, we had $95.1 million and $161.4 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of September 30, 2024 and December 31, 2023 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2024			December 31, 2023
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Senior Notes	$447.0	5.1%	$18.6	$447.0	5.1%	$24.8
2025 Senior Notes	115.0	5.3%	4.9	115.0	5.4%	21.4
Senior Credit Facility
2024 Term Loan B	—	—%	—	—	—%	34.1
2028 Term Loan B	723.7	8.1%	47.3	728.9	8.2%	59.9
2026 Revolving Facility	—	—%	2.0	—	—%	2.3
2028 Refinance Term Loans	1,069.8	14.5%	125.4	1,046.5	13.8%	50.4
Accounts Receivable Securitization Facility	75.0	8.2%	4.0	—	—%	1.3
Other indebtedness	7.5	4.2%	0.3	7.2	6.5%	0.4
Total	$2,438.0		$202.5	$2,344.6		$194.6

As of September 30, 2024, our Senior Credit Facility included the 2026 Revolving Facility, which is scheduled to mature in May 2026 and had a borrowing capacity of $375.0 million and $20.3 million outstanding letters of credit. The 2026 Revolving Facility contains a springing covenant which, if not met, limits our borrowing to 30% of the maximum available capacity under the 2026 Revolving Facility. This covenant requires the Company to meet a first lien net leverage ratio (as defined in our secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of September 30, 2024, the first lien net leverage ratio was 6.46x, and as such, the Company had $102.2 million of funds available for borrowing (net of $10.3 million outstanding letters of credit as defined in the secured credit agreement). Further, as of September 30, 2024, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum.

Also included in our Senior Credit Facility is our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2028 Term Loan B is SOFR plus 2.50% (subject to a 0.00% SOFR floor).

As of September 30, 2024, our 2028 Refinance Term Loans (with original principal of $1,077.3 million, maturing in May 2028), issued under the 2028 Refinance Credit Agreement, have a stated interest rate plus 8.50% (subject to a 3.00% SOFR floor), and were issued at a 3.0% original issue discount. Under the terms of the 2028 Refinance Credit

Agreement, through September 8, 2025, the Company may execute quarterly, at its discretion, the PIK Interest Election to defer a portion of interest margin payable and the converted principal is subject to an additional 1.00% margin. On July 1, 2024, the Company executed the PIK Interest Election on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable in the amount of $11.5 million, thereby capitalizing $14.2 million to principal payments due at maturity. As of September 30, 2024, the Company accrued for the PIK Interest Election that was executed on October 1, 2024 on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable in the amount of $10.5 million, thereby capitalizing $13.0 million to principal payments due at maturity.

During the nine months ended September 30, 2024, the Company made $8.1 million and $5.6 million of net principal payments related to the 2028 Refinance Term Loans and the 2028 Term Loan B, respectively, and as of September 30, 2024, the Company’s has an additional $18.3 million of scheduled future payments classified within current debt on consolidated balance sheet related to both the 2028 Refinance Term Loans and the 2028 Term Loan B.

As of September 30, 2024, our 2025 Senior Notes, as issued under the Indenture executed in 2017, include $115.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025 and are classified within “Short-term borrowings and current portion of long-term debt” on the condensed consolidated balance sheets. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices.

As of September 30, 2024, our 2029 Senior Notes, as issued under the Indenture executed in 2021, include $500.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2021. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices.

We also continue to maintain an accounts receivable securitization facility. On March 28, 2024, the Company extended the maturity date of the 2010 A/R Facility to November 2025 and then on July 18, 2028 the Company terminated the 2010 A/R Facility and replaced it with a new 2024 A/R Facility. The new 2024 A/R Facility borrowing limit is $150.0 million and bears interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75%, and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. The Company may terminate the 2024 A/R Facility at any time, subject to a 1.00% call premium prior to January 2027. There is no minimum liquidity covenant associated with the 2024 A/R Facility.

As of September 30, 2024, the 2024 A/R Facility had a borrowing capacity of $150.0 million and $75.0 million outstanding under the facility. As of September 30, 2024 the Company had $150.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $75.0 million of additional funds available for borrowing. During the nine months ended September 30, 2024, the Company drew $438.2 million and repaid $363.2 million from both facilities. Refer to Note 11 in the consolidated financial statements for further information on the facility.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the nine months ended September 30, 2024, the Company declared dividends of $0.01 per ordinary share, totaling $0.3 million, all of which was accrued as of September 30, 2024 and was paid in October 2024. These dividends are well within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

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

Our ability to generate cash from operations to pay our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part I, Item 1A – Risk Factors of our Annual Report, as well as risk factors included in Part II, Item 1A herein. As of September 30, 2024, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended September 30, 2024, see “Litigation Matters” in Note 14 to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors below, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

The implementation of our transformation strategy has resulted in, and may continue to result in, changes to our business, operations, capital allocation, operational and organizational structure, increased demands on management, and could result in short-term and one-time costs, including higher than expected restructuring costs, loss of revenue, and other negative impacts on our business. We cannot guarantee that the execution of this strategy, including the steps taken to date, will lead to higher growth, higher margins and lower earnings volatility. We also cannot be certain that we will be successful in identifying opportunities for divestiture of all or a portion of our styrenics business or identifying investments in assets we believe best fit our portfolio transformation, whether such opportunities will be available at a price and at terms acceptable to us, or at all, or whether we will face difficulties due to timing or funding availability. Implementation of this transformation may take longer than anticipated, and once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute, delays in implementation, global or local economic conditions, accessibility to capital markets, inflation, high interest rates, competition, and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

We may be unable to achieve cost savings and other benefits from our restructuring activities and cost reduction initiatives.

Since 2022 we have announced certain restructuring programs associated with our strategic transformation, adoption of cost reduction actions designed to improve profitability.

In December 2022, we announced approval of an asset restructuring plan designed to reduce costs, improve profitability, and reduce exposure to cyclical markets and elevated natural gas prices, which includes (i) closure of manufacturing operations at our styrene production facility in Boehlen, Germany, (ii) closure of one of our production lines at our Stade, Germany polycarbonate plant, (iii) closure of our PMMA sheet manufacturing site in Matamoros, Mexico and (iv) reduction of SB latex capacity at our Hamina, Finland plant. In August 2023 we announced a restructuring plan designed to optimize our PMMA sheet network, primarily in Europe, and consolidate manufacturing operations, which included closure of certain plants and product lines, including (i) closure of manufacturing operations at our PMMA cast sheets plant in Bronderslev, Denmark, (ii) closure of manufacturing operations at our batch polyester tray casting plant in Belen, New Mexico, and (iii) closure of our PMMA extruded sheet production line at our Rho, Italy plant. The plan also included certain other workforce reductions, including elimination of certain executive positions, to streamline the Company’s internal general & administrative network. We also closed our Terneuzen, the Netherlands styrene plant in November 2023, and in October 2024 we announced our decision to exit virgin polycarbonate manufacturing at our Stade, Germany facility along with the combination of management of our Engineered Materials, Plastics Solutions and Polystyrene business and reduction in workforce of supporting functions. Following these plant and product line closures, our downstream styrene and polycarbonate needs will be purchased from external suppliers.

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

We have supply agreements with Dow for butadiene, and MMA, which are critical raw materials to our business. These raw materials and other less critical materials amount to approximately 21% of our total raw materials acquired in 2023, based on aggregate purchase price. The remainder is purchased via other third-party suppliers on a global basis. As these and other third-party supply agreements expire, we may be unable to renegotiate or renew these contracts, or obtain new long-term supply agreements on terms comparable to us, or at all, which may significantly impact our operations. See Item 1 of our Form 10-K – Business- Sources and Availability of Raw Materials.

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

In March 2023, due to an equipment failure at the Bristol, Pennsylvania facility, operated by our wholly-owned subsidiary, Altuglas LLC, an accidental release of latex emulsion product occurred, which ultimately flowed into a local waterway (the “Bristol Spill”). We reported the event and cooperated closely with local, state, and federal authorities. The Company has been named, and continues to defend against, claims related to the Bristol Spill. See Item 3 of our Form 10-K – Legal Proceedings.

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

Our industry and the end markets into which we sell our products experience periodic technological changes and ongoing product improvements. Our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Our future growth will depend on our ability to predict and react to changes in key end markets, and to successfully develop, manufacture and market products in such changing end markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with these materials, and our customers may not accept any of our new products. We have made and may continue to make investments in certain markets we believe have high growth potential. If these or other investments like it are unsuccessful, or if we otherwise fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

Risks Related to Acquisitions and Dispositions

We may not be successful in the proposed divestiture of our styrenics businesses.

We continue to explore strategic alternatives related to our styrenics business. In 2024 we announced the commencement of the sale process for our interest in Americas Styrenics pursuant to an ownership exit provision in the joint venture agreement, for which we expect to generate a definitive agreement in the first half of 2025. While the divestiture of our styrenics businesses remains a key part of our transformation strategy, we cannot estimate whether economic conditions and capital markets will sufficiently improve to allow us to successfully complete a sale of all or a portion of our styrenics business, locate an adequate buyer or buyers, or negotiate terms of a sale acceptable to the

Company. We also cannot be certain whether we will successfully complete the sale of our interest in Americas Styrenics in the expected timeline, or that it the process will generate a satisfactory sale price.

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

For the year ended December 31, 2023, we received dividends of $65.0 million from our Americas Styrenics joint venture. In 2024 we announced the commencement of the sale process for our interest in Americas Styrenics, pursuant to an ownership exit provision in the joint venture agreement. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Differences in views among joint venture participants and our inability to unilaterally implement sales and production strategies or determine cash distributions from joint ventures may significantly impact short-term and longer-term financial results, financial condition and the value of our ordinary shares.

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

Under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar statutes outside the U.S., the current or former owner or operator of a property contaminated by hazardous substance releases is subject to strict, unlimited, joint, several and retroactive liability for the investigation and remediation of the property, and also may be liable for natural resource damages associated with the releases. In addition to potential statutory liability, we also face the risk that individuals could seek damages for personal injury due to exposure to chemicals at our facilities, chemicals which have been released from our facilities, chemicals otherwise owned or controlled by us, or chemicals which allegedly migrated from products containing our materials. For example, we face class action claims and regulatory action by various government agencies related to the Bristol Spill, which are ongoing. See Item 3 of our Form 10-K – Legal Proceedings. We may be subject to claims with respect to workplace exposure, workers’ compensation and other health and safety matters. Legal claims and regulatory actions could subject us to both civil and criminal penalties, which could affect our reputation as well as our results of operations, financial condition, and liquidity.

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

For more information regarding our indebtedness, see Item 2 above – Management’s Discussion and Analysis of Financial Conditions and Results of Operations- Capital Resources, Indebtedness and Liquidity.

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

Our Senior Credit Facility contains a springing covenant which, if not met, limits our borrowing to 30% of the maximum available capacity under the revolver. We have not been in compliance with this financial covenant since March 31, 2023 and access to our revolving credit facility has been limited to 30% of the total capacity of the revolver. We are also required to meet a minimum liquidity test under our 2028 Refinance Credit Agreement. The ability of our subsidiaries to comply with the covenants, financial ratios and tests contained in the Credit Agreement, the 2028 Refinance Credit Agreement and the Indentures, to pay interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility to fund liquidity needs in an amount sufficient to enable them to service their indebtedness. Furthermore, if we need additional capital for general corporate purposes, to repay or refinance existing indebtedness, or to execute on an expansion strategy, there can be no assurance that additional capital or refinancing opportunities will be available on satisfactory terms or at all.

A failure to repay amounts owed under the Senior Credit Facility, 2028 Refinance Credit Facility, our 2029 Senior Notes or 2025 Senior Notes at maturity would result in a default. In addition, a breach of any of the covenants in the Credit Agreement, 2028 Refinance Credit Agreement or Indentures, or our inability to comply with the required financial ratios, tests or limits could result in a default. If a default occurs, lenders may refuse to lend us additional funds and the lenders or noteholders could declare all of the debt and any accrued interest and fees immediately due and payable. A default under one of our subsidiaries’ debt agreements may trigger a cross-default under our other debt agreements. For more information regarding our indebtedness, please see Item 2 above – Management’s Discussion and Analysis of Financial Conditions and Results of Operations- Capital Resources, Indebtedness and Liquidity.

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

Prior to the Dow Separation, we were operated by Dow, which has provided and continues to provide services under certain agreements that are important to our business. We are a party to (i) SAR SSAs,; (ii) supply and sales agreements; and (iii) the AR MOD5 Agreement. Under the terms of the above agreements, either party is also permitted to terminate the applicable agreement in a variety of situations, including in the event of the other party’s uncured material breach, insolvency, change of control or cessation of operations. Should Dow fail to provide these services or raw materials, or should any of the above agreements be terminated, we would be forced to obtain these services and raw materials from third parties or provide them ourselves. Additionally, if Dow terminates agreements pursuant to which we are obligated to provide certain services, we may lose the fees received by us under these agreements. The failure of Dow to perform its obligations under, or our inability to renegotiate, renew or replace any of these contracts, particularly without an alternative source of raw materials, could adversely affect our operations. Depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner. For more information regarding our relationship with Dow, please see Item 1 of our Form 10-K – Business - Our Relationship with Dow.

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

Our products are sold in markets that are sensitive to changes in general economic conditions, such as sales of automotive and construction products. Downturns in general economic conditions, or in regional markets such as in Europe or the U.S., can cause fluctuations in demand for our products, product prices, volumes and margins.

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

Adjustments to customer inventory management practices (“destocking”) can adversely affect the demand for our products when customers prefer to reduce their levels of inventory regarding the products we supply. Generally destocking cycles are followed by a period of inventory restocking. Increased working capital requirements associated with restocking periods could adversely impact our short term cash flows and liquidity. Alternatively, if we face an extended period of customer destocking, or if destocking is not followed by a corresponding period of restocking, it could adversely affect our revenues, financial condition and results of operations.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

Date: November 7, 2024

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)