Form 10-K
period 2024-12-31
Trinseo PLC
filed 2025-02-27
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of February 19, 2025, there were 35,481,484 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo PLC computed by reference to the closing price of the registrant’s common shares on the New York Stock Exchange as of June 30, 2024 was approximately $80,454,191.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2025 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

●	our ability to successfully transform the Company to a specialty materials and sustainable solutions provider, including our ability to divest assets and identify new growth opportunities;
●	our ability to successfully generate cost savings through restructuring and cost reduction initiatives;
●	volatility in raw material costs or disruption in the supply of the raw materials utilized for our products;
●	increases in energy costs, volatility in energy markets and supply shortages, including those resulting from global conflicts;
●	the deterioration of our credit profile limiting our access to commercial credit;
●	any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges;
●	our significant levels of indebtedness and ability to service our debt and meet our debt covenants;
●	the restrictions on our operations, sale of assets and use of cash due to our debt agreements;
●	the execution of capital projects and other growth investments in accordance with the Company’s plan, budget and forecasts;
●	any inability to continue technological innovation and successful introduction of new products;
●	our ability to successfully divest our styrenics businesses, including the sale of our interest in Americas Styrenics (as defined herein), our ability to identify buyers and negotiate a sale, and the timing thereof, given current economic conditions;
●	our ability to realize the benefits of acquisitions, to successfully integrate, realize synergies, retain customers, grow profitably, or the potential for impairment of goodwill acquired in such acquisitions;
●	other strategic acquisitions or divestitures affecting our operations or financial condition;
●	the stability of our joint ventures;
●	costs and business restrictions associated with complying to customs, international trade, export control and antitrust laws;
●	implementation of tariffs, changes to global trade policies, or retaliatory actions;
●	changes in global and local tax regulations;
●	regulatory and statutory changes applicable to our raw materials and products, including those related to climate change and sustainability;
●	expenditures related to changes to and our compliance with environmental, health and safety laws;
●	liabilities and losses related to contamination, environmental damage, or chemical exposures or release;

●	the outcome of ongoing or future litigation, arbitration or other legal proceedings;
●	our continued reliance on our relationship with The Dow Chemical Company and/or its affiliates (Dow) for certain services and supply of raw materials;
●	the limitations of our intellectual property licensing arrangements with Dow;
●	any inability to protect our trademarks, patents, and other intellectual property rights, as well as our ability to successfully license our intellectual property;
●	our infringement on the intellectual property rights of others;
●	cybersecurity incidents, including data breaches or cyber-attacks;
●	implementation of our enterprise resource planning system;
●	risks associated with our incorporation in Ireland; including impact of the Irish Companies Act and Irish Takeover Rules on our shareholders, and lack of flexibility to manage our capital structure;
●	conditions in the global economy and capital markets, and the impact of adverse conditions including recession, economic crisis, trade disputes, disease pandemics, terrorism, or war;
●	local business risks in the different countries in which we operate;
●	fluctuations in currency exchange rates; and
●	other risks described in the “Risk Factors” section or other sections of this Annual Report.

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

Trinseo PLC

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2024

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

Definitions of capitalized terms not defined herein appear in the notes to our consolidated financial statements. Specifically, refer to Note 16 in the consolidated financial statements for definitions of the Company’s debt facilities.

PART I

Item 1. Business

Business

The Company

Trinseo PLC is a public limited company existing under the laws of Ireland. Trinseo PLC was merged with our former publicly traded parent entity, Trinseo S.A., with Trinseo PLC as the surviving entity. Prior to the formation of Trinseo S.A., our business was wholly owned by The Dow Chemical Company (together with its affiliates, we refer to as “Dow”). Our predecessor business was sold by Dow in 2010 to investment funds advised or managed by affiliates of Bain Capital Partners, LP (the “Dow Separation”), which fully divested its ownership in the Company in 2016. We have been listed on the New York Stock Exchange since June 2014 under the ticker symbol “TSE.”

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

We have significant manufacturing and production operations around the world, which allow us to serve our global customer base. As of December 31, 2024, our production facilities included manufacturing plants and one recycling facility at sites across the globe, including the Company’s joint venture, Americas Styrenics. Additionally, as of December 31, 2024, we operated 11 research and development (“R&D”) facilities globally, including technology and innovation development centers, which we believe are critical to our global presence and innovation capabilities. Our significant global operations also provide diversity in the end markets for our products.

Our Strategy

In 2024, we continued to focus our efforts and investments on a strategy to transform Trinseo into a specialty materials and sustainable solutions provider focusing on product offerings which are less cyclical and offer significantly higher growth and margin potential. In pursuit of this transformational goal, we have invested, and will continue to invest, in differentiated and sustainable product offerings serving the applications within our compounding business segments, as well as coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders business segment, while closing underperforming or unprofitable product lines to focus on improving cash flow.

In support of our strategy and to improve our footprint as a sustainable solutions provider, we continue to expand capabilities to convert post-consumer and post-industrial waste for use in a wide range of high-end applications. In April 2023 we announced the inauguration of a polycarbonate (“PC”) dissolution pilot facility in our Terneuzen, the Netherlands plant, which will be used to manufacture recycled polymers, and is another step in realizing our sustainability goals. We also announced the opening of our polymethyl methacrylates (“PMMA”) depolymerization plant in Rho, Italy in June 2024, which marks another step forward in our commitment to sustainability and progress toward our sustainable product portfolio goals and which utilizes recycling technology that allows more PMMA to be recycled in comparison to existing technologies. Additionally, we started up our acrylonitrile butadiene styrene (“ABS”) dissolution pilot facility in July 2024 in Terneuzen, the Netherlands.

In the face of recent market downturns, lower demand and pricing volatility, we have continued to implement multiple restructuring initiatives including product line shutdowns and workforce reductions which are designed to reduce costs, streamline commercial and operational activities, improve profitability and improved cash flow generation. We have also taken steps to reduce our exposure to cyclical markets and strengthen our competitive position through the closure of certain underperforming or uncompetitive plants and product lines. This includes closure of our global styrene manufacturing operations, as well our decisions to exit virgin polycarbonate manufacturing and to decommission our polycarbonate plant at our Stade, Germany facility in connection with the sale of manufacturing assets. Following these actions, our downstream styrene and polycarbonate needs will be purchased from external suppliers.

We believe there are opportunities to improve our business and enhance our position as a specialty materials and sustainable solutions provider by continuing to enhance our existing portfolio, and by expanding on businesses we have acquired. In addition to our transformation strategy, the Company continues to seek organic growth through expansion into key markets or strategic capital investments targeting technologies and solutions that meet the evolving needs of our customers, and to continue to provide innovative products to our customers who seek our technological and development capabilities to create specialty grades, new and sustainable products, and technologically-differentiated formulations. The Company will continue to focus on growing margins and reducing earnings volatility through such organic investments, as well as through divestitures of other less strategic businesses or assets in our portfolio.

We continue to evaluate strategic alternatives to divest all or a portion of our styrenics businesses, which includes our polystyrene business and our interest in Americas Styrenics LP. In 2024, we announced the commencement of the sale process for our interest in Americas Styrenics pursuant to an ownership exit provision in the joint venture agreement. The styrenics business separation remains an integral part of our transformation strategy, and we continue to evaluate actions to transform the Company into a higher growth, higher margin and less cyclical specialty and sustainable materials provider.

We remain committed to maintaining a stable financial position with appropriate financial flexibility and liquidity. The Company employs a disciplined approach to capital allocation and deployment of cash that strives to balance maintaining liquidity, business growth, while providing returns to our shareholders, when possible.

The priorities for uses of available cash include the servicing of our debt, the funding of targeted growth initiatives including capital expenditures, research and development, and the continued return of capital to our shareholders via quarterly dividends. Management believes that consistent cash flow generation, spending discipline, working capital management, and continued investment in higher margin, differentiated products are critical to providing the Company with the ongoing flexibility to pursue our business strategy.

For more information regarding our strategic highlights see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Highlights.

Business Segments

In 2023, the Company operated under six reportable segments: Engineered Materials, Latex Binders, Plastics Solutions, Polystyrene, Feedstocks, and Americas Styrenics. Effective January 1, 2024, the Company no longer manufactured styrene and therefore no longer reports the results of the Feedstocks segment.

In connection with the 2024 Restructuring Plan, on October 1, 2024, the Company changed the management of its businesses to better reflect the Company’s strategic focus on providing solutions in areas such as sustainability and material substitution. The Compounding business within the Plastics Solutions segment was combined with the Engineered Materials segment, while the remaining Plastics Solutions businesses were combined with the Polystyrene segment and renamed Polymer Solutions.

As of December 31, 2024, the Company operated under four reportable segments: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics. Our reportable segments reflect the model under which the business is being managed and results are being reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker.

For additional information regarding business segment results, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 in the consolidated financial statements.

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

In 2024, approximately 36% of total Engineered Materials net sales were generated in Europe, approximately 45% were generated in the United States, and approximately 12% were generated in Asia.

Products and End Uses

Products in the Engineered Materials segment are split into rigid compounds, soft plastic compounds, and PMMA resins and sheets. Rigid compounds include PC compounds, ABS compounds, and PC blends, mostly PC/ABS, and support primarily the automotive, consumer electronics and medical markets for equipment housing applications. Thermoplastic elastomer (“TPE”) soft plastic compounds are focused on supporting footwear shoe sole applications, personal care, consumer electronics, and automotive high-end applications such as overmolds, sealings, tubing, and films. PMMA products can be sold as resin compounds or sheets produced through continuous-cast, extrusion, and cell-cast processes. PMMA products are sold primarily into building & construction, automotive, medical and consumer goods applications.

The benefit of Trinseo’s portfolio in our Engineered Materials segment is the high level of customization for high-end applications at selected premium brand owners, and clear orientation to sustainable solutions. Our current portfolio includes sustainable solutions, such as high-content post-consumer recycled (“PCR”) polycarbonate and bio-based raw materials. We continue to develop solutions to expand our sustainable offering using PCR ABS, PCR TPE, PCR PMMA and recycled MMA (“R-MMA”), which is chemically recycled. Sustainable products represented 4% of Engineered Materials segment volume in 2024 and are a core growth area.

Compounding. Our compounding products consist of PC/ABS compounds, PC blends, and PC and polypropylene compounds. In 2024, compounding products represented approximately 44% of total segment net sales.

We have a significant position in PC/ABS blends, which combine the heat resistance and impact strength of PC with the easy-to-process qualities and resilience of our ABS. We have also developed compounds containing PCR content in their products. We believe our ability to offer technologically-differentiated products to meet customer needs sets us apart from our competitors, and with our history as a leading innovator in compounds and blends, we have established ourselves as a leading supplier of PC-based products.

We sell our compounds products mainly under the EMERGE brand for consumer electronics, and under the CALIBRE brand for medical markets. We sell our PMMA products primarily under PLEXIGLAS in the United States and ALTUGLAS in Europe and Asia. For the automotive industry, we manufacture PC/ABS blends under the PULSE brand, and we innovate collaboratively with our customers to develop performance solutions to meet industry needs, such as reducing the weight of vehicles or providing products using recycled or sustainable content. As a result, we are a key supplier of these products to leading automotive companies in North America and Europe, who tend to specify these products on a per car platform basis, making it difficult to be displaced as a supplier once selected and providing us with relatively stable and predictable cash flows for several years during the production lifecycle. We have an established position in China and are working to further increase our presence in Asia.

We foresee growth in applications of building & construction, consumer goods, and automotive as well as continued initiatives toward light-weighting, paint replacement and digitization. Supported by current macro trends, specifically as it relates to safety and health, remote servicing and working, and sustainability, we believe that we have additional growth opportunities in existing consumer electronics applications, including tablets, notebooks, smart phones and other handheld devices, as well as new voice control systems, home entertainment and delivery equipment. We also foresee growth in medical wearables, home equipment, and drug delivery devices. In serving these markets, we leverage our polymer and compound technologies to meet increasingly stringent performance requirements along with our customers’ aesthetic and color-matching requirements, which are crucial characteristics for the products involved.

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

We manufacture our TPE soft plastic compounds principally under the trade names MEGOL, APILON, APIGO, and APINAT. Growth in footwear is supported by bio thermoplastic polyurethane solutions in both luxury and sport premium markets, while automotive growth is orientated to hygienic interiors and both robust and smart surfaces.

Competition and Customers

Our main competitors are Sabic, Covestro, Styrolution, Shanghai Pret Composites Co. Ltd., LG Chem, Lotte Chemical Corporation, and Kingfa for compound technologies, Kraiburg, Celanese, Avient, Hexpol and BASF for TPEs, and Roehm, Plaskolite, Mitsubishi Chemicals and Schweiter Technologies for PMMA resins and sheets.

We compete in the Engineered Materials segment primarily based on our ability to offer differentiated, sustainable and reliable products, high quality customer service, and deep relationships with prioritized customers. We believe that growth in this segment will stem from the continued high demand for engineered and sustainable product solutions serving the consumer electronics, automotive, building & construction, wellness, footwear, medical and lighting application markets. We believe our track record of innovation and our focus on differentiated products enhances our growth prospects in this segment. We also believe that our global organization and facilities are a competitive advantage that allows us to provide customers with consistent grades across different regions and positions us to strategically serve emerging markets.

Seasonality

Due to the steady demand state of a portfolio of applications in many markets, such as consumer electronics, medical devices, and footwear, rigid compounds and soft TPE products do not experience significant seasonality. PMMA and compound applications geared towards automotive, building and construction and wellness markets do experience some seasonality.

Latex Binders Segment

Overview

We are a global leader in styrene-butadiene latex (“SB latex”), holding a strong market position across the geographies and applications in which we compete, including the #1 position in SB latex capacity in North America and a Top 3 position in capacity in Europe, based on third party data. In 2024, approximately 43% of our Latex Binders segment’s sales were generated in Europe, 31% were generated in the United States, and the majority of the remaining net sales were generated in Asia. Additionally, this segment includes the results of our styrene-acrylate latex (“SA latex”) and all-acrylic latex (“AA latex”) production facilities and related infrastructure in the United States, Europe and Asia. As noted above, as part of the Company’s transformational strategy, our key area of focus in the Latex Binders segment is to grow our product offerings serving CASE and battery applications, as these offer significantly higher growth and margin potential.

Products and End Uses

We hold the #1 position for supplying latex binders for the coated paper and board market globally, based on third party data. SB latex is widely used as a binder for mineral pigments as it allows high coating speeds, improved smoothness, higher gloss level, opacity and water resistance that is valued in the product’s end use in advertising, magazines, and packaging board coatings.

We are also the #1 supplier of latex binders to the carpet and artificial turf market, based on third party data, and offer a diverse range of products for use in residential and commercial applications. We produce SB latex, SA latex, vinylidene chloride, and butadiene-methacrylate latex products for the commercial and niche carpet markets. SB latex is also used in flooring as an adhesive for carpet and artificial turf fibers. We continue to implement new chemistries for paper coating and carpet backing applications.

We also offer a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for CASE applications. Net sales to CASE applications made up approximately 14% of total Latex Binders net sales in 2024, with margins of approximately two times the average of products serving all applications within the segment.

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

Additionally, our global manufacturing footprint is key in allowing us to serve our customers in a cost-effective manner, as latex binders products are costly to ship over long distances due to their high water content. We believe that our global network of service and manufacturing facilities is highly valued by our customers. We seek to capture the value of our R&D and TS&D services and manufacturing capabilities through our pricing strategy. In 2024, we estimate that more than half of net sales in this segment related to contracts that include raw material pass-through clauses.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance, particularly in the CASE applications of our Latex Binders segment.

Polymer Solutions Segment

Overview

Our Polymer Solutions segment consists of a variety of polymers, the majority of which are for automotive and building and construction applications. The segment includes our ABS, styrene-acrylonitrile (“SAN”), and polystyrene businesses, as well as our polycarbonate technology. The Polymer Solutions segment also includes the results of the Heathland Acquisition, which is focused on converting post-consumer and post-industrial PMMA, PC, ABS, polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. In 2024, approximately 48% of net sales from our Polymer Solutions segment were generated in Europe, 28% were generated in North America, and the majority of the remaining net sales were generated in Asia.

Products and End Uses

Copolymers. Our copolymers products consist of ABS and SAN. In 2024, copolymers represented approximately 41% of total segment net sales.

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

Polycarbonate (PC). Previously, our PC products were manufactured in Stade, Germany and are sold into various markets as well as consumed internally for our compounding products. On November 13, 2024, the Company announced it entered into agreements to supply a polycarbonate technology license and to sell its proprietary polycarbonate production equipment from its Stade, Germany plant to Deepak Nitrite Limited (“Deepak”) for use in India. In connection with this sale of polycarbonate manufacturing assets, during the fourth quarter of 2024, the Company committed to a plan to decommission the Stade, Germany polycarbonate plant. In December 2024, following the commitment to decommission, the Company no longer manufactures virgin PC and will source its PC needs from external suppliers. However, the Company will continue to leverage its know-how and IP regarding our proprietary PC technology in the form of licensing agreements, as well as innovation in recycled PC technology.

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

Polystyrene. We are a leading producer of polystyrene, with multiple plants in Europe and Asia, and focus on sales to injection molding and thermoforming customers. Our product offerings include a variety of general purpose polystyrenes (“GPPS”) and high impact polystyrene (“HIPS”). HIPS is polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties. These products provide customers with performance and aesthetics at a relatively low cost across applications, including appliances, packaging, including food packaging and food service disposables, consumer electronics and building and construction materials.

The STYRON™ brand is one of the longest established brands in the industry and is widely recognized in the global marketplace. We believe our R&D capabilities provide valuable, differentiated solutions for our customers, making us well-positioned to address the sustainability, weight reduction, and safety needs.

In 2024, we continued our recycled polystyrene efforts by i) offering recycled polystyrene for food packaging applications for some of our customers through both dissolution and mechanical recycling technology, ii) renewing our ISCC Plus mass balance certifications in Tessenderlo, Schkopau, Hong Kong/Tsing Yi, and iii) submitting a Novel Technology dossier for food contact with dissolution PS. We view recycled polystyrene products as important not only for the benefit of the environment but also as a way to better serve our customers by addressing their need for sustainable solutions.

Competition and Customers

Our principal competitors in our Polymer Solutions segment are Covestro AG, Saudi Basic Industries Corporation, INEOS Styrolution, Versalis S.p.A., Shanghai Kumho Sunny Plastics Co., Ltd., LG Chem, Lotte Chemical Corporation, Total S.p.A., Sinopec Corp., Formosa Chemicals & Fibre Corp., and Chi Mei Corporation.

In our Polymer Solutions segment, we compete primarily based on our ability to offer innovative, differentiated, sustainable and reliable products, the quality of our customer service, operational reliability and the length and depth of our customer relationships.

We believe potential growth in the Polymer Solutions segment will be impacted by a number of factors, including consumer preference for lighter-weight and impact-resistant products. Additionally, we believe growth prospects are bolstered by sustainability trends such as electric vehicles and potential government mandates, such as the substitution of lighter-weight plastics for metal in automobiles. Therefore, we believe our history of innovation and our focus on differentiated products enhances our growth prospects in this segment. Our innovation has contributed to long-standing relationships with customers who are recognized leaders in their respective end markets. We also believe our global facilities are a competitive advantage that allows us to provide customers with consistent grades across different regions and positions us to strategically serve emerging markets.

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

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Polymer Solutions segment. Additionally, sales volumes may fluctuate from quarter-to-quarter as customers may adjust their purchasing patterns based on their expectations of polystyrene price changes caused by underlying raw material cost changes.

Americas Styrenics Segment

Overview

This segment consists solely of the operations of our 50%-owned joint venture with Chevron Phillips Chemical Company, Americas Styrenics LLC (“Americas Styrenics”), which continues to be a leading producer in North America of both styrene and polystyrene. In 2024, Americas Styrenics was the #1 producer of polystyrene, based on capacity data, and supplied 18% of the styrene monomer capacity in North America. We received a total of $45.0 million in cash dividends from Americas Styrenics during 2024. We estimate that the contribution to our equity earnings from Americas Styrenics’ polystyrene business was approximately 229% in 2024, 88% in 2023, and 71% in 2022. In 2024 we announced the commencement of the sale process for our interest in Americas Styrenics pursuant to an ownership exit provision in the joint venture agreement, which we now expect to result in a signing in late 2025.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, and in 2024 approximately 53% of the styrene monomer produced by Americas Styrenics was consumed in its own production of polystyrene. The remainder of Americas Styrenics’ product is sold as a key raw material to other manufacturers of polystyrene, expandable polystyrene, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

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

As a leading styrenics producer in North America, this segment is well-positioned to benefit from consolidation dynamics in the styrene and polystyrene industries within the region. Global styrene operating rate percentages were around 71% in 2024 and we believe they will stay in the low 70% range over the next several years before returning to 80% levels, with the potential for positive upside if there are closures of higher-cost styrene plants. Effective operating rates can, from time to time, be impacted by planned and unplanned outages, leading to periods of elevated margins.

Seasonality

Reporting periods impacted by the winter season and unfavorable weather conditions that typically affect the construction and building materials end markets may result in seasonally lower performance in our Americas Styrenics segment.

Our Relationship with Dow

Following the Dow Separation, we entered into certain long-term agreements with Dow to provide services that would ease our transition into a standalone company. In recent years, the Company has successfully migrated a substantial level of systems and services support away from Dow. However, we continue to maintain a significant relationship with Dow for certain technology, site services, utilities as well as the supply of certain raw materials. The failure of Dow to perform their obligations, or the termination of these agreements, could adversely affect our operations. See Item 1A—Risk Factors for more information.

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

In addition, we may terminate with 12-months’ prior notice to Dow any services identified in any SAR SSA as “terminable.” Highly integrated services, such as electricity and steam, generally cannot be terminated prior to the termination date unless we experience a permanent production unit shut down for which we provide Dow with 15-months’ prior notice, or upon payment of a shutdown fee. Upon expiration or termination, we would be obligated to pay a monthly fee to Dow for a period of 45 to 60 months following the expiration or termination of such SAR SSA. The agreements under which Dow receives services from us may be terminated under the same circumstances and conditions.

Additionally, we are party to several agreements with Dow for the provision of certain raw materials, including butadiene, and other products, services and other operational arrangements. We are also party to a Capacity Reservation Contract which is an evergreen contract that provides guaranteed access to a certain portion of MMA capacity at a Dow-owned manufacturing facility in North America, which was assumed in connection with our acquisition of the PMMA business from Arkema S.A. (the “PMMA Acquisition”). See Sources and Availability of Raw Materials for more information. Under the Amended and Restated MOD5 Computerized Process Control Software, Licenses and Services Agreement, with Rofan Services (“AR MOD5 Agreement”), Dow provides worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. The AR MOD5 Agreement may be terminated by either party for cause or uncured material breach; by the Company if we no longer wish to receive maintenance and support for any licensed software; or by Dow if we use the licensed software for any purposes other than Company business. Dow may terminate the maintenance and support terms at any time if we fail to make payments when due. We have converted all plant locations from the MOD5 process control technology and do not expect to incur any significant costs going forward.

The Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”) provides for ongoing worldwide services, substantially all of which were no longer provided by Dow. The Company continues to incur certain costs related to the SAR MOSA in 2024, which are expected to decrease in future years based on anticipated site shutdowns and demolition.

For the years ended December 31, 2024, 2023, and 2022, we incurred a total of $54.5 million, $140.5 million, and $273.9 million, respectively, in expenses under the SAR MOSA, AR MOD5 Agreement, and SAR SSAs (including utilities) including $53.5 million, $138.5 million, and $270.6 million, respectively, for both the variable and fixed cost components of the site services agreements and $1.0 million, $2.0 million, and $3.3 million, respectively, covering all other agreements.

For the years ended December 31, 2024, 2023, and 2022, purchases and other charges from Dow (excluding the SAR MOSA, AR MOD5 Agreement, and SAR SSAs) were approximately $202.7 million, $570.5 million, and $688.7 million, respectively. These purchases and other charges primarily relate to the purchase of raw materials for manufacturing our products. Additionally, for the years ended December 31, 2024, 2023, and 2022, sales to Dow were approximately $65.4 million, $95.1 million, and $146.7 million, respectively principally related to manufacturing of Dow’s products.

Sources and Availability of Raw Materials

The prices of our key raw materials are volatile and can fluctuate significantly over time. While the predominant reason for this volatility is the impact of market imbalances in supply and demand from time to time, energy prices, transportation costs and supplier force majeures have impacted and may continue to impact the volatility of some of our raw materials. The table below shows our key raw materials by reportable segment.

	Latex	Engineered	Polymer	Americas
	Binders	Materials	Solutions	Styrenics
Acetone		X
Benzene				X
Bisphenol A		X	X
Butadiene	X	X	X
Ethylene				X
Methyl Methacrylate (MMA)	X	X
Polycarbonate		X	X
Styrenic resins		X	X
Styrene	X	X	X	X

We have supply contracts in place to help maintain our supply of raw materials at competitive market prices and seek to implement the most efficient and reliable raw material strategy for each of our segments, including utilizing multiple sources where feasible and maintaining a balance between contracted and spot purchases of raw materials. We also produce raw materials for use by our businesses, such as MMA, and we purchase PCR materials for use in products such as our PC compounds. PMMA products use MMA as the key raw material, which is sourced through both our own production in Europe and through supply agreements. During 2024, Dow has supplied us with an aggregate 51% of the MMA used in our PMMA production, both in the United States through various supply agreements. In 2024, we obtained approximately 9% of our raw materials from Dow (based on aggregate purchase price). Acetone, a key material for producing MMA, is supplied via a purchase agreement with Versalis in Europe.

Following our decision to cease production of styrene, we purchased all of our styrene supply through strategic contracts and/or spot market purchases as we seek to optimize our overall costs of securing styrene through efficient logistics, manufacturing economics and market dynamics.

Bisphenol A (“BPA”) is the major raw material associated with PC production. In 2024 we changed to new BPA sources including using Asian material to supply our PC operation in Stade, Germany. Going forward, we will no longer purchase BPA or produce PC in Stade and will purchase all of our PC requirements through strategic contracts and/or spots market purchases.

Technology

Our “One Trinseo R&D” operating model refers to our customer-focused R&D and TS&D activities, which are streamlined across our Engineered Materials, Polymer Solutions and Latex Binders business segments. As part of our customer-centric approach, our R&D and TS&D teams interface with our sales and marketing teams, and directly with customers, to determine their product requirements. These teams then consider material scientific factors, as well as industry and market segment trends in order to select, execute and commercialize new sustainable material solutions that are value-enhancing for both our customers and the Company.

Our global network of R&D Centers of Excellence (CoEs) and Technical Centers support our technological and R&D/TS&D capabilities, where our cross-functional teams work and engage with customers on technology and innovation development. In addition, our R&D/TS&D efforts are also supported by certain “mini-plants” used to make samples of experimental products for testing, which we believe is a critical step in our new product development process. We also operate a plastics research center, which integrates two existing technical support centers and research lab operations in a single location at our Terneuzen, the Netherlands R&D CoE location. Further, we operate pilot plants to facilitate new production technology. Finally, our network of global R&D CoEs in Europe and the United States, are responsible for knowledge sharing, synergies and best-practice standardization and talent development across our business segments.

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $63.5 million, $57.6 million, and $51.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Sales and Marketing

We have a customer-centric business model that has helped us to develop strong relationships with many customers. Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 210 professionals working in sales and marketing around the world, along with approximately 100 customer service professionals and we sell our products to customers in approximately 80 countries. We primarily market our products through our direct sales force. We also leverage various channel management partners, distributors, and agents in the sale of our products. Typically, our direct sales are made by our employees in the regions closest to the given customer.

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

We use trademarks as a means of differentiating our products. We protect our trademarks against infringement where we deem appropriate. We have successfully registered the TRINSEO™ trademark in 130 countries, and also own the Plexiglas®, Altuglas®, Solarkote® and Oroglas® marks as well as other trademarks acquired from Arkema S.A.

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

Environmental, Health, Safety and Product Stewardship

Obtaining, producing and distributing many of our products involve the use, storage, transportation and disposal of toxic and hazardous materials. We are subject to extensive, evolving and increasingly stringent environmental and safety laws and regulations, which address, among other things:

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

We monitor compliance with applicable local, national, and international environmental, health and safety requirements and maintain policies and procedures to monitor and control environmental, health and safety risks, which may in some circumstances exceed the requirements imposed by applicable law. We have a strong environmental, health and safety organization with a staff of professionals who are responsible for environmental, health, personal safety, process safety, and product regulatory compliance and stewardship, in addition to comprehensive standards and tools. We supplement our programs with our participation in trade associations which monitor developments in legislation impacting our businesses. Additionally, our Supplier Code of Conduct includes our expectations for our suppliers to comply with applicable laws and regulations and encourages them to adhere to the highest principles of environmental responsibility.

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

Sustainability is a key focus area of our long-term strategy and during 2024 we continued to take actions to further our offering of sustainable products. In June 2024, the Company announced the opening of the PMMA depolymerization pilot facility in Rho, Italy. The facility uses a continuous process to produce high-purity regenerated MMA from pre- and post-consumer acrylic solutions. This technology returns material to its monomer form and allows additives and contaminants to be removed, which previously could not be done through mechanical recycling. In April 2023 we announced the inauguration of a polycarbonate dissolution pilot facility in our Terneuzen, the Netherlands site. These announcements represent an important step in realizing our sustainability goals and builds upon our 2022 acquisition of Heathland B.V., enhancing our ability to reliably source recycled feedstocks and advance recycling innovations. In 2024, we started two more recycling demo / pilot plants, in in Terneuzen, the Netherlands for our ABS dissolution technology and one in Rho, Italy for our PMMA depolymerization technology.

We continue to publish an annual Sustainability Report with reference to the Global Reporting Initiative (“GRI”) framework, the Sustainability Accounting Standards Board (“SASB”) framework and strive to set a high standard for safety and Employee Health & Safety (“EH&S”) goals. We expect the costs of administering our sustainability program to increase as we continue to focus and improve our sustainability initiatives and reporting.

Environmental Remediation

Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. Many of our production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. In March 2023, we reported an accidental release of acrylic latex emulsion which occurred at our Bristol, Pennsylvania site, which a portion of this material ultimately flowed into a local waterway, and certain environmental claims related to this release are still ongoing. In the past soil and groundwater contamination have occurred at some of the sites and might occur or be discovered at other sites. Subject to certain limitations, Dow is obligated to indemnify and hold us harmless with respect to releases of hazardous material that existed at our sites prior to the Dow Separation, however, the period for new claims at these sites has expired. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. We cannot be certain that Dow will continue to fully honor their existing indemnity obligations or that the indemnity will be sufficient to satisfy all claims that we may incur. Sites acquired after the Dow Separation are subject to different limitations or may not be covered by an indemnity. We conduct comprehensive environmental due diligence for potential acquisitions to mitigate the risk of assuming obligations to conduct material levels of environmental remediation. For a more detailed description of the risks related to environmental remediation, see Item 1A—Risk Factors.

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

Government Regulation

In addition to environmental, health, and safety laws and regulations, our operations subject us to numerous federal, state, and local laws and regulations in the countries in which we operate. International trade laws and trade agreements, tariffs, and export and customs controls can limit the countries in which we can do business, or add significant cost to the import or export of our products or raw materials. Changes to or violations of these regulations could impact the costs of our goods or cause delay in shipments. Our products are also used in a variety of end-uses that have specific regulatory or consumer safety requirements such as those relating to food packaging or medical devices. Changes in these requirements could result in increased compliance costs, product recalls, or fines, which could prevent or inhibit the development and sale of our products. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government regulations can affect the Company’s global operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company’s business, see Item 1A—Risk Factors.

Security

We recognize the importance of security and safety to our employees and the community. Physical security measures have been combined with process safety measures (including the use of technology) and emergency response preparedness into integrated security plans. We have conducted information security assessments at our operating facilities worldwide and, on an ongoing basis, we work to implement appropriate measures to protect these facilities from physical and cyber-attacks. Effort and resources in assessing security requirements at our manufacturing facilities will continue, as required by U.S. Department of Homeland Security and other requirements.

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

Human Capital Resources and Objectives

As of December 31, 2024, we had approximately 2,950 employees worldwide, with the majority (approximately 57%) located in the EMEA region (Europe, Middle East and Africa), approximately 26% in the Americas, and the remainder in Asia Pacific. Approximately 97% of our workforce is full-time.

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

People Strategy

We strive to retain a talented and inclusive workforce and understand that our success requires ongoing investment in our employees. Our approach to attracting and retaining talent is our commitment to our core values of Responsible Care®, Innovation, Respect & Integrity, Accountability & Value Creation, and Commitment to Customers. As applied to our employees, these values prioritize health and safety, accountability and rewards for achievement, and treatment of all persons in our organization with respect, honesty, and dignity.

Our core values are reflected in the goals of our “People Strategy,” which is designed to support employees through Organizational Development, Talent Management, Equity & Inclusion and Recognition & Rewards. Organizational Development focuses on the design of organization models to achieve our business strategies, assess employee engagement, shape our culture and facilitate open communication. Talent Management measures our ability to attract and select the right talent for the right roles, onboard new employees to improve integration, build critical capabilities, and develop leaders of the future, with a culture of collaboration among high-performing and diverse teams.

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

Employee Health & Safety

Focus on the safety of our employees is a critical aspect of our operations. We strive towards achieving zero injuries, spills, or process safety incidents in our facilities every year. Our EH&S management system promotes a culture of rigorous investigation, corrective action, and continuous improvement applied over many years and has delivered a world-class set of internal safety policies, processes, and procedures. This system is designed to meet our objectives to continually reduce safety and environmental incidents and risks, maintain full regulatory compliance, satisfy stakeholder expectations, optimize resources, and continuously improve. We have developed a set of leading indicators and training programs to help highlight and drive improvement in Operational Safety, Process Safety, and Product Safety across the company, with effectiveness assessed on a regular basis and modified as needed to drive improvement.

Equity & Inclusion

We are committed to maintaining an inclusive workforce that offers a broad range of perspectives, backgrounds and experience, and creating an environment in which all Trinseo employees have an equal opportunity to reach their potential and contribute fully to the success of the Company. Trinseo provides an equal employment opportunity, with a policy to recruit, hire, develop, and promote qualified applicants or employees without regard to race, color, religion, sex, pregnancy, gender identity, sexual orientation, veteran status, national origin, age, disability, or genetic information. We believe our commitment to equity and inclusion, and attracting the best candidates, is reflected in our Board and executive leadership team. Thirty-six percent of our Board and thirty-three percent of our executive leadership team are women, and two of our Board members self-identify as a member of an underrepresented minority group. Our executive leadership team also represents broad citizenship and geographic diversity.

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

●	Risks associated with our strategy to transform our portfolio to a specialty materials and sustainable solutions provider.
●	We may be unable to achieve cost savings and other benefits from our restructuring activities and cost reduction initiatives.
●	Volatility in the cost of raw materials or disruption in the supply of raw materials.
●	Increased energy costs, shipping costs and supply constraints, including as a result of ongoing global conflicts.
●	Deterioration of our credit profile limiting our access to commercial credit.
●	Production at our manufacturing facilities could be disrupted for a variety of reasons which could expose us to significant losses or liabilities.
●	Our ability to successfully innovate and develop new products.
●	Our ability to execute on our capital projects or growth plans, or accurately estimate market conditions in our cost projections.
●	Our ability to successfully complete the divestiture of our styrenics businesses, including the sale of our interest in Americas Styrenics.
●	Operation of our joint venture with our joint venture partners.
●	Failure to realize benefits of acquisitions or difficulty integrating businesses into our operations, or incurrence of impairment and other charges.
●	Risks related to strategic acquisitions or dispositions of assets.
●	Costs and business practices related to customs, international trade, export control, and antitrust laws.
●	The impact of global trade conflicts and the imposition of tariffs.
●	Changes in the global and local tax regulatory environments in the jurisdictions in which we operate.
●	Changes to regulations, including those related to climate change and sustainability, applicable to our raw materials and products, and changes to our customers’ products or consumer preferences.
●	Our ability to comply with environmental, health and safety laws.
●	Potential losses or liabilities related to environmental damage or personal injuries associated with exposure to chemicals or release of chemicals on our sites.
●	Risks related to our current and future level of indebtedness.
●	Restrictions in the terms of our subsidiaries’ indebtedness our ability to respond to or take certain actions.
●	We are party to certain legal proceedings, and may be subject to additional litigation, arbitration or legal proceedings in the future.
●	Dow provides services and certain raw materials under agreements that are important to our business, and may fail to perform its obligations or terminate such agreements.
●	We are party to certain intellectual property license agreements with Dow, which may limit our ability to expand our use of such licensed intellectual property or to combat infringement.
●	Our ability to adequately protect or effectively enforce our intellectual property and other proprietary rights with respect to the manufacturing of some of our products.
●	We may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
●	Cybersecurity incidents, including data security breaches could compromise confidential information related to our business, employees, vendors, and customers, and could threaten our operations.

●	Implementation of a new enterprise resource planning system could cause disruption to our operations.
●	Irish law may afford less protection to holders of our securities than securities of companies formed in the U.S.
●	Provisions of our articles of association and Irish law could delay or prevent a takeover of us by a third party.
●	Attempts to take over the Company will be subject to Irish Takeover Rules and subject to review by the Irish Takeover Panel.
●	Certain capital structure decisions regarding the Company will require the approval of shareholders, which may limit our flexibility to manage our capital structure.
●	We may be adversely affected by conditions in the global economy and capital markets, including recession, inflation, high interest rates, economic crises, natural disasters, disease, political unrest, terrorism and war.
●	We are exposed to local business risks in different countries in which we operate.
●	We face competitive risks related to excess supply capacity.
●	Negative impacts of fluctuations in currency exchange rates.

Risks Related to Our Operations

We are subject to risks associated with our strategy to transform to a specialty materials and sustainable solutions provider.

We have taken steps toward executing on our strategy to transform the Company to a specialty materials and sustainable solutions provider, including the PMMA Acquisition, the acquisition of Aristech Surfaces LLC, the sale of our synthetic rubber business, and the sale of our proprietary polycarbonate manufacturing assets in Stade, Germany. We continue to explore strategic alternatives related to our styrenics business, which may include the marketing of individual assets and regional businesses, which divestiture remains an important part of our transformation strategy. We plan to continue to prioritize investments in higher growth, higher margin and lower earnings volatility areas such as Engineered Materials and CASE applications, products containing recycled materials, and to deemphasize the more volatile, lower growth assets in our portfolio.

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

Starting in December 2022, we have announced several restructuring programs designed to reduce costs, streamline commercial and operational activities, improve profitability, preserve cash flow and reduce exposure to cyclical markets. These include workforce reductions, closure of certain underperforming or uncompetitive plants and product lines, including closure of our global styrene manufacturing operations, as well as our decisions to exit virgin polycarbonate manufacturing and to decommission our polycarbonate plant at our Stade, Germany facility. We also announced a restructuring plan designed to optimize our PMMA sheet network, primarily in Europe, and consolidate manufacturing operations, which included closure of certain plants and product lines, including closure of our manufacturing sites in Matamoros, Mexico, Bronderslev, Denmark, and Belen, New Mexico, closure of our PMMA extruded sheet production line at our Rho, Italy plant and reduction of SB latex capacity at our Hamina, Finland plant. These plans also included workforce reductions and the elimination and consolidation of certain executive positions to streamline the Company’s internal general & administrative network. As a result of these closures, we no longer produce styrene or virgin polycarbonate and will purchase all our styrene and polycarbonate needs from external suppliers.

We believe these actions will reduce production risk and exposure to cyclical markets, reduce ongoing capital expenditures and future turnaround costs. We believe these actions will increase our profitability and cash generation until market conditions improve, while allowing us to continue focusing on transformation projects such as recycling and material substitution innovations, which offer significant growth potential even in the current market environment.

Our efforts to achieve these improvements and efficiencies may not be successful or generate expected cost savings, and we may incur greater costs than currently anticipated to complete these initiatives, which could have an adverse impact on our financial condition or results of operations. We cannot guarantee that these initiatives will successfully generate the expected cost savings or will not require additional expenditures beyond our initial estimates. The actual timing and costs of this asset restructuring may differ from our expectations and estimates, and such differences may be material.

Volatility in the cost of raw materials, disruption in the supply of raw materials, may adversely affect our financial condition and results of operations or cause our financial results to differ materially from our forecasts.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (butadiene, MMA, and styrene) together represent approximately 48% of our total cost of goods sold. Crude oil prices also impact our raw material and energy costs. Generally, higher crude oil prices lead to higher costs of natural gas and raw materials, although some raw materials are impacted less than others. Volatility in the cost of energy or raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing have affected, and can continue to affect, the volume our customers consume. As a result, our gross profit and margins could also be adversely affected and our financial results may differ materially from our forecasts.

We have supply agreements with Dow and other suppliers for certain raw materials critical to our business. As these supply agreements expire, we may be unable to renegotiate or renew these contracts or obtain new long-term supply agreements on terms comparable to us, or at all, which may significantly impact our operations. See Item 1—Business— Sources and Availability of Raw Materials.

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

We use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes, and these operations can be directly affected by volatility in the cost and availability of energy, which is often subject to factors outside of our control. The war between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increased prices for natural gas and other energy supplies. Reductions in the supply of natural gas from Russia to Europe led to supply shortages in Europe which may continue. Continued natural gas supply shortages could lead to additional price increases, energy supply rationing, or temporary reduction in operations or closure of our European manufacturing plants, which could have a material adverse impact on our business or results of operations.

In the past we have entered into certain commodity swap agreements to protect against fluctuations in energy prices, including natural gas, some of which have generated losses when prices stabilized. We may continue to enter into commodity swaps, forward contracts, or options from time to time. The outcome of our hedges against energy price volatility could adversely impact our results of operations.

Global conflicts and other events may also impact our shipping and transportation costs, and delay shipments of our products to our customers or shipments of raw materials to our manufacturing sites. The impact of the Israel-Hamas war and the threat of a broader conflict in the Middle East may disrupt shipping lanes in the Red Sea and elsewhere, delay shipments in the region, and raise prices for shipping regionally as well as globally, which could have a material adverse impact on our results of operations. A potential broader conflict could augment these negative impacts.

Deterioration of our credit profile could limit our access to commercial credit.

Maintaining our credit profile is important to our cost and availability of capital, including our access to commercial credit. Third parties determine our credit profile based on a number of factors, including our credit ratings set by independent credit rating agencies, earnings and financial strength, as well as our strategies, operations, and execution of announced actions. We cannot provide assurance that we will not experience further deterioration of our credit profile or that our credit ratings will not be lowered. Changes to our credit profile could materially impact our credit capacity or restrict our ability to access commercial credit.

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

There are hazards and risks of disruption inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes which exist in our operations and the operations of other occupants with whom we share manufacturing sites. These potential risks of disruption include, but are not necessarily limited to:

●	pipeline and storage tank leaks and ruptures;
●	explosions and fires;
●	inclement or extreme weather and natural disasters, which may be aggravated by climate change;
●	disease outbreaks, epidemics or pandemics, and government responses thereto, which may impact our employees or those of our suppliers or transportation providers;
●	terrorist attacks;
●	cyber-attacks to our operations or those of critical third parties;
●	failure of mechanical systems, computer systems, process safety and pollution control equipment;
●	failures or delays in properly implementing new technologies and processes;
●	chemical spills and other discharge or releases of toxic or hazardous substances or gases into the ground, air or water; and
●	exposure to toxic chemicals.

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

Our industry and the end markets into which we sell our products experience periodic technological changes and ongoing product improvements. Our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Our future growth will depend on our ability to predict and react to changes in key end markets, and to successfully develop, manufacture and market products in such changing end markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with these materials, and our customers may not accept any of our new products. We may also face regulatory or operational difficulties in our ability to scale up new technologies, including recycling technology, to meet customer demand or keep up with competition. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

If we are unable to execute on our capital projects, growth or maintenance projects within their expected budget and timelines, or if the market conditions assumed in our projections deteriorate, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Capital projects and other investments, including plant improvements, maintenance, or turnaround projects, may have lengthy deadlines during which market conditions may deteriorate between the capital expenditure’s approval date and the conclusion of the project, negatively impacting projected returns. Company performance, cost-saving measures, capital allocation priorities and elevated borrowing costs may impact our decision whether to undertake or delay the start of certain capital projects in the near future. Delays or cost increases related to capital and other spending programs involving engineering, procurement and construction of facilities or manufacturing lines or the development of new technologies could materially adversely affect our ability to achieve forecasted operating results. Project delays or budget overages may arise as a result of unpredictable events, which may be beyond our control, including, but not limited to:

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

Risks Related to Acquisitions and Dispositions

We may not be successful in the proposed divestiture of our styrenics businesses, including our interest in Americas Styrenics.

We continue to explore strategic alternatives related to our styrenics business as an important step in our transformation strategy. In 2024 we announced that we had commenced a sale process for our interest in Americas Styrenics LLC, pursuant to an ownership exit provision in our joint venture agreement. We may not be able to accurately estimate the timing of the Americas Styrenics sale process or signing of a final agreement, valuation or purchase price, or whether economic or other market conditions will impact the timing, price or market interest. While the divestiture of our styrenics businesses remains a key part of our transformation strategy, we cannot estimate whether economic conditions, capital markets, or other factors will allow us to successfully complete the sale of Americas Styrenics, or to locate an adequate buyer or buyers for our remaining styrenics business, negotiate terms of a sale acceptable to the Company or successfully complete such sale.

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

For the year ended December 31, 2024, we received dividends of $45.0 million from our Americas Styrenics joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Differences in views among joint venture participants and our inability to unilaterally implement sales and production strategies or determine cash distributions from joint ventures may significantly impact short-term and longer-term financial results, financial condition and the value of our ordinary shares.

We may fail to realize the anticipated benefits of acquisitions or such benefits may take longer to realize than expected, and we may encounter difficulty integrating these businesses into our operations. We may also be required to incur impairment and other charges, which would adversely affect our operating results.

Our ability to realize the anticipated benefits of acquisitions will depend on our ability to successfully integrate the underlying businesses into ours. The Company has devoted significant attention and resources integrating the operations, systems, processes and procedures of the acquired businesses, and we expect to continue to do so. If we fail to effectively integrate or grow acquired businesses, we could lose or diminish the expected benefits of these acquisitions. We also face risks that we fail to meet our financial and strategic goals, due to, among other things, inability to grow the acquired business, achieve expected margins and grow relationships with customers. Further, these acquisitions may not result in the realization of the cost and revenue synergies and benefits that we expected at the time of the acquisitions, nor can we give assurances that these benefits will be achieved when expected or at all.

These risks may force us to write down the book value of underperforming acquired businesses. We may also be adversely affected by other economic, business, and/or competitive factors which did not exist at the time of closing. Such conditions could materially adversely impact our business and results of operations.

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

We may pursue dispositions of certain other assets and/or businesses, which may involve material amounts of assets or lines of business, and adversely affect our results of operations, financial condition and liquidity. If any such dispositions were to occur, under the terms of our outstanding third party indebtedness we may be required to apply the proceeds of the sale to repay any borrowings under such facilities and may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, supply agreements, guarantees, indemnities or other current or contingent financial obligations.

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

Various governments have adopted or may adopt protectionist trade policies seeking to impose tariffs, or renegotiate or terminate certain existing trade relationships or trade agreements. For example, in February 2025, the Trump administration announced tariffs on certain goods imported to the United States from Canada, Mexico and China, and subsequently agreed to a one-month delay of the tariffs applicable to goods from Mexico and Canada. We are not able to predict whether such pauses will be permanent, whether new tariffs will be implemented or which jurisdictions would be impacted. Uncertainty over global tariffs has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further changes in trade policy, trade restrictions, tariffs, or other governmental action has the potential to adversely impact our costs, including prices of raw materials, or demand for our products or our customers’ products, which in turn could adversely impact our business, financial condition and results of operations.

We could be subject to changes in the global and local tax regulatory environments in the jurisdictions in which we operate, which could adversely impact our results of operations.

We are subject to income taxes in Ireland, the United States, and numerous other foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in these jurisdictions may change significantly. Our effective tax rate in the future can be impacted by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations, and other administrative or judicial rulings, and changes to our uncertain tax positions. Our tax returns are subject to examination by local tax authorities and other governmental bodies. We regularly assess the probability of an adverse outcome resulting from these examinations when determining our provision for income taxes. There is an inherent uncertainty to the outcome of these examinations. If it is determined that the taxes we owe are in excess of amounts previously accrued, our operating results and cash flows could be adversely affected.

Effective from 2024, the Organization for Economic Co-operation and Development’s Global Anti-Base Erosion rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. These rules impose a global minimum corporate tax rate of 15% on multinational enterprises. As additional jurisdictions enact similar legislation, transitional relief expires, and other provisions and guidance of Pillar Two go into effect, our effective tax rate and cash tax payments could increase in future years which could have an adverse impact on our future operating results and cash flows.

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

Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, bisphenol-A (“BPA”), methyl methacrylate (“MMA”), UV-stabilizers, and halogenated flame retardant and others are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns. In addition, per- and polyfluoroalkyl substances (“PFAS”), chemicals used in products which require anti-dripping, temperature, chemicals, or fire resistance properties, are under heightened governmental and regulatory scrutiny in the U.S., Europe and other countries for potential contamination of soil, air and water, specifically in drinking water. The hazard classification of our products, or materials in our products, could change due to new data or toxicology studies, which may make sales of such products difficult to certain customers or in certain markets if we are unable to manufacture products without such classified materials. Heightened regulatory scrutiny, consumer protection actions or customer disapproval of these types of materials could lead to regulatory action or declining sales and could adversely affect our results of operations and financial condition.

Moreover, bans on single-use plastic, restrictions on microplastics and similar regulatory actions to reduce plastic waste and influence consumer preferences for sustainable and recyclable materials may reduce the demand for some of our products over time. New or proposed legislation addressing the global challenge of plastic waste may place responsibility on producers and sellers to include recycled content in their products. This legislation or other market factors may impact our sales and place more importance on our initiatives to further develop technologies for recycled products.

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

Under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar statutes outside the U.S., the current or former owner or operator of a property contaminated by hazardous substance releases is subject to strict, unlimited, joint, several and retroactive liability for the investigation and remediation of the property, and also may be liable for natural resource damages associated with the releases. In addition to potential statutory liability, we also face the risk that individuals could seek damages for personal injury due to exposure to chemicals at our facilities, chemicals which have been released from our facilities, chemicals otherwise owned or controlled by us, or chemicals which allegedly migrated from products containing our materials. We face ongoing regulatory action by certain government agencies related to a spill at our Bristol site (see Item 3—Legal Proceedings). We may be subject to claims with respect to workplace exposure, workers’ compensation and other health and safety matters. Legal claims and regulatory actions could subject us to both civil and criminal penalties, which could affect our reputation as well as our results of operations, financial condition, and liquidity.

There are several properties which we own on which Dow has been conducting remediation to address historical contamination, while there are other properties with historical contamination that are owned by Dow that we lease for our operations. While we did not assume the liabilities associated with these properties in the U.S., because CERCLA and similar laws can impose liability for contamination on the current owner or operator of a property, even if it did not create the contamination, there is a possibility that a governmental authority or private party could seek to include us in an action or claim for remediation or damages, even though the contamination may have occurred prior to our ownership or occupancy. While Dow has agreed to indemnify us for liability for releases of hazardous materials that occurred prior to our separation from Dow, the indemnity is subject to monetary and temporal limitations. The period for new claims at these sites has expired. Sites acquired after the Dow Separation are subject to a different limitations period or may not be subject to any indemnification. We cannot be certain that Dow will fully honor the indemnity or that the indemnity will be sufficient to satisfy all claims that we may incur. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. In addition, we face the risk that future claims might fall partially or fully outside of the scope of the indemnity, particularly if there is a release of hazardous materials that occurs in the future or at any time after our separation from Dow or if the condition requiring remediation is attributable to a combination of events or operations occurring prior to and after our separation from Dow. The Company believes it has set adequate reserves for all remediation projects it is currently undertaking.

Risks Related to Our Indebtedness

Our current and future level of indebtedness of our subsidiaries could adversely affect our financial condition.

As of December 31, 2024, our indebtedness totaled approximately $2.2 billion. Additionally, as of December 31, 2024, we had $91.7 million (net of $20.8 million outstanding letters of credit) of funds available for borrowing under our senior secured credit agreement (the “Credit Agreement”) governing our senior secured financing facility of up to $1,075.0 million (the “Senior Credit Facility”), as well as $50.0 million of funds available for borrowing under our accounts receivable securitization facility.

Our current level of indebtedness, as well as future borrowings or other indebtedness, could have significant consequences for our business, including but not limited to:

●	substantially increasing our borrowing costs;
●	requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness;
●	significantly limiting our ability to use our cash flow to fund capital expenditures and future business opportunities and returning cash to our shareholders in the form of dividends or share repurchases;
●	compromising our flexibility to capitalize on business opportunities or other strategic acquisitions, and to react to competitive pressures, as compared to our competitors, or forcing us to make nonstrategic divestitures;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate or other purposes;
●	increasing our vulnerability to economic downturns and adverse industry, competitive, or market conditions;
●	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates.

On January 17, 2025, the Company consummated an offer to exchange its 5.125% senior notes due 2029 in exchange for new 7.625% Second Lien Senior Secured Notes due 2029 (the “2L Notes”). Additionally, the Company issued a $115.0 million new tranche of term loans under its credit agreement dated September 8, 2023 (the “2028 Refinance Credit Agreement”), which proceeds were used to redeem the Company’s outstanding 5.375% senior notes due 2025. Finally, the Company executed a new credit agreement to provide a new super priority revolving credit facility (the “OpCo Superpriority Revolver”) in an initial aggregate principal committed amount of $300.0 million, which replaced its existing revolving credit facility.

The terms of our Credit Agreement, the 2028 Refinance Credit Agreement, the OpCo Superpriority Revolver, and the indenture governing the 2L Notes (the “Indenture”) contain significant restrictions on the incurrence of additional indebtedness and pledge of existing or future assets. These restrictions are subject to certain qualifications and exceptions which could allow us to incur additional indebtedness. If new debt is added to our subsidiaries’ current debt levels, the risks related to indebtedness that we now face could intensify.

In addition, the majority of our current indebtedness is secured by virtually all of our assets, which may make it more difficult to secure additional borrowings at reasonable costs. If we default or declare bankruptcy, after these obligations are met, there may not be sufficient funds or assets to satisfy our subordinate interests, including those of our shareholders.

For more information regarding our indebtedness, see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity.

The terms of our subsidiaries’ indebtedness may restrict our current and future operations, particularly our ability to respond to change or to take certain actions.

Our credit, debt and refinance agreements contain covenants imposing certain restrictions on our subsidiaries’ businesses. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These agreements restrict, among other things, our subsidiaries’ ability to:

●	sell or assign assets;
●	incur additional indebtedness;
●	pay dividends to Trinseo PLC;
●	make investments or acquisitions;
●	incur liens;
●	repurchase or redeem capital shares;
●	engage in mergers or consolidations;
●	materially alter the business they conduct;
●	engage in transactions with affiliates; and
●	consolidate, merge or transfer all or substantially all of their assets.

We are required to meet a minimum liquidity test under our 2028 Refinance Credit Agreement, our OpCo Superpriority Revolver and our accounts receivable securitization facility. The OpCo Superpriority Revolver also contains a revised springing covenant and an anti-cash hoarding covenant. The ability of our subsidiaries to comply with the covenants, financial ratios and tests contained in the Credit Agreement, the 2028 Refinance Credit Agreement, the OpCo Superpriority Revolver and the Indenture, to pay interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to service our indebtedness, or that sufficient borrowings will be available under our Senior Credit Facility, OpCo Superpriority Revolver, 2028 Refinance Credit Facility or our accounts receivable securitization facility to fund future liquidity needs. Furthermore, if we need additional capital for general corporate purposes or to execute on an expansion strategy, there can be no assurance that this capital will be available on satisfactory terms or at all.

A failure to repay amounts owed under the Senior Credit Facility, 2028 Refinance Credit Facility, OpCo Superpriority Revolver or our 2L Notes at maturity would result in a default. In addition, a breach of any of the covenants in the Credit Agreement, 2028 Refinance Credit Agreement, OpCo Superpriority Revolver, Indenture or accounts receivable securitization facility, or our inability to comply with the required financial ratios, tests or limits could result in a default. If a default occurs, lenders may refuse to lend us additional funds and the lenders or noteholders could declare all of the debt and any accrued interest and fees immediately due and payable. A default under one of our subsidiaries’ debt agreements may trigger a cross-default under our other debt agreements. For more information regarding our indebtedness, please see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity.

Risks Related to Litigation

We are party to certain legal proceedings, and may be subject to additional litigation, arbitration or legal proceedings in the future.

From time to time, we may be involved in litigation, arbitration or other legal proceedings relating to claims arising out of our operations, business, including but not limited to disputes over prior dispositions or other transactions, disputes over pricing or payments, or disputes over service or maintenance costs at sites we do not own. The results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of such proceedings. The results of any such proceedings could have a material adverse impact on our business, financial condition, cash flows and results of operations.

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

Prior to the Dow Separation, we were operated by Dow, which has provided and continues to provide services under certain agreements that are important to our business. We are a party to (i) SAR SSAs; (ii) supply and sales agreements; and (iii) the AR MOD5 Agreement, the terms of which permit either party to terminate the applicable agreement in a variety of situations, including in the event of the other party’s uncured material breach, insolvency, change of control or cessation of operations. Should Dow fail to provide these services or raw materials, or should any of the above agreements be terminated, we would be forced to obtain these services and raw materials from third parties or provide them ourselves. Additionally, if Dow terminates agreements pursuant to which we are obligated to provide certain services, we may lose the fees received by us under these agreements. The failure of Dow to perform its obligations under, or our inability to renegotiate, renew or replace any of these contracts, particularly without an alternative source of raw materials, could adversely affect our operations. Depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner. For more information regarding our relationship with Dow, please see Item 1—Business — Our Relationship with Dow.

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

Risks Related to Our Intellectual Property

Our business relies on intellectual property and other proprietary information and our failure to adequately protect or effectively enforce our rights, or our ability to successfully license our intellectual property, could harm our competitive advantages with respect to the manufacturing of some of our products.

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

We have licensed certain intellectual property and proprietary manufacturing processes to a third party as part of a sale and license of our polycarbonate manufacturing plant assets in Stade, Germany. Our inability to enforce our licensing rights or ownership of our intellectual property could have an adverse effect on our financial condition.

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

Risks Related to Data Security

Cybersecurity incidents including data breaches could compromise confidential information related to our business or the private information of our employees, vendors, and customers, or could negatively impact our operations, which could adversely affect our business and our reputation.

Cybersecurity incidents including data breaches could compromise our confidential information, personal identifiable information (“PII”) of our employees, vendors, or customers, or cause a failure of our computer systems. A cyber security incident or data breach could result in the loss of confidential information or PII, and could negatively impact business operations and pose a negative impact on our operations, reputation or financial results. Such incidents result from external threats including cyber-attacks by criminal groups, state-sponsored actors or social-activist (hacktivist) organizations or internal threats including malicious employees, mishandled information or inappropriate access. Cyber threats are constantly evolving, becoming more sophisticated and being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. Furthermore, in addition to using our computer systems, we rely on computer systems operated by third-party service providers. If our third-party service providers experience a cybersecurity incident, it could compromise our confidential, information or cause a disruption in our operations. A cybersecurity incident or breach of our systems, or that of a third-party service provider, could lead to ransom, shutdown or destruction of our critical manufacturing systems, manufacturing downtimes or operational disruptions, and other significant costs, which could adversely affect our reputation, financial condition and results of operations. In addition, the loss or disclosure of PII of our employees, vendors, or customers as a result of a data breach may result in violations of various data privacy regulations and expose us to litigation, fines and other penalties. Therefore, any such cybersecurity incident, disruptions to our operations or violations of data privacy laws could negatively impact our business, reputation and results of operations.

Risks Related to our Information Systems

The implementation of a new enterprise resource planning system could cause disruption to our operations.

We are currently in the process of a multi-year transition to a new enterprise resource planning (“ERP”) system, which will replace most of our core financial systems, and which is expected to occur in phases over the next several years. This project has been paused since 2023 as a cost control measure and may not restart this year. If the implementation of the ERP system does not restart, or not proceed as expected, or does not operate as intended, could negatively impact the effectiveness of our internal control over financial reporting. Any of these types of disruptions could have a negative effect on our business, operating results, and financial condition. In addition, the eventual implementing of a new ERP system may require significant resources and refinement to fully realize the expected benefits of the system.

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

Irish law provides that a board of directors may allot shares (or rights to subscribe for or convertible into shares) only with the prior authorization of shareholders, for a maximum period of five years, as specified in the articles of association or relevant shareholder resolution. At our most recent annual general meeting, shareholders authorized the allotment of up to 20% of the nominal value of the Company’s issued ordinary share capital for a period of 18 months. Approval from the Company’s shareholders, by ordinary resolution, being a resolution passed by a simple majority of votes cast, on or prior to expiration, will be required to renew this authorization. Our ability to issue equity without this authorization could be limited which could adversely affect our securities holders.

Irish law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the Company’s articles of association, or shareholders in general meeting, to exclude preemptive rights. At our most recent annual general meeting, shareholders authorized the exclusion of preemptive rights for a period of 18 months for (i) the issuance of shares for cash in connection with any rights issue; and (ii) the issuance of shares for cash not to exceed 5% of our issued ordinary share capital (with an additional 5% provided the company uses it for an acquisition or specified capital investment). Renewal of this exclusion requires approval by Company’s shareholders, by special resolution, being a resolution passed by not less than 75% of votes cast, on or prior to expiration. Should this exclusion not be approved, our ability to issue equity could be limited which could adversely affect our securities holders.

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

Rising inflation and interest rates, recessions, turbulence in the credit markets, fluctuating commodity prices, volatile exchange rates, social and political instability and other challenges affecting the global economy can affect us and our customers. Instability and uncertainty in financial and commodity markets throughout the world may cause, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw material costs, geopolitical issues and failure and the potential failure of major financial institutions. Adverse events affecting the health of the economy, including recessionary conditions, inflation, rising interest rates, sovereign debt and economic crises, natural disasters, disease epidemics or pandemics, political unrest, terrorism, protectionism, tariffs, refugee crises, and war or the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global markets. For example, current macroeconomic and political instability caused by rising interest rates, inflation, geopolitical tensions or conflicts, such as the war between Russia and Ukraine, could continue to adversely impact global markets and our results of operations. A disease outbreak or pandemic, similar to the COVID-19 pandemic, could negatively impact economies in the countries in which we operate and adversely impact our business, liquidity, financial condition and results of operations. During any period of uncertainty or heightened market volatility, consumer confidence may decline which could lead to a decline in demand for our products or a shift to lower-margin products, which could adversely affect sales of our products and profitability, result in impairments of certain of our assets, and could negatively impact our business, liquidity, financial condition and results of operations.

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

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currency to which we are exposed is the euro, as approximately 48% of our net sales were generated in Europe in 2024. To a lesser degree, we are also exposed to other currencies, including, among others, the Chinese yuan, South Korean won, Swiss franc, and New Taiwan dollar. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, in particular the euro, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because some of our raw material costs are procured in U.S. dollars rather than on these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

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

Our cybersecurity program is managed by a dedicated Chief Information Security Officer (“CISO”). Our CISO has formal education in information technology and extensive cybersecurity program management experience with over three decades of diverse experience in the chemicals and manufacturing industries and maintains various information security certifications. Our CISO is accountable for the enterprise-wide cybersecurity strategy for both information technology (IT) and operations technology (OT), including significant third-party risks. The cybersecurity team, led by our CISO, is responsible for policies, standards, architecture, tools, training and processes to keep Trinseo secure. Our CISO provides regular updates to our Digital Steering or Cybersecurity Steering management committees.

Our Board of Directors has ultimate oversight of cybersecurity risk and our CISO provides periodic reports and updates concerning our cybersecurity program to the Board, as well as our Chief Executive Officer and other members of our senior management, as appropriate. Cybersecurity reports to the Board generally occur at least annually, with updates as deemed necessary by our CISO or, senior management. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information network and data security, assessments of the information security program, and the emerging threat landscape.

The Audit Committee is responsible for oversight of the Company’s Incident Response Plan, including evaluation of material incidents, response and other related actions, and SEC reporting obligations, which is reviewed at least annually, or as circumstances warrant.

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

Item 2. Properties

We own and operate production units at 21 manufacturing sites and one recycling facility around the world. In addition, we source products from 7 joint venture sites. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2024:

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Dublin	Ireland	Leased	Corporate office	Not applicable
Wayne	USA (PA)	Leased	Global operating center	Not applicable
Hong Kong	Hong Kong	Leased	Regional operating center	Not applicable
Pfäffikon	Switzerland	Leased	Regional operating center	Not applicable
Midland	USA (MI)	Leased	Regional operating center	Not applicable

Production Sites
Bristol	USA (PA)	Leased	PMMA Resins	Engineered Materials
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Owned	PMMA Sheets	Engineered Materials
Hamina	Finland	Owned	Latex	Latex Binders
Hoek	The Netherlands	Owned	Compounds and blends	Polymer Solutions
Hsinchu	Taiwan	Owned	TPEs, Compounds and blends	Engineered Materials
Louisville	USA (KY)	Owned	PMMA Resins, PMMA Sheets	Engineered Materials
Merak++	Indonesia	Owned	Latex, Polystyrene	Latex Binders, Polymer Solutions
Midland*	USA (MI)	Leased	Latex, ABS, SAN	Latex Binders, Polymer Solutions
Mussolente	Italy	Owned	TPEs	Engineered Materials
Norrkoping	Sweden	Owned	Latex	Latex Binders
Porto Marghera	Italy	Owned	MMA	Engineered Materials
Rheinmünster*	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins, MMA	Engineered Materials
Saint Avold	France	Owned	PMMA Sheets	Engineered Materials
Schkopau*	Germany	Leased	Polystyrene	Polymer Solutions
Terneuzen*	The Netherlands	Leased	Latex, ABS, SAN	Latex Binders, Polymer Solutions
Tessenderlo*	Belgium	Leased	Polystyrene	Polymer Solutions
Tsing Yi+	Hong Kong	Leased	Polystyrene	Polymer Solutions
Ulsan	Korea	Owned	Latex	Latex Binders
Utrecht **	The Netherlands	Leased	Recycling facility	Polymer Solutions
Zhangjiagang*	China	Leased	Latex, ABS	Latex Binders, Polymer Solutions

R&D Facilities
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Leased	PMMA Sheets	Engineered Materials
Hsinchu	Taiwan	Owned	Compounds and blends, TPEs	Engineered Materials
King of Prussia	USA (PA)	Leased	PMMA Resins, PMMA Sheets	Engineered Materials
Midland 1300	USA (MI)	Leased	Latex	Latex Binders
Midland 1604	USA (MI)	Leased	Compounds and blends, Latex	Polymer Solutions, Latex Binders, Engineered Materials
Mussolente	Italy	Owned	TPEs	Engineered Materials
Rheinmünster	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins	Engineered Materials
Shanghai	China	Leased	Latex, Compounds and blends, ABS, PC	Latex Binders, Polymer Solutions, Engineered Materials
Terneuzen	The Netherlands	Leased	Compounds and blends, ABS, PC	Polymer Solutions, Engineered Materials
Tsing Yi+	Hong Kong	Leased	ABS, PC, Compounds and blends	Polymer Solutions, Engineered Materials
*	Facility co-located with Dow (or other companies) facilities under ground lease agreements. Plant facilities are owned by the Company.
**	Facility processes waste thermoplastics, such as PMMA, PC, ABS and Polystyrene, into usable raw materials for use in various end consumer applications.
+	Facility located on property owned by the applicable government.
++	Facility located on property under certification with right to build.

The following table sets forth a list of principal offices, production sites and other facilities used by our 50%-owned joint venture, Americas Styrenics, as of December 31, 2024:

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Americas Styrenics
Allyn’s Point	USA (CT)	Leased	Polystyrene	Americas Styrenics
Cartegena	Colombia	Owned	Polystyrene	Americas Styrenics
Hanging Rock	USA (OH)	Leased	Polystyrene	Americas Styrenics
Joliet	USA (IL)	Owned	Polystyrene	Americas Styrenics
Marietta	USA (OH)	Owned	Polystyrene	Americas Styrenics
St. James	USA (LA)	Owned	Styrene monomer	Americas Styrenics
Torrance	USA (CA)	Leased	Polystyrene	Americas Styrenics

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

Item 3. Legal Proceedings

From time to time, we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment, current and former employees, and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the year ended December 31, 2024, see “Litigation Matters” in Note 19 to our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The principal market on which our ordinary shares is traded is the New York Stock Exchange (“NYSE”), under the ticker symbol “TSE.” As of February 19, 2025, there were two record holders of our ordinary shares, 39,630,052 ordinary shares issued, and 35,481,484 ordinary shares outstanding. We have approximately 7,895 beneficial holders who hold shares through brokerage accounts under street names.

Stock Performance Graph

The following performance graph reflects the comparative changes in the value from December 31, 2019 through December 31, 2024, assuming an initial investment of $100 and the reinvestment of dividends or other cash distributions, if any, in (1) our ordinary shares, (2) the S&P 500 Chemicals Industry GICS Level 3 Index, and (3) the S&P SmallCap 600 Index. The share price performance shown in the graph is not necessarily indicative of future price performance.

Purchases of equity securities by the Company and affiliated purchasers

On September 2, 2022, the board of directors of the Company unanimously approved the authorization of a share repurchase program where the Company may repurchase up to $200.0 million of our ordinary shares, subject to certain parameters defined by the board of directors. The repurchase authorization expired after 18 months and there were no share repurchases executed under the program.

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

2024 Highlights

For the year ended December 31, 2024, we had net loss from continuing operations of $348.5 million, including $67.2 million of restructuring and other charges, and Adjusted EBITDA of $203.7 million. Adjusted EBITDA for the quarter and year-to-date 2024 improved versus 2023 for all reportable segments except Americas Styrenics principally due to cost savings from previously announced restructuring initiatives, improved product mix, and moderating input costs despite continued weak demand in many of our end markets. The Company continues to have access to capital resources through the refinancings of our debt structure.

New Financing Arrangements

The Company has maintained an accounts receivable securitization facility since 2010 (the “2010 A/R Facility”) for the securitization of trade receivables originated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries. On March 28, 2024, the 2010 A/R Facility was amended to, among other things, extend the maturity date to November 2025. On July 18, 2024, in connection with the entry into the 2024 A/R Facility (as defined below), the 2010 A/R Facility was terminated and the outstanding facility amount was paid in full. As a result of this termination, the Company recognized a $0.6 million non-cash loss on extinguishment of debt in the year ended December 31, 2024, comprised entirely of the write-off of unamortized deferred financing costs.

On July 18, 2024, Trinseo Ireland Global IHB Limited, an indirect wholly owned subsidiary of the Company, as investment manager, and Styron Receivables Funding Designated Activity Company, a special purpose finance entity, as borrower, among others, entered into a revolving credit facility secured by certain accounts receivable (the “2024 A/R Facility”), which has a borrowing limit of $150.0 million and matures in January 2028 with an optional one year extension. Borrowings under the 2024 A/R Facility incur interest at a rate per annum equal to Adjusted Term SOFR or

EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including the occurrence of an event of default under the Company’s other material indebtedness. As of December 31, 2024, $75.0 million of borrowings were outstanding under the 2024 A/R Facility.

On December 9, 2024, the Company executed a Transaction Support Agreement (the “TSA”) with certain supporting creditors, including, without limitation, holders of the Company’s 2025 Notes and Existing 2029 Notes (each as defined below), 2028 Refinance Credit Agreement (as defined below) lenders, lenders under the 2026 Revolving Facility (as defined below) and certain term lenders under the Credit Agreement (as defined below) (together, the “Supporting Creditors”). Pursuant to the TSA, the Supporting Creditors agreed to support a series of transactions to refinance near-term maturities, provide additional operating liquidity, extend the Company’s nearest debt maturity to 2028, and capture discount from an exchange of its 2029 Senior Notes.

On January 17, 2025, the Company completed a series of transactions contemplated by the TSA, including an offer to exchange any outstanding 5.125% senior notes due 2029 (the “Existing 2029 Notes”) in exchange for new 7.625% Second Lien Senior Secured Notes due 2029 (the “New 2L Notes”). New 2L Notes in an aggregate principal amount of approximately $379.5 million were issued in exchange for a total of approximately $446.5 million aggregate principal amount of the Existing 2029 Notes, or 99.88% of the aggregate principal amount thereof outstanding. The New 2L Notes will bear interest at a rate of 7.625% per annum, of which: (i) from the Settlement Date until and including the date that is the sixth semiannual interest payment date following the Settlement Date, 5.125% per annum will be payable in cash and 2.50% per annum will be payable in-kind either by increasing the principal amount of the outstanding New 2L Notes or by issuing New 2L Notes, or, at the New Issuers’ option, in cash; and (ii) thereafter until maturity, the entire 7.625% per annum will be payable in cash. Interest on the New 2L Notes will be paid semiannually on February 15 and August 15 of each year, commencing on August 15, 2025. The New 2L Notes will mature on May 3, 2029.

Additionally, the Company issued a $115.0 million new tranche of loans under the certain credit agreement dated September 8, 2023 (as amended, the “2028 Refinance Credit Agreement”), on substantially similar terms to the existing term loans under the 2028 Refinance Credit Agreement. The proceeds of this tranche of loans were used to redeem all of the $115.0 million aggregate principal amount outstanding of the 5.375% senior notes due 2025 (the “2025 Notes”).

The Company executed a new credit agreement to provide a new super priority revolving credit facility (the “OpCo Super-Priority Revolver”) in an initial aggregate principal committed amount of $300.0 million. This OpCo Super-Priority Revolver has a revised springing covenant, a liquidity covenant, an anti-cash hoarding covenant, a maturity date of February 2028 and is available to be drawn upon immediately. The OpCo Super-Priority Revolver replaced the Company’s existing revolving credit facility due to mature in May 2026.

2024 Restructuring Plan

On September 26, 2024, the Board of Directors approved the 2024 Restructuring Plan (the “2024 Restructuring Plan”) which was designed to further reduce costs by streamlining commercial and operational activities and to improve profitability and better position the Company for longer term growth and cash flow generation. These actions consist of the following:

•	Combination of the management of the Company’s Engineered Materials, Plastics Solutions and Polystyrene businesses
•	Certain other workforce reductions to streamline the Company’s internal general & administrative network
•	Closure of virgin polycarbonate production at the Company’s Stade, Germany production facility.

On November 13, 2024, the Company announced it entered into agreements to supply a polycarbonate technology license and proprietary polycarbonate production equipment in Stade, Germany to a wholly owned subsidiary of Deepak for use in India for a value of approximately $52.5 million. In connection with this sale of polycarbonate manufacturing assets, the Company committed to a plan to decommission the Stade, Germany polycarbonate plant and expects to incur certain restructuring and other charges.

In connection with the 2024 Restructuring Plan, during the year ended December 31, 2024, the Company recorded net pre-tax restructuring charges of $52.0 million, consisting of $24.6 million of severance and related benefit costs,

$26.5 million of asset related charges, and $0.9 million of contract terminations. Asset-related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost at Stade, Germany, $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $1.0 million. The Company expects to incur incremental contract terminations of $25.0 million to $28.0 million and asset related charges of $2.7 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027.

Exploration for Divestiture of Americas Styrenics

In March 2024, the Company announced it commenced a sale process for the Company’s interest in Americas Styrenics, via the initiation of an ownership exit provision in the joint venture agreement. Trinseo and Chevron Phillips Chemical Company LP, co-owners of Americas Styrenics, have decided to pursue a joint sale process. We, along with our partner, remain committed to sell Americas Styrenics, with our focus being to maximize value and now expect a signing in late 2025.

Results of Operations

Results of Operations for the Years Ended December 31, 2024, 2023, and 2022

The table below sets forth our historical results of operations, and these results as a percentage of net sales for the periods indicated. Refer to the Company’s Form 10-K filed on February 23, 2024 for explanations of our results of operations for 2023 in comparison to 2022.

	Year Ended
	December 31,
(in millions)	2024	%	2023	%	2022	%
Net sales	$3,513.2	100%	$3,675.4	100%	$4,965.5	100%
Cost of sales	3,247.6	92%	3,533.1	96%	4,693.2	95%
Gross profit	265.6	8%	142.3	4%	272.3	5%
Selling, general and administrative expenses	327.0	9%	310.3	8%	398.8	8%
Equity in earnings of unconsolidated affiliate	15.4	—%	62.1	2%	102.2	2%
Impairment and other charges	—	—%	349.5	10%	339.6	7%
Operating loss	(46.0)	(1)%	(455.4)	(12)%	(363.9)	(8)%
Interest expense, net	267.5	8%	188.4	5%	112.9	2%
(Gain) loss on extinguishment of long-term debt	0.6	—%	6.3	—%	(0.8)	—%
Other expense (income), net	3.9	—%	(17.2)	—%	(6.4)	—%
Loss before income taxes	(318.0)	(9)%	(632.9)	(17)%	(469.6)	(10)%
Provision for (benefit from) income taxes	30.5	1%	68.4	2%	(41.6)	(1)%
Net loss from continuing operations	$(348.5)	(10)%	$(701.3)	(19)%	$(428.0)	(9)%
Net loss from discontinued operations, net of income taxes	—	—%	—	—%	(2.9)	—%
Net loss	$(348.5)	(10)%	$(701.3)	(19)%	$(430.9)	(9)%

2024 vs. 2023

Net Sales

Net sales decreased 4% year-over-year, primarily driven by intentionally reducing volumes or exiting low-margin businesses, particularly in Polymer Solutions and Latex Binders, in order to optimize plant operations and sales mix.

Cost of Sales

The 8% decrease in cost of sales was primarily attributable to a 4% decrease from lower utilities, and a 4% decrease due to lower sales volumes.

Gross Profit

The $123.3 million, or 87% increase in gross profit was primarily due to higher margins, principally reflecting the absence of unfavorable impacts from prior year natural gas hedge losses and higher plant utilization. See the segment discussion below for further information.

Selling, General and Administrative Expenses

The $16.7 million, or 5%, increase in SG&A was primarily due to increased restructuring costs of $13.2 million, partially offset by $9.5 million of lower costs for strategic initiatives, principally associated with the Company’s partially completed enterprise resource planning system upgrade during 2023.

Additionally, the increase in SG&A compared to the prior year was impacted by a $10.8 million reduction in net pre-tax gains on asset sales. In the prior year, the Company recognized a $14.4 million pre-tax gain from the sale of assets in Matamoros, Mexico. During the year ended December 31, 2024, the Company recorded $3.6 million in pre-tax gains from the sale of land, buildings, and equipment in Bronderslev, Denmark, and Belen, New Mexico.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $46.7 million was due to a planned turnaround in the first quarter and an unplanned outage in the third quarter at its styrene production facility, along with lower styrene and polystyrene margins.

Impairment and other charges

During the year ended December 31, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit, as described within Note 14 in the consolidated financial statements. The Company also recorded impairment charges of $0.5 million related to the Boehlen styrene monomer assets during the years ended December 31, 2023, as described within Note 18 in the consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $79.1 million, or 42%, was primarily attributable to the year-over-year increase in market interest rates on our variable rate debt, specifically related to the 2028 Refinance Loans compared to the 2024 Term Loan B and $8.0 million related to costs for the payment in kind election (“PIK Interest Election”). Refer to Note 16 in the condensed consolidated financial statements for further information.

(Gain) Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $0.6 million for the year ended December 31, 2024, this is comprised entirely of the write-off of unamortized deferred financing costs due to the Company terminating the 2010 A/R Facility in July 2024 and paying the outstanding amount in full.

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

Other Expense (Income), Net

Other expense, net for the year ended December 31, 2024 was $3.9 million. Other income, net was comprised of foreign exchange transaction losses of $1.7 million, which included $19.5 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the

U.S. dollar and the euro during the period, partially offset by $17.8 million of gains from our foreign exchange forward contracts.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes was $30.5 million and $68.4 million for the years ended December 31, 2024 and 2023, respectively, which resulted in an effective tax rate of (10)% and (11)%, respectively. The decrease in provision for income taxes in 2024 was primarily driven by the decrease in valuation allowance in the United States, Switzerland and Luxembourg, as well as the geographical mix of earnings, partially offset by the increase in valuation allowance in China.

Selected Segment Information

Effective January 1, 2024, the Company ceased manufacturing of styrene and, effective October 1, 2024, combined the management of its Engineered Materials, Plastics Solutions and Polystyrene businesses. As of December 31, 2024, the Company operated under four reportable segments: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics. In connection with the 2024 Restructuring Plan, on October 1, 2024, the company combined the management of its businesses to better reflect the Company’s strategic focus on providing solutions in areas such as sustainability and material substitution. The Compounding business within the Plastics Solutions segment was combined with the Engineered Materials segment, while the remaining Plastics Solutions businesses were combined with the Polystyrene segment and renamed Polymer Solutions. Refer to Item 1—Business for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections present net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the years ended December 31, 2024, 2023, and 2022. Inter-segment sales have been eliminated. Refer to Note 23 in the consolidated financial statements for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the first quarter of 2024, as described in Note 23 of the condensed consolidated financial statements.

Engineered Materials Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net sales	$1,176.9	$1,156.9	$1,425.0	2%	(19)%
Adjusted EBITDA	$102.5	$46.0	$91.0	123%	(49)%
Adjusted EBITDA margin	9%	4%	6%

2024 vs. 2023

The 2% increase in net sales was primarily attributable to a 3% increase due to higher sales volumes from PMMA Resins, Rigid Compounds, and MMA. This was partially offset by a 2% decrease due to lower pricing from raw material pass-through.

Adjusted EBITDA increased $56.5 million, of which $34.5 million was due to higher margins resulting from lower natural gas hedge losses and more normalized MMA market dynamics, and $17.0 million was from higher sales volumes from PMMA Resins, Rigid Compounds, and MMA.

2023 vs. 2022

The 19% decrease in net sales was primarily attributable to lower pricing, primarily from the pass through of lower raw materials and energy costs which contributed to a 12% decrease year-over-year. Additionally, lower sales volumes from weak underlying demand and continued customer destocking, primarily in building & construction, consumer electronics, and wellness applications contributed to an 7% decrease year-over-year.

Adjusted EBITDA decreased $45.0 million, or 49%, year-over-year primarily due to lower margins which decreased by $48.1 million or 53% year-over-year, as well as a decrease of $9.5 million, or 10%, due to lower sales volume as described above. These were partially offset by lower fixed costs of $11.1 million, or 12%, primarily as the result of savings realized from restructuring activities undertaken in late 2022 and 2023.

Latex Binders Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net sales	$954.3	$942.9	$1,266.6	1%	(26)%
Adjusted EBITDA	$95.4	$83.5	$93.4	14%	(11)%
Adjusted EBITDA margin	10%	9%	7%

2024 vs. 2023

The 1% increase in net sales was primarily due to a 4% increase from higher price from the pass-through of higher raw material costs, offset by a 3% impact from lower sales volumes in carpet applications.

The $11.9 million, or 14%, increase in Adjusted EBITDA was primarily due to $16.6 million, or 20%, higher margins from the exit of styrene production in Terneuzen as well as pricing actions in Europe and North America.

2023 vs. 2022

The 26% decrease in net sales was primarily due to a 15% decrease due to lower sales volumes across most applications from customer destocking and impacts from geopolitical uncertainty and a 12% decrease in pricing from the pass through of lower raw material costs.

The $9.9 million, or 11%, decrease in Adjusted EBITDA was primarily due to a decrease of $29.7 million, or 32%, from lower sales volume. These decreases were partially offset by a $20.1 million, or 22%, increase attributable to higher margins primarily due to pricing initiatives.

Polymer Solutions Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net sales	$1,382.0	$1,575.6	$2,273.9	(12)%	(31)%
Adjusted EBITDA	$85.8	$50.5	$113.1	70%	(55)%
Adjusted EBITDA margin	6%	3%	5%

2024 vs. 2023

Of the 12% decrease in net sales, 14% was due to lower sales volumes in polycarbonate and weaker market conditions. Offsetting this was a 2% increase from higher pricing due to the pass-through of higher styrene costs.

The $35.3 million, or 70%, increase in Adjusted EBITDA was primarily due to a $38.9 million, or 78%, increase due to improved product mix from shedding sales of lower margin products and an increase of $18.4 million, or 37%, from lower fixed costs from the exit of styrene production. This was offset by a $21.1 million, or 42% decrease caused by lower sales volume.

2023 vs. 2022

Of the 31% decrease in net sales, 15% was due to lower sales volumes primarily impacted by a decrease in polycarbonate sales from the announced shutdown of one production line, lower sales of copolymers for building & construction, industrial, and consumer durables applications related to customer destocking and a weaker macroeconomic environment. The volume decrease was partially offset by higher volumes for automotive applications. Also contributing to the overall decrease was a 16% decrease from lower pricing due to the pass through of lower raw material costs.

The $62.6 million, or 55%, decrease in Adjusted EBITDA was primarily due to lower sales volume of $42.4 million, or 37%. Also contributing to the overall decrease was a decrease of $29.7 million, or 26%, due to lower margins. Weaker demand, including in building & construction and appliance applications, contracted margins and led to lower volumes.

Americas Styrenics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Adjusted EBITDA*	$15.4	$62.1	$102.2	(75)%	(39)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

2024 vs. 2023

The decrease in Adjusted EBITDA was mainly due to a planned turnaround in the first quarter, an unplanned outage in the third quarter at its styrene production facility, as well as lower margins from higher raw material input costs.

2023 vs. 2022

The decrease in Adjusted EBITDA was mainly due to lower styrene margins compared to the high levels in the prior year.

Outlook

We expect a constrained demand environment in 2025 similar to 2024, however. However, we anticipate significantly better operational performance due to restructuring and commercial initiatives as well as modest market growth.

Despite the economic environment, the Company maintains access to capital resources through continued focus on liquidity improvement actions. Also, we expect to realize the benefit of our previously announced restructuring initiatives and anticipate these actions will result in meaningful cost savings in 2025. We believe these actions will better position us to achieve higher growth, higher margin, and lower volatility as demand normalizes.

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

Adjusted EBITDA is calculated as follows for the years ended December 31, 2024, 2023, and 2022. For discussion related to 2022 activity, refer to the Company’s Form 10-K filed on February 23, 2024.

	Year Ended
	December 31,
(in millions)	2024	2023	2022
Net loss	$(348.5)	$(701.3)	$(430.9)
Net loss from discontinued operations	—	—	(2.9)
Net loss from continuing operations	(348.5)	(701.3)	(428.0)
Interest expense, net	267.5	188.4	112.9
Provision for (benefit from) income taxes	30.5	68.4	(41.6)
Depreciation and amortization	210.2	221.2	236.9
EBITDA(a)	$159.7	$(223.3)	$(119.8)
Net gain on disposition of businesses and assets(b)	(7.1)	(25.6)	(1.8)
Restructuring and other charges(c)	44.7	31.4	15.9
Acquisition transaction and integration net costs(d)	—	(1.4)	6.6
Asset impairment charges or write-offs(e)	—	2.7	6.3
European Commission request for information(f)	—	—	36.2
Goodwill impairment charges(g)	—	349.0	297.1
Other items(h)	6.4	21.5	71.2
Adjusted EBITDA	$203.7	$154.3	$311.7
(a)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(b)	Amounts for the year ended December 31, 2024 primarily relate to the sale of the plants in Bronderslev, Denmark and Belen, New Mexico while the amounts for the year ended December 31, 2023 primarily relate to the sale of the Matamoros, Mexico manufacturing facility. Refer to Note 6 in the consolidated financial statements for further information.
(c)	Restructuring and other charges for the years ended December 31, 2024 and 2023 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 6 in the consolidated financial statements for further information regarding restructuring activities.

Note that the accelerated depreciation charges incurred as part of both the Company’s asset restructuring plan and corporate restructuring program are included within the “Depreciation and amortization” caption above, and therefore are not included as a separate adjustment within this caption.

(d)	Acquisition transaction and integration net costs for the years ended December 31, 2023 relate to expenses incurred for the PMMA Acquisition and the acquisition of Aristech Surfaces LLC (the “Aristech Surfaces Acquisition”).
(e)	Asset impairment charges or write-offs for the year ended December 31, 2023 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany. Refer to Note 18 in the consolidated financial statements for further information.

(f)	Amount for the year ended December 31, 2022 relates to the liability recorded in connection with the European Commission request for information, as described in Note 19 in the consolidated financial statements.
(g)	Amounts for the years ended December 31, 2023 and 2022 relate to the goodwill impairment of the PMMA business and Aristech Surfaces reporting units. Refer to Note 14 in the consolidated financial statements for further information.
(h)	Other items for the years ended December 31, 2024 and 2023 primarily relate to third party fees incurred in conjunction with certain of the Company’s strategic initiatives, including the ERP upgrade project.

Liquidity and Capital Resources

Capital Resources, Indebtedness and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, to service our outstanding indebtedness, and to fund the return of capital to shareholders via dividend payments and ordinary share repurchases, when deemed appropriate. Our sources of liquidity include cash on hand, cash flow from continuing operations, and amounts available under the Senior Credit Facility and the 2024 A/R Facility (discussed further below).

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans (as defined below). Liquidity is defined under the 2028 Refinance Credit Agreement as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the 2026 Revolving Facility (as defined below) and the 2024 A/R Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement. As of December 31, 2024, the Company was in compliance with all debt covenant requirements under the 2028 Refinance Credit Agreement and the Credit Agreement.

As of December 31, 2024, the Company had Liquidity of $348.6 million, comprised of $206.9 million of cash and cash equivalents and approximately $141.7 million of funds available for borrowing under both the 2026 Revolving Facility and the 2024 A/R Facility, $91.7 million and $50.0 million respectively. As of December 31, 2024 and 2023, we had $2,448.4 million and $2,344.6 million, respectively, in outstanding indebtedness and $267.3 million and $521.5 million, respectively, in working capital (calculated as current assets from continuing operations less current liabilities from continuing operations). In addition, as of December 31, 2024 and 2023, we had $107.7 million and $161.4 million, respectively, of foreign cash and cash equivalents on our consolidated balance sheets, outside of our country of domicile, which was Ireland as of December 31, 2024 and 2023, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries. For a detailed description of the Company’s debt structure, borrowing rates, and expected future payment obligations, refer to Note 16 in the consolidated financial statements.

The following table outlines our outstanding indebtedness as of December 31, 2024 and 2023 and the associated interest expense, including amortization of deferred financing fees and issuance discounts, prior to the refinancing transactions that closed in January 2025. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments.

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2024			December 31, 2023
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Senior Notes	$447.0	5.0%	$24.8	$447.0	5.1%	$24.8
2025 Senior Notes	115.0	5.3%	6.5	115.0	5.4%	21.4
Senior Credit Facility
2024 Term Loan B	—	—%	—	—	—%	34.1
2028 Term Loan B	721.9	8.0%	62.2	728.9	8.2%	59.9
2026 Revolving Facility	—	—%	2.9	—	—%	2.3
2028 Refinance Term Loans	1,083.2	14.4%	167.8	1,046.5	13.8%	50.4
Accounts Receivable Securitization Facility	75.0	8.7%	6.9	—	—%	1.3
Other indebtedness	6.3	3.6%	0.4	7.2	—%	0.4
Total	$2,448.4		$271.5	$2,344.6		$194.6

As of December 31, 2024, our Senior Credit Facility included the 2026 Revolving Facility and had a borrowing capacity of $375.0 million. Under the related covenants, at December 31, 2024, our borrowing capacity was limited to $91.7 million of funds available for borrowing (net of $20.8 million outstanding letters of credit). Additionally, the Company was required to pay a quarterly commitment fee for any unused commitments equal to 0.375% per annum.

The Senior Credit Facility also includes our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2028 Term Loan B is SOFR plus 2.50% (subject to a 0.00% SOFR floor). During the year ended December 31, 2024, the Company made $7.5 million and $10.8 million of net principal payments on the 2028 Term Loan B and the 2028 Refinance Term Loans, respectively, with an additional $18.3 million of scheduled future payments classified within current debt on the Company’s consolidated balance sheet as of December 31, 2024 related to both the 2028 Refinance Term Loans and the 2028 Term Loan B.

The 2028 Refinance Term Loans bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor, and were issued at a 3.0% original issue discount. Under the terms of the 2028 Refinance Credit Agreement, through September 8, 2025, the Company may execute quarterly, at its discretion, the payment in kind election (“PIK Interest Election”) to defer a portion of interest margin payable and the converted principal is subject to an additional 1.00% margin. During the year ended December 31, 2024, the Company executed the PIK Election and deferred payment of a portion of the quarterly interest margin payables in the amount of $33.9 million, thereby capitalizing $41.8 million to principal payments due at maturity.

Our 2025 Senior Notes (with original principal of $500.0 million) were issued under an indenture executed in 2017 (the “2025 Notes Indenture”), included $115.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025. Interest on the 2025 Senior Notes was payable semi-annually on May 3 and November 3 of each year. These Notes were redeemable prior to their maturity at the option of the Company under certain circumstances at specific redemption prices.

Our 2029 Senior Notes (with original principal of $450.0 million), as issued under the indenture executed in 2021 (the “2029 Notes Indenture”), include $447.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, which commenced on August 15, 2021. These Notes may be redeemed prior to their maturity at the option of the Company under certain circumstances at specific redemption prices.

In December 2024, the Company signed a Transactions Support Agreement (the TSA) with the Supporting Creditors of the Company’s outstanding senior notes, refinance credit agreement lenders, and revolving credit facility lenders. Pursuant to the TSA, the Supporting Creditors agreed to support a series of transactions to refinance near-term maturities, provide additional operating liquidity, extend the Company’s nearest debt maturity to 2028, and capture discount from an exchange of its 2029 Senior Notes. On January 17, 2025, the Company completed a series of transactions contemplated by the TSA.

The transactions included redeeming and refinancing the remaining $115.0 million of the 2025 Senior Notes through the issuance of an additional $115.0 million of 2028 Refinance Term Loans, entering into a new $300.0 million revolving credit facility with a reset covenant and a maturity date of February 2028 that replaced the 2026 Revolving Facility, and exchanging $446.5 million of 2029 Senior Notes for $379.5 million of new 2029 Second Lien Senior Secured Notes. Refer to Note 16 in the consolidated financial statements for further information.

We also continue to maintain an accounts receivable securitization facility that matures in January 2028, with an optional one-year extension (the “2024 A/R Facility”). The facility has a borrowing limit of $150.0 million and bears interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75%, and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. It contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness and may be terminated at any time, subject to a 1.00% call premium prior to January 2027.

As of December 31, 2024, there was $75.0 million outstanding under the facility and the Company had $125.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $50.0 million of additional funds available for borrowing. During the year ended December 31, 2024, the Company drew $513.2 million and repaid $438.2 million from both facilities.

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

Trinseo Holding S.á r.l. (formerly Trinseo Materials Operating S.C.A.) and Trinseo Materials Finance, Inc. (the “Issuers” of our 2029 Senior Notes and 2025 Senior Notes and “Borrowers” under our Senior Credit Facility) are dependent upon the cash generation and receipt of distributions and dividends or other payments from our subsidiaries and joint venture in order to satisfy their debt obligations. There are no known significant restrictions by third parties on the ability of subsidiaries of the Company to disburse or dividend funds to the Issuers and the Borrowers in order to satisfy these obligations. However, as the Company’s subsidiaries are located in a variety of jurisdictions, the Company can give no assurances that our subsidiaries will not face transfer restrictions in the future due to regulatory or other reasons beyond our control.

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the year ended December 31, 2024, the Company declared total dividends of $0.04 per ordinary share, or $1.3 million, of which $0.6 million, inclusive of dividend equivalents, remains accrued as of December 31, 2024 and the majority of which was paid in January 2025. These dividends are within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Despite the economic environment, the Company maintains access to capital resources through continued focus on liquidity improvement actions. The cash flows used by operating activities was $14.2 million for the year ended December 31, 2024. The Company expects that operating conditions in the beginning of 2025 will be largely similar to 2024, however the new 2028 Revolving Facility will increase liquidity. We believe funds provided by operations, our existing cash and cash equivalent balances of $206.9 million, coupled with borrowings available under our 2026 Revolving Facility and our Accounts Receivable Securitization Facility totaling a minimum of $141.7 million, including the existing borrowing limit imposed by the springing covenant, and the new 2028 Revolving Facility will be adequate to meet all necessary operating and capital expenditures for at least the next twelve months under current operating conditions.

Further, we also believe that our financial resources will allow us to manage the anticipated impact of this challenging macroeconomic environment on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. However, in the event the Company is unable to achieve its forecasts or maintain minimum liquidity covenants, it could have a material adverse impact on our access to liquidity, results of operation and financial condition. Our ability to generate cash from operations to service our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Item 1A – Risk Factors.

As of December 31, 2024, we were in compliance with all the covenants and default provisions under our debt agreements. On January 17, 2025, the Company also entered into amendment to the existing Credit Agreement, pursuant to which the 2026 Revolving Credit Facility was replaced with a new super-priority revolving credit facility maturing in February 2028 (the “OpCo Super-Priority Revolver”). The terms under the OpCo Super-Priority Revolver are substantially similar to the 2026 Revolving Facility, except for an update to the financial covenant that requires compliance with a springing super-priority lien net leverage ratio test, a liquidity covenant and an anti-cash hoarding covenant.

The 2028 Refinance Credit Agreement requires, as stated above, Liquidity to be maintained at least $100.0 million. The definition of Liquidity is substantially similar under both the OpCo Super-Priority Revolver and the 2028 Refinance Credit Agreement. The OpCo Super-Priority Revolver’s anti-cash hoarding covenant requires repayment of existing excess borrowings under the OpCo Super-Priority Revolver amount if the cash and cash equivalents held by loan parties is over $100.0 million or the cash and cash equivalents held by non-loan parties is over $50.0 million. Refer to Note 16 in the consolidated financial statements for further information on the details of the covenant requirements.

We do not have any off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2024, 2023, and 2022. We have derived the summarized cash flow information from our audited financial statements. Refer to the Company’s Form 10-K filed on February 23, 2024 for discussion related to 2022.

	Year Ended
	December 31,
(in millions)	2024	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$(14.2)	$148.7	$46.4
Operating activities - discontinued operations	—	—	(2.9)
Operating activities	(14.2)	148.7	43.5
Investing activities - continuing operations	(55.1)	(31.7)	(163.2)
Investing activities - discontinued operations	—	—	(0.8)
Investing activities	(55.1)	(31.7)	(164.0)
Financing activities	26.4	(66.0)	(233.7)
Effect of exchange rates on cash	(6.3)	(1.6)	(7.1)
Net change in cash, cash equivalents, and restricted cash	$(49.2)	$49.4	$(361.3)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2024 totaled $14.2 million, which included a $123.7 million decrease in working capital, principally related to continued inventory management actions and cash collections, $45.0 million of dividends received from Americas Styrenics and $33.9 million in deferred interest cash payments via the PIK Interest Election.

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

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 totaled $55.1 million, which was primarily attributable to capital expenditures of $63.3 million offset by proceeds from the sale of business and other assets of $8.2 million. During 2024, the Company continued to proactively reduce or defer capital expenditures during the year as part of our liquidity improvement actions.

Capital expenditures for 2025 are expected to be approximately $62.7 million, inclusive of spending for both compliance and maintenance costs, and growth initiatives, including material substitution applications as well as products containing recycled or bio-based materials.

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

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 totaled $26.4 million. During the year the Company drew $513.2 million in proceeds from the A/R Facility, and repaid $438.2 million, principally related to funding working capital and other requirements. This activity was partially offset by $18.3 million in debt repayments, $1.7 million of dividends paid, and $19.3 million of net repayments of short-term borrowings.

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

	Year Ended
	December 31,
(in millions)	2024	2023	2022
Cash provided by (used in) operating activities	$(14.2)	$148.7	$43.5
Capital expenditures	(63.3)	(69.7)	(149.0)
Free Cash Flow	$(77.5)	$79.0	$(105.5)

Refer to the discussion above for significant impacts to cash provided by operating activities for the years ended December 31, 2024 and 2023. Refer to the Company’s Form 10-K filed on February 23, 2024 for discussion related to 2022.

Contractual Obligations and Commercial Commitments

The Company’s primary contractual obligations and commercial commitments consist of the payments for principal and interest on our outstanding long-term debt, raw material purchases, funding requirements under our pension and other postretirement benefits, lease commitments, and obligations under our SAR SSAs.

The Company has both fixed and variable-rate long-term debt arrangements, which have varying principal and interest payment requirements over their contractual terms. Refer to the table and section above as well as to Note 16 in the consolidated financial statements for more information on our debt arrangements. Additionally, refer to Item 7A—Quantitative and Qualitative Disclosures about Market Risk for discussion of our interest rate and foreign currency risks related to our debt and debt-related hedging arrangements.

The Company has certain raw material purchase contracts where we are required to purchase certain minimum volumes at the then prevailing market prices. As of December 31, 2024, the Company had $456.2 million of raw material purchase obligations, of which $155.3 million is due within the next twelve months. These commitments have remaining terms ranging from one to four years. Refer to Note 19 in the consolidated financial statements for more information on raw material purchase commitments. Additionally, refer to Item 1 – Business – Sources and Availability of Raw Materials for further description of the sources of our key raw materials.

The Company has various pension and other postretirement plans. The Company is required to make minimum contributions to certain of our funded pension plans and is also obligated to make benefit payments to employees for the unfunded pension plans and other postretirement plans. As of December 31, 2024, the Company’s estimated future benefit payments through 2034, reflecting expected future service, as appropriate, was $134.3 million, of which $11.2 million is due within the next twelve months. Refer to the section of our Critical Accounting Policies and Estimates entitled “Pension Plans and Postretirement Benefits” for more information on the factors impacting our pension and postretirement costs. Additionally, refer to Note 21 in the consolidated financial statements for more details on these employee benefit plans and the future payments expected to be made for them through 2034.

The Company has operating and finance leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company’s leases have remaining terms of one month through twelve years. As of December 31, 2024, the Company’s estimated minimum commitments related to our finance and operating lease obligations was $93.4 million, of which $18.1 million is due within the next twelve months. Refer to Note 20 in the consolidated financial statements for further information on our lease portfolio and future lease obligations.

As described in Item 1— Business— Our Relationship with Dow, the Company is party to SAR SSAs with Dow, which are agreements under which Dow provides certain site services to the Company at Dow-owned locations. Based on our current year known costs and assuming that we continue with the SAR SSAs with similar annualized costs going forward, we estimate our contractual obligations under these agreements to be approximately $24.1 million annually for 2025 through 2029, and a total of $160.4 million thereafter through June 2041. Refer to the aforementioned section of

Item 1 for more information regarding these agreements, including details regarding the rights of the Company and Dow to terminate said agreements.

Derivative Instruments

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk, and commodity price risk. To manage this risk, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swap agreements. A summary of these derivative financial instrument programs is described below; however, refer to Note 17 of the consolidated financial statements for further information. The Company does not hold or enter into financial instruments for trading or speculative purposes.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements to manage our exposure to variability in interest payments associated with the Company’s variable rate debt. Under these interest rate swap agreements, which are designated as cash flow hedges, the Company is effectively converting a portion of our variable rate borrowings into a fixed rate obligation to mitigate the risk of variability in interest rates. The Company does not have any outstanding interest rate swap agreements as of December 31, 2024.

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

Impairment Considerations

As of December 31, 2024, net property, plant and equipment, net identifiable finite-lived intangible assets, and goodwill totaled $575.8 million, $598.8 million, and $59.9 million, respectively. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

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

In connection with our strategy to focus efforts and increase investments in certain product offerings serving specific applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the disposition of our styrene monomer assets in Boehlen, Germany. The Company’s assessments of these long-lived asset groups for impairment indicated that the carrying values of the asset groups at each location were not recoverable when compared to the expected undiscounted future cash flows from the operation and potential disposition of these assets. The fair value of the depreciable assets at each location was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. Based on the Company’s assessments, for the year ended December 31, 2023, we recorded impairment charges on the Boehlen styrene monomer assets of $0.5 million, which include charges recorded subsequent to March 2020 related to capital expenditures at the facility that we determined to be impaired. The amounts are included within “Impairment and other charges” in the consolidated statements of operations. Refer to Note 18 for more information.

Through December 31, 2024, we have continued to assess the recoverability of certain assets, and concluded there are no additional significant events or circumstances identified by management that would indicate these assets are not recoverable. However, the current environment is subject to changing market conditions and requires significant management judgment to identify the potential impact to our assessment. If we are not able to achieve certain actions or our future operating results do not meet our expectations, it is possible that impairment charges may need to be recorded on one or more of our operating facilities.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. The Company had no material assets classified as held-for-sale as of December 31, 2024.

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

As a result of the goodwill impairment testing performed in the fourth quarter of 2022, the PMMA business and Aristech Surfaces carrying value of their net assets exceeded fair value, resulting in an impairment. All other reporting units had fair values that exceeded the carrying value of their net assets, indicating that no impairment of goodwill is warranted. These reporting units, which are included in the Engineered Materials operating segment, were acquired in 2021. The impairment charges were attributed to the continuation of the challenging macroeconomic environment experienced in 2022, including significantly lower demand for building & construction and wellness applications, which led to lower operating results including slower growth projections, and a prolonged drop in market capitalization, as well as an increase in the WACC. The Company reduced the carrying value of the PMMA business and Aristech Surfaces reporting units through the recognition of a $226.6 million and $70.5 million non-cash goodwill impairment loss, respectively. These losses are recorded within “Impairment and other charges” on the consolidated statement of operations and are allocated to the Engineered Materials segment.

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

As of October 1, 2024, the Company combined the management of its Engineered Materials, Plastics Solutions and Polystyrene businesses. Certain components of the Plastics Solutions segment were combined with the Polystyrene segment and renamed Polymer Solutions to better reflect the Company’s strategic focus on providing solutions in areas such as sustainability and material substitution. Impairment assessments on each reporting unit were performed immediately before and after the change in organizational structure where it was concluded there was no goodwill impairment for the year ended December 31, 2024.

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

As of December 31, 2024, the remaining $59.9 million in total goodwill is allocated to the reportable segments as follows: $31.5 million to Polymer Solutions, $14.5 million to Latex Binders, and $13.9 million to Engineered Materials, with no amounts allocated to the Americas Styrenics segment.

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

Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Ireland. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated as of December 31, 2024. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

As of December 31, 2024, we had net deferred tax liabilities of $0.5 million, after valuation allowances of $339.2 million. In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

For the year ended December 31, 2024, management assessed whether there were any changes in facts and circumstances that would result in any changes to the valuation allowance conclusions reached in the prior years. During the year ended December 31, 2024, management believed there was enough negative evidence to determine that it was no longer more likely than not that the net deferred tax assets would be realized in the Company’s China subsidiary. Among this evidence was the cumulative loss, magnitude of business losses in 2023 and 2024, current adverse economic conditions, restructuring initiatives and higher financial costs. These negative factors combined with no other tax planning strategies identified that could allow the Company to utilize its deferred tax asset, resulted in management’s decision to establish a full valuation allowance against the net deferred tax asset position during the year ended December 31, 2024. The Company’s China subsidiary continues to maintain a full valuation allowance against the net deferred tax assets as of December 31, 2024.

As of December 31, 2024, we had deferred tax assets for tax loss carryforward of approximately $204.5 million, $10.7 million of which is subject to expiration in the years between 2025 and 2029. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

We are subject to income taxes in Ireland, Luxembourg, the United States and numerous foreign jurisdictions, and are subject to income tax audits within these jurisdictions. The tax provision includes amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical in preparation of our financial statements.

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

Pension Plans and Postretirement Benefits

We have various company-sponsored retirement plans covering substantially all employees. We also provide certain health care and life insurance benefits to retired employees in the United States (the “OPEB Plans”). The OPEB plans provide health care benefits, including hospital, physicians’ services, drug and major medical expense coverage, and life insurance benefits. We recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in our consolidated balance sheets and recognize changes in the funded status in the year in which the changes occur through AOCI, which is a component of shareholders’ equity.

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

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Plans		U.S. Plan		OPEB Plans
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Pension and other postretirement plan obligations:
Discount rate for projected benefit obligation / accumulated postretirement benefit obligation	3.09%	3.16%	5.70%	5.19%	5.15%	6.41%
Net periodic benefit costs:
Discount rate for service cost	2.57%	3.24%	5.20%	5.55%	6.40%	6.01%
Discount rate for interest cost	3.19%	3.54%	5.10%	5.41%	6.25%	5.82%
Expected long-term rate of return on plan assets	3.17%	3.20%	6.90%	6.50%	N/A	N/A

Holding all other factors constant, a 0.25% increase (decrease) in the discount rate used to determine net periodic benefit cost would decrease (increase) 2025 pension expense for our non-U.S. plans by approximately $1.0 million and $(0.9) million, respectively. Holding all other factors constant, a 0.25% increase (decrease) in the long-term rate of return on assets used to determine net periodic benefit cost for our non-U.S. plans would decrease (increase) 2025 pension expense by approximately $0.1 million and $(0.1) million, respectively. Holding all other factors constant, a 0.25% increase or decrease in the discount rate, or the long-term rate of return on assets, used to determine net periodic benefit cost for our U.S. plan would change our 2025 pension expense by less than $0.1 million.

Plan assets totaled $106.7 million and $106.5 million as of December 31, 2024 and 2023. As noted above, plan assets are invested primarily in insurance contracts that provide for guaranteed returns. Investments in the pension plan insurance contracts are valued utilizing unobservable inputs, which are contractually determined based on returns, fees, and the present value of the future cash flows, or cash surrender values, of the contracts, and are classified as Level 3 investments. The Company presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

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

Interest Rate Risk

Given the Company’s debt structure, we have certain exposure to changes in interest rates. Refer to Note 16 in the consolidated financial statements for further information regarding the Company’s debt facilities.

The Company’s 2028 Refinance Term Loans bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor. The Company’s 2028 Term Loan B bears an interest rate of SOFR plus 2.50% (subject to a 0.00% SOFR floor). The Company’s 2024 Term Loan B bore an interest rate of LIBOR plus 2.00% (subject to a 0.00% LIBOR floor) as of December 31, 2022. Based on weighted average outstanding borrowings under the 2028 Term Loan B and 2028 Refinance Term Loans for the year ended December 31, 2024, an increase in 100 basis points in SOFR would have resulted in approximately $1.4 million of additional interest expense for the period.

Loans under the 2026 Revolving Facility, at the Borrowers’ option, may be maintained as (a) SOFR loans, which bear interest at a rate per annum equal to SOFR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement). As of December 31, 2024, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the 2026 Revolving Facility equal to 0.375% per annum. As of and for the year ended December 31, 2024, we had no variable rate debt issued under our 2026 Revolving Facility.

Our 2010 A/R Facility was subject to interest charges on both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the facility. The 2010 A/R Facility incurred fixed interest charges of 1.65% on outstanding borrowings plus variable commercial paper rates which vary by month and by currency, as outstanding balances could be denominated in euros and U.S. dollars, as well as fixed charges of 0.80% on available, but undrawn commitments. On July 18, 2024 the Company terminated the 2010 A/R Facility and replaced it with a new 2024 A/R Facility.

Our 2024 A/R Facility is subject to interest charges on both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the facility. As of December 31, 2024, the 2024 A/R Facility borrowings bear interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. As of December 31, 2024, the Company had $75.0 million of variable debt issued under our 2024 A/R Facility and during the year ended December 31, 2024 the Company drew $513.2 million and repaid $438.2 million from both facilities. As such, we incurred $6.3 million variable rate interest related to these facilities during the period.

Foreign Currency Exchange Rate Risks

The Company’s ongoing business operations expose us to foreign currency risks, including fluctuating foreign exchange rates. Our primary foreign currency exposure is the euro-to-U.S. dollar exchange rate, noting that approximately 48% of our net sales were generated in Europe for the year ended December 31, 2024. To a lesser degree, we are also exposed to the exchange rates between the U.S. dollar and other currencies, including, among others, the Chinese yuan, South Korean won, Swiss franc, and New Taiwan dollar. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.

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

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of our subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rate. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2024, the Company does not have any outstanding forward contracts for the purposes of hedging its exposure to the euro. The Company continues to monitor prevailing rate forecasts and its euro-denominated exposure to determine when to enter into these forward contracts. A 1% change in the euro will impact our annual profitability by approximately $1.4 million on a pre-tax basis.

We have legal entities consolidated in our financial statements that have functional currencies other than the U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income, primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2024, 2023, and 2022.

Raw Material Price Risk

We purchase certain raw materials such as styrene, butadiene, BPA, MMA, PC, and acetone primarily under short- and long-term supply contracts. The pricing terms for these raw material purchases are generally determined based on commodity indices and prevailing market conditions within the relevant geography. The selling prices of our products are generally based, in part, on the current or forecasted costs of our key raw materials, but are often subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant raw material price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in passing through raw material costs, primarily for styrene, butadiene, MMA, and acetone. Assuming no changes in sales price, volume or mix, a hypothetical 10% change in the market price of our raw materials would have impacted cost of sales by approximately $231.5 million for the year ended December 31, 2024.

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

Commodity Price Risk

We purchase certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility, generally based on commodity indices and prevailing market conditions within the relevant geography. In certain instances, the selling prices of our products are based, in part, on the current or forecasted costs of our key commodities but are subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant commodity price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in or inability to pass through these commodity costs.

We mitigate the risk of price fluctuations associated with these commodity purchases where possible by passing changes in commodity costs through to our customers by adjusting our prices or including provisions in our contracts that allow us to adjust prices in such a circumstance or by including pricing formulas which utilize commodity indices. Additionally, as deemed appropriate, we may enter into derivative financial instruments such as commodity swaps, which effectively converts a portion of our natural gas costs into a fixed rate obligation. Certain of these commodity swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. We may also enter into commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Inclusive of these hedges, a hypothetical 10% increase in natural gas prices will impact cost of sales by approximately $6.0 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15e and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to provide the reasonable level of assurance described above.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company believes we have maintained appropriate internal controls during our initial phased implementation period and will continue to evaluate, test and monitor our internal controls over financial reporting for effectiveness as processes and procedures in each of these impacted areas evolve.

Item 9B. Other Information

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Board Structure and Committee Composition,” “Our Company’s Executive Officers,” and “Delinquent Section 16(a) Reports” of the Company’s definitive proxy statement for the 2025 annual general meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2025 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this Item 11 will be contained in our 2025 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in our 2025 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our 2025 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our 2025 Proxy Statement and is incorporated by reference herein.

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

4.1

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of August 29, 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 5, 2017)

4.2

Sixth Supplemental Indenture to the indenture dated as of August 29, 2017, by and among Trinseo Materials Operating S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., the Guarantors named therein, and The Bank of New York Mellon, as trustee, dated December 13, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 16, 2024).

4.3

Indenture among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. and The Bank of New York Mellon, as Trustee, dated as of March 24, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2021)

4.4

Sixth Supplemental Indenture to the indenture dated as of March 24, 2021, by and among Trinseo Materials Operating S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., the Guarantors named therein, and The Bank of New York Mellon, as trustee, dated December 13, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 16, 2024).

4.5 †	Description of Securities

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

Exhibit No.	Description
10.5

2023 SOFR Amendment to the Credit Agreement dated September 6, 2017 among Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc., together with Trinseo Holding S.à r.l. and Trinseo Ireland Holdings Limited, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto from time to time, dated as of June 30, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023)

10.6

2023 Incremental and Refinancing Amendment to the Credit Agreement dated September 6, 2017, among Trinseo Holding S.à r.l., Trinseo Ireland Holdings Limited, Trinseo Materials Operating S.C.A., Trinseo Materials Finance, Inc. the guarantors party thereto from time to time, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, dated as of September 8, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 8, 2023)

10.7

2024 LuxCo Merger Amendment to the Credit Agreement dated September 6, 2017, among Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Trinseo LuxCo S.à r.l. Deutsche Bank AG New York Branch, as Administrative Agent, dated as of December 12, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 16, 2024).

10.8

Credit Agreement, dated as of September 8, 2023, among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2023)

10.9

First Amendment to Credit Agreement, dated January 26, 2024, to the Credit Agreement dated as of September 8, 2023 among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024).

10.10

Second Amendment to Credit Agreement by and among Trinseo LuxCo S.à.r.l., Trinseo NA Finance LLC, Trinseo LuxCo Finance SPV S.à.r.l., Trinseo NA Finance SPV LLC, Trinseo PLC, and Alter Domus (US) LLC, as Administrative Agent, dated December 12, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed December 16, 2024).

10.11§§

Transaction Support Agreement, dated December 9, 2024, by and among the Company, and certain of their direct and indirect subsidiaries party thereto, and each of the Supporting Creditors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2024).

10.12§§

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

Exhibit No.	Description
10.13§§

Credit and Security Agreement, dated July 18, 2024, among Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, KKR Credit Advisors (US) LLC, GLAS USA LLC, GLAS Americas LLC, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2024).

10.14*

Employment Agreement between Trinseo LLC and Frank A. Bozich, dated December 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019)

10.15*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Frank Bozich dated December 11, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.16*	Employment Agreement between Trinseo LLC and David Stasse, dated April 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2019)

10.17*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and David Stasse dated April 29, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.18*	Agreement between Trinseo, LLC and Angelo Chaclas dated January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

10.19*

Agreement, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Angelo Chaclas dated January 1, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.20*

Employment Agreement between Trinseo LLC and Paula Cooney, dated October 15, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 5, 2023)

10.21*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Paula Cooney dated October 15, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 5, 2023)

10.22*

Employment Agreement between Trinseo Netherlands B.V. and Johannes Hendriks, dated August 25, 2022 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed May 9, 2024)

10.23§

Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 17, 2010 (incorporated herein by reference to Exhibit 10.29 to the Registration Statement filed on Form S-4, File No. 333-191460, filed September 30, 2013)

10.24§

Amendment No. 1 to the Amended and Restated MOD5 Computerized Process Control Software Agreement, Licenses and Services, between Rofan Services Inc. and Trinseo LLC (f/k/a Styron LLC), dated as of June 1, 2013 (incorporated herein by reference to Exhibit 10.30 to Amendment No. 2 to the Registration Statement filed on Form S-4, File No. 333-191460, filed December 17, 2013)

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

10.27*	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.28*	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.29*	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 16, 2023)

10.30*

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

10.32*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed May 9, 2024)

10.33*	Form of Performance Award Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed May 9, 2024)

10.34*	Form of Non-statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed May 9, 2024)

10.35*	Form of Restricted Cash Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed May 9, 2024).

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

Exhibit No.	Description
10.38*	Form of Executive Side Letter for Equity Grants (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

10.39*	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 27, 2024).

19.1	Trinseo PLC Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

21.1 †	Subsidiaries of Trinseo PLC

23.1 †	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2 †	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

31.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Trinseo PLC Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS †	iXBRL Instance Document

101.SCH †	iXBRL Taxonomy Extension Schema Document

101.CAL †	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	iXBRL Extension Label Linkbase Document

101.PRE †	iXBRL Taxonomy Extension Presentation Linkbase Document

104 †	Cover Page Interactive Data File (formatted iXBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement.
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

Date: February 27, 2025

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Bozich	President, Chief Executive Officer and Director	February 27, 2025
Frank Bozich	(Principal Executive Officer)

/s/ David Stasse	Executive Vice President and Chief Financial Officer	February 27, 2025
David Stasse	(Principal Financial Officer)

/s/ Roger E. Greene	Vice President, Global Controller and Principal Accounting Officer	February 27, 2025
Roger E. Greene	(Principal Accounting Officer)

/s/ Joseph Alvarado	Director	February 27, 2025
Joseph Alvarado

/s/ Victoria Brifo	Director	February 27, 2025
Victoria Brifo

/s/ Jeffrey J. Cote	Director	February 27, 2025
Jeffrey J. Cote

/s/ Pierre-Marie De Leener	Director	February 27, 2025
Pierre-Marie De Leener

/s/ Jeanmarie Desmond	Director	February 27, 2025
Jeanmarie Desmond

/s/ Matthew T. Farrell	Director	February 27, 2025
Matthew T. Farrell

/s/ K’Lynne Johnson	Chair and Director	February 27, 2025
K’Lynne Johnson

/s/ Sandra Beach Lin	Director	February 27, 2025
Sandra Beach Lin

/s/ Henri Steinmetz	Director	February 27, 2025
Henri Steinmetz

/s/ Mark Tomkins	Director	February 27, 2025
Mark Tomkins

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trinseo PLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of Americas Styrenics LLC, a 50% equity investment of Trinseo PLC, which is reflected in the consolidated financial statements of Trinseo PLC as an equity method investment of $222.6 million and $252.2 million as of December 31, 2024 and 2023, respectively, and equity in earnings of unconsolidated affiliates of $15.4 million, $62.1 million and $102.2 million for each of the three years in the period ended December 31, 2024. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Americas Styrenics LLC, is based solely on the report of the other auditors.

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

Accounting for Income Taxes

As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded a provision for income taxes of $30.5 million for the year ended December 31, 2024, and has deferred tax assets of $92.3 million (including a valuation allowance of $339.2 million), deferred tax liabilities of $92.8 million, and liabilities for uncertain tax positions of $17.5 million as of December 31, 2024. The Company is, or has been, subject to income taxes in Ireland, the United States and numerous other foreign jurisdictions, and is subject to income tax audits within these jurisdictions. Management measures deferred taxes as the difference between the financial and tax basis of the Company’s assets and liabilities which are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As disclosed by management, the valuation allowance is based on management’s estimates of future taxable income and the period over which they expect the deferred tax assets to be recovered. Management recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Since significant judgment is required to assess the future tax consequences of events that have been recognized in the financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the financial statements and such adjustments could be material.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes, net deferred tax assets, including a valuation allowance, and liabilities for uncertain tax positions; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence relating to these account balances and tax positions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management’s controls over the establishment of deferred tax assets and liabilities, the assessment of the realizability of deferred tax assets, and the identification and recognition of the liability for uncertain tax positions. These procedures also included, among others (i) testing the provision for income taxes, including the effective tax rate reconciliation, and permanent and temporary differences; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; (iv) evaluating the completeness of management’s assessment of the identification of uncertain tax positions; and (v) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating jurisdictional tax law and regulations.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2025

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of

Americas Styrenics LLC

The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americas Styrenics LLC and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, members' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

February 11, 2025

We have served as the Company’s auditor since 2008.

TRINSEO PLC

Consolidated Balance Sheets

(In millions, except per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$209.8	$259.1
Accounts receivable, net of allowances (December 31, 2024: $8.5; December 31, 2023: $6.7)	379.9	490.8
Inventories	347.2	404.7
Other current assets	51.3	39.5
Total current assets	988.2	1,194.1
Investments in unconsolidated affiliate	222.6	252.2
Property, plant and equipment, net of accumulated depreciation (December 31, 2024: $824.0, December 31, 2023: $778.2)	575.8	643.7
Other assets
Goodwill	59.9	63.8
Other intangible assets, net	598.8	693.9
Right-of-use assets - operating, net	63.9	65.3
Deferred income tax assets	37.0	44.3
Deferred charges and other assets	97.9	71.9
Total other assets	857.5	939.2
Total assets	$2,644.1	$3,029.2
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current portion of long-term debt	$210.9	$20.9
Accounts payable	263.1	449.7
Current lease liabilities - operating	12.9	16.3
Income taxes payable	4.9	10.9
Accrued expenses and other current liabilities	229.1	174.8
Total current liabilities	720.9	672.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,200.7	2,277.6
Noncurrent lease liabilities - operating	53.3	51.7
Deferred income tax liabilities	37.5	43.5
Other noncurrent obligations	251.6	251.8
Total noncurrent liabilities	2,543.1	2,624.6
Commitments and contingencies (Note 19)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (December 31, 2024: 39.6 shares issued and 35.4 shares outstanding; December 31, 2023: 39.4 shares issued and 35.2 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (December 31, 2024: 0.025 shares issued and outstanding; December 31, 2023: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	514.6	504.2
Treasury shares, at cost (December 31, 2024: 4.1 shares; December 31, 2023: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(792.8)	(443.0)
Accumulated other comprehensive loss	(142.1)	(129.6)
Total shareholders’ equity (deficit)	(619.9)	(268.0)
Total liabilities and shareholders’ equity (deficit)	$2,644.1	$3,029.2

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$3,513.2	$3,675.4	$4,965.5
Cost of sales	3,247.6	3,533.1	4,693.2
Gross profit	265.6	142.3	272.3
Selling, general and administrative expenses	327.0	310.3	398.8
Equity in earnings of unconsolidated affiliate	15.4	62.1	102.2
Impairment and other charges	—	349.5	339.6
Operating loss	(46.0)	(455.4)	(363.9)
Interest expense, net	267.5	188.4	112.9
(Gain) loss on extinguishment of long-term debt	0.6	6.3	(0.8)
Other expense (income), net	3.9	(17.2)	(6.4)
Loss before income taxes	(318.0)	(632.9)	(469.6)
Provision for (benefit from) income taxes	30.5	68.4	(41.6)
Net loss from continuing operations	(348.5)	(701.3)	(428.0)
Net loss from discontinued operations, net of income taxes	—	—	(2.9)
Net loss	$(348.5)	$(701.3)	$(430.9)
Weighted average shares‒basic	35.3	35.3	35.9
Net loss per share- basic:
Continuing operations	$(9.86)	$(19.88)	$(11.91)
Discontinued operations	—	—	(0.08)
Net loss per share‒basic	$(9.86)	$(19.88)	$(11.99)
Weighted average shares‒diluted	35.3	35.3	35.9
Net loss per share- diluted:
Continuing operations	$(9.86)	$(19.88)	$(11.91)
Discontinued operations	—	—	(0.08)
Net loss per share‒diluted:	$(9.86)	$(19.88)	$(11.99)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(348.5)	$(701.3)	$(430.9)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0, $0.0, $3.9)	(28.3)	9.3	(36.9)
Net gain (loss) on cash flow hedges (net of tax of $(2.6), $1.3, $(3.1))	12.0	4.3	(9.8)
Pension and other postretirement benefit plans:
Prior service credit arising during period (net of tax of $0.0, $0.0, $0.0)	1.7	0.4	0.1
Net gain (loss) arising during period (net of tax of $2.2, $(3.0), $23.7)	4.6	(9.3)	64.9
Amounts reclassified from accumulated other comprehensive income (loss)	(2.5)	(3.0)	(2.4)
Total other comprehensive income (loss), net of tax	(12.5)	1.7	15.9
Comprehensive loss	$(361.0)	$(699.6)	$(415.0)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions, except per share data)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2021	37.9	1.0	—	$0.4	$—	$468.1	$(50.0)	$(147.2)	$741.8	$1,013.1
Net loss	—	—	—	—	—	—	—	—	(430.9)	(430.9)
Other comprehensive income	—	—	—	—	—	—	—	15.9	—	15.9
Share-based compensation activity	0.3	—	—	—	—	18.6	—	—	—	18.6
Purchase of treasury shares	(3.1)	3.1	—	—	—	—	(150.0)	—	—	(150.0)
Dividends on ordinary shares ($1.28 per share)	—	—	—	—	—	—	—	—	(46.4)	(46.4)
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(701.3)	(701.3)
Other comprehensive income	—	—	—	—	—	—	—	1.7	—	1.7
Share-based compensation activity	0.1	—	—	—	—	17.5	—	—	—	17.5
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—
Dividends on ordinary shares ($0.17 per share)	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)
Net loss	—	—	—	—	—	—	—	—	(348.5)	(348.5)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(12.5)	—	(12.5)
Share-based compensation activity	0.2	—	—	—	—	10.4	—	—	—	10.4
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—
Dividends on ordinary shares ($0.04 per share)	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Balance at December 31, 2024	35.4	4.1	—	$0.4	$—	$514.6	$(200.0)	$(142.1)	$(792.8)	$(619.9)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(348.5)	$(701.3)	$(430.9)
Less: Net loss from discontinued operations	—	—	(2.9)
Net loss from continuing operations	(348.5)	(701.3)	(428.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	210.2	221.2	236.9
Amortization of deferred financing fees and issuance discount	16.1	11.0	9.3
Deferred income tax (benefit)	(2.7)	41.4	(93.3)
Share-based compensation expense	14.4	19.5	18.6
Earnings of unconsolidated affiliate, net of dividends	29.6	2.9	(7.2)
Unrealized net (gain) loss on foreign exchange forward contracts	(9.1)	(6.4)	23.2
Unrealized net (gain) loss on commodity economic swap contracts	(2.8)	14.1	6.4
Pension curtailment and settlement (gain) loss	(1.1)	0.4	(3.4)
(Gain) loss on extinguishment of long-term debt	0.6	6.3	(0.8)
Gain on sale of other assets	(7.3)	(25.6)	(1.8)
Impairment charges or write-offs	—	349.5	310.2
Changes in assets and liabilities
Accounts receivable	99.5	106.3	129.1
Inventories	46.4	150.1	31.8
Accounts payable and other current liabilities	(22.2)	1.4	(192.0)
Income taxes payable	(7.0)	3.1	(41.7)
Other assets, net	(40.8)	11.4	16.6
Other liabilities, net	10.5	(56.6)	32.5
Cash provided by (used in) operating activities - continuing operations	(14.2)	148.7	46.4
Cash used in operating activities - discontinued operations	—	—	(2.9)
Cash provided by (used in) operating activities	(14.2)	148.7	43.5
Cash flows from investing activities
Capital expenditures	(63.3)	(69.7)	(148.2)
Cash paid for asset or business acquisitions, net of cash acquired	—	—	(22.2)
Proceeds from the sale of other assets	8.2	38.0	5.3
Proceeds from the settlement of hedging instruments	—	—	1.9
Cash used in investing activities - continuing operations	(55.1)	(31.7)	(163.2)
Cash used in investing activities - discontinued operations	—	—	(0.8)
Cash used in investing activities	(55.1)	(31.7)	(164.0)
Cash flows from financing activities
Deferred financing fees	(8.6)	(23.4)	—
Short-term borrowings, net	(19.3)	(10.5)	(17.5)
Purchase of treasury shares	—	—	(151.9)
Dividends paid	(1.7)	(17.9)	(47.5)
Proceeds from exercise of option awards	—	0.1	3.0
Withholding taxes paid on restricted share units	—	(2.1)	(3.2)
Acquisition-related contingent consideration payment	(0.7)	(1.2)	—
Net proceeds from issuance of 2028 Refinance Term Loans	—	1,044.9	—
Repurchases and repayments of long-term debt	(18.3)	(1,055.9)	(16.6)
Proceeds from Accounts Receivable Securitization Facility	513.2	—	—
Repayments of Accounts Receivable Securitization Facility	(438.2)	—	—
Cash provided by (used in) financing activities	26.4	(66.0)	(233.7)
Effect of exchange rates on cash	(6.3)	(1.6)	(7.1)
Net change in cash, cash equivalents, and restricted cash	(49.2)	49.4	(361.3)
Cash, cash equivalents, and restricted cash—beginning of period	261.1	211.7	573.0
Cash, cash equivalents, and restricted cash—end of period	$211.9	$261.1	$211.7
Less: Restricted cash	2.1	2.0	—
Cash and cash equivalents—end of period	$209.8	$259.1	$211.7
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$21.1	$37.8	$98.2
Cash paid for interest, net of amounts capitalized	$199.9	$167.1	$103.4
Accrual for property, plant and equipment	$6.7	$11.3	$11.3

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

The Company’s operations are located in Europe, North America, and Asia Pacific, supplemented by Americas Styrenics, a styrenics joint venture with Chevron Phillips Chemical Company LP. Refer to Note 12 for further information regarding the Company’s investment in Americas Styrenics.

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2024, the Company’s production facilities included 33 manufacturing plants and one recycling facility at 29 sites across 14 countries, including its joint venture. Additionally, as of December 31, 2024, the Company operated 11 research and development (“R&D”) facilities globally, including mini plants, development centers, and pilot coaters.

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under four segments, Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics, as described in Note 23. Beginning in the second quarter of 2021, the Company reported the results of its synthetic rubber business (“Rubber Business”) as discontinued operations in the consolidated statements of operations for all periods presented, and therefore it is no longer presented as a separate reportable segment. The sale of the Rubber Business was completed on December 1, 2021. Refer to Note 4 for further information.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 16 for further discussion of the Company’s Accounts Receivable Securitization Facility, which qualifies the Company’s subsidiary that funds the facility as a VIE and is consolidated within the Company’s financial statements.

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

The Company performs ongoing evaluations of its customers’ credit and generally does not require collateral. The Company maintains an allowance for doubtful accounts for losses resulting from the inability of specific customers to meet their financial obligations, representing its best estimate of probable credit losses in existing trade accounts receivable. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on historical experience, as well as current and forecasted economic conditions.

Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued and other current liabilities, approximate fair value due to their generally short maturities.

The estimated fair values of the Company’s 2028 Term Loan B, 2028 Refinance Term Loans, 2029 Senior Notes, and 2025 Senior Notes and, when outstanding, borrowings under its 2026 Revolving Facility and Accounts Receivable Securitization Facility (all of which are defined in Note 16) are determined using Level 2 inputs within the fair value hierarchy. The carrying amounts of borrowings under the 2026 Revolving Facility and Accounts Receivable Securitization Facility approximate fair value as these borrowings bear interest based on prevailing variable market rates.

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

As of December 31, 2024, the Company had certain foreign exchange forward contracts and commodity swap agreements outstanding that were not designated for hedge accounting treatment, and certain commodity swap agreements outstanding that were designated as cash flow hedges. As of December 31, 2023, the Company had certain foreign exchange forward contracts and commodity swap agreements outstanding that were not designated for hedge accounting treatment, and certain commodity swap agreements outstanding that were designated as cash flow hedges. As of December 31, 2022, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment and certain foreign exchange forward contracts and interest rate swap agreements that were designated as cash flow hedges.

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

Refer to Notes 17 and 18 for further information on the Company’s derivative instruments and their fair value measurements.

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

For the years ended December 31, 2024, 2023, and 2022, the Company recognized net foreign exchange transaction gains (losses) of $(19.5) million, $16.7 million, and $(41.0) million, respectively. These amounts exclude the impacts of foreign exchange forward contracts discussed above.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2024 and 2023, there was $1.3 million (adjusted for foreign currency rates) of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the 2021 acquisitions of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, the “PMMA business”) from Arkema S.A. (the “PMMA Acquisition”), and of Aristech Surfaces LLC, a manufacturer and global provider of PMMA continuous cast and solid surface sheets (the “Aristech Surfaces Acquisition”). Refer to Note 19 for further information on the environmental liabilities related to the PMMA Acquisition and the Aristech Surfaces Acquisition during 2021.

Any costs related to environmental contamination treatment and clean-ups are charged to expense.

Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value using discounted estimated cash flows and are adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived asset and depreciated over the asset's useful life. Refer to Note 19 for further information on the Company's recognized asset retirement obligations, which are related to an obligation to remove certain manufacturing facilities the Company has built on leased land at the end of the contract term.

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

Expenditures for maintenance and repairs are recorded in the consolidated statements of operations as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activities, or turnaround activities, that increase the output of manufacturing facilities or improve production efficiency as compared to pre-turnaround operations. As of December 31, 2024 and 2023, $14.7 million and $20.7 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions. Refer to Notes 14 and 18 for further information on the Company’s impairment charges recorded for the years ended December 31, 2024, 2023 and 2022.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. As of December 31, 2024 and 2023, the Company had no material assets classified as held-for-sale.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification (“ASC”) 350. Otherwise, the Company primarily utilizes an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units as it is most representative of the value that would be received from a market participant. The annual impairment assessment is completed using a measurement date of October 1. Key assumptions and estimates used in the goodwill impairment testing include projections of revenues and EBITDA, the estimated weighted average cost of capital (“WACC”), and a projected long-term growth rate, all of which are based on data available at the time of the testing. The WACC is calculated incorporating weighted average returns on debt and equity from similar market participants, and therefore, changes in the market which are beyond control of the Company may have an impact on future calculations of estimated fair value. The Company recorded non-cash goodwill impairment losses of $349.0 million and $297.1 million for the years ended December 31, 2023 and 2022, respectively, related to the Engineered Materials segment. Refer to Note 14 for further information.

Finite-lived intangible assets, such as developed technology, customer relationships, tradenames, and computer software for internal use are amortized on a straight-line basis over their estimated useful life and are reviewed for impairment or obsolescence if events or changes in circumstances indicate that their carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows. No intangible asset impairment losses were recorded in the years ended December 31, 2024, 2023, and 2022.

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

Leases

The Company accounts for its lease arrangements in accordance with ASC 842. The Company has leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company determines if an arrangement includes a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease term represents the non-cancelable period of the lease, including any lessee options to renew, extend, or terminate which are considered to be reasonably certain of exercise. As the interest rate implicit in the Company’s lease contract is typically not readily available, the Company uses its incremental borrowing rate based on relevant information available at the lease commencement date to determine the weighted average discount rate used to calculate the net present value of lease payments. The Company recognizes lease expense for fixed lease payments on operating leases on a straight-line basis over the lease term, while variable lease payments are recognized as incurred. For leases across all asset classes in which the Company is a lessee, the Company does not separate non-lease components from lease components. Refer to Note 20 for further information on the Company’s leases.

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

Restricted Cash and Cash Equivalents

Restrictions on the Company’s cash and cash equivalents are included within “Other current assets” in the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had $2.1 million and $2.0 million recorded, respectively, as restricted cash and cash equivalents.

Net Sales

For all material contracts with customers, net sales are recognized and control is transferred at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 50 days as of December 31, 2024), also varying by segment and region.

Certain of the Company’s contracts with customers contain multiple performance obligations, most commonly due to the sale of multiple distinct products. The transaction price within these contracts is allocated between these separate and distinct products based on their stand-alone selling prices, as defined within the contract. The Company’s products are typically sold at observable stand-alone sales values, which are used to determine the estimated stand-alone selling price. The stand-alone selling prices of the Company’s products are generally based, in part, on the current or forecasted costs of key raw materials but are often subject to a predetermined lag period for the pass through of these costs. As such, contracts with customers typically include provisions that allow for the changes in stand-alone selling prices to reflect the pass through of changes in raw material costs, often using pricing formulas that utilize commodity indices.

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the year ended December 31, 2024, the impact of recognizing changes in selling prices related to prior periods was immaterial.

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

Total R&D costs included in SG&A expenses were $63.5 million, $57.6 million, and $51.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were $0.9 million, $1.3 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Restructuring charges included within SG&A expenses were $67.2 million, $39.4 million, and $54.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 6 for further information.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The Company is, or has been, subject to income taxes in Ireland, the United States and numerous other foreign jurisdictions, and is subject to income tax audits within these jurisdictions. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. For each tax jurisdiction in which the Company operates, deferred tax assets and liabilities are offset against one another and are presented as a single noncurrent amount within the consolidated balance sheets.

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

Share-based Compensation

Refer to Note 22 for detailed discussion regarding the Company’s share-based compensation award programs. In connection with the Company’s initial public offering (“IPO”), the Company’s board of directors approved the 2014 Omnibus Plan. Since that time, certain equity grants have been awarded, comprised of restricted share units (“RSUs”), options to purchase shares (“option awards”), and performance share units (“PSUs”). Share-based compensation expense recognized in the consolidated financial statements is based on awards that are expected to vest as of their date of grant. The Company’s policy election is to recognize forfeitures as incurred.

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

Deferred Ordinary Shares

The Company has 0.025 million deferred ordinary shares of €1.00 each at par, which are issued and outstanding as of December 31, 2024 and 2023. The deferred ordinary shares are held by nominees in order to meet the Irish statutory minimum capital requirements of an Irish public limited company. The deferred ordinary shares carry no voting rights, are not entitled to receive any dividend or distribution, and do not dilute the economic ownership of Trinseo PLC shareholders.

Recent Accounting Guidance

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The Company adopted the new standard, as required, for the year ended December 31, 2024.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We are evaluating the impact of the standard on the financial statement disclosures.

Income Statement Reporting (Topic 220): Disaggregation of Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on the financial statement disclosures.

NOTE 3—RELATED PARTY TRANSACTIONS

The Company did not have any significant related party transactions during the years ended December 31, 2024, 2023, and 2022.

NOTE 4—DIVESTITURES AND DISCONTINUED OPERATIONS

On December 1, 2021, the Company completed the divestiture of its Rubber Business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected reductions of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by the Company. The sale resulted in the recognition of an after-tax gain of $117.8 million. At closing, the Company and Synthos executed a long-term supply agreement, in which the Company will supply Synthos certain raw materials used in the Rubber Business subsequent to the sale. This agreement expired in April 2024. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $17.6 million, $48.0 million and $64.7 million, respectively, in net sales and $13.8 million, $51.7 million and $55.3 million, respectively, in cost of sales related to the supply agreement, which is recorded in continuing operations.

The following table summarizes the results of the Rubber Business for the years ended December 31, 2024, 2023, and 2022, which are reflected as discontinued operations in the Company’s consolidated statements of operations and statements of cash flows for all periods presented:

	Year Ended
	December 31,
	2024	2023	2022
Net sales	$—	$0.1	$0.4
Cost of sales	—	0.1	5.1
Gross loss	—	—	(4.7)
Selling, general and administrative expenses	—	—	(0.3)
Operating loss	—	—	(4.4)
Gain on sale of businesses and other assets	—	—	(1.3)
Loss from discontinued operations, net of taxes	—	—	(3.1)
Provision for income taxes	—	—	(0.2)
Net income from discontinued operations	$—	$—	$(2.9)

NOTE 5—NET SALES

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where the sales originated), by segment for the years ended December 31, 2024, 2023, and 2022.

	Engineered	Latex	Polymer
Year Ended	Materials	Binders	Solutions	Total
December 31, 2024
United States	$528.7	$297.6	$172.8	$999.1
Europe	419.2	408.8	853.2	1,681.2
Asia-Pacific	143.0	241.7	327.0	711.7
Rest of World	86.0	6.2	29.0	121.2
Total	$1,176.9	$954.3	$1,382.0	$3,513.2
December 31, 2023
United States	$522.5	$262.7	$145.8	$931.0
Europe	423.7	449.1	1,056.7	1,929.5
Asia-Pacific	123.4	224.6	340.4	688.4
Rest of World	87.3	6.5	32.7	126.5
Total	$1,156.9	$942.9	$1,575.6	$3,675.4
December 31, 2022
United States	$649.4	$369.6	$217.4	$1,236.4
Europe	517.8	608.3	1,558.4	2,684.5
Asia-Pacific	175.9	280.3	458.8	915.0
Rest of World	81.9	8.4	39.3	129.6
Total	$1,425.0	$1,266.6	$2,273.9	$4,965.5

NOTE 6—RESTRUCTURING ACTIVITIES

2024 Restructuring Plan and Stade Shutdown

On September 26, 2024, the Board of Directors of the Company approved a restructuring plan (“2024 Restructuring Plan”) designed to reduce costs by streamlining commercial and operational activities and to further improve profitability and better position the Company for longer term growth and cash flow generation. The 2024 Restructuring Plan includes: (i) combining the management of Engineered Materials, Plastics Solutions and Polystyrene businesses, (ii) a reduction in workforce of supporting functions, and (iii) the exit of virgin polycarbonate production at its Stade, Germany production facility. On November 13, 2024, the Company announced its decision to exit its Stade, Germany polycarbonate plant (“Stade Shutdown”).

The Company recorded net pre-tax restructuring charges of $52.0 million inception-to-date under the 2024 Restructuring Plan and Stade Shutdown, consisting of $24.6 million of severance and related benefit costs, $26.5 million of asset related charges, and $0.9 million of contract terminations. Asset-related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost at Stade, Germany, $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $1.0 million.

The Company expects to incur incremental contract terminations of $25.0 million to $28.0 million and asset related charges of $2.7 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027.

The following table summarizes the charges incurred by segment related to the 2024 Restructuring Plan and Stade Shutdown:

Year Ended
2024 Restructuring Plan and Stade Shutdown Charges by Segment	December 31, 2024
Engineered Materials	$2.0
Latex Binders	1.2
Polymer Solutions	44.4
Corporate (1)	4.4
Total	$52.0
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within corporate as unallocated charges.

The following table summarizes the activities related to the 2024 Restructuring Plan and Stade Shutdown:

2024 Restructuring Plan and Stade Shutdown Charges by Segment	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2023	$—	$—	$—	$—
Restructuring charges	24.6	6.1	0.9	31.6
Charges against the reserve (1)	(3.7)	—	—	(3.7)
Asset write-offs	—	(6.1)	—	(6.1)
Reserve balance at December 31, 2024	$20.9	$—	$0.9	$21.8
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.
(2)	Does not include $19.9 million of accelerated depreciation expense and $0.5 million of accretion expense incurred during the year ended December 31, 2024 related to the asset retirement obligation at Stade, Germany. Refer to Note 19 for further information on the asset retirement obligation activity at Stade, Germany.

Asset Optimization and Corporate Restructuring

On August 23, 2023, the Company announced a restructuring plan (“Asset Optimization and Corporate Restructuring plan”) to optimize its PMMA sheet network, primarily in Europe, consolidate manufacturing operations and certain other workforce reductions to streamline its general & administrative network. The Asset Optimization and Corporate Restructuring plan includes closure of certain plants and product lines, including (i) closure of manufacturing operations at the Company’s PMMA cast sheets plant in Bronderslev, Denmark, (ii) closure of manufacturing operations at the Company’s batch polyester tray casting plant in Belen, New Mexico, and (iii) closure of its PMMA extruded sheet production line at its Rho, Italy plant. On October 26, 2023, the management team of the Company, with authorization from the Company’s Board of Directors, approved additional actions to discontinue styrene production at the Company’s Terneuzen, the Netherlands plant, decommission the styrene plant assets, as well as related workforce reductions.

The Company recorded net pre-tax restructuring charges of $74.0 million inception-to-date under the Asset Optimization and Corporate Restructuring plan, consisting of $16.3 million of severance and related benefit costs, $48.5 million of asset related charges, and $9.2 million of contract terminations costs. Asset-related charges include $30.3 million of accelerated depreciation charges of plant, property and equipment, and decommissioning and other charges of $18.2 million associated with the plant and production closures. The Company expects to incur an incremental $3.6 million of asset related charges through the end of 2025. The majority of the employee termination benefit charges are expected to be paid by the end of 2025.

The following table summarizes the charges incurred by segment related to the Asset Optimization and Corporate Restructuring plan:

	Year Ended
	December 31,
Asset Optimization and Corporate Restructuring Plan Charges by Segment	2024	2023
Engineered Materials	$1.6	$13.1
Polymer Solutions	16.3	32.5
Corporate (1)	1.7	8.8
Total	$19.6	$54.4
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within corporate as unallocated charges.

At December 31, 2024 and 2023, total liabilities related to the Asset Optimization and Corporate Restructuring were $4.7 million and $12.0 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the Asset Optimization and Corporate Restructuring plan:

Asset Optimization and Corporate Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2023	$12.0	$—	$—	$12.0
Restructuring charges	0.9	12.0	6.7	19.6
Charges against the reserve (1)	(8.2)	(10.6)	(6.7)	(25.5)
Asset write-offs	—	(1.4)	—	(1.4)
Reserve balance at December 31, 2024	$4.7	$—	$—	$4.7
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

Asset Restructuring Plan

In December 2022, the Company announced a restructuring plan designed to reduce costs, improve profitability, reduce exposure to cyclical markets and elevated natural gas prices, and address market overcapacity (“Asset

Restructuring Plan”). The Asset Restructuring Plan encompasses closure of certain underperforming or uncompetitive plants and product lines, including (i) closure of manufacturing operations at the styrene production facility in Boehlen, Germany, (ii) closure of one of its production lines at the Stade, Germany polycarbonate plant, and (iii) closure of the PMMA sheet manufacturing site in Matamoros, Mexico.

The Company recorded net pre-tax restructuring charges of $62.7 million inception-to-date under the Asset Restructuring Plan, consisting of $9.0 million of severance and related benefit costs, $43.3 million of asset related charges, and $10.4 million of contract terminations costs. Asset-related charges include $27.4 million related to the accelerated depreciation for the asset retirement cost at Boehlen, Germany, $7.7 million in accelerated depreciation charges of plant, property and equipment and decommissioning and other charges of $8.2 million.

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

The Company expects to incur an incremental $7.0 million of contract termination charges, $0.1 million of decommissioning and other charges within the Polymer Solutions segment.

The following table summarizes the charges incurred by segment related to the Asset Restructuring Plan:

	Year Ended
	December 31,
Asset Restructuring Plan Charges by Segment	2024	2023	2022
Engineered Materials	$—	$1.1	$9.2
Polymer Solutions	2.4	2.4	47.5
Total	$2.4	$3.5	$56.7

The following table is a summary of charges incurred related to the Asset Restructuring Plan:

	Year Ended
	December 31,
Asset Restructuring Plan Charges	2024	2023	2022
Severance and related benefit costs	$(0.5)	$(0.3)	$9.7
Asset related charges	0.8	(4.1)	46.6
Contract terminations	2.1	7.9	0.4
Total	$2.4	$3.5	$56.7

The following table summarizes the activities related to the Asset Restructuring Plan:

Asset Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2023	$4.7	$—	$—	$4.7
Restructuring charges	(0.5)	0.1	2.1	1.7
Charges against the reserve (1)	(3.0)	(0.1)	(2.1)	(5.2)
Reserve balance at December 31, 2024	$1.2	$—	$—	$1.2
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

(2)	Does not include $0.7 million of accretion expense incurred during the year ended December 31, 2024 related to the asset retirement obligation at Boehlen, Germany. Refer to Note 19 for further information on the asset retirement obligation activity at Boehlen, Germany.

Transformational Restructuring Program

In May 2021, the Company approved a restructuring plan associated with the Company’s recent strategic initiatives (“Transformational Restructuring Program”). The Transformational Restructuring Program was completed as of December 31, 2023. Through the year ended December 31, 2024, the Company recorded net pre-tax restructuring charges of $6.7 million inception-to-date entirely relating to severance and related benefit costs.

The following table summarizes the charges incurred by segment related to the Transformational Restructuring Program:

	Year Ended
	December 31,
Transformational Restructuring Program Charges by Segment	2024	2023	2022
Corporate (1)	$—	$(2.1)	$0.1
Total	$—	$(2.1)	$0.1
(1)	As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

As of December 31, 2024 and 2023, there were no liabilities related to the Transformational Restructuring Program for severance and related benefit costs.

Corporate Restructuring Program

In November 2019, the Company announced a restructuring plan associated with the Company’s shift to a global functional structure and business excellence initiatives to drive greater focus on business process optimization and efficiency (“Corporate Restructuring Program”). The Corporate Restructuring Program was completed as of December 31, 2022. Through the year ended December 31, 2024, the Company recorded net pre-tax restructuring charges of $22.7 million inception-to-date under the Corporate Restructuring Program consisting of $17.1 million of severance and related benefit costs, $2.8 million of asset related charges, and $2.8 million of contract terminations costs.

The following table summarizes the charges incurred by segment related to the Corporate Restructuring Program:

	Year Ended
	December 31,
Corporate Restructuring Program Charges by Segment	2024	2023	2022
Corporate (1)	$—	$—	$(1.2)
Total	$—	$—	$(1.2)
(1)	As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment, but rather included within corporate unallocated.

As of December 31, 2024 and 2023, there were no liabilities related to the Corporate Restructuring Program for severance and related benefit costs.

NOTE 7—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Year Ended
	December 31,
	2024	2023	2022
Asset impairment charges (Note 18)	$—	$0.5	$6.3
European Commission request for information (Note 19)	—	—	36.2
Goodwill impairment charges (Note 14)	—	349.0	297.1
Total	$—	$349.5	$339.6

NOTE 8—INCOME TAXES

Loss from continuing operations before income taxes earned within and outside the United States is shown below:

	Year Ended
	December 31,
	2024	2023	2022
United States	$(77.3)	$(293.9)	$(161.9)
Outside of the United States	(240.7)	(339.0)	(307.7)
Income before income taxes	$(318.0)	$(632.9)	$(469.6)

The provision for income taxes is composed of:

	Year Ended			Year Ended			Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$1.1	$1.1	$2.2	$(10.3)	$33.4	$23.1	$20.9	$(56.3)	$(35.4)
U.S. state and other	2.9	0.4	3.3	(4.3)	6.1	1.8	4.3	(10.3)	(6.0)
Non-U.S.	29.2	(4.2)	25.0	41.6	1.9	43.5	26.5	(26.7)	(0.2)
Total	$33.2	$(2.7)	$30.5	$27.0	$41.4	$68.4	$51.7	$(93.3)	$(41.6)

The effective tax rate on pre-tax income differs from the U.S. statutory rate due to the following:

	Year Ended December 31,
	2024	2023	2022
Taxes at U.S. statutory rate(1)	$(66.8)	$(132.9)	$(98.6)
State and local income taxes	2.7	2.7	(6.8)
Non U.S. statutory rates, including credits	24.6	30.1	13.0
Unremitted earnings	(2.7)	(14.2)	(5.9)
Change in valuation allowances(2)(3)	101.5	143.7	(5.8)
Uncertain tax positions	9.0	6.4	(0.9)
Withholding taxes	3.8	7.4	5.5
Non-deductible interest	2.5	2.6	1.2
Non-deductible other expenses	7.2	9.6	11.2
Provision to return adjustments	(2.7)	(8.4)	(1.6)
Swiss deferred tax asset revaluation(2)	—	—	19.7
Goodwill impairment(4)	—	26.0	19.7
Loss on Subsidiaries merger(5)	(50.3)	—	—
European Commission request for information(6)	—	—	7.6
Other—net	1.7	(4.6)	0.1
Total provision for income taxes	$30.5	$68.4	$(41.6)
Effective tax rate	(10)%	(11)%	9%
(1)	The U.S. statutory rate of 21% has been used as a significant portion of the Company’s business activity is in the U.S., and management believes it is more meaningful to the readers of the financial statements.
(2)	The year ended December 31, 2022 includes an impact of $19.7 million for the revaluation of the Company’s deferred tax assets in Switzerland.
(3)	The year ended December 31, 2024 includes impacts of $12.2 million and $50.3 million for the establishment of a valuation allowance in China and the loss on the merger of two Luxembourg subsidiaries, respectively. The year ended December 31, 2023 includes impacts of $84.2 million, $60.8 million and $6.3 million, for the establishment of valuation allowances in the United States, Switzerland and Luxembourg, respectively.
(4)	The years ended December 31, 2023 and 2022 includes an impact of $26.0 million and $19.7 million, respectively for the portion of the goodwill impairment which the Company cannot take a benefit for tax purposes.
(5)	The year ended December 31, 2024 includes a net impact of $50.3 million for the loss on the merger of two Luxembourg subsidiaries which the Company cannot take a benefit for tax purposes.
(6)	The year ended December 31, 2022 includes an impact of $7.6 million related to the settlement payment for the European Commission request for information, for which the Company did not benefit from.

Provision for income taxes decreased by $37.9 million from 2023 to 2024 primarily due to the decrease in valuation allowance, predominantly in the United States, Switzerland and Luxembourg, as well as the geographical mix of earnings. This was partially offset by the revaluation of the Company’s net deferred tax assets in China which resulted in a one-time deferred tax expense of $12.2 million in 2024.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2024		2023
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$209.3	$—	$149.3	$—
Unremitted earnings	—	12.9	—	15.6
Unconsolidated affiliates	—	7.7	—	8.9
Other accruals and reserves	24.4	—	27.4	—
Property, plant and equipment	—	72.2	—	81.1
Goodwill and other intangible assets (1)	132.2	—	142.7	—
Accrued interest	38.0	—	34.1	—
Employee benefits	27.6	—	31.2	—
	431.5	92.8	384.7	105.6
Valuation Allowance (2)(3)(4)	(339.2)	—	(278.3)	—
Total	$92.3	$92.8	$106.4	$105.6

(1)	Includes the impact of Swiss federal and cantonal tax reform of $2.0 million and $49.8 million, respectively, as of December 31, 2024 and $2.5 million and $53.0 million, respectively, as of December 31, 2023, measured at period-end exchange rates.
(2)	Includes a valuation allowance of $126.2 million and $103.2 million as of December 31, 2024 and 2023, respectively, related to deferred tax assets in our US consolidated group.
(3)	Includes a valuation allowance of $91.6 million and $82.3 million as of December 31, 2024 and 2023, respectively, related to deferred tax assets in our Swiss subsidiaries, measured at period-end exchange rates.
(4)	Includes a valuation allowance of $14.4 million as of December 31, 2024 related to deferred tax assets in our China subsidiary.

As of December 31, 2024 and 2023, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated.

Operating loss carryforwards amounted to $1,065.9 million in 2024 and $759.1 million in 2023. As of December 31, 2024, $42.3 million of the operating loss carryforwards were subject to expiration in 2025 through 2029, and $1,023.9 million of the operating loss carryforwards expire in years beyond 2029 or have an indefinite carryforward period. The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in China, Luxembourg, the United States, and Switzerland, of $339.2 million as of December 31, 2024 and $278.3 million as of December 31, 2023.

For the year ended December 31, 2024, Management assessed whether there were any changes in facts and circumstances that would result in any changes to the valuation allowance conclusions reached in the prior years. During the year ended December 31, 2024, Management determined that it was no longer more likely than not that the net deferred tax assets would be realized in the Company’s China subsidiary. Among this evidence is the cumulative loss, magnitude of business losses in 2023 and 2024, current adverse economic conditions and higher financial costs. These negative factors combined with no other tax planning strategies identified that could allow the Company to utilize its deferred tax asset, resulted in Management’s decision to establish a full valuation allowance against the net deferred tax asset position during the year ended December 31, 2024.

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2021	$7.5
Increases related to current year tax positions	0.7
Increases related to prior year tax positions	0.1
Decreases related to prior year tax positions	(0.4)
Settlement of uncertain tax positions	(0.3)
Decreases due to expiration of statues of limitations	(1.1)
Balance as of December 31, 2022	$6.5
Increases related to current year tax positions	0.7
Increases related to prior year tax positions	4.7
Decreases related to prior year tax positions	—
Settlement of uncertain tax positions	(0.9)
Decreases due to expiration of statues of limitations	—
Balance as of December 31, 2023	$11.0
Increases related to current year tax positions	1.0
Increases related to prior year tax positions (1)	6.8
Decreases related to prior year tax positions	(0.6)
Settlement of uncertain tax positions	—
Decrease due to expiration of statutes of limitations	(0.7)
Balance as of December 31, 2024	$17.5

(1)	Includes an increase of $4.5 million in liability as well as an additional $0.2 million reserve against tax loss carryforwards as a result of an ongoing tax examination of our subsidiary in China for the period 2012-2021. As of December 31, 2024, the total reserve is $12.0 million, including a $1.5 million reserve against tax loss carryforwards.

The Company recognized expense related to interest and penalties of $1.8 million, $1.5 million, and $0.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, for unrecognized tax benefits. Interest and penalties related to unrecognized tax benefits were included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2024 and 2023, the Company had $4.7 million and $2.9 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $22.3 million will impact the Company’s effective tax rate.

As of December 31, 2024, there are $0.9 million in unrecognized tax benefits that the Company anticipates could be realized within the next 12 months due to the expiration of the statute of limitations in certain jurisdictions, including the impact relating to accrued interest and penalties.

The European Union (EU) Member States have formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of countries, including the United States, are expected to also implement similar legislation with varying effective dates in the future. Based on the current rules as enacted, there was not a material impact to tax expense for the year ended December 31, 2024. The Company will continue to monitor and evaluate evolving tax legislation in the jurisdictions in which we operate.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below.

Major Tax Jurisdictions	Earliest Open Year
United States: Federal income tax	2021
Germany	2018
Switzerland	2019
Netherlands	2020
Luxembourg	2017
China	2012
Hong Kong	2006
Indonesia	2019
Italy	2010

NOTE 9—EARNINGS PER SHARE

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

The following table presents basic EPS and diluted EPS for the years ended December 31, 2024, 2023, and 2022.

	Year Ended
	December 31,
(in millions, except per share data)	2024	2023	2022
Earnings:
Net loss from continuing operations	$(348.5)	$(701.3)	$(428.0)
Net loss from discontinued operations	—	—	(2.9)
Net loss	$(348.5)	$(701.3)	$(430.9)
Shares:
Weighted average ordinary shares outstanding	35.3	35.3	35.9
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—	—
Diluted weighted average ordinary shares outstanding	35.3	35.3	35.9
Loss per share:
Loss per share—basic:
Continuing operations	(9.86)	(19.88)	(11.91)
Discontinued operations	—	—	(0.08)
Loss per share‒basic	$(9.86)	$(19.88)	$(11.99)
Loss per share—diluted:
Continuing operations	(9.86)	(19.88)	(11.91)
Discontinued operations	—	—	(0.08)
Loss per share‒diluted	$(9.86)	$(19.88)	$(11.99)

(1)	Refer to Note 22 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss from continuing operations for the year ended December 31, 2024, 2023, and 2022, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 10—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2024	2023
Trade receivables	$315.7	$402.6
Non-income tax receivables	38.6	45.4
Other receivables	34.1	49.5
Less: allowance for doubtful accounts	(8.5)	(6.7)
Total	$379.9	$490.8

For the years ended December 31, 2024, 2023, and 2022, the Company recognized bad debt expense (benefit) of $2.6 million, $(0.9) million, and $3.4 million, respectively.

NOTE 11—INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2024	2023
Finished goods	$144.9	$162.4
Raw materials and semi-finished goods	167.3	200.9
Supplies	35.0	41.4
Total	$347.2	$404.7

NOTE 12—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the year ended December 31, 2024, the Company had one joint venture: Americas Styrenics, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP. Investments held in unconsolidated affiliates in which the Company has the ability to exercise significant influence (generally, 20% to 50%-owned companies) are accounted for by the equity method. The results of Americas Styrenics are included within its own reportable segment.

Equity in earnings from unconsolidated affiliates was $15.4 million, $62.1 million, and $102.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company’s unconsolidated affiliates are privately held companies; therefore, quoted market prices for their equity interests are not available.

The summarized financial information of the Company’s unconsolidated affiliates is shown below. On an annual basis, the Company performs the significant subsidiary tests required by Rule 3-09 of Regulation S-X for its 50 percent or less owned subsidiary, accounted for under the equity method, to determine whether separate financial statements of the subsidiary will need to be filed. For all periods presented, Americas Styrenics LLC did not meet the definition of “significant subsidiary” under the investment test or income test according to Rule 1-02(w) of Regulation S-X required under Rule 3-09 of Regulation S-X.

	December 31,
	2024	2023
Current assets	$427.6	$465.7
Noncurrent assets	262.0	259.2
Total assets	$689.6	$724.9
Current liabilities	$183.8	$197.2
Noncurrent liabilities	79.5	32.1
Total liabilities	$263.3	$229.3

	Year Ended
	December 31,
	2024	2023	2022
Net Sales	$1,753.4	$1,722.4	$2,059.9
Gross profit	$83.9	$189.2	$268.8
Operating income	$28.0	$133.8	$212.4
Net income	$23.5	$131.5	$204.0
Depreciation and amortization	$39.0	$35.9	$36.6
Capital expenditures	$(50.2)	$(30.3)	$(33.8)

There were no sales to unconsolidated affiliates for the years ended December 31, 2024, 2023, and 2022. Purchases from unconsolidated affiliates were $79.9 million, $70.4 million, and $80.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024 and 2023, respectively, there were no amounts due from unconsolidated affiliates included in “Accounts receivable, net of allowance” and $5.9 million and $12.2 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

As of December 31, 2024 and 2023, respectively, the Company’s investment in Americas Styrenics was $222.6 million and $252.2 million, which was $9.5 million and $4.8 million greater than the Company’s 50% share of Americas Styrenics’ underlying net assets. These amounts represent the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 3.0 years as of December 31, 2024. The Company received dividends from Americas Styrenics of $45.0 million, $65.0 million, and $95.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 13—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	December 31,
	Lives (Years)	2024	2023
Land	N/A	$75.2	$80.9
Land and waterway improvements	1 - 20	22.4	22.1
Buildings	10 - 50	131.1	139.4
Machinery and equipment	3 - 10	947.7	958.4
Leasehold interests	9 - 40	54.9	45.9
Other property (1)	1 - 20	103.7	93.5
Construction in process	N/A	64.8	81.7
Property, plant and equipment		1,399.8	1,421.9
Less: accumulated depreciation		(824.0)	(778.2)
Property, plant and equipment, net		$575.8	$643.7
(1)	Amount as of December 31, 2024, includes the asset retirement cost corresponding to the asset retirement obligations as described in Note 19.

	Year Ended
	December 31,
	2024	2023	2022
Depreciation expense	$102.1	$118.9	$136.5
Capitalized interest	3.9	3.8	3.7

NOTE 14—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the annual changes in the carrying amount of goodwill, by segment, from December 31, 2022 through December 31, 2024:

	Engineered	Latex	Polymer	Americas
	Materials	Binders	Solutions	Styrenics	Total
Balance at December 31, 2022	$348.9	$14.8	$46.7	$—	$410.4
Impairment losses	(349.0)	—	—	—	(349.0)
Foreign currency impact	0.1	0.6	1.7	—	2.4
Balance at December 31, 2023	$—	$15.4	$48.4	$—	$63.8
Segment Realignment	15.0	—	(15.0)	—	—
Foreign currency impact	(1.1)	(0.9)	(1.9)	—	(3.9)
Balance at December 31, 2024	$13.9	$14.5	$31.5	$—	$59.9

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

In the year ended December 31, 2021, the Company completed the PMMA Acquisition and Aristech Surfaces Acquisition, each of which represented a separate reporting unit within the Engineered Materials segment. As a result of the Company’s 2022 fourth quarter impairment testing, an impairment charge was taken primarily due to the continuation of the challenging macroeconomic environment experienced in 2022 into the fourth quarter of 2022, including significantly lower demand for building & construction and wellness applications, which led to lower operating results including slower growth projections, and a prolonged drop in market capitalization, as well as an increase in the WACC. During the year ended December 31, 2022, the Company reduced the carrying value of the PMMA business and Aristech Surfaces reporting units through the recognition of a $226.6 million and $70.5 million non-cash goodwill impairment loss, respectively. These charges are recorded within “Impairment and other charges” on the consolidated statement of operations and are allocated to the Engineered Materials segment.

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

As of October 1, 2024, the Company combined the management of its Engineered Materials, Plastics Solutions and Polystyrene businesses. Certain components of the Plastics Solutions segment were combined with the Polystyrene segment and renamed Polymer Solutions to better reflect the Company’s strategic focus on providing solutions in areas such as sustainability and material substitution. Impairment assessments on each reporting unit were performed immediately before and after the change in the organizational structure. No impairment indicators were identified in any of the Company’s reporting units and we therefore concluded there was no goodwill impairment for the year ended December 31, 2024.

As of December 31, 2024 and 2023, the reported balance of goodwill included accumulated impairment losses of $646.1 million, entirely in the Engineered Materials segment. As of December 31, 2022, the reported balance of goodwill included accumulated impairment losses of $297.1 million in the Engineered Materials segment.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2024 and 2023:

		December 31, 2024			December 31, 2023
	Estimated Useful	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed Technology	7 - 15	$314.6	$(200.4)	$114.2	$316.5	$(165.8)	$150.7
Customer Relationships	7 - 19	468.6	(120.5)	348.1	481.7	(102.8)	378.9
Software	5 - 10	242.0	(152.4)	89.6	246.6	(136.8)	109.8
Software in development	N/A	7.6	—	7.6	9.4	—	9.4
Tradenames	10 - 16	49.5	(12.5)	37.0	52.0	(9.2)	42.8
Other	1 - 5	5.2	(2.9)	2.3	6.8	(4.5)	2.3
Total		$1,087.5	$(488.7)	$598.8	$1,113.0	$(419.1)	$693.9

Amortization expense related to finite-lived intangible assets totaled $90.3 million, $90.1 million, and $93.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2025	2026	2027	2028	2029
$84.8	$75.7	$74.3	$72.1	$69.1

NOTE 15—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2024	2023
Trade payables	$220.4	$376.0
Other payables	42.7	73.7
Total	$263.1	$449.7

NOTE 16—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to discussion below for details and definitions of the Company’s debt facilities. The Company was in compliance with all debt related covenants as of December 31, 2024 and 2023.

			December 31, 2024
	Interest Rate as of December 31, 2024	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes	5.125%	April 2029	$447.0	$(9.3)	$437.7
2025 Senior Notes (2)	5.375%	September 2025	115.0	(0.2)	114.8
Senior Credit Facility
2028 Term Loan B	7.276%	May 2028	721.9	(9.2)	712.7
2026 Revolving Facility (3)	Various	May 2026	—	—	—
2028 Refinance Term Loans (2)	13.158%	May 2028	1,083.2	(18.1)	1,065.1
Accounts Receivable Securitization Facility (4)	Various	January 2028	75.0	—	75.0
Other indebtedness	Various	Various	6.3	—	6.3
Total debt			$2,448.4	$(36.8)	$2,411.6
Less: current portion(5)					(210.9)
Total long-term debt, net of unamortized deferred financing fees					$2,200.7

			December 31, 2023
	Interest Rate as of December 31, 2023	Maturity Date	Carrying Amount	Unamortized Deferred Financing Fees (1)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes	5.125%	April 2029	$447.0	$(11.1)	$435.9
2025 Senior Notes (2)	5.375%	September 2025	115.0	(0.6)	114.4
Senior Credit Facility
2028 Term Loan B	7.963%	May 2028	728.9	(11.8)	717.1
2026 Revolving Facility (3)	Various	May 2026	—	—	—
2028 Refinance Term Loans (2)	13.857%	May 2028	1,046.5	(22.6)	1,023.9
Accounts Receivable Securitization Facility (4)	Various	November 2024	—	—	—
Other indebtedness	Various	Various	7.2	—	7.2
Total debt			$2,344.6	$(46.1)	$2,298.5
Less: current portion (5)					(20.9)
Total long-term debt, net of unamortized deferred financing fees					$2,277.6
(1)	This caption does not include unamortized deferred financing fees of $0.3 million and $0.7 million as of December 31, 2024 and 2023, respectively, related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the consolidated balance sheets.
(2)	The 2024 Term Loan B was repaid in full on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans, discussed below. Additionally, the 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans.
(3)	As of December 31, 2024, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $20.8 million outstanding letters of credit. As of December 31, 2024, the Company had funds available for borrowing of $91.7 million, which reflects the borrowing limit imposed by the springing covenant. The springing covenant applies when 30% or more of the 2026 Revolving Facility’s capacity is drawn which then requires the Company to meet a first lien net leverage ratio (as defined in the secured credit agreement) not to exceed 3.50x at the end of each financial quarter. As of December 31, 2024, the first lien net leverage ratio was 5.38x and the outstanding borrowings did not exceed the 30% threshold. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(4)	As of December 31, 2024, this facility had a borrowing capacity of $150.0 million, and $75.0 million outstanding under the facility. As of December 31, 2024 the Company had $125.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $50.0 million of additional funds available for borrowing.
(5)	The current portion of long-term debt as of December 31, 2024 was primarily related to $115.0 million aggregate principal amount of the 5.375% senior notes due in September 2025, the $75.0 million outstanding under the AR Securitization Facility as well as $18.3 million of the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans. The current portion of long-term debt as of December 31, 2023 was primarily related to $18.3 million of the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

Total interest expense, net recognized during the years ended December 31, 2024, 2023, and 2022, was $267.5 million, $188.4 million, and $112.9 million, respectively, of which $16.1 million, $11.0 million, and $9.3 million, respectively, represented amortization of deferred financing fees and debt discounts. Total accrued interest on outstanding debt as of December 31, 2024 and 2023 was $36.7 million and $24.2 million, respectively. Accrued interest is recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheets.

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

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans. Liquidity is defined under the 2028 Refinance Credit Agreement as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement. As of December 31, 2024, the Company had Liquidity of $348.6 million, comprised of $206.9 million of cash and cash equivalents and approximately $141.7 million of funds available for borrowing under both the 2026 Revolving Facility and the Accounts Receivable Securitization Facility, $91.7 million and $50.0 million respectively.

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

The 2029 Senior Notes were the Issuers’ senior unsecured obligations and ranked equally in right of payment with all of the Issuers’ existing and future indebtedness that is not expressly subordinated in right of payment thereto. The 2029 Senior Notes were to be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) the Issuers’ existing and future secured indebtedness, including the Company’s accounts receivable facility and the Issuers’ Credit Facility, to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of the Issuers’ non-guarantor subsidiaries.

The 2021 Indenture contained customary covenants, including restrictions on the Issuers’ and certain of its subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the 2021 Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Issuers’ affiliates and consolidation, merger, or transfer of all or substantially all of the Issuers’ assets, will be suspended during any period of time that (1) the 2029 Senior Notes have Investment Grade Status (as defined in the 2021 Indenture) and (2) no default has occurred and is continuing under the 2021 Indenture. In the event that the 2029 Senior Notes are downgraded to below an Investment Grade Status, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events. As of December 31, 2024, the Company was in compliance with all debt covenant requirements under the 2021 Indenture.

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

2026 Revolving Facility

On May 3, 2021, the Issuers entered into (i) an amendment to the existing credit agreement dated as of September 6, 2017 in which the Issuers borrowed a new tranche of term loans in an aggregate amount of $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”), used to finance a portion of the purchase price of the PMMA Acquisition, and (ii) an amendment to the existing credit agreement, pursuant to which the existing revolving credit facility was refinanced with a new revolving credit facility in an aggregate amount of $375.0 million, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility, maturing in May 2026. Amounts under the 2026 Revolving Facility are available in U.S. dollars and euros. The terms under the 2026 Revolving Facility are substantially unchanged from the 2022 Revolving Facility.

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

As of December 31, 2024, $7.5 million of the scheduled future payments related to the 2028 Term Loan B were classified as current debt on the Company’s consolidated balance sheets. As of December 31, 2024, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility as of December 31, 2024.

Due to the expectation that operating conditions in the beginning of 2025 will be largely similar to 2024, the Company may exceed the first lien net leverage ratio in 2025, which would limit the availability of the 2026 Revolving Facility to 30% of the total capacity. Should this occur, the Company expects it can still fulfill its operating expenditure needs.

Fees incurred in connection with the issuance of the 2028 Term Loan B were $18.7 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet and are being amortized over the seven-year term of the 2028 Term Loan B using the effective interest method.

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

2025 Senior Notes

On August 29, 2017, the Issuers executed an indenture (the “2017 Indenture”) pursuant to which they issued $500.0 million aggregate principal amount of 5.375% senior notes due 2025 (the “2025 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2025 Senior Notes was payable semi-annually on May 3 and November 3 of each year, commencing on May 3, 2018. The 2025 Senior Notes mature on September 1, 2025.

Fees and expenses incurred in connection with the issuance of the 2025 Senior Notes in 2017 were $9.7 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheets, and are being amortized over the eight-year term of the 2025 Senior Notes using the effective interest method.

At any time prior to September 1, 2020, the Issuers were able to redeem the 2025 Senior Notes in whole or in part, at their option, at a redemption price equal to 100% of the principal amount of such notes plus the relevant applicable premium as of, and accrued and unpaid interest to, but not including, the redemption date. At any time and from time to time after September 1, 2020, the Issuers were able to redeem the 2025 Senior Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed to, but not including, the redemption date:

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

The 2025 Senior Notes were the Issuers’ senior unsecured obligations and rank equally in right of payment with all of the Issuers’ existing and future indebtedness that is not expressly subordinated in right of payment thereto. The 2025 Senior Notes ranked senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) the Issuers’ existing and future secured indebtedness, including the Company’s Accounts Receivable Securitization Facility (defined below) and the Issuers’ Senior Credit Facility, to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of the Issuers’ non-guarantor subsidiaries.

The 2017 Indenture contained customary covenants that, among other things, limit the Issuers’ and certain of their subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends on, redeem or repurchase capital shares; make investments; prepay certain indebtedness; create liens; enter into transactions with the Issuers’ affiliates; designate the Issuers’ subsidiaries as Unrestricted Subsidiaries (as defined in the 2017 Indenture); and consolidate, merge, or transfer all or substantially all of the Issuers’ assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the 2025 Senior Notes have investment grade ratings (as defined in the 2017 Indenture) and (2) no default has occurred and is continuing under the 2017 Indenture. In the event that the 2025 Senior Notes are downgraded to below an investment grade rating, the Issuers and certain subsidiaries will again be subject to the suspended covenants with respect to future events.

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

On March 28, 2024, the Company amended the 2010 A/R Facility to extend its maturity date to November 2025, as well as other amendments. On July 18, 2024, the Company terminated the 2010 A/R Facility and paid the outstanding facility amount in full. As a result of this termination, the Company recognized a $0.6 million non-cash loss on extinguishment of debt in the year ended December 31, 2024, comprised entirely of the write-off of unamortized deferred financing costs.

On July 18, 2024, the Company entered into a new revolving credit facility (the “2024 A/R Facility”) for the securitization of trade receivables originated by the Sellers. The 2024 A/R Facility is funded by a special purpose finance entity, which purchases the trade receivables from the Sellers. Collection amounts related to the trade receivables were pledged to the special purpose entity, which held a first priority perfected security interest in such accounts and, as a result, was not available to the creditors of the Company or its subsidiaries. The obligations of the Trinseo subsidiaries are also guaranteed by the Company’s subsidiary Trinseo Holding S.à r.l. The 2024 A/R Facility also has a borrowing limit of $150.0 million and matures in January 2028, with an optional one-year extension. Borrowings under the 2024 A/R Facility bear interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the 2024 A/R Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The 2024 A/R Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. The Company may terminate the 2024 A/R Facility at any time, subject to a 1.00% call premium prior to January 2027.

Fees incurred in connection with the issuance of the Receivables Facility were $5.3 million and are capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet will be amortized over the remaining term of the facility using the straight-line method.

2025 Debt Refinancing, Exchange, and New Revolving Credit Facility

In December 2024, the Company signed a Transaction Support Agreement (the TSA) lenders certain supporting creditors, including, without limitation, holders of the Company’s 2025 Notes and Existing 2029 Notes, 2028 Refinance Credit Agreement lenders, lenders under the 2026 Revolving Facility and certain term lenders under the Credit Agreement (together, the “Supporting Creditors”). Pursuant to the TSA, the Supporting Creditors agreed to support a series of transactions to refinance the Company’s near-term maturities, provide additional operating liquidity, extend the Company’s nearest debt maturity to 2028, and capture discount from an exchange of its 2029 Senior Notes. On January 17, 2025, the Company completed a series of transactions contemplated by the TSA.

The Company amended the 2028 Refinance Credit Agreement to provide for a senior secured term loan facility of $115.0 million maturing in May 2028 (the “2028 Refinance Term Loans - Tranche 2”). As amended, the 2028 Refinance Term Loans - Tranche 2 will bear interest at a rate per annum equal to Term SOFR plus 8.50%, subject to a 3.00% SOFR floor. Further, the 2028 Refinance Term Loans require scheduled quarterly payments, commencing on April 11, 2025, in amounts equal to 0.25% of the original principal amount of the 2028 Refinance Term Loans, with the balance to be paid at maturity. On January 17, 2025, the Company redeemed the remaining aggregate principal amount of $115.0 million of the 2025 Senior Notes. In connection with such redemption, all 2025 Notes were cancelled and the related indenture was satisfied and discharged. As a result, the Company will recognize a $0.2 million loss on extinguishment of debt, which will be comprised entirely of the write-off of unamortized deferred financing fees.

Trinseo Luxco Finance SPV S.à r.l., a wholly-owned subsidiary of the Company, and Trinseo NA Finance SPV LLC (together the “New Issuers ”), each an indirect, wholly-owned subsidiary of the Company, executed an indenture (the “2025 Indenture”) pursuant to which they issued $379.5 million aggregate principal amount of 7.625% second lien senior notes due 2029 (the “2029 Refinance Senior Notes”) in exchange for the redemption of $446.5 million of the 2029 Senior Notes issued by the Issuers. This exchange was a 144A private transaction exempt from the registration requirements of the Securities Act of 1933. Interest on the 2029 Refinance Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. The 2029 Refinance Senior Notes mature on May 3, 2029. As a result, the Company will write-off the balance of unamortized deferred financing fees.

On January 17, 2025, the Company also entered into amendment to the existing Credit Agreement, pursuant to which the 2026 Revolving Credit Facility was replaced with a new super-priority revolving credit facility in an aggregate amount of $300.0 million, with a $60.0 million letter of credit subfacility, maturing in February 2028 (the “OpCo Super-Priority Revolver”). The terms under the OpCo Super-Priority Revolver are substantially similar to the 2026 Revolving Facility, except for an update to the financial covenant that requires compliance with a springing super-priority lien net leverage ratio test, a liquidity covenant and an anti-cash hoarding covenant.

The definition of Liquidity is substantially similar under both the OpCo Super-Priority Revolver and the 2028 Refinance Credit Agreement. The 2028 Refinance Credit Agreement requires, as stated above, Liquidity to be maintained at least $100.0 million. The OpCo Super-Priority Revolver’s anti-cash hoarding covenant requires repayment of existing excess borrowings under the OpCo Super-Priority Revolver amount if the cash and cash equivalents held by loan parties is over $100.0 million or the cash and cash equivalents held by non-loan parties is over $50.0 million. If the Company is unable to achieve its forecasts or maintain minimum liquidity covenants, it could have a material adverse impact on our access to liquidity, results of operation and financial condition.

NOTE 17—FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk and commodity price risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swap agreements, forward contracts, or options. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded in the consolidated balance sheets at fair value. Refer to Note 18 for fair value disclosures related to these instruments.

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. To facilitate our foreign exchange forward contracts, the Company has a one month time deposit of 9.5 million Euros bearing interest at 2.78%. This time deposit matures on January 31, 2025 and is recorded within “Cash and cash equivalents” in the consolidated balance sheets.

The Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $250.3 million and $328.0 million as of December 31, 2024 and December 31, 2023, respectively. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2024:

Buy / (Sell)	December 31, 2024
Euro	$(180.0)
South Korean Won	$(25.6)
New Taiwan Dollar	$16.1
Swiss Franc	$12.8
Swedish Krona	$12.6

Open foreign exchange forward contracts as of December 31, 2024 and December 31, 2023 have maturities occurring over a period of two months.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of December 31, 2024, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. Certain of these commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company had no open commodity cash flow hedges as of December 31, 2024. Open commodity cash flow hedges as of December 31, 2023 had maturities occurring over a period of 12 months and had a notional value of approximately 660 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of December 31, 2024 had maturities occurring over a period of 3 months and had a notional value of approximately 91 thousand megawatt hours of natural gas purchases. Open commodity economic hedges as of December 31, 2023 had maturities occurring over a period of 15 months and had a notional value of approximately 473 thousand megawatt hours of natural gas purchases.

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

Under the terms of the swap agreements, with a net notional U.S. dollar equivalent of $200.0 million and an effective date of September 29, 2017, the Company was required to pay the counterparties a stream of fixed interest payments at a rate of 1.81%, and in turn, receives variable interest payments based on 1-month LIBOR from the counterparties. These interest rate swap agreements matured in September 2022, and the Company has no remaining open interest rate swap agreements as of December 31, 2024.

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

On April 7, 2022, the Company settled its existing 2020 CCS, which matured in November 2022. Upon settlement of the 2020 CCS, the Company realized net cash proceeds of $1.9 million.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2024
	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(3,247.6)	$(267.5)	$(3.9)

Effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(9.7)	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$17.8	$—
Commodity economic hedges
Amount of loss recognized in income	$(2.8)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2023
	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(3,533.1)	$(188.4)	$17.2

Effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(32.7)	$—	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of loss recognized in income	$—	$—	$(7.6)
Commodity economic hedges
Amount of loss recognized in income	$(23.9)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31, 2022
	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(4,693.2)	$(112.9)	$6.4

Effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(6.1)	$—	$—
Interest rate swaps
Amount of loss reclassified from AOCI into income	$—	$(1.2)	$—

Effects of net investment hedge instruments:
Cross currency swaps
Amount of gain excluded from effectiveness testing	$—	$2.4	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$49.0
Commodity economic hedges
Amount of loss recognized in income	$(6.6)	$—	$—

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the years ended December 31, 2024, 2023, and 2022:

	Gain (Loss) Recognized in AOCI on Balance Sheets
	Year Ended
	December 31,
	2024	2023	2022
Designated as Cash Flow Hedges
Commodity cash flow hedges	$9.4	$5.6	$(15.1)
Interest rate swaps	—	—	2.2
Total	$9.4	$5.6	$(12.9)
Designated as Net Investment Hedges
Cross currency swaps (CCS)	$—	$—	$15.8
Total	$—	$—	$15.8

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Year Ended
	December 31,
	2024	2023	2022
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$17.8	$(7.6)	$49.0
Remeasurement of foreign currency-denominated assets and liabilities	(19.5)	16.7	(41.0)
Total	$(1.7)	$9.1	$8.0

The Company expects to reclassify in the next twelve months an approximate $0.5 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of December 31, 2024, based on current commodity price indices.

The following tables summarize the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the consolidated balance sheets:

	December 31, 2024
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$7.3	$—	$—	$7.3
Gross derivative asset position	7.3	—	—	7.3
Less: Counterparty netting	(2.7)	—	—	(2.7)
Net derivative asset position	$4.6	$—	$—	$4.6
Liability Derivatives:
Accounts payable	$(2.7)	$(1.0)	$(0.5)	$(4.2)
Gross derivative liability position	(2.7)	(1.0)	(0.5)	(4.2)
Less: Counterparty netting	2.7	—	—	2.7
Net derivative liability position	$—	$(1.0)	$(0.5)	$(1.5)
Total net derivative position	$4.6	$(1.0)	$(0.5)	$3.1

	December 31, 2023
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.3	$—	$—	$0.3
Gross derivative asset position	0.3	—	—	0.3
Less: Counterparty netting	(0.3)	—	—	(0.3)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(4.8)	$(7.2)	$(13.7)	$(25.7)
Other noncurrent obligations	—	(0.9)	(0.7)	(1.6)
Gross derivative liability position	(4.8)	(8.1)	(14.4)	(27.3)
Less: Counterparty netting	0.3	—	—	0.3
Net derivative liability position	$(4.5)	$(8.1)	$(14.4)	$(27.0)
Total net derivative position	$(4.5)	$(8.1)	$(14.4)	$(27.0)

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

Refer to Notes 18 and 24 for further information regarding the fair value of the Company’s derivative instruments and the related changes in AOCI.

NOTE 18—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2024 and 2023:

	December 31, 2024
Assets (Liabilities) at Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total
Foreign exchange forward contracts—Assets	$—	$4.6	$—	$4.6
Commodity economic hedges—(Liabilities)	—	(1.0)	—	(1.0)
Commodity cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Total fair value	$—	$3.1	$—	$3.1

	December 31, 2023
Liabilities at Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(4.5)	$—	$(4.5)
Commodity economic hedges—(Liabilities)	—	(8.1)	—	(8.1)
Commodity cash flow hedges—(Liabilities)	—	(14.4)	—	(14.4)
Total fair value	$—	$(27.0)	$—	$(27.0)
(1)	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

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

Nonrecurring Fair Value Measurements

In connection with the Company’s strategy to focus efforts and increase investments in certain product offerings serving applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the potential disposition of its styrene monomer assets in Boehlen, Germany. In late 2020, the Company completed its evaluation of the assets and decided to continue operating them, however the assessment of the long-lived asset group for impairment indicated that the carrying value was not recoverable when compared to the expected undiscounted future cash flows generated from the assets. The fair value of the depreciable assets was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. In the fourth quarter of 2022, the Company committed to close this plant in connection with the asset restructuring plan. Refer to Note 6 for further information.

As a result of the fair value measurements performed, the Company recorded impairment losses on the Boehlen styrene monomer assets of $0.5 million and $6.3 million for the years ended December 31, 2023, and 2022, respectively. These impairment losses reflect the initial impairment loss taken in March of 2020, as well as subsequent impairment losses related to ongoing capital expenditures at the Boehlen styrene monomer facility that were determined to be impaired. These losses are recorded within “Impairment and other charges” on the consolidated statements of operations and are allocated to the Feedstocks segment. As of December 31, 2024 and 2023, the value of the Boehlen styrene monomer assets recorded within the Company’s consolidated balance sheets was $3.1 million and $3.2 million, respectively.

The Company recorded non-cash goodwill impairment losses of $349.0 million for the years ended December 31, 2023, related to the PMMA business and Aristech Surfaces reporting units. Refer to Note 14 for further information. There were no other financial assets and no financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2024 and 2023:

	As of	As of
	December 31, 2024	December 31, 2023
2029 Senior Notes	$279.6	$180.4
2025 Senior Notes	114.8	98.5
2028 Term Loan B	446.7	564.9
2028 Refinance Term Loans	1,129.7	1,087.1
Total fair value	$1,970.8	$1,930.9

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. Fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of December 31, 2024 and 2023.

NOTE 19—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination, including Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of December 31, 2024 and 2023, the Company had $1.3 million (adjusted for foreign currency rates), respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts under which it is required to purchase certain minimum volumes at current market prices. These commitments have remaining terms ranging from one to four years. The following table presents the fixed and determinable portion (based on current pricing indexes) of the minimum obligation under the Company’s purchase commitments with remaining contract terms in excess of one year as of December 31, 2024:

Annual Commitment
2025	2026	2027	2028	2029	Thereafter	Total
$155.3	$144.6	$54.6	$33.9	$33.9	$33.9	$456.2

In certain raw material purchase contracts, the Company has the right to purchase less than the required minimums and pay a liquidated damages fee, or, in case of a permanent plant shutdown, to terminate the contracts. In such cases, these obligations would be less than the obligations shown in the table above.

During the year ended December 31, 2022, the Company recorded a one-time charge within “Cost of sales” in the consolidated statement of operations of approximately $18.1 million related to estimated raw material purchase contract obligations. As of December 31, 2023, the Company had $14.5 million, recorded within “Other noncurrent obligations” in the consolidated balance sheet, which was settled in the year ended December 31, 2024. The Company has no material accrual remaining in the consolidated balance sheet as of December 31, 2024.

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

In connection with the asset restructuring plan as described within Note 6, the Company concluded the Boehlen, Germany site and Stade, Germany site no longer had indeterminate lives. Accordingly, during the year ended December 31, 2022 and December 31, 2024, respectively, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated during the year ended December 31, 2024.

Change in asset retirement obligation
Balance at December 31, 2023	$20.2
Obligations incurred and adjustments to estimated obligations	20.2
Settlements	(6.0)
Accretion expense	1.1
Currency translation adjustment	(1.9)
Balance at December 31, 2024	$33.6

Accretion expense is included within “Selling, general and administrative expenses” in the consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the consolidated balance sheets. As of December 31, 2024 and 2023, the current portion was $15.5 million and $10.7 million, and the long-term portion was $18.1 million and $9.5 million, respectively.

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

Environmental Proceedings related to the Bristol Spill

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

As discussed in Note 4, Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim. On February 10, 2025, Trinseo filed a statement of rejoinder in defense of Synthos’ claims and a reply to Synthos’ defense of Trinseo’s counterclaim.

The Company believes it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 20 – LEASES

The Company's right of use (“ROU”) assets and lease liabilities are classified on its consolidated balance sheets as follows:

	December 31,
	2024	2023	Location on Balance Sheet
Operating lease ROU assets, net	$63.9	$65.3	Right-of-use assets - operating, net
Finance lease ROU assets, net	4.7	6.2	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	12.9	16.3	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	53.3	51.7	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	1.6	1.6	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	3.5	4.8	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

	Year Ended
	December 31,
	2024	2023	2022
Finance lease cost:
Amortization of lease ROU assets	$1.5	$1.6	$2.4
Interest on lease liabilities	0.3	0.4	0.1

Operating lease cost:	19.4	19.1	21.3
Variable lease cost	1.7	0.4	0.3
Total lease cost	$22.9	$21.5	$24.1

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Year Ended
	December 31,
	2024	2023	2022
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$19.1	$19.5	$22.3
Operating cash flows from finance leases	0.3	0.4	0.1
Financing cash flows from finance leases	1.5	1.4	2.4

Non-cash lease liability activity:
ROU assets obtained in exchange for new operating lease liabilities	$14.5	$5.1	$12.2
ROU assets obtained in exchange for new finance lease liabilities	0.6	0.2	6.3

As of December 31, 2024, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	2025	2026	2027	2028	2029	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating leases	$16.3	$12.3	$11.2	$9.8	$8.0	$29.8	$87.4	$(21.2)	$66.2
Finance leases	1.8	1.8	1.7	0.2	0.1	0.4	6.0	(0.9)	5.1
Total	$18.1	$14.1	$12.9	$10.0	$8.1	$30.2	$93.4	$(22.1)	$71.3

The following table summarizes the weighted average remaining lease terms and the weighted average discount rates as of December 31, 2024, 2023, and 2022:

	As of
	December 31,
	2024	2023	2022
Operating leases:
Weighted average remaining lease term (in years)	6.9	7.1	7.6
Weighted average discount rate	8.1%	3.9%	3.4%

Finance leases:
Weighted average remaining lease term (in years)	1.8	3.9	4.9
Weighted average discount rate	8.3%	6.4%	6.3%

As of December 31, 2024, the Company does not have any additional operating leases that have not yet commenced.

NOTE 21—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

Many of the Company’s employees are participants in various defined benefit pension plans which are administered and sponsored by the Company and are primarily in Germany, Switzerland, The Netherlands, China, Belgium, France, Taiwan, Indonesia, Italy, Mexico, and Japan (collectively, the “Non-U.S. Plans”). The Company’s U.S. defined benefit pension plan (the “U.S. Plan”) was acquired in 2021, in conjunction with the PMMA Acquisition.

Company employees who were not previously associated with the acquired pension and postretirement plans are not eligible for enrollment in a number of these plans. Pension benefits are typically based on length of service and the employee’s final average compensation.

Other Postretirement Benefits

The Company provides certain health care and life insurance benefits primarily to Dow-heritage employees in the United States when they retire (the “OPEB Plans”).

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

Assumptions

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Plans			U.S. Plan

	Pension Plan Obligations
	December 31,
	2024	2023	2022	2024	2023	2022
Discount rate for projected benefit obligation	3.09%	3.16%	3.51%	5.70%	5.19%	5.53%
Rate of increase in future compensation levels	2.93%	2.97%	3.01%	3.00%	3.00%	3.00%

	Non-U.S. Plans			U.S. Plan

	Net Periodic Benefit Costs
	December 31,
	2024	2023	2022	2024	2023	2022
Discount rate for projected benefit obligation	3.16%	3.51%	1.10%	5.19%	5.53%	2.92%
Discount rate for service cost	2.57%	3.24%	1.20%	5.20%	5.55%	3.00%
Discount rate for interest cost	3.19%	3.54%	0.93%	5.10%	5.41%	2.44%
Rate of increase in future compensation levels	2.93%	3.01%	2.90%	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	3.17%	3.20%	0.84%	6.90%	6.50%	5.40%

The weighted average assumptions used to determine OPEB obligations and net periodic benefit costs are provided below:

	Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Discount rate for accumulated postretirement benefit obligation	5.15%	6.41%	6.01%	6.41%	6.01%	2.90%
Discount rate for service cost	N/A	N/A	N/A	6.40%	6.01%	2.99%
Discount rate for interest cost	N/A	N/A	N/A	6.25%	5.82%	2.42%
Initial health care cost trend rate	6.50%	6.00%	6.25%	6.50%	6.25%	6.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2032	2028	2028	2032	2028	2026

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

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Non-U.S. Plans			U.S. Plan			OPEB Plans
	December 31,			December 31,			December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net periodic benefit cost(1)
Service cost	$8.0	$8.2	$12.2	$0.5	$0.5	$0.9	$—	$—	$0.1
Interest cost	8.7	9.1	3.4	0.9	0.9	0.8	0.2	0.3	0.2
Expected return on plan assets	(2.9)	(3.0)	(1.1)	(0.8)	(0.6)	(0.9)	—	—	—
Amortization of prior service credit	(0.3)	(0.3)	(0.4)	—	—	—	—	—	(0.1)
Amortization of net (gain) loss	(1.2)	(3.0)	2.5	—	—	—	(0.6)	(0.8)	(0.1)
Settlement and curtailment (gain) loss	(0.9)	0.3	(3.5)	(0.2)	—	(0.5)	—	—	—
Net periodic benefit cost	$11.4	$11.3	$13.1	$0.4	$0.8	$0.3	$(0.4)	$(0.5)	$0.1
Amounts recognized in other comprehensive income (loss) ("OCI")
Net (gain) loss	$(6.4)	$12.7	$(82.7)	$(0.3)	$(0.4)	$(2.0)	$(0.1)	$(0.1)	$(3.7)
Amortization of prior service credit	0.3	0.3	0.4	—	—	—	—	—	0.1
Amortization of net gain (loss)	1.2	3.0	(2.5)	—	—	—	0.6	0.8	0.1
Settlement and curtailment gain (loss)	0.9	(0.3)	3.5	0.2	—	0.5	—	—	—
Prior service credit	(0.1)	(0.5)	(0.2)	—	—	—	(2.2)	—	—
Total recognized in OCI	(4.1)	15.2	(81.5)	(0.1)	(0.4)	(1.5)	(1.7)	0.7	(3.5)
Net periodic benefit cost	11.4	11.3	13.1	0.4	0.8	0.3	(0.4)	(0.5)	0.1
Total recognized in net periodic benefit cost and OCI	$7.3	$26.5	$(68.4)	$0.3	$0.4	$(1.2)	$(2.1)	$0.2	$(3.4)
(1)	Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the consolidated statements of operations.

The net amounts recognized in the consolidated balance sheets as of December 31, 2024 and 2023 were as follows:

	Non-U.S. Plans		U.S. Plan		OPEB Plans
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Net amounts recognized in the balance sheets as of December 31
Current liabilities	$(6.5)	$(6.0)	$—	$—	$(0.2)	$(0.2)
Noncurrent liabilities	(171.3)	(182.3)	(3.5)	(4.4)	(1.8)	(4.0)
Net amounts recognized in the balance sheet	$(177.8)	$(188.3)	$(3.5)	$(4.4)	$(2.0)	$(4.2)
Accumulated benefit obligation at the end of the period	$259.6	$267.3	$13.5	$14.9	$2.0	$4.2
Pretax amounts recognized in AOCI as of December 31
Net prior service credit	$(1.2)	$(1.6)	$—	$—	$(2.2)	$—
Net loss (gain)	(19.8)	(15.3)	(1.4)	(1.3)	(3.9)	(4.4)
Total at end of period	$(21.0)	$(16.9)	$(1.4)	$(1.3)	$(6.1)	$(4.4)

The changes in the pension benefit obligations, the fair value of plan assets, and the funded status of all significant plans for the years ended December 31, 2024 and 2023 were as follows:

	Non-U.S. Plans		U.S. Plan		OPEB Plans
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Change in projected benefit obligations
Benefit obligation at beginning of period	$282.4	$257.4	$16.8	$15.9	$4.2	$4.0
Service cost	8.0	8.2	0.5	0.5	—	—
Interest cost	8.7	9.1	0.9	0.9	0.2	0.3
Plan participants’ contributions	1.3	1.5	—	—	—	—
Actuarial changes in assumptions and experience (1)	1.1	6.6	(0.9)	0.2	(0.1)	—
Benefits paid from fund	(2.0)	(4.4)	(0.2)	(0.7)	—	—
Benefit payments by employer	(4.1)	(3.5)	—	—	(0.1)	(0.1)
Plan amendments	(0.1)	(0.4)	—	—	(2.2)	—
Curtailments	(0.8)	0.4	—	—	—	—
Settlements	(3.7)	(3.4)	(1.9)	—	—	—
Currency impact	(17.7)	10.9	(0.3)	—	—	—
Benefit obligation at end of period	$273.1	$282.4	$14.9	$16.8	$2.0	$4.2
Change in plan assets
Fair value of plan assets at beginning of period	$94.1	$92.5	$12.4	$7.0	$—	$—
Actual return on plan assets	9.8	(2.7)	0.3	1.1	—	—
Settlements	(3.9)	(3.4)	(1.9)	—	—	—
Employer contributions	6.5	9.3	1.1	4.9	0.1	0.1
Plan participants’ contributions	1.3	1.5	—	—	—	—
Benefits paid	(6.1)	(7.9)	(0.2)	(0.4)	(0.1)	(0.1)
Currency impact	(6.4)	4.8	(0.3)	(0.2)	—	—
Fair value of plan assets at end of period	95.3	94.1	11.4	12.4	—	—
Funded status at end of period	$(177.8)	$(188.3)	$(3.5)	$(4.4)	$(2.0)	$(4.2)
(1)	The actuarial gain incurred during the years ended December 31, 2024 and 2023 was primarily due to the increase in discount rates during the years.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2024 and 2023:

	Non-U.S. Plans		U.S. Plan
Projected Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2024	2023	2024	2023
Projected benefit obligations	$209.5	$222.8	$15.0	$16.8
Fair value of plan assets	$31.7	$34.4	$11.4	$12.4

	Non-U.S. Plans		U.S. Plan
Accumulated Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2024	2023	2024	2023
Accumulated benefit obligations	$191.7	$203.0	$13.5	$14.9
Fair value of plan assets	$26.8	$29.3	$11.4	$12.4

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

						2030
						through
	2025	2026	2027	2028	2029	2034	Total
Non-U.S. plans	$10.1	$9.7	$9.8	$10.5	$13.0	$68.2	$121.3
U.S. plan	0.9	0.9	1.0	1.1	1.1	5.9	10.9
OPEB plans	0.2	0.2	0.2	0.3	0.3	0.9	2.1
Total	$11.2	$10.8	$11.0	$11.9	$14.4	$75.0	$134.3

The Company estimates it will make cash contributions, including benefit payments for unfunded plans, of $9.5 million in 2025 to the defined benefit pension plans.

Plan Assets

Plan assets totaled $106.7 million as of December 31, 2024 and $106.5 million as of December 31, 2023, consisting primarily of investments in insurance contracts, as well as equity and debt securities.

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

The following plan assets are measured at fair value on a recurring basis:

	December 31, 2024				December 31, 2023
Basis of Fair Value Measurements	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
U.S. plan:
Cash	$—	$—	$—	$—	$0.5	$0.5	$—	$—
Investments measured at net asset value(4):
Equities	6.9	—	—	—	7.1	—	—	—
Debt	4.5	—	—	—	4.8	—	—	—
Total U.S. plan assets	$11.4	$—	$—	$—	$12.4	$0.5	$—	$—
Non-US plans:
Insurance contracts	$95.3	$—	$—	$95.3	$94.1	$—	$—	$94.1
Total non-U.S. plan assets	$95.3	$—	$—	$95.3	$94.1	$—	$—	$94.1
(1)	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
(4)	The Company elected to presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3):

	Insurance Contracts
Fair Value Measurements of Plan Assets Using	Year ended December 31,
Significant Unobservable Inputs (Level 3)	2024	2023
Balance at beginning of period	$94.1	$92.5
Actual return on assets	9.8	(2.7)
Settlements	(3.9)	(3.4)
Employer contributions	6.5	9.3
Plan participant contributions	1.3	1.5
Benefits paid	(6.1)	(7.9)
Currency impact	(6.4)	4.8
Balance at end of period	$95.3	$94.1

The asset allocation for the Company’s pension plans as of December 31, 2024 and 2023, and the target allocation for 2025, by asset category are as follows:

	Target
	Allocation	Allocation at December 31,
Asset category	2025	2024	2023
U.S. plan:
Equities	60.0%	60.5%	57.3%
Debt	40.0%	39.5%	38.7%
Other	—%	—%	4.0%
Total U.S. plan	100.0%	100.0%	100.0%
Non-U.S. plans:
Insurance contracts	100.0%	100.0%	100.0%
Total non-U.S. plans	100.0%	100.0%	100.0%

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

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including Hong Kong, Korea, The Netherlands, Indonesia, Taiwan, and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. During the years ended December 31, 2024, 2023, and 2022, the Company contributed $14.9 million, $15.6 million, and $15.0 million, respectively, to the defined contribution plans.

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

NOTE 22—SHARE-BASED COMPENSATION

Summary of Share-based Compensation Expense

Share-based compensation expense, which is recorded within “Selling, general and administrative expenses” in the consolidated statements of operations, was as follows for the years ended December 31, 2024, 2023, and 2022. Share amounts in the tables below are in whole numbers, unless otherwise indicated.

				As of
				December 31, 2024
	Year Ended December 31,			Unrecognized	Weighted
	2024	2023	2022	Compensation Cost	Average Years
2014 Omnibus Plan Awards
RSUs	$6.6	$11.7	$10.9	$2.9	1.0
Option Awards	1.5	4.9	5.0	0.3	0.7
PSUs	2.7	2.9	2.7	2.7	1.5
Restricted Cash Units ("RCUs")	3.6	—	—
Total share-based compensation expense	$14.4	$19.5	$18.6

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

Restricted Share Units

The RSUs granted to executives and employees in 2023 and prior vest in full on the third anniversary of the date of grant, generally subject to the employee remaining continuously employed by the Company through the vesting date. The RSUs granted to executives and employees in 2024 vest in three equal annual installments beginning on the first anniversary of the date of grant, generally subject to the employee remaining continuously employed on the applicable vesting date. RSUs granted to directors of the Company vest in full on the first anniversary of the date of grant. Upon a termination of employment due to an employee’s death or retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy or due to the employee’s disability prior to the vesting date, the RSUs will vest in full or in part, depending on the type of termination. In the event employment is terminated for cause, all unvested RSUs will be forfeited.

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

The following table summarizes the activity for RSUs during the year ended December 31, 2024:

		Weighted Average
		Grant Date
Restricted Share Units	Shares	Fair Value per Share
Unvested, December 31, 2023	780,421	$33.27
Granted	1,104,556	3.67
Vested	(290,773)	35.67
Forfeited	(40,006)	37.47
Unvested, December 31, 2024	1,554,198	$11.68

The following table summarizes the weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2024, 2023, and 2022 as well as the total fair value of awards vested during those periods:

	Restricted Share Units
	Weighted Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2024	$3.67	$10.4
Year Ended December 31, 2023	$21.23	$7.9
Year Ended December 31, 2022	$49.75	$8.5

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

Compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The following table summarizes the activity for option awards during the year ended December 31, 2024:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
Option Awards	Shares	per share	Term (years)	Value
Outstanding as of December 31, 2023	1,659,642	$44.92
Granted	319,407	4.37
Exercised	—	—
Forfeited	(24,216)	34.59
Expired	(360,166)	61.54
Outstanding as of December 31, 2024	1,594,667	$33.20	5.7	$0.2
Exercisable as of December 31, 2024	948,749	$43.97	4.5	$—
Expected to vest as of December 31, 2024	645,918	$17.40	7.6	$0.2

During the years ended December 31, 2022, the total intrinsic value of option awards exercised was $3.1 million, and immaterial for the years ended December 31, 2024 and 2023. The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of said awards and the expected volatility of the price of the Company’s ordinary shares.

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

The following are the weighted average assumptions used within the Black-Scholes pricing model for grants during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	5.50	5.50	5.50
Expected volatility	64.12%	54.01%	48.72%
Risk-free interest rate	4.28%	4.06%	1.97%
Dividend yield	0.73%	2.00%	2.00%

Utilizing the above assumptions, the weighted average grant date fair value per option award granted in the years ended December 31, 2024, 2023, and 2022 was $2.48, $10.86, and $22.51, respectively.

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

The following table summarizes the activity for PSU awards during the year ended December 31, 2024, at target:

		Weighted Average
		Grant Date
Performance Share Units	Shares	Fair Value per Share
Unvested, December 31, 2023	295,067	$33.01
Granted	575,475	2.81
Vested	(4,295)	61.06
Cancelled (1)	(37,395)	61.06
Forfeited	(12,439)	28.32
Unvested, December 31, 2024	816,413	$10.35
(1)	During the year ended December 31, 2024, PSU award recipients earned 10.3% of the target PSU awards granted in 2021 based upon the Company’s total shareholder return relative to a pre-defined set of industry peer companies. As a result, the remaining 89.7% of the associated PSU awards were cancelled.

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

The following are the weighted average assumptions used within the Monte Carlo valuation model for grants during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	3.00	3.00	3.00
Expected volatility	65.40%	62.60%	57.30%
Risk-free interest rate	4.40%	4.41%	1.73%
Share price	$4.37	$24.08	$58.64

Utilizing the above assumptions, the total grant date fair value for PSU awards granted in the years ended December 31, 2024, 2023, and 2022 was $1.6 million, $4.4 million and $3.6 million, respectively.

Restricted Cash Units (RCUs)

For the year ended December 31, 2024, 1,074,119 restricted cash units ("RCUs") were awarded to certain employees and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment. In general, RCUs vest in equal installments each year over 3 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. Certain awards are subject to a specified price floor. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation-Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our common stock at the end of each reporting period. The liability associated with the RCUs is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. No RCU awards were vested in the year ended December 31, 2024 while 153,342 RCU awards were forfeited in the year ended December 31, 2024, respectively.

NOTE 23—SEGMENTS AND GEOGRAPHIC INFORMATION

Effective January 1, 2024, the Company ceased manufacturing of styrene and, effective October 1, 2024, combined the management of its Engineered Materials, Plastics Solutions and Polystyrene businesses. Certain components of the Plastics Solutions segment were combined with the Polystyrene segment and renamed Polymer Solutions to better reflect the Company’s strategic focus on providing solutions in areas such as sustainability and material substitution. Following these changes, the Company is operating under four segments: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics.

The Company’s former Feedstocks segment, which included the Company’s production and procurement of styrene monomer outside of North America, was eliminated as a result of the closures in prior years of the styrene plants located in Boehlen, Germany and Terneuzen, the Netherlands under an asset restructuring plan. Styrene monomer is a key raw material in many of the Company’s products, including polystyrene, styrene-butadiene latex (“SB latex”), and acrylonitrile-butadiene-styrene (“ABS”) resins. The Company no longer produces styrene, but instead purchases all styrene from third parties. Therefore, information reported to the Company’s chief executive officer, which is the chief operating decision maker, and in the tables below has been adjusted to show the historical results of the Feedstocks segment within the segments that consumed styrene monomer in their end products, Latex Binders and Polymer Solutions. Polymer Solutions has also been adjusted to show the historical results of both the legacy Plastics Solutions and Polystyrene segment.

The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, the Engineered Materials segment also includes PMMA and activated methyl methacrylates (“MMA”) products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces SB latex and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Polymer Solutions segment contains the results of the ABS, styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Polymer Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022, and the legacy Polystyrene segment, which includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is the metric used by the chief operating decision maker to measure segment operating performance and is defined below, for the years ended December 31, 2024, 2023, and 2022. Asset and intersegment sales information by reportable segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 5 for the Company’s net sales to external customers by segment and by geography for the years ended December 31, 2024, 2023, and 2022.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Year Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
December 31, 2024
Net sales	$1,176.9	$954.3	$1,382.0	$—	$3,513.2	$—	$3,513.2
Cost of sales	(1,110.2)	(847.9)	(1,289.5)	—	(3,247.6)	—	(3,247.6)
Selling, general and administrative expenses	(69.0)	(39.5)	(94.9)	—	(203.4)	(123.6)	(327.0)
Equity in earnings of unconsolidated affiliate	—	—	—	15.4	15.4	—	15.4
Other income and (expense)	0.7	(2.0)	1.0	—	(0.3)	(3.6)	(3.9)
Other segment items(2)	(0.8)	1.4	30.0	—	30.6	12.8	43.4
Depreciation and amortization expenses(3)	104.9	29.1	57.2	—	191.2	19.0	210.2
Adjusted EBITDA(1)	$102.5	$95.4	$85.8	$15.4	$299.1
Investment in unconsolidated affiliate	—	—	—	222.6	222.6	—	222.6
Capital expenditures	37.2	17.3	6.5	—	61.0	2.3	63.3
December 31, 2023
Net sales	$1,156.9	$942.9	$1,575.6	$—	$3,675.4	$—	$3,675.4
Cost of sales	(1,156.9)	(849.9)	(1,526.3)	—	(3,533.1)	—	(3,533.1)
Selling, general and administrative expenses	(65.8)	(45.0)	(68.5)	—	(179.3)	(131.0)	(310.3)
Equity in earnings of unconsolidated affiliate	—	—	—	62.1	62.1	—	62.1
Other income and (expense)	4.0	(0.2)	5.1	—	8.9	8.3	17.2
Other segment items(2)	(14.7)	3.3	16.3	—	4.9	16.9	21.8
Depreciation and amortization expenses(3)	122.5	32.4	48.3	—	203.2	18.0	221.2
Adjusted EBITDA(1)	$46.0	$83.5	$50.5	$62.1	$242.1
Investment in unconsolidated affiliate	—	—	—	252.2	252.2	—	252.2
Capital expenditures	27.4	19.8	14.0	—	61.2	8.5	69.7
December 31, 2022
Net sales	$1,425.0	$1,266.6	$2,273.9	$—	$4,965.5	$—	$4,965.5
Cost of sales	(1,363.1)	(1,165.5)	(2,164.6)	—	(4,693.2)	—	(4,693.2)
Selling, general and administrative expenses	(96.0)	(41.6)	(71.9)	—	(209.5)	(189.3)	(398.8)
Equity in earnings of unconsolidated affiliate	—	—	—	102.2	102.2	—	102.2
Other income and (expense)	(0.1)	(0.3)	(1.1)	—	(1.5)	7.9	6.4
Other segment items(2)	10.4	1.0	9.7	—	21.1	71.6	92.7
Depreciation and amortization expenses(3)	114.8	33.2	67.1	—	215.1	21.8	236.9
Adjusted EBITDA(1)	$91.0	$93.4	$113.1	$102.2	$399.7
Investment in unconsolidated affiliate	—	—	—	255.1	255.1	—	255.1
Capital expenditures	33.6	28.3	22.9	—	84.8	63.4	148.2
(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(3)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Year Ended December 31,
	2024	2023	2022
Loss before income taxes	$(318.0)	$(632.9)	$(469.6)
Interest expense, net	267.5	188.4	112.9
Depreciation and amortization	210.2	221.2	236.9
Corporate Unallocated(4)	95.4	87.8	88.0
Adjusted EBITDA Addbacks(5)	44.0	377.6	431.5
Segment Adjusted EBITDA	$299.1	$242.1	$399.7
(4)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(5)	Adjusted EBITDA addbacks for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,

	2024	2023	2022
Net gain on disposition of businesses and assets (a)	$(7.1)	$(25.6)	$(1.8)
Restructuring and other charges (Note 6)	44.7	31.4	15.9
Acquisition transaction and integration net costs	—	(1.4)	6.6
Asset impairment charges or write-offs (Note 18) (b)	—	2.7	6.3
European Commission request for information (Note 19)	—	—	36.2
Goodwill impairment charges (Note 14)	—	349.0	297.1
Other items (c)	6.4	21.5	71.2
Total Adjusted EBITDA Addbacks	$44.0	$377.6	$431.5
(a)	In June 2024, the Company entered into an agreement to sell certain European emission certifications the Company no longer intends to utilize for cash consideration of approximately $3.5 million, which was entirely recorded as a pre-tax gain on sale within “Other expense (income), net” in the condensed consolidated statements of operations during the year ended December 31, 2024. In March 2024, the Company entered into two separate agreements to sell its land, buildings and equipment in Bronderslev, Denmark and Belen, New Mexico for gross cash consideration of approximately $4.7 million. The Company recorded pre-tax gain on sales of $3.6 million during the year ended December 31, 2024, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

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

(b)	Asset impairment charges or write-offs for the years ended December 31, 2023 and 2022 primarily relate to the impairment of the company’s styrene monomer assets in Boehlen, Germany.
(c)	Other items for the years ended December 31, 2024 and 2023 primarily relate to costs incurred in conjunction with certain of the Company’s strategic initiatives, including our ERP upgrade project. Other items for the year ended December 31, 2022 primarily relate to third-party advisory and professional fees incurred in conjunction with the Company’s initiative to transition business services from Dow, including certain administrative services such as accounts payable, logistics, and IT services, as well as costs incurred in conjunction with certain of the Company’s strategic initiatives.

Geographic Information

As of December 31, 2024, the Company operates 33 manufacturing plants and one recycling facility at 29 sites in 14 countries, inclusive of its joint venture. It also operates 11 R&D facilities globally, including technology and innovation development centers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location. The Company is incorporated under the existing laws of Ireland, as discussed in Note 1, which therefore represents its country of domicile. The Company has no sales generated from this country. The Company had $2.2 million and $2.9 million of existing long-lived assets generated from this country as of December 31, 2024 and December 31, 2023, respectively.

	As of and for the Year Ended
	December 31,
	2024	2023	2022
United States
Sales to external customers	$999.1	$931.0	$1,236.4
Long-lived assets	179.4	183.0	190.0
Right-of-use assets - operating, net	22.1	14.8	20.1
Europe
Sales to external customers	$1,681.2	$1,929.5	$2,684.5
Long-lived assets	308.7	362.2	388.0
Right-of-use assets - operating, net	38.0	47.4	52.3
Asia-Pacific
Sales to external customers	$711.7	$688.4	$915.0
Long-lived assets	87.7	98.5	107.6
Right-of-use assets - operating, net	3.8	3.1	3.7
Rest of World
Sales to external customers	$121.2	$126.5	$129.6
Long-lived assets	—	—	5.5
Right-of-use assets - operating, net	—	—	—
Total
Sales to external customers(1)	$3,513.2	$3,675.4	$4,965.5
Long-lived assets(2)	575.8	643.7	691.1
Right-of-use assets - operating, net(3)	63.9	65.3	76.1
(1)	Sales to external customers in Germany represented approximately 10% of the total for the years ended December 31, 2024, 2023, and 2022, respectively. Sales to external customers in Hong Kong represented approximately 9%, 8%, and 9% of the total for the years ended December 31, 2024, 2023, and 2022, respectively. Sales to external customers in Italy represented approximately 8%, 7% , and 7% of the total for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)	Long-lived assets in Germany represented approximately 12%, 13%, and 12% of the total as of December 31, 2024, 2023, and 2022, respectively. Long-lived assets in The Netherlands represented approximately 10%, 10%, and 13% of the total as of December 31, 2024, 2023, and 2022, respectively. Long-lived assets in Italy represented approximately 22%, 23%, and 21% of the total as of December 31, 2024, 2023, and 2022, respectively. Long-lived assets consist of property, plant and equipment, net, and finance lease ROU assets, net.
(3)	Operating lease ROU assets in The Netherlands represented approximately 41%, 48% and 46% of the total as of December 31, 2024, 2023, and 2022, respectively. Operating lease ROU assets in Ireland represented approximately 9%, 10%, and 10% of the total as of December 31, 2024, 2023, and 2022, respectively.

NOTE 24—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Year Ended December 31, 2024, 2023 and 2022	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2021	$(114.3)	$(33.6)	$0.7	$(147.2)
Other comprehensive income (loss)	(36.9)	65.0	(14.9)	13.2
Amounts reclassified from AOCI to net loss(1)	—	(2.4)	5.1	2.7
Balance at December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive income (loss)	9.3	(8.9)	(25.1)	(24.7)
Amounts reclassified from AOCI to net loss(1)	—	(3.0)	29.4	26.4
Balance as of December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
Other comprehensive income (loss)	(28.3)	6.3	3.3	(18.7)
Amounts reclassified from AOCI to net loss(1)	—	(2.5)	8.7	6.2
Balance as of December 31, 2024	$(170.2)	$20.9	$7.2	$(142.1)
(1)	The following is a summary of amounts reclassified from AOCI to net loss for the years ended December 31, 2024, 2023, and 2022.

	Amount Reclassified from AOCI
	Year Ended December 31,			Statement of Operations
AOCI Components	2024	2023	2022	Classification
Cash flow hedging items
Commodity cash flow hedges	$9.7	$32.7	$6.1	Cost of sales
Interest rate swaps	—	—	1.2	Interest expense, net
Total before tax	9.7	32.7	7.3
Tax effect	(1.0)	(3.3)	(2.2)	Provision for (benefit from) income taxes
Total, net of tax	$8.7	$29.4	$5.1

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.3)	$(0.3)	$(0.5)	(a)
Net actuarial loss	(1.8)	(3.8)	2.3	(a)
Curtailment and settlement (gain) loss	(1.1)	0.3	(4.0)	(a)
Total before tax	(3.2)	(3.8)	(2.2)
Tax effect	0.7	0.8	(0.2)	Provision for (benefit from) income taxes
Total, net of tax	$(2.5)	$(3.0)	$(2.4)
(a)	These AOCI components are included in the computation of net periodic benefit costs. Refer to Note 21 for further information....

TRINSEO PLC

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at	Charged to	Deduction		Currency	Balance at
	Beginning of	Cost and	from		Translation	End of
	the Period	Expense	Reserves		Adjustments	the Period
Allowance for doubtful accounts:
Year ended December 31, 2024	$6.7	$2.6	$—	(a)	$(0.8)	$8.5
Year ended December 31, 2023	7.3	(0.9)	—	(a)	0.3	6.7
Year ended December 31, 2022	4.1	3.4	(0.1)	(a)	(0.1)	7.3

Tax valuation allowances:
Year ended December 31, 2024	$278.3	$67.0	$—		$(6.1)	$339.2
Year ended December 31, 2023	118.4	159.6	—		0.3	278.3
Year ended December 31, 2022	127.7	(7.4)	—		(1.9)	118.4
(a)	Amounts written off, net of recoveries.