Form 10-Q
period 2025-03-31
Trinseo PLC
filed 2025-05-08
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, there were 35,650,311 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2025

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

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025.

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, conditions in the global economy and capital markets, including recessionary conditions and the impact of tariffs on global trade relations; our ability to successfully generate cost savings through restructuring and cost reduction initiatives; our ability to successfully execute our business and transformation strategy; increased costs or disruption in the supply of raw materials; deterioration of our credit profile limiting our access to commercial credit; increased energy costs; the timing of, and our ability to complete, a sale of our interest in Americas Styrenics; compliance with laws and regulations impacting our business; any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges; our current and future levels of indebtedness and our ability to service, repay or refinance our indebtedness; our ability to meet the covenants under our existing indebtedness; our ability to generate cash flows from operations and achieve our forecasted cash flows; and those discussed in our Annual Report filed with the SEC on February 27, 2025 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$126.1	$209.8
Accounts receivable, net of allowances (March 31, 2025: $8.2; December 31, 2024: $8.5)	470.5	379.9
Inventories	383.7	347.2
Other current assets	55.7	51.3
Total current assets	1,036.0	988.2
Investments in unconsolidated affiliates	220.8	222.6
Property, plant and equipment, net of accumulated depreciation (March 31, 2025: $796.6; December 31, 2024: $824.0)	573.3	575.8
Other assets
Goodwill	62.4	59.9
Other intangible assets, net	582.9	598.8
Right-of-use assets – operating, net	62.6	63.9
Deferred income tax assets	32.2	37.0
Deferred charges and other assets	84.8	97.9
Total other assets	824.9	857.5
Total assets	$2,655.0	$2,644.1
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current portion of long-term debt	$154.9	$210.9
Accounts payable	318.5	263.1
Current lease liabilities – operating	12.2	12.9
Income taxes payable	1.3	4.9
Accrued expenses and other current liabilities	202.4	229.1
Total current liabilities	689.3	720.9
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,305.1	2,200.7
Noncurrent lease liabilities – operating	52.7	53.3
Deferred income tax liabilities	36.6	37.5
Other noncurrent obligations	250.5	251.6
Total noncurrent liabilities	2,644.9	2,543.1
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (March 31, 2025: 39.8 shares issued and 35.6 shares outstanding; December 31, 2024: 39.6 shares issued and 35.4 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (March 31, 2025: 0.025 shares issued and outstanding; December 31, 2024: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	515.8	514.6
Treasury shares, at cost (March 31, 2025: 4.1 shares; December 31, 2024: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(872.2)	(792.8)
Accumulated other comprehensive loss	(123.2)	(142.1)
Total shareholders’ equity (deficit)	(679.2)	(619.9)
Total liabilities and shareholders’ equity (deficit)	$2,655.0	$2,644.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$784.8	$904.0
Cost of sales	721.0	843.4
Gross profit	63.8	60.6
Selling, general and administrative expenses	91.0	70.1
Equity in earnings (losses) of unconsolidated affiliates	(1.8)	6.2
Operating loss	(29.0)	(3.3)
Interest expense, net	66.6	63.0
Other expense (income), net	(23.2)	3.8
Loss before income taxes	(72.4)	(70.1)
Provision for income taxes	6.6	5.4
Net loss	$(79.0)	$(75.5)
Weighted average shares‒basic	35.5	35.3
Net loss per share‒basic:	$(2.22)	$(2.14)
Weighted average shares‒diluted	35.5	35.3
Net loss per share‒diluted:	$(2.22)	$(2.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(79.0)	$(75.5)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	19.5	(11.8)
Net gain on cash flow hedges (net of tax of $0.0 and $(1.7))	—	4.4
Pension and other postretirement benefit plans:
Amounts reclassified from accumulated other comprehensive loss	(0.6)	(0.4)
Total other comprehensive income (loss), net of tax	18.9	(7.8)
Comprehensive loss	$(60.1)	$(83.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	35.4	4.1	—	$0.4	$—	$514.6	$(200.0)	$(142.1)	$(792.8)	$(619.9)
Net loss	—	—	—	—	—	—	—	—	(79.0)	(79.0)
Other comprehensive income	—	—	—	—	—	—	—	18.9	—	18.9
Share-based compensation activity	0.2	—	—	—	—	1.2	—	—	—	1.2
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2025	35.6	4.1	—	$0.4	$—	$515.8	$(200.0)	$(123.2)	$(872.2)	$(679.2)
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)
Net loss	—	—	—	—	—	—	—	—	(75.5)	(75.5)
Other comprehensive loss	—	—	—	—	—	—	—	(7.8)	—	(7.8)
Share-based compensation activity	0.1	—	—	—	—	3.6	—	—	—	3.6
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 31, 2024	35.3	4.1	—	$0.4	$—	$507.8	$(200.0)	$(137.4)	$(518.8)	$(348.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(79.0)	$(75.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	36.0	45.0
Amortization of deferred financing fees and issuance discount (premium)	2.8	3.7
Deferred income tax (benefit)	5.4	(3.8)
Share-based compensation expense	5.7	5.9
(Earnings) losses of unconsolidated affiliate, net of dividends	1.8	(6.2)
Unrealized net (gain) loss on foreign exchange forward contracts	14.3	(5.0)
Unrealized net loss on commodity economic swap contracts	3.2	2.4
Loss on extinguishment of long-term debt	0.2	—
Gain on sale of other assets	—	(3.6)
Changes in assets and liabilities
Accounts receivable	(83.4)	(72.6)
Inventories	(29.3)	(31.2)
Accounts payable and other current liabilities	10.1	80.3
Income taxes payable	(3.2)	2.9
Other assets, net	20.9	6.3
Other liabilities, net	(15.7)	(14.8)
Cash used in operating activities	(110.2)	(66.2)
Cash flows from investing activities
Capital expenditures	(8.7)	(15.7)
Proceeds from the sale of other assets	—	4.7
Cash used in investing activities	(8.7)	(11.0)
Cash flows from financing activities
Deferred financing fees	(19.8)	0.4
Short-term borrowings, net	(1.8)	(3.7)
Dividends paid	(0.5)	(0.6)
Acquisition-related contingent consideration payment	—	(0.7)
Repurchases and repayments of long-term debt	(5.1)	(4.6)
Net proceeds from issuance of 2028 Refinance Term Loans	115.0	—
Repayments of 2025 Senior Notes	(115.0)	—
Proceeds from Accounts Receivable Securitization Facility	70.0	30.0
Repayments of Accounts Receivable Securitization Facility	(10.0)	(30.0)
Cash provided by (used in) financing activities	32.8	(9.2)
Effect of exchange rates on cash	2.5	(3.2)
Net change in cash, cash equivalents, and restricted cash	(83.6)	(89.6)
Cash, cash equivalents, and restricted cash—beginning of period	211.9	261.1
Cash, cash equivalents, and restricted cash—end of period	$128.3	$171.5
Less: Restricted cash	2.2	5.1
Cash and cash equivalents—end of period	$126.1	$166.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2025 and 2024 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2024 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended March 31, 2025. However, actual results could differ from these estimates and assumptions.

The December 31, 2024 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2024 audited consolidated financial statements, but does not include all disclosures required by GAAP for annual periods.

Effective October 1, 2024, the Company changed the management of its businesses to better reflect the Company’s strategic focus on providing solutions in areas such as sustainability and material substitution. The Compounding business within the Plastics Solutions segment was combined with the Engineered Materials segment, while the remaining Plastics Solutions businesses were combined with the Polystyrene segment and renamed Polymer Solutions. As a result, the Company realigned its reporting segments to reflect the new model under which the business is managed with four segments, all of which remain unchanged from the Company’s prior segmentation: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics. Therefore, certain prior year information has been recast to reflect the current segment structure. Refer to Notes 3, 4 and 16 for further information.

Throughout this Quarterly Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of March 31, 2025, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2025 and 2024. Prior period balances in this table have been reclassified to reflect the current segment structure. Refer to Note 16 for further information.

	Engineered	Latex	Polymer
Three Months Ended	Materials	Binders	Solutions	Total
March 31, 2025
United States	$124.2	$69.5	$41.9	$235.6
Europe	98.4	92.4	180.9	371.7
Asia-Pacific	35.1	45.7	68.4	149.2
Rest of World	19.6	1.7	7.0	28.3
Total	$277.3	$209.3	$298.2	$784.8
March 31, 2024
United States	$120.7	$65.3	$40.4	$226.4
Europe	114.0	109.3	239.2	462.5
Asia-Pacific	25.2	65.7	93.2	184.1
Rest of World	22.6	1.2	7.2	31.0
Total	$282.5	$241.5	$380.0	$904.0

NOTE 4—RESTRUCTURING ACTIVITIES

Refer to the Annual Report for further details regarding the Company’s previously announced restructuring activities included in the tables below. Restructuring charges are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

2024 Restructuring Plan and Stade Shutdown

On September 26, 2024, the Board of Directors of the Company approved a restructuring plan (“2024 Restructuring Plan”) designed to reduce costs by streamlining commercial and operational activities and to further improve profitability and better position the Company for longer term growth and cash flow generation. The 2024 Restructuring Plan included: (i) combining the management of Engineered Materials, Plastics Solutions and Polystyrene businesses, (ii) a reduction in workforce of supporting functions, and (iii) the exit of virgin polycarbonate production at its Stade, Germany production facility. On November 13, 2024, the Company announced its decision to exit its Stade, Germany polycarbonate plant (“Stade Shutdown”).

The Company recorded net pre-tax restructuring charges of $54.4 million inception-to-date under the 2024 Restructuring Plan and Stade Shutdown, consisting of $24.1 million of severance and related benefit costs, $27.4 million of asset related charges, and $2.9 million of contract terminations. Asset-related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost and $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $1.9 million.

The Company expects to incur incremental contract terminations of $23.0 million to $25.0 million and asset related charges of $2.2 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027. The following table summarizes the charges (credits) incurred by segment related to the 2024 Restructuring Plan and Stade Shutdown:

Three Months Ended
2024 Restructuring Plan and Stade Shutdown Charges (Credits) by Segment	March 31, 2025
Engineered Materials	$(0.3)
Latex Binders	—
Polymer Solutions	2.6
Corporate (1)	0.1
Total	$2.4

(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table summarizes the activities related to the 2024 Restructuring Plan and Stade Shutdown:

2024 Restructuring Plan and Stade Shutdown	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2024	$20.9	$—	$0.9	$21.8
Restructuring charges (credits)	(0.6)	0.4	2.0	1.8
Payments (1)	(1.5)	—	(2.9)	(4.4)
Asset write-offs	—	(0.4)	—	(0.4)
Reserve balance at March 31, 2025	$18.8	$—	$—	$18.8
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $0.6 million of accretion expense incurred during the three months ended March 31, 2025 related to the asset retirement obligation liability at Stade, Germany. Refer to Note 13 for further information on the asset retirement obligation activity at Stade, Germany.

Asset Optimization and Corporate Restructuring

On August 23, 2023, the Company announced a restructuring plan (“Asset Optimization and Corporate Restructuring plan”) to optimize its PMMA sheet network, primarily in Europe, consolidate manufacturing operations and certain other workforce reductions to streamline its general & administrative network. The Asset Optimization and Corporate Restructuring plan includes closure of certain plants and product lines. On October 26, 2023, the Company approved additional actions.

The Company recorded net pre-tax restructuring charges of $76.4 million inception-to-date under the Asset Optimization and Corporate Restructuring plan, consisting of $16.6 million of severance and related benefit costs, $50.6 million of asset related charges, and $9.2 million of contract terminations costs. Asset-related charges include $30.3 million of accelerated depreciation charges of plant, property and equipment, and decommissioning and other charges of $20.2 million associated with the plant and production closures. The Company expects to incur an incremental $1.2 million of asset related charges through the end of 2025. The majority of the employee termination benefit charges are expected to be paid by the end of 2026.

The following table summarizes the charges (credits) incurred by segment related to the Asset Optimization and Corporate Restructuring plan:

	Three Months Ended
	March 31,
Asset Optimization and Corporate Restructuring Plan Charges (Credits) by Segment	2025	2024
Engineered Materials	$0.1	$1.1
Polymer Solutions	2.4	4.9
Corporate (1)	(0.1)	1.2
Total	$2.4	$7.2
(1)	The charges (credits) related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table summarizes the activities related to the Asset Optimization and Corporate Restructuring plan:

Asset Optimization and Corporate Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2024	$4.7	$—	$—	$4.7
Restructuring charges	0.3	2.1	—	2.4
Payments (1)	(1.0)	(2.1)	—	(3.1)
Asset write-offs	—	—	—	—
Reserve balance at March 31, 2025	$4.0	$—	$—	$4.0
(1)	Includes immaterial impacts of foreign currency remeasurement.

Asset Restructuring Plan

In December 2022, the Company announced an Asset Restructuring Plan”) that included the closure of certain uncompetitive plants and product lines, including, among other sites, the closure of manufacturing operations at the styrene production facility in Boehlen, Germany.

The Company recorded net pre-tax restructuring charges of $54.9 million inception-to-date under the Asset Restructuring Plan, consisting of $8.7 million of severance and related benefit costs, $35.2 million of asset related charges, and $11.0 million of contract terminations costs. Asset-related charges include $19.2 million related to the accelerated depreciation for the asset retirement cost at Boehlen, Germany, $7.7 million in accelerated depreciation charges of plant, property and equipment and decommissioning and other charges of $8.3 million.

The Company expects to incur an incremental $6.0 million primarily related to contract termination charges within the Polymer Solutions segment through 2026.

The following table summarizes the charges (credits) incurred by segment related to the Asset Restructuring Plan:

	Three Months Ended
	March 31,
Asset Restructuring Plan Charges (Credits) by Segment	2025	2024
Engineered Materials	$(0.3)	$—
Polymer Solutions	(7.5)	1.4
Total	$(7.8)	$1.4

The following table is a summary of charges (credits) incurred related to the Asset Restructuring Plan:

	Three Months Ended
	March 31,
Asset Restructuring Plan Charges (Credits)	2025	2024
Severance and related benefit costs	$(0.3)	$(0.6)
Asset related charges (credits) (1)	(8.1)	0.3
Contract terminations	0.6	1.7
Total	$(7.8)	$1.4

(1)	Asset related charges (credits) includes activities related to an asset retirement obligation at Boehlen, Germany. For the three months ended March 31, 2025, the Company recorded a credit of $(8.1) million reflecting a change in cost estimate related to the asset retirement obligation as the Company was able to realize efficiencies during the initial phase of site demolition.

The following table summarizes the activities related to the Asset Restructuring Plan:

Asset Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2024	$1.2	$—	$—	$1.2
Restructuring charges	(0.3)	—	0.6	0.3
Payments (1)	(0.1)	—	(0.6)	(0.7)
Reserve balance at March 31, 2025	$0.8	$—	$—	$0.8
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $(8.1) million related to a change in estimate for the Boehlen, Germany asset retirement obligation incurred during the three months ended March 31, 2025. Refer to Note 13 for further information on the asset retirement obligation activity at Boehlen, Germany.

NOTE 5—INCOME TAXES

	Three Months Ended
	March 31,
	2025	2024
Effective income tax rate	(9.1)%	(7.7)%

Provision for income taxes for the three months ended March 31, 2025 totaled $6.6 million, resulting in an effective tax rate of (9.1)%. Provision for income taxes for the three months ended March 31, 2024 totaled $5.4 million, resulting in an effective tax rate of (7.7)%.

The main drivers of the decrease in the effective income tax rate for the three months ended March 31, 2025 compared to the prior year was the geographical mix of earnings.

The Organization of Economic Co-operation and Development’s (“OECD”) Global Anti-Base Erosion (“GloBE”) rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. There was not a material impact to tax expense for the three months ended March 31, 2025 and 2024. The Company will continue to monitor the implementation of Pillar Two by jurisdiction and evaluate the potential impact on the consolidated financial statements.

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

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
Earnings:
Net loss	$(79.0)	$(75.5)
Shares:
Weighted average ordinary shares outstanding	35.5	35.3
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—
Diluted weighted average ordinary shares outstanding	35.5	35.3
Loss per share:
Loss per share‒basic	$(2.22)	$(2.14)
Loss per share‒diluted	$(2.22)	$(2.14)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three months ended March 31, 2025 and March 31, 2024, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2025	2024
Finished goods	$167.7	$144.9
Raw materials and semi-finished goods	180.1	167.3
Supplies	35.9	35.0
Total	$383.7	$347.2

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

	Three Months Ended
	March 31,
	2025	2024
Sales	$428.9	$386.0
Gross profit	$11.1	$11.6
Net income (loss)	$(2.0)	$(3.7)

As of March 31, 2025 and December 31, 2024, the Company’s investment in Americas Styrenics was $220.8 million and $222.6 million, respectively, which was $8.7 million and $9.5 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.7 years as of March 31, 2025. The Company did not receive dividends from Americas Styrenics during the three months ended March 31, 2025 and 2024.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2024 to March 31, 2025:

	Engineered	Latex	Polymer	Americas
	Materials	Binders	Solutions	Styrenics	Total
Balance at December 31, 2024	$13.9	$14.5	$31.5	$—	$59.9
Foreign currency impact	0.6	0.5	1.4	—	2.5
Balance at March 31, 2025	$14.5	$15.0	$32.9	$—	$62.4

As of March 31, 2025 and December 31, 2024, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment.

NOTE 10—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, debt consisted of the following:

			March 31, 2025
	Interest Rate as of March 31, 2025	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Refinance Senior Notes (3)	7.625%	May 2029	$381.4	$64.0	$445.4	$(27.7)	$417.7
Senior Credit Facility
2028 Term Loan B	7.075%	May 2028	722.0	(1.8)	720.2	(8.5)	711.7
OpCo Super-Priority Revolver(4)	Various	February 2028	—	—	—	—	—
2028 Refinance Term Loans (5)	12.789%	May 2028	1,236.4	(23.6)	1,212.8	(21.9)	1,190.9
Accounts Receivable Securitization Facility (6)	Various	January 2028	135.0	—	135.0	—	135.0
Other indebtedness	Various	Various	4.7	—	4.7	—	4.7
Total debt			$2,479.5	$38.6	$2,518.1	$(58.1)	$2,460.0
Less: current portion (7)							(154.9)
Total long-term debt, net of unamortized deferred financing fees							$2,305.1

			December 31, 2024
	Interest Rate as of December 31, 2024	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes (3)	5.125%	April 2029	$447.0	$—	$447.0	$(9.3)	$437.7
2025 Senior Notes (5)	5.375%	September 2025	115.0	—	115.0	(0.2)	114.8
Senior Credit Facility
2028 Term Loan B	7.276%	May 2028	723.8	(1.9)	721.9	(9.2)	712.7
2026 Revolving Facility (8)	Various	May 2026	—	—	—	—	—
2028 Refinance Term Loans (5)	13.158%	May 2028	1,108.3	(25.1)	1,083.2	(18.1)	1,065.1
Accounts Receivable Securitization Facility (6)	Various	January 2028	75.0	—	75.0	—	75.0
Other indebtedness	Various	Various	6.3	—	6.3	—	6.3
Total debt			$2,475.4	$(27.0)	$2,448.4	$(36.8)	$2,411.6
Less: current portion (7)							(210.9)
Total long-term debt, net of unamortized deferred financing fees							$2,200.7
(1)	This caption includes various original issue accounting adjustments related to original issue premium and discounts, all of which are amortized to interest expense using the straight-line method over the related instrument’s term. The 2029 Refinance Senior Notes were accounted for as a modification of debt in accordance with ASC 470-60 and therefore the difference between the carrying value of the exchanged 5.125% Senior Notes due 2029 (the “2029 Senior Notes”) and the principal amount of the 7.625% second lien senior notes due 2029 (the “2029 Refinance Senior Notes”) was recorded as debt premium and will be reduced as contractual interest payments are made. The unamortized balance of this debt premium was $64.0 million as of March 31, 2025. The 2028 Term Loan B was issued at a 0.5% original issue discount, whose unamortized balance was $1.8 million as of March 31, 2025 and $1.9 million as of December 31, 2024. The 2028 Refinance Term Loans were issued at a 3.0% original issue discount, whose unamortized balance was $23.6 million as of March 31, 2025 and $25.1 million as of December 31, 2024.
(2)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.

(3)	The 2029 Senior Notes were partially exchanged on January 17, 2025 for the 2029 Refinance Senior Notes and the remaining $0.5 million was fully repaid on March 20, 2025.
(4)	As of March 31, 2025, under the OpCo Super-Priority Revolver, the Company had a capacity of $300.0 million with capacity of $60.0 million under the letter of credit subfacility. As of March 31, 2025, the Company had funds available for borrowing of $280.3 million (net of the applicable $19.7 million outstanding letters of credit as defined in the secured credit agreement). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

The OpCo Super-Priority Revolver features a springing covenant which applies when 30% or more of the OpCo Super-Priority Revolver’s capacity is drawn which then requires the Company to meet a superpriority lien net leverage ratio (as defined in the secured credit agreement) not to exceed 1.50x at the end of each financial quarter. As of March 31, 2025, the outstanding borrowings did not exceed the 30% threshold.

(5)	The 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans and the remainder was fully repaid on January 17, 2025 using the proceeds of the second tranche of 2028 Refinance Term Loans.
(6)	As of March 31, 2025, this facility had a borrowing capacity of $150.0 million and $135.0 million outstanding under the facility. As of March 31, 2025 the Company had $183.9 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $15.0 million of additional funds available for borrowing.
(7)	The current portion of long-term debt as of March 31, 2025 was primarily related to the $135.0 million outstanding under the AR Securitization Facility as well as $18.3 million of scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

The current portion of long-term debt as of December 31, 2024 was primarily related to $115.0 million of aggregate principal amount of the 5.375% senior notes due in September 2025, the $75.0 million outstanding under the AR Securitization Facility as well as $18.3 million of scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

(8)	As of December 31, 2024, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $20.8 million outstanding letters of credit. As of December 31, 2024, the Company had funds available for borrowing of $91.7 million, which reflects the borrowing limit imposed by the springing covenant.

2025 Debt Refinancing, Exchange, and New Revolving Credit Facility

In December 2024, the Company signed a Transaction Support Agreement (the TSA) with lenders and certain supporting creditors (the “Supporting Creditors”). Pursuant to the TSA, the Supporting Creditors agreed to support a series of transactions to refinance the Company’s near-term maturities, provide additional operating liquidity, extend the Company’s nearest debt maturity to 2028, and capture discount from an exchange of its 2029 Senior Notes. On January 17, 2025, the Company completed a series of transactions contemplated by the TSA, as described below.

Second Tranche of 2028 Refinance Credit Term Loan

On January 17, 2025, the Company amended its credit agreement dated September 8, 2023 (the “2028 Refinance Credit Agreement”) to provide for an additional $115.0 million of term loans maturing in May 2028 (the “Second Tranche Refinance Term Loans”). The Second Tranche Refinance Term Loans bear interest at a rate per annum equal to the existing terms loans under the 2028 Refinance Credit Agreement (Term SOFR plus 8.50%, subject to a 3.00% SOFR floor) and require scheduled quarterly payments, commencing on April 11, 2025, in amounts equal to 0.25% of the original principal amount of the Second Tranche Refinance Term Loans, with the balance to be paid at maturity. Proceeds from the Second Tranche Refinance Term Loans were used to redeem the remaining aggregate principal amount of the Company’s outstanding 5.375% senior notes due 2025, $115.0 million, upon which redemption the related senior note indenture was satisfied and discharged.

This refinancing transaction was accounted as a debt modification under ASC 470-50 and as a result, the Company wrote-off the unamortized deferred financing fees, $0.2 million, related to the 2025 Senior Notes. In connection with the issuance of the Second Tranche Refinance Term Loans, the Company expensed third-party costs incurred during the transaction of $5.1 million and capitalized $5.2 million of fees paid to lenders upon completion of the transaction within

“Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet will be amortized over the remaining term of the 2028 Refinance Term Loans using the straight-line method.

Exchange Offer for the 2029 Senior Notes

On December 16, 2024, Trinseo Luxco Finance SPV S.à r.l., a wholly-owned subsidiary of the Company, and Trinseo NA Finance SPV LLC, an indirect, wholly-owned subsidiary of the Company (together the “New Issuers ”), commenced a private offer to exchange (the “Exchange Offer”) the Company’s 2029 Senior Notes for the 2029 Refinance Senior Notes issued by the New Issuers. Upon completion of the Exchange Offer, the New Issuers executed an indenture (the “ 2L Note Indenture”) pursuant to which they issued $379.5 million aggregate principal amount of 2029 Refinance Senior Notes in exchange for the non-cash redemption of $446.5 million of the 2029 Senior Notes. This exchange was a 144A private transaction exempt from the registration requirements of the Securities Act of 1933. The 2029 Refinance Senior Notes bear interest at a rate of 7.625%, of which: (i) from the Settlement Date until and through the sixth semiannual interest payment date following the Settlement Date, 5.125% will be payable in cash and 2.50% will be payable in-kind either by increasing the principal amount of the outstanding 2029 Refinance Senior Notes, or, at the Company’s option, in cash; and (ii) thereafter, the entire 7.625% per annum will be payable in cash. Interest on the 2029 Refinance Senior Notes will be paid semiannually on February 15 and August 15 of each year, commencing on August 15, 2025. The 2029 Refinance Senior Notes mature on May 3, 2029.

This refinancing transaction was accounted for as a modification of debt in accordance with ASC 470-60 and as a result, the Company expensed third-party costs incurred during the transaction of $19.6 million and capitalized $20.0 million of fees paid to lenders upon completion of the transaction within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet. The capitalized lender fees along with the unamortized deferred financing fees related to the tendered 2029 Senior Notes will be amortized over the term of the 2029 Refinance Senior Notes using the straight-line method, which is not materially different from the effective interest method. The difference between the carrying value of the exchanged 2029 Senior Notes and the principal amount of the 2029 Refinance Senior Notes, mainly related to the reduction in principal due to the terms of the exchange, was recorded as debt premium of $67.0 million within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet and will be amortized over the term of the 2029 Refinance Senior Notes using the straight-line method, which is not materially different from the effective interest method.

On March 20, 2025, the Issuers redeemed the remaining 2029 Senior Notes, including principal, redemption premium, and interest thereon, for $0.5 million, upon which redemption the related indenture was satisfied and discharged. As a result, the Company wrote-off the remaining immaterial unamortized deferred financing fees and redemption premium.

OpCo Super-Priority Revolver

On January 17, 2025, certain subsidiaries of the Company entered into a credit agreement, pursuant to which the lenders thereunder provided a new super-priority revolving credit facility in an aggregate amount of $300.0 million, with a $60.0 million letter of credit subfacility, maturing in February 2028 (the “OpCo Super-Priority Revolver”). The terms of the OpCo Super-Priority Revolver are substantially similar to the existing revolving facility, except for an update to the financial covenant that requires compliance with a springing super-priority lien net leverage ratio test, a liquidity covenant and an anti-cash hoarding covenant. Upon entry into the OpCo Super-Priority Revolver, the Company’s revolving commitments under the existing credit agreement dated September 6, 2017 were terminated.

Fees incurred in connection with the issuance of the OpCo Super-Priority Revolver were $2.5 million and are capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet will be amortized over the remaining term of the facility using the straight-line method.

Payment-in-kind Elections

Under the terms of the 2028 Refinance Credit Agreement, through September 8, 2025, the Company may, at its discretion, make a payment in kind election (“PIK Interest Election”) to convert a portion of the quarterly interest margin payable to principal, and the converted principal is subject to an additional 1.00% margin. Under the terms of the 2L Note Indenture, the Company will make a PIK Interest Election for 2.50% of the annual interest payable for each of its first six semi-annual interest payments starting on August 15, 2025. The Company may elect to pay interest in cash at its discretion.

On April 2, 2025, the Company executed the PIK Interest Election on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable in the amount of $12.8 million, thereby capitalizing $15.8 million to principal payments due at maturity. On April 1, 2025, the Company executed the PIK Interest Election on the 2029 Refinance Senior Notes, to defer payment of a portion of the quarterly interest margin payable in the amount of $2.0 million by capitalizing the amount as principal payments due at maturity.

As of March 31, 2025, the Company has deferred $59.6 million of interest payable and capitalized as long-term debt. As of December 31, 2024, the Company has deferred $41.8 million of interest payable and capitalized as long-term debt, which is payable at maturity.

Compliance with Debt Covenants

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

The definition of Liquidity is substantially similar under both the OpCo Super-Priority Revolver and the 2028 Refinance Credit Agreement. In addition, the OpCo Super-Priority Revolver’s anti-cash hoarding covenant requires repayment of existing borrowings under the OpCo Super-Priority Revolver of the excess amount of cash and cash equivalents held by loan parties over $100.0 million or the excess cash and cash equivalents held by non-loan parties over $50.0 million. If the Company is unable to achieve its forecasts or maintain minimum liquidity covenants, it could have a material adverse impact on our access to liquidity, results of operation and financial condition.

As of March 31, 2025, the Company was in compliance with all debt covenant requirements under all debt agreements. The Company had Liquidity of $416.8 million, comprised of $121.5 million of cash and cash equivalents and approximately $295.3 million of funds available for borrowing under both the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, $280.3 million and $15.0 million respectively.

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

As of March 31, 2025, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $320.1 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of March 31, 2025:

Buy / (Sell)	March 31, 2025
Euro	$(260.8)
South Korean Won	$(25.3)
New Taiwan Dollar	$14.6
Swiss Franc	$6.9
Swedish Krona	$6.7

Open foreign exchange forward contracts as of March 31, 2025 had maturities occurring over a period of two months.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of March 31, 2025, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of March 31, 2025 had maturities occurring over a period of 9 months and had a notional value of approximately 73 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Open commodity economic hedges as of March 31, 2025 had maturities occurring over a period of 9 months and had a notional value of approximately 18 thousand megawatt hours of natural gas purchases.

Summary of Derivative Instruments

The following tables presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(721.0)	$23.2	$(843.4)	$(3.8)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(0.3)	$—	$(4.8)	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$(10.0)	$—	$6.5
Commodity economic hedges
Amount of gain (loss) recognized in income	$(1.9)	$—	$(1.6)	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2025 and 2024:

`	Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended
	March 31,
	2025	2024
Designated as Cash Flow Hedges
Commodity cash flow hedges	$—	$2.7
Total	$—	$2.7
Designated as Net Investment Hedges

	Gain (Loss) Recognized in Other income, net in Statement of Operations
	Three Months Ended
	March 31,
	2025	2024
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$(10.0)	$7.3
Remeasurement of foreign currency-denominated assets and liabilities	8.0	(9.4)
Total	$(2.0)	$(2.1)

The Company expects to reclassify in the next twelve months an approximate $0.3 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of March 31, 2025, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	March 31, 2025
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.2	$—	$—	$0.2
Gross derivative asset position	0.2	—	—	0.2
Less: Counterparty netting	(0.2)	—	—	(0.2)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$(10.0)	$—	$(0.3)	$(10.3)
Gross derivative liability position	(10.0)	—	(0.3)	(10.3)
Less: Counterparty netting	0.2	—	—	0.2
Net derivative liability position	$(9.8)	$—	$(0.3)	$(10.1)
Total net derivative position	$(9.8)	$—	$(0.3)	$(10.1)

	December 31, 2024
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$7.3	$—	$—	$7.3
Gross derivative asset position	7.3	—	—	7.3
Less: Counterparty netting	(2.7)	—	—	(2.7)
Net derivative asset position	$4.6	$—	$—	$4.6
Liability Derivatives:
Accounts payable	$(2.7)	$(1.0)	$(0.5)	$(4.2)
Gross derivative liability position	(2.7)	(1.0)	(0.5)	(4.2)
Less: Counterparty netting	2.7	—	—	2.7
Net derivative liability position	$—	$(1.0)	$(0.5)	$(1.5)
Total net derivative position	$4.6	$(1.0)	$(0.5)	$3.1

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Liabilities at Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Foreign exchange forward contracts—Liabilities	$—	$(9.8)	$—	$(9.8)
Commodity cash flow hedges—Liabilities	—	(0.3)	—	(0.3)
Total fair value	$—	$(10.1)	$—	$(10.1)

	December 31, 2024
Assets (Liabilities) at Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Foreign exchange forward contracts—Assets	$—	$4.6	$—	$4.6
Commodity economic hedges—(Liabilities)	—	(1.0)	—	(1.0)
Commodity cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Total fair value	$—	$3.1	$—	$3.1
(1)	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2024, which were still held as of March 31, 2025. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, operated until the fourth quarter of 2022 when the Company closed the plant in connection with the Asset Restructuring Plan. During the three months ended March 31, 2025, the plant was fully decommissioned and demolished and all assets were written off through restructuring charges. Refer to Note 4 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As of December 31, 2024, the value of the Boehlen styrene monomer assets were recorded at $3.1 million within the Company’s condensed consolidated balance sheet herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2025 and December 31, 2024:

	As of	As of
	March 31, 2025	December 31, 2024
2028 Refinance Term Loans	$1,254.8	$1,129.7
2028 Term Loan B	337.6	446.7
2029 Refinance Senior Notes	311.7	—
2029 Senior Notes	—	279.6
2025 Senior Notes	—	114.8
Total fair value	$1,904.1	$1,970.8

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of March 31, 2025 and December 31, 2024.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination, including Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of March 31, 2025 and December 31, 2024, the Company had $1.7 million and $1.3 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

In connection with the Asset Restructuring Plan as described within Note 4, the Company concluded the Boehlen, Germany site and Stade, Germany site no longer had indeterminate lives. Accordingly, during the year ended December 31, 2022 and December 31, 2024, respectively, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated as of March 31, 2025.

Change in asset retirement obligation
Balance at December 31, 2024	$33.6
Obligations incurred and adjustments to estimated obligations (1)	(8.1)
Settlements	(4.7)
Accretion expense	0.7
Currency translation adjustment	1.0
Balance at March 31, 2025	$22.5
(1)	During the three months ended March 31, 2025, the Company was able to realize efficiencies during decommissioning which allowed for a change in the cost estimate of the retirement obligation.

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the current portion was $12.5 million and $15.5 million, respectively, and the long-term portion was $10.0 million and $18.1 million, respectively.

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

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim and statement of defense of Trinseo’s counterclaim. On February 10, 2025, Trinseo filed a statement of rejoinder in defense of Synthos’ claims and a reply to Synthos’ statement of defense of Trinseo’s counterclaim. On March 21, 2025, Synthos filed a further statement of defense against Trinseo’s counterclaim.

The Company believes it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2025	2024	2025	2024
Net periodic benefit cost
Service cost	$1.7	$2.1	$0.2	$0.1
Interest cost	1.4	2.4	0.2	0.2
Expected return on plan assets	(0.1)	(1.0)	(0.3)	(0.2)
Amortization of prior service credit	—	(0.1)	—	—
Amortization of net gain	(0.5)	(0.3)	—	—
Net periodic benefit cost	$2.5	$3.1	$0.1	$0.1

The Company had less than $0.4 million of net periodic benefit costs for its other postretirement plans for the three months ended March 31, 2025 and 2024.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $191.2 million and $183.3 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.2 million during the three months ended March 31, 2025. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $7.4 million to its defined benefit plans for the remainder of 2025.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below. The following table summarizes the Company’s share-based compensation expense for the three months ended March 31, 2025 and 2024, as well as unrecognized compensation cost as of March 31, 2025:

	Three Months Ended		March 31, 2025
	March 31,		Unrecognized		Weighted
	2025	2024	Compensation Cost		Average Years
RSUs(1)	$2.8	$2.4	$3.1		2.3
Options	0.1	0.8	0.1		0.8
PSUs	0.6	0.6	3.9		2.1
Restricted Cash Units ("RCUs")	2.2	2.1	4.5	(2)	1.7
Total share-based compensation expense	$5.7	$5.9
(1)	RSU awards as of March 31, 2025 includes RSUs granted in February 2025 which the award is subject to, and conditioned upon, the receipt of shareholder approval of an amendment to the Plan at the Company’s annual general meeting of shareholders. In the event shareholder approval is not received, each Restricted Stock Unit award represents the right to receive an amount in cash equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap. The unrecognized compensation cost related to the awards granted in February 2025 is calculated using the stock price as of March 31, 2025
(2)	Unrecognized Compensation Cost related to RCU awards as of March 31, 2025 is calculated using the stock price, subject to certain minimum and maximum amounts, as of March 31, 2025.

The following table summarizes awards granted and the respective weighted average grant date fair value for the three months ended March 31, 2025:

	Three Months Ended
	March 31, 2025
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs(1)	842,847	$5.00
PSUs	600,986	3.54
RCUs	1,518,653	5.00
(1)	The award is subject to, and conditioned upon, the receipt of shareholder approval of an amendment to the Plan at the Company’s annual general meeting of shareholders. In the event shareholder approval is not received, each Restricted Stock Unit award represents the right to receive an amount in cash equal to the lower of the closing price per share of our common stock on the vesting date or a specified per share price cap.

Performance Share Units (PSUs)

PSUs, which are granted to executives, cliff vest on the third anniversary of the date of grant, generally subject to the executive remaining continuously employed by the Company through the vesting date and achieving certain performance obligations. The number of the PSUs that vest upon completion of the service period can range from 0% to 200% of the original grant, subject to certain limitations, contingent upon the Company’s total shareholder return during the performance period relative to a pre-defined set of industry peer companies. For the awards granted in February 2025, if the total shareholder return exceeds 100%, the Company, in its sole discretion, may elect to pay the grantee in lieu of shares and in settlement of the PSUs exceeding 100%, an amount in cash equal to the closing price per share of our common stock on the vesting date times the number of PSUs vesting above 100% on the vesting date. The February 2025 awards to be settled in shares are accounted for as equity settled shares, with a grant date fair value of $2.99. The February 2025 awards able to be settled in shares or cash are accounted for as liability settled awards, with a grant date fair value of $0.55.

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the three months ended March 31, 2025:

Three Months Ended
March 31, 2025
Expected term (in years)	3.00
Expected volatility	85.00%
Risk-free interest rate	4.05%
Share price	$5.00

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

NOTE 16—SEGMENTS AND GEOGRAPHIC INFORMATION

The Company operates under four segments: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics and medical, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, the Engineered Materials segment also includes PMMA and activated methyl methacrylates (“MMA”) products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene (“SB”) latex and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Polymer Solutions segment contains the results of the ABS, styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses, as well as compounds and blends for automotive and other applications. The Polymer Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022, and the legacy Polystyrene segment, which includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is the metric used by the chief operating decision maker to measure segment operating performance and is defined below, for the three months ended March 31, 2025 and 2024. The information in the tables below has been adjusted to show the historical results recasted to reflect the current segment structure, as discussed in Note 1. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment and by geography for the three months ended March 31, 2025 and 2024.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Three Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
March 31, 2025
Net sales	$277.3	$209.3	$298.2	$—	$784.8	$—	$784.8
Cost of sales	(261.1)	(182.6)	(277.3)	—	(721.0)	—	(721.0)
Selling, general and administrative expenses	(16.5)	(8.8)	(7.9)	—	(33.2)	(57.8)	(91.0)
Equity in losses of unconsolidated affiliates	—	—	—	(1.8)	(1.8)	—	(1.8)
Other income and (expense)(2)	0.2	(0.4)	25.7	—	25.5	(2.3)	23.2
Other segment items(3)	(0.6)	0.1	7.7	—	7.2	27.4	34.6
Depreciation and amortization expenses(4)	26.4	6.9	(1.9)	—	31.4	4.6	36.0
Adjusted EBITDA(1)	$25.7	$24.5	$44.5	$(1.8)	$92.9
Investments in unconsolidated affiliates	—	—	—	220.8	220.8	—	220.8
Capital expenditures	3.4	3.6	1.1	—	8.1	0.6	8.7
March 31, 2024
Net sales	$282.5	$241.5	$380.0	$—	$904.0	$—	$904.0
Cost of sales	(281.9)	(213.0)	(348.5)	—	(843.4)	—	(843.4)
Selling, general and administrative expenses	(13.5)	(9.6)	(15.9)	—	(39.0)	(31.1)	(70.1)
Equity in earnings of unconsolidated affiliates	—	—	—	6.2	6.2	—	6.2
Other income and (expense)	0.1	(0.6)	(0.4)	—	(0.9)	(2.9)	(3.8)
Other segment items(3)	(2.4)	0.1	6.6	—	4.3	2.8	7.1
Depreciation and amortization expenses(4)	25.6	7.3	7.3	—	40.2	4.8	45.0
Adjusted EBITDA(1)	$10.4	$25.7	$29.1	$6.2	$71.4
Investments in unconsolidated affiliates	—	—	—	258.4	258.4	—	258.4
Capital expenditures	8.4	4.9	2.2	—	15.5	0.2	15.7
(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	On November 13, 2024, the Company announced it entered into agreements to supply a polycarbonate technology license and proprietary polycarbonate production equipment in Stade, Germany to a wholly owned subsidiary of Deepak for use in India. During the first quarter of 2025, the Company completed its performance obligations on the delivery of the technology license and recognized $26.0 million in “Other Expense (Income), Net” within the Polymer Solutions segment.

(3)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(4)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2025	2024
Loss before income taxes	$(72.4)	$(70.1)
Interest expense, net	66.6	63.0
Depreciation and Amortization(4)	36.0	45.0
Corporate Unallocated(5)	28.1	26.4
Adjusted EBITDA Addbacks(6)	34.6	7.1
Segment Adjusted EBITDA	$92.9	$71.4
(4)

During the three months ended March 31, 2025, a $8.1 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation was recognized as the Company was able to realize efficiencies during decommissioning.

(5)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(6)	Adjusted EBITDA addbacks for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	2025	2024
Loss on financing transactions (Note 10)	$24.9	$—
Net gain on disposition of businesses and assets	—	(3.6)
Restructuring and other charges (Note 4)	7.4	9.4
Other items (a)	2.3	1.3
Total Adjusted EBITDA Addbacks	$34.6	$7.1
(a)	Other items for the 2025 period primarily relate to fees incurred in conjunction with the Company’s strategic initiatives. Other items for the 2024 period primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, as well as costs related to our transition to a new enterprise resource planning system.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2025 and 2024	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2024	$(170.2)	$20.9	$7.2	$(142.1)
Other comprehensive income (loss)	19.5	—	(0.3)	19.2
Amounts reclassified from AOCI to net loss(1)	—	(0.6)	0.3	(0.3)
Balance as of March 31, 2025	$(150.7)	$20.3	$7.2	$(123.2)

Balance at December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
Other comprehensive income (loss)	(11.8)	—	0.1	(11.7)
Amounts reclassified from AOCI to net loss(1)	—	(0.4)	4.3	3.9
Balance as of March 31, 2024	$(153.7)	$16.7	$(0.4)	$(137.4)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Statements of Operations
AOCI Components	2025	2024	Classification
Cash flow hedging items
Commodity cash flow hedges	$0.3	$4.8	Cost of sales
Total before tax	0.3	4.8
Tax effect	—	(0.5)	Provision for (benefit from) income taxes
Total, net of tax	$0.3	$4.3

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.1)	(a)
Net actuarial (gain) loss	(0.7)	(0.4)	(a)
Total before tax	(0.9)	(0.5)
Tax effect	0.3	0.1	Provision for (benefit from) income taxes
Total, net of tax	$(0.6)	$(0.4)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2025 Year-to-Date Highlights

During the three months ended March 31, 2025, Trinseo recognized net loss of $79.0 million and Adjusted EBITDA of $64.8 million. Adjusted EBITDA for the quarter included $26.0 million of licensing income discussed below, higher margins from improved product mix, and moderating input costs despite continued weak demand in many of our end markets offset by lower earnings from its equity method investment, Americas Styrenics. The Company continues to have access to capital resources through the recently completed refinancings of our debt structure.

Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

New Financing Arrangements

On December 9, 2024, the Company executed a Transaction Support Agreement (the “TSA”) with certain supporting creditors, including holders of the Company’s 2025 Notes and 2029 Senior Notes, 2028 Refinance Credit Agreement lenders, lenders under the 2026 Revolving Facility and certain term lenders under the Credit Agreement. The supporting creditors agreed to support a series of transactions to refinance near-term maturities, provide additional operating liquidity, extend the Company’s nearest debt maturity to 2028, and capture discount from an exchange of its 2029 Senior Notes.

On January 17, 2025, the Company completed a series of transactions contemplated by the TSA, including an offer to exchange any outstanding 5.125% senior notes due 2029 (the “2029 Senior Notes”) in exchange for new 7.625% Second Lien Senior Secured Notes due 2029 (the “2029 Refinance Senior Notes”). The 2029 Refinance Senior Notes with an aggregate principal amount of approximately $379.5 million were issued in exchange for a total of approximately $446.5 million aggregate principal amount of the 2029 Senior Notes, or 99.88% of the outstanding principal. The 2029 Refinance Senior Notes bear interest at a rate of 7.625%, of which: (i) from the Settlement Date until and through the sixth semiannual interest payment date following the Settlement Date, 5.125% will be payable in cash and 2.50% will be payable in-kind either by increasing the principal amount of the outstanding 2029 Refinance Senior Notes, or, at the Company’s option, in cash; and (ii) thereafter, the entire 7.625% per annum will be payable in cash. Interest on the 2029 Refinance Senior Notes will be paid semiannually on February 15 and August 15 of each year, commencing on August 15, 2025. The 2029 Refinance Senior Notes will mature on May 3, 2029. On March 20, 2025, the remaining 2029 Senior Notes, including principal, redemption premium, and interest thereon, was paid in full in the amount of $0.5 million, upon which redemption the related indenture was satisfied and discharged.

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

The Company also executed a new credit agreement to provide a new super priority revolving credit facility (the “OpCo Super-Priority Revolver”) in an initial aggregate principal committed amount of $300.0 million with a February 2028 maturity date. This OpCo Super-Priority Revolver has a revised springing covenant, a liquidity covenant, an anti-cash hoarding covenant, and is available to be drawn upon immediately. The OpCo Super-Priority Revolver replaced the Company’s existing revolving credit facility due to mature in May 2026.

Polycarbonate technology license and production equipment transactions

On November 13, 2024, the Company announced it entered into agreements to supply a polycarbonate technology license and proprietary polycarbonate production equipment in Stade, Germany to a wholly owned subsidiary of Deepak for use in India for a value of approximately $52.5 million. During the first quarter of 2025, the Company completed its performance obligations on the delivery of the technology license and recognized $26.0 million in “Other Expense (Income), Net” within the Polymer Solutions segment in the condensed consolidated statement of operations.

Exploration for Divestiture of Americas Styrenics

In March 2024, the Company announced it commenced a sale process for the Company’s interest in Americas Styrenics, via the initiation of an ownership exit provision in the joint venture agreement. Trinseo and Chevron Phillips Chemical Company LP, co-owners of Americas Styrenics, have decided to pursue a joint sale process. While we, along with our partner, remain committed to sell Americas Styrenics, with our focus being to maximize value, given recent volatility in equity and debt markets, a signing may not occur until there are improvements in those underlying markets.

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our business is subject to risks related to the impact of global trade conflicts and the imposition of tariffs by the United States or other countries including those with China, Canada, and the European Union. Although we generally manufacture products and procure raw materials in the regions where our products are sold, these tariffs may negatively impact demand and increase some product costs. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our customers’ products resulting in proportionate reductions in demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows. We continue to closely monitor as well as engage with our customers and suppliers to analyze how tariffs could impact our business. We are not able to predict whether such tariffs will be permanent, whether new tariffs will be implemented or which jurisdictions would be impacted. Uncertainty over global tariffs has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further changes in trade policy, trade restrictions, tariffs, or other governmental action has the potential to adversely impact our costs, including prices of raw materials, or demand for our products or our customers’ products, which in turn could adversely impact our business, financial condition and results of operations.

Results of Operations

Results of Operations for the Three months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
(in millions)	2025	%	2024	%
Net sales	$784.8	100%	$904.0	100%
Cost of sales	721.0	92%	843.4	93%
Gross profit	63.8	8%	60.6	7%
Selling, general and administrative expenses	91.0	12%	70.1	8%
Equity in earnings (losses) of unconsolidated affiliate	(1.8)	—%	6.2	1%
Operating loss	(29.0)	(4)%	(3.3)	—%
Interest expense, net	66.6	8%	63.0	7%
Other expense (income), net	(23.2)	(3)%	3.8	—%
Loss before income taxes	(72.4)	(9)%	(70.1)	(7)%
Provision for income taxes	6.6	1%	5.4	1%
Net loss	$(79.0)	(10)%	$(75.5)	(8)%

Three Months Ended – March 31, 2025 vs. March 31, 2024

Net Sales

Net sales decreased 13% year-over-year, primarily driven by lower sales volumes across all business segments, due to continued end market demand weakness and intentionally reducing volumes or exiting low-margin businesses, particularly in Polymer Solutions and Latex Binders, in order to optimize plant operations and sales mix.

Cost of Sales

The 15% decrease in cost of sales was primarily attributable to a 11% decrease due to lower sales volumes.

Gross Profit

The $3.2 million increase in gross profit was primarily due to higher margins, principally reflecting the absence of unfavorable impacts from prior year natural gas hedge losses and higher plant utilization. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $20.9 million, or 30%, increase in SG&A was primarily due to a $23.9 million increase in costs associated with the Company’s debt refinancing transaction executed in the first quarter, partially offset by a $2.0 million decrease in costs associated with the Company’s restructuring plan.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $8.0 million was due to lower polystyrene volumes and higher raw material input costs.

Interest Expense, Net

The increase in interest expense, net of $3.6 million, or 6%, was primarily attributable to the increased year-over-year usage of our short-term borrowing under the Accounts Receivable Securitization Facility and the additional 1.00% margin on the executed payment in kind election (“PIK Interest Election”) on the 2028 Refinance Term Loans. These increases were partially offset by a decrease in market interest rates on our variable rate debt, specifically the 2028 Refinance Loans and the 2028 Term Loan B. Refer to Note 10 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other income, net for the three months ended March 31, 2025 was $23.2 million, which was primarily driven by $26.0 million of license income for polycarbonate technology, partially offset by net foreign exchange transaction losses of $2.0 million and $0.7 million of expense related to the non-service cost components of net periodic benefit cost.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended March 31, 2025 totaled $6.6 million, resulting in an effective tax rate of (9.1)%. Benefit from income taxes for the three months ended March 31, 2024 totaled $5.4 million, resulting in an effective tax rate of (7.7)%.

The increase in provision for income taxes for the three months ended March 31, 2025 is primarily driven by the geographical mix of earnings.

Outlook

While uncertain economic and geopolitical conditions may negatively impact results in the second quarter of 2025, we expect to have seasonally stronger volumes in building and construction applications, lower costs in Engineered Materials, and higher Americas Styrenics earnings while maintaining disciplined discretionary spend and working capital management. Second quarter free cash flow is also expected to breakeven as a result of typical seasonal working capital improvements.

The Company has access to capital resources, through the recent concerted liquidity improvement actions allowing the Company to manage the continued impact of the challenging macroeconomic environment and higher interest costs on our business operations for the foreseeable future. The profitability improvement factors noted above, coupled with certain cash preservation initiatives that have been undertaken, such as closely managing working capital and a focus on required capital expenditures, will allow us to maintain adequate liquidity to position the Company to deliver improved results.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2025 and 2024. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the fourth quarter of 2024, as described in Note 16 of the condensed consolidated financial statements.

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

	Three Months Ended
	March 31,
($ in millions)	2025	2024	% Change
Net sales	$277.3	$282.5	(2)%
Adjusted EBITDA	$25.7	$10.4	147%
Adjusted EBITDA margin	9%	4%

Three Months Ended – March 31, 2025 vs. March 31, 2024

The 2% decrease in net sales was primarily attributable to a 3% decrease due to lower sales volumes from Compounds for automotive and MMA. This was partially offset by a 2% increase due to higher pricing from raw material pass-through.

Adjusted EBITDA increased $15.3 million, of which $17.7 million was due to higher margins resulting from lower natural gas hedge losses and more normalized MMA market dynamics. This was partially offset by a decrease of $1.7 million due to lower sales volumes.

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

	Three Months Ended
	March 31,
($ in millions)	2025	2024	% Change
Net sales	$209.3	$241.5	(13)%
Adjusted EBITDA	$24.5	$25.7	(5)%
Adjusted EBITDA margin	12%	11%

Three Months Ended – March 31, 2025 vs. March 31, 2024

The 13% decrease in net sales was primarily attributable to a 15% decrease due to lower sales volumes in paper and board in Asia and Europe. This was partially offset by a 3% increase from higher price from the pass-through of higher raw material costs.

The $1.2 million, or 5%, decrease in Adjusted EBITDA was primarily due to a $6.8 million, or 26%, lower sales volumes in paper and board. This was partially offset by an increase of $3.7 million, or 15%, attributable to lower fixed costs, and 8%, or $2.2 million, due to higher margins from the exit of styrene production in Terneuzen as well as pricing actions in Europe and North America.

Polymer Solutions Segment

Our Polymer Solutions segment consists of a variety of polymers, the majority of which are for automotive and building and construction applications. The segment includes our mass ABS, styrene-acrylonitrile (“SAN”), and polystyrene businesses, as well as our polycarbonate technology.

	Three Months Ended
	March 31,
($ in millions)	2025	2024	% Change
Net sales	$298.2	$380.0	(22)%
Adjusted EBITDA	$44.5	$29.1	53%
Adjusted EBITDA margin	15%	8%

Three Months Ended – March 31, 2025 vs. March 31, 2024

Net sales decreased by 22% year-over-year, primarily due to lower sales volumes in polystyrene from portfolio optimization actions as well as polycarbonate as a result of exiting production at Stade, Germany in the fourth quarter, continued weaker market conditions, and a 1% decrease from lower pricing.

The $15.4 million, or 53%, increase in Adjusted EBITDA was primarily due to $26.0 million of polycarbonate technology licensing income paired with a $14.8 million increase, or 51%, from lower fixed costs from the exit of polycarbonate production in Stade, Germany. These increases were partially offset by a $13.2 million decrease, or 45%, from lower sales volumes and a $12.3 million decrease, or 42%, unfavorable timing from the pass-through of higher raw material costs.

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

	Three Months Ended
	March 31,
($ in millions)	2025	2024	% Change
Adjusted EBITDA*	$(1.8)	$6.2	(129)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – March 31, 2025 vs. March 31, 2024

The decrease in Adjusted EBITDA was mainly due to lower polystyrene volumes and higher raw material input costs.

Non-GAAP Performance Measures

We present Adjusted EBITDA as a non-GAAP financial performance measure, which we define as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets and related legal costs; restructuring charges; acquisition related costs, certain strategic initiatives and other items. In doing so, we are providing management, investors, and credit rating agencies with an indicator of our ongoing performance and business trends, removing the impact of transactions and events that we would not consider a part of our core operations.

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

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net loss	$(79.0)	$(75.5)
Interest expense, net	66.6	63.0
Provision for income taxes	6.6	5.4
Depreciation and amortization(a)	36.0	45.0
EBITDA(b)	$30.2	$37.9
Loss on financing transactions(c)	24.9	—
Net gain on disposition of businesses and assets(d)	—	(3.6)
Restructuring and other charges(e)	7.4	9.4
Other items(f)	2.3	1.3
Adjusted EBITDA	$64.8	$45.0
(a)	During the three months ended March 31, 2025, an $8.1 million credit was recognized due to a change in cost estimate related to the Boehlen, Germany asset retirement obligation as the Company was able to realize efficiencies during decommissioning.
(b)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(c)	Amounts for the three months ended March 31, 2024 primarily relate to fees incurred in conjunction with Company’s debt refinancing transaction that did not meet the criteria for deferred financing charges as the transaction was accounted for as a modification of debt in accordance with ASC 470-60. Refer to Note 10 in the condensed consolidated financial statements for further information.
(d)	Amounts for the three months ended March 31, 2024 primarily relate to the sale of the Belen, New Mexico and Bronderslev, Denmark manufacturing facilities. Refer to Note 4 in the condensed consolidated financial statements for further information.
(e)	Amounts for the three months ended March 31, 2025 and 2024 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.

(f)	Other items for the three months ended March 31, 2025 primarily relate to fees incurred for certain other strategic initiatives, including the potential divestiture of our styrenics business.

Other items for the three months ended March 31, 2024 primarily relate to fees incurred in conjunction with certain of the Company’s strategic initiatives, including the potential divestiture of our styrenics business and our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2025 and 2024. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(110.2)	$(66.2)
Investing activities	(8.7)	(11.0)
Financing activities	32.8	(9.2)
Effect of exchange rates on cash	2.5	(3.2)
Net change in cash, cash equivalents, and restricted cash	$(83.6)	$(89.6)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 totaled $110.2 million, which included a $102.6 million increase in working capital, including the impact of $18.0 million in expenses related to refinancing that were not eligible for capitalization as deferred financing costs.

Net cash used in operating activities during the three months ended March 31, 2024 totaled $66.2 million, which included a $39.4 million of cash interest payments. While the first quarter working capital increase was expected, it was higher than our typical seasonal working capital build due to significantly higher styrene costs.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 totaled $8.7 million, which was primarily attributable to capital expenditures.

Net cash used in investing activities during the three months ended March 31, 2024 totaled $11.0 million, which was primarily attributable to capital expenditures of $15.7 million offset by proceeds from the sale of other assets of $4.7 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 totaled $32.8 million. During the three months the Company drew $70.0 million in proceeds from the Accounts Receivable Securitization Facility, and repaid $10.0 million, principally related to funding working capital through the quarter. This activity also included the issuance of additional 2028 Refinance Term Loans ($115.0 million of aggregate principal) in exchange for the redemption of the 2025 Senior Notes ($115.0 million reduction in aggregate principal), $19.8 million of debt issuance costs that met the criteria for deferred financing charges, $0.5 million of dividends paid, and $1.8 million of net repayments of short-term borrowings.

Net cash used in financing activities during the three months ended March 31, 2024 totaled $9.2 million. This activity was primarily due to $4.6 million in debt repayments, $0.6 million of dividends paid, and $3.7 million of net repayments of short-term borrowings. During the three months the Company drew and fully repaid $30.0 million in proceeds from the Accounts Receivable Securitization Facility.

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

	Three Months Ended
	March 31,
(in millions)	2025	2024
Cash used in operating activities	$(110.2)	$(66.2)
Capital expenditures	(8.7)	(15.7)
Free Cash Flow	$(118.9)	$(81.9)

Refer to the discussion above for significant impacts to cash provided by (used in) operating activities for the three months ended March 31, 2025 and 2024.

Capital Resources and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, to service our outstanding indebtedness, and to fund the return of capital to shareholders via dividend payments and ordinary share repurchases, when deemed appropriate. Our sources of liquidity include cash on hand, cash flow from operations from continuing operations, and amounts available under the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility (discussed further below).

The 2028 Refinance Credit Agreement requires the Company to comply with customary affirmative, negative and financial covenants, and contains events of default including (i) relating to a change of control or (ii) failure to maintain at least $100.0 million of Liquidity at the end of any calendar month, and (iii) a cross default to the Credit Agreement. If an event of default occurs, the Term Lenders will be entitled to take various actions, including the acceleration of amounts due under the 2028 Refinance Term Loans. Liquidity is defined substantially similar under both the OpCo Super-Priority Revolver and the 2028 Refinance Credit Agreement, as a combination of cash and cash equivalents held at certain of the Company’s restricted subsidiaries as well as the funds available for borrowing under both the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, subject to certain restrictions outlined in the 2028 Refinance Credit Agreement.

In addition, the OpCo Super-Priority Revolver’s anti-cash hoarding covenant requires repayment of existing borrowings under the OpCo Super-Priority Revolver of the excess amount of cash and cash equivalents held by loan parties over $100.0 million or the excess cash and cash equivalents held by non-loan parties over $50.0 million. As of March 31, 2025, the Company was in compliance with all debt covenant requirements under all debt agreements.

As of March 31, 2025, the Company had Liquidity of $416.8 million, comprised of $121.5 million of cash and cash equivalents and approximately $295.3 million of funds available for borrowing under both the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, $280.3 million and $15.0 million respectively.

As of March 31, 2025 and December 31, 2024, we had $2,518.1 million and $2,448.4 million, respectively, in outstanding indebtedness and $346.7 million and $267.3 million, respectively, in working capital. In addition, as of March 31, 2025 and December 31, 2024, we had $75.3 million and $107.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of March 31, 2025 and December 31, 2024 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Three Months Ended			As of and for the Year Ended
	March 31, 2025			December 31, 2024
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Refinance Senior Notes	$445.4	7.7%	$3.9	$—	—%	$—
2029 Senior Notes	—	5.0%	1.6	447.0	5.0%	24.8
2025 Senior Notes	—	5.2%	0.3	115.0	5.3%	6.5
Senior Credit Facility
2028 Term Loan B	720.2	7.2%	13.8	721.9	8.0%	62.2
OpCo Super-Priority Revolver	—	—%	0.6	—	—%	—
2026 Revolving Facility	—	—%	—	—	—%	2.9
2028 Refinance Term Loans	1,212.8	13.8%	44.3	1,083.2	14.4%	167.8
Accounts Receivable Securitization Facility	135.0	9.1%	2.8	75.0	8.7%	6.9
Other indebtedness	4.7	8.0%	0.1	6.3	3.6%	0.4
Total	$2,518.1		$67.4	$2,448.4		$271.5

Our 2025 Senior Notes were issued under an indenture executed in 2017 (the “2025 Notes Indenture”), included $115.0 million aggregate principal amount of 5.375% senior notes that mature on September 1, 2025. On January 17, 2025, the remaining 2025 Senior Notes, including principal and interest thereon, were redeemed, upon which redemption the related indenture was satisfied and discharged. In exchange, the Company amended the 2028 Refinance Credit Agreement to provide for an additional senior secured term loan facility of $115.0 million original principal bearing interest at a rate per annum equal to Term SOFR plus 8.50%, subject to a 3.00% SOFR floor.

Our 2029 Senior Notes, as issued under the indenture executed in 2021 (the “2029 Notes Indenture”), included $447.0 million aggregate principal amount of 5.125% senior notes that mature on April 1, 2029. On January 17, 2025, the Company redeemed $446.5 million of aggregate principal in exchange for the issuance of the second lien 2029 Refinance Senior Notes. Our 2029 Refinance Senior Notes, as issued under the indenture executed in 2025 (the “2L Note Indenture”), include $379.5 million aggregate principal amount of 7.625% senior notes that mature on May 3, 2029. Interest on the 2029 Refinance Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2025. On March 20, 2025, the remaining 2029 Senior Notes, including principal, redemption premium, and interest thereon, were redeemed for $0.5 million, upon which redemption the related indenture was satisfied and discharged.

The 2028 Refinance Term Loans (with original principal of $1,077.3 million, maturing in May 2028) require scheduled quarterly payments in amounts equal to 0.25% of the original principal plus the additional $115.0 million of principal issued in January 2025. The 2028 Refinance Term Loans bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor, were issued at a 3.0% original issue discount and

The Senior Credit Facility includes our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2028 Term Loan B is SOFR plus 2.50% (subject to a 0.00% SOFR floor), and was issued at a 0.5% original issue discount.

During the three months ended March 31, 2025, the Company made $1.9 million and $2.7 million of net principal payments on the 2028 Term Loan B and the 2028 Refinance Term Loans, respectively, with an additional $18.3 million of scheduled future payments classified within current debt on the Company’s consolidated balance sheet as of March 31, 2025 related to both the 2028 Refinance Term Loans and the 2028 Term Loan B.

Under the terms of the 2028 Refinance Credit Agreement, through September 8, 2025, the Company may, at its discretion, make a payment in kind election (“PIK Interest Election”) to convert a portion of the quarterly interest margin payable to principal, and the converted principal is subject to an additional 1.00% margin. Under the terms of the 2L Note Indenture, the Company will make a PIK Interest Election for 2.50% of the annual interest payable for each of its first six semi-annual interest payments starting on August 15, 2025.

During the three months ended March 31, 2025, the Company executed the PIK Elections and deferred $14.8 million of interest payable and capitalized as long-term debt. During the year ended December 31, 2024, the Company deferred payment of $33.9 million of interest payable and capitalized as long-term debt.

As of March 31, 2025, under the OpCo Super-Priority Revolver, the Company had a capacity of $300.0 million with capacity of $60.0 million under the letter of credit subfacility. As of March 31, 2025, the Company had funds available for borrowing of $280.3 million (net of the applicable $19.7 million outstanding letters of credit as defined in the secured credit agreement). Additionally, the Company was required to pay a quarterly commitment fee for any unused commitments equal to 0.375% per annum.

We also continue to maintain an accounts receivable securitization facility that matures in January 2028, with an optional one-year extension (the “Accounts Receivable Securitization Facility”). The facility has a borrowing limit of $150.0 million and bears interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the Accounts Receivable Securitization Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75%, and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. It contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness and may be terminated at any time, subject to a 1.00% call premium prior to January 2027.

As of March 31, 2025, there was $135.0 million outstanding under the facility and the Company had $183.9 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $15.0 million of additional funds available for borrowing. During the quarter ended March 31, 2025, the Company drew $70.0 million and repaid $10.0 million from the facility.

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

Trinseo Holding S.á r.l. (formerly Trinseo Materials Operating S.C.A.) and Trinseo Materials Finance, Inc. (the “Issuers” of our 2029 Refinance Senior Notes and “Borrowers” under our Senior Credit Facility) are dependent upon the cash generation and receipt of distributions and dividends or other payments from our subsidiaries and joint venture in order to satisfy their debt obligations. There are no known significant restrictions by third parties on the ability of subsidiaries of the Company to disburse or dividend funds to the Issuers and the Borrowers in order to satisfy these obligations. However, as the Company’s subsidiaries are located in a variety of jurisdictions, the Company can give no assurances that our subsidiaries will not face transfer restrictions in the future due to regulatory or other reasons beyond our control.

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the three months ended March 31, 2025, the Company declared dividends of $0.01 per ordinary share, totaling $0.4 million, all of which was accrued as of March 31, 2025 and was paid in April 2025. These dividends are within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures.

Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

Despite the economic environment, the Company maintains access to capital resources through continued focus on liquidity improvement actions. We believe funds provided by operations, our existing cash and cash equivalent balances, coupled with borrowings available under our OpCo Super-Priority Revolver and our Accounts Receivable Securitization Facility will be adequate to meet all necessary operating and capital expenditures for at least the next twelve months under current operating conditions. Further, we also believe that our financial resources will allow us to manage the anticipated impact of this challenging macroeconomic environment on our business operations for the foreseeable future, which could include lower demand, reductions in revenue or delays in payments from customers and other third parties. However, in the event the Company is unable to achieve its forecasts or maintain minimum liquidity covenants, it could have a material adverse impact on our access to liquidity, results of operation and financial condition.

Our ability to generate cash from operations to service our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part 1, Item 1A – Risk Factors of our Annual Report, as well as risk factors included in Part II, Item 1A herein. As of March 31, 2025, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended March 31, 2025, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2024. Certain material updates to these risk factors are included below.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, one director and one executive officer adopted trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

Name	Action	Date	Duration (1)	Total Number of Shares to be Sold
Jeffrey Cote, Director (2)	Adopted	03/04/2025	06/05/2025 – 03/04/2026	Up to 100,000 shares
Angelo Chaclas, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	Adopted	03/05/2025	07/15/2025 – 12/05/2025	Up to 95,000 shares
(1)	Unless earlier terminated pursuant to the terms of the trading arrangement.
(2)	Trading arrangement entered into by the Cote 2019 Irrevocable Indenture Trust, whose shares are reported as indirectly held by Mr. Cote.

No other directors or executive officers of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2025.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum and Articles of Association of Trinseo PLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on June 17, 2022).

4.1

Indenture among Trinseo Luxco Finance SPV S.à r.l., Trinseo NA Finance SPV LLC, the guarantors named therein, The Bank of New York Mellon, as trustee, and Alter Domus (US) LLC, as collateral agent, dated as of January 17, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed January 21, 2025).

4.2	Form of Global Restricted Note due 2029 (incorporated by reference as Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed January 21, 2025).

10.1*†	Form of Contingent Restricted Stock Unit Award Agreement

10.2*†	Form of Performance Stock Unit Award Agreement

10.3*†	Form of Restricted Cash Unit Award Agreement

10.4*

Employment Agreement between Trinseo Europe GmbH and Francesca Reverberi dated October 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed May 5, 2022)

10.5

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo Europe GmbH and Francesca Reverberi dated October 1, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.6§

Credit Agreement, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the guarantors and lenders party thereto, dated as of January 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 21, 2025)

10.7§

2025 Incremental Amendment to the Credit Agreement dated September 6, 2017, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Trinseo Luxco Finance SPV S.à r.l., and Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto, dated as of January 17, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 21, 2025)

10.8*§

Third Amendment to Credit Agreement dated as of September 8, 2023, by and among Trinseo NA Finance LLC, Trinseo LuxCo Finance SPV S.à r.l., Trinseo NA Finance SPV LLC, Trinseo PLC, and Alter Domus (US) LLC, as administrative agent and collateral agent, dated January 17, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 21, 2025)

19.1†	Trinseo PLC Insider Trading Policy

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Filed herewith.

* Compensatory plan or arrangement.

§ Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and portions of this exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 8, 2025

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)