Form 10-Q
period 2025-06-30
Trinseo PLC
filed 2025-08-07
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, there were 35,952,575 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2025

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo PLC” refers to Trinseo PLC (NYSE: TSE), a public limited company existing under the laws of Ireland, and not its subsidiaries. The terms “Trinseo,” the “Company,” “we,” “us” and “our” refer to Trinseo PLC and its consolidated subsidiaries, taken as a consolidated entity. All financial data provided in this Quarterly Report is the financial data of Trinseo PLC, unless otherwise indicated. Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”). The Company may distribute cash to shareholders under Irish law via dividends or distributions made from distributable profits.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$137.0	$209.8
Accounts receivable, net of allowances (June 30, 2025: $12.7; December 31, 2024: $8.5)	433.9	379.9
Inventories	378.0	347.2
Other current assets	57.0	51.3
Total current assets	1,005.9	988.2
Investments in unconsolidated affiliate	224.0	222.6
Property, plant and equipment, net of accumulated depreciation (June 30, 2025: $854.2; December 31, 2024: $824.0)	587.6	575.8
Other assets
Goodwill	67.6	59.9
Other intangible assets, net	560.1	598.8
Right-of-use assets – operating, net	63.3	63.9
Deferred income tax assets	37.3	37.0
Deferred charges and other assets	86.1	97.9
Total other assets	814.4	857.5
Total assets	$2,631.9	$2,644.1
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current portion of long-term debt	$170.0	$210.9
Accounts payable	331.8	263.1
Current lease liabilities – operating	12.0	12.9
Income taxes payable	4.4	4.9
Accrued expenses and other current liabilities	189.5	229.1
Total current liabilities	707.7	720.9
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,321.2	2,200.7
Noncurrent lease liabilities – operating	54.0	53.3
Deferred income tax liabilities	37.6	37.5
Other noncurrent obligations	261.7	251.6
Total noncurrent liabilities	2,674.5	2,543.1
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (June 30, 2025: 40.1 shares issued and 36.0 shares outstanding; December 31, 2024: 39.6 shares issued and 35.4 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (June 30, 2025: 0.025 shares issued and outstanding; December 31, 2024: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	518.6	514.6
Treasury shares, at cost (June 30, 2025: 4.1 shares; December 31, 2024: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(978.1)	(792.8)
Accumulated other comprehensive loss	(91.2)	(142.1)
Total shareholders’ equity (deficit)	(750.3)	(619.9)
Total liabilities and shareholders’ equity (deficit)	$2,631.9	$2,644.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$784.3	$920.0	$1,569.1	$1,824.0
Cost of sales	747.7	851.6	1,468.7	1,695.0
Gross profit	36.6	68.4	100.4	129.0
Selling, general and administrative expenses	78.1	70.1	169.1	140.2
Equity in earnings of unconsolidated affiliate	8.2	15.6	6.4	21.8
Operating income (loss)	(33.3)	13.9	(62.3)	10.6
Interest expense, net	69.5	64.7	136.1	127.7
Other expense (income), net	0.2	(3.3)	(23.0)	0.5
Loss before income taxes	(103.0)	(47.5)	(175.4)	(117.6)
Provision for income taxes	2.5	20.3	9.1	25.7
Net loss	$(105.5)	$(67.8)	$(184.5)	$(143.3)
Weighted average shares‒basic	35.7	35.3	35.6	35.3
Net loss per share‒basic:	$(2.95)	$(1.92)	$(5.18)	$(4.06)
Weighted average shares‒diluted	35.7	35.3	35.6	35.3
Net loss per share‒diluted:	$(2.95)	$(1.92)	$(5.18)	$(4.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(105.5)	$(67.8)	$(184.5)	$(143.3)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	32.3	(4.4)	51.8	(16.2)
Net gain (loss) on cash flow hedges (net of tax of $(0.1), $(0.6), $(0.1), and $(2.3))	(0.5)	4.8	(0.5)	9.2
Pension and other postretirement benefit plans:
Net gain arising during period	1.7	—	1.7	—
Amounts reclassified from accumulated other comprehensive loss	(1.5)	(0.4)	(2.1)	(0.8)
Total other comprehensive income (loss), net of tax	32.0	—	50.9	(7.8)
Comprehensive loss	$(73.5)	$(67.8)	$(133.6)	$(151.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	35.4	4.1	—	$0.4	$—	$514.6	$(200.0)	$(142.1)	$(792.8)	$(619.9)
Net loss	—	—	—	—	—	—	—	—	(79.0)	(79.0)
Other comprehensive income	—	—	—	—	—	—	—	18.9	—	18.9
Share-based compensation activity	0.2	—	—	—	—	1.2	—	—	—	1.2
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2025	35.6	4.1	—	$0.4	$—	$515.8	$(200.0)	$(123.2)	$(872.2)	$(679.2)
Net loss	—	—	—	—	—	—	—	—	(105.5)	(105.5)
Other comprehensive income	—	—	—	—	—	—	—	32.0	—	32.0
Share-based compensation activity	0.4	—	—	—	—	2.8	—	—	—	2.8
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2025	36.0	4.1	—	$0.4	$—	$518.6	$(200.0)	$(91.2)	$(978.1)	$(750.3)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)
Net loss	—	—	—	—	—	—	—	—	(75.5)	(75.5)
Other comprehensive loss	—	—	—	—	—	—	—	(7.8)	—	(7.8)
Share-based compensation activity	0.1	—	—	—	—	3.6	—	—	—	3.6
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 31, 2024	35.3	4.1	—	$0.4	$—	$507.8	$(200.0)	$(137.4)	$(518.8)	$(348.0)
Net loss	—	—	—	—	—	—	—	—	(67.8)	(67.8)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Share-based compensation activity	0.1	—	—	—	—	2.3	—	—	—	2.3
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2024	35.4	4.1	—	$0.4	$—	$510.1	$(200.0)	$(137.4)	$(586.9)	$(413.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(184.5)	$(143.3)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	95.8	91.6
Amortization of deferred financing fees and issuance discount (premium)	5.5	7.6
Deferred income tax	1.1	8.9
Share-based compensation expense	7.7	8.4
Earnings of unconsolidated affiliate, net of dividends	(1.4)	(16.8)
Unrealized net (gain) loss on foreign exchange forward contracts	13.8	(8.6)
Unrealized net loss on commodity economic swap contracts	5.4	—
Pension curtailment and settlement gain	(0.8)	—
Loss on extinguishment of long-term debt	0.2	—
Gain on sale of other assets	—	(7.2)
Changes in assets and liabilities
Accounts receivable	(27.8)	(56.8)
Inventories	(8.1)	(12.3)
Accounts payable and other current liabilities	1.6	33.2
Income taxes payable	0.6	(3.4)
Other assets, net	22.2	9.8
Other liabilities, net	(34.7)	(19.2)
Cash used in operating activities	(103.4)	(108.1)
Cash flows from investing activities
Capital expenditures	(18.5)	(29.9)
Proceeds from the sale of other assets	—	8.2
Cash used in investing activities	(18.5)	(21.7)
Cash flows from financing activities
Deferred financing fees	(19.8)	(0.3)
Short-term borrowings, net	(2.3)	(8.8)
Dividends paid	(0.9)	(0.9)
Withholding taxes paid on restricted share units	(0.2)	—
Acquisition-related contingent consideration payment	—	(0.7)
Repurchases and repayments of long-term debt	(9.6)	(9.1)
Net proceeds from issuance of 2028 Refinance Term Loans	115.0	—
Repayments of 2025 Senior Notes	(115.0)	—
Proceeds from Accounts Receivable Securitization Facility	130.0	200.4
Repayments of Accounts Receivable Securitization Facility	(55.0)	(200.4)
Proceeds from Revolving Facility	50.0	—
Repayments of Revolving Facility	(50.0)	—
Cash provided by (used in) financing activities	42.2	(19.8)
Effect of exchange rates on cash	7.0	(3.6)
Net change in cash, cash equivalents, and restricted cash	(72.7)	(153.2)
Cash, cash equivalents, and restricted cash—beginning of period	211.9	261.1
Cash, cash equivalents, and restricted cash—end of period	$139.2	$107.9
Less: Restricted cash	2.2	2.3
Cash and cash equivalents—end of period	$137.0	$105.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2025 and 2024 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2024 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended June 30, 2025. However, actual results could differ from these estimates and assumptions.

The December 31, 2024 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2024 audited consolidated financial statements but does not include all disclosures required by GAAP for annual periods.

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

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of June 30, 2025, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and six months ended June 30, 2025 and 2024. Prior period balances in this table have been reclassified to reflect the current segment structure. Refer to Note 16 for further information.

	Engineered	Latex	Polymer
Three Months Ended	Materials	Binders	Solutions	Total
June 30, 2025
United States	$127.3	$75.9	$34.9	$238.1
Europe	104.8	89.4	180.6	374.8
Asia-Pacific	38.7	37.2	64.6	140.5
Rest of World	22.4	1.7	6.8	30.9
Total	$293.2	$204.2	$286.9	$784.3
June 30, 2024
United States	$144.4	$80.2	$39.7	$264.3
Europe	118.7	108.2	217.8	444.7
Asia-Pacific	38.5	62.4	78.9	179.8
Rest of World	22.2	1.6	7.4	31.2
Total	$323.8	$252.4	$343.8	$920.0

	Engineered	Latex	Polymer
Six Months Ended	Materials	Binders	Solutions	Total
June 30, 2025
United States	$251.5	$145.4	$76.8	$473.7
Europe	203.2	181.8	361.5	746.5
Asia-Pacific	73.8	82.9	133.0	289.7
Rest of World	42.0	3.4	13.8	59.2
Total	$570.5	$413.5	$585.1	$1,569.1
June 30, 2024
United States	$265.1	$145.5	$80.1	$490.7
Europe	232.7	217.5	457.0	907.2
Asia-Pacific	63.7	128.1	172.1	363.9
Rest of World	44.8	2.8	14.6	62.2
Total	$606.3	$493.9	$723.8	$1,824.0

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

The Company recorded net pre-tax restructuring charges of $60.4 million inception-to-date under the 2024 Restructuring Plan and Stade Shutdown, consisting of $24.6 million of severance and related benefit costs, $27.9 million of asset related charges, and $7.9 million of contract terminations. Asset-related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost and $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $2.4 million.

The Company expects to incur incremental contract terminations of $17.0 million to $19.0 million and asset related charges of $1.9 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027. The following table summarizes the charges (credits) incurred by segment related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended	Six Months Ended
2024 Restructuring Plan and Stade Shutdown Charges (Credits) by Segment	June 30, 2025	June 30, 2025
Engineered Materials	$0.1	$(0.2)
Latex Binders	—	—
Polymer Solutions	6.0	8.6
Corporate (1)	(0.1)	—
Total	$6.0	$8.4
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges (credits) incurred related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended	Six Months Ended
2024 Restructuring Plan and Stade Shutdown Charges (Credits)	June 30, 2025	June 30, 2025
Severance and related benefit costs	$0.5	$(0.1)
Asset related charges (credits)	0.5	1.5
Contract terminations	5.0	7.0
Total	$6.0	$8.4

The following table summarizes the activities related to the 2024 Restructuring Plan and Stade Shutdown:

2024 Restructuring Plan and Stade Shutdown	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2024	$20.9	$—	$0.9	$21.8
Restructuring charges (credits)	(0.1)	0.4	7.0	7.3
Payments (1)	(3.8)	—	(6.9)	(10.7)
Asset write-offs	—	(0.4)	—	(0.4)
Reserve balance at June 30, 2025	$17.0	$—	$1.0	$18.0
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $0.5 million and $1.1 million, respectively, of accretion expense incurred during the three and six months ended June 30, 2025 related to the asset retirement obligation liability at Stade, Germany. Refer to Note 13 for further information on the asset retirement obligation activity at Stade, Germany.

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

The Company recorded net pre-tax restructuring charges of $80.5 million inception-to-date under the Asset Optimization and Corporate Restructuring plan, consisting of $17.2 million of severance and related benefit costs, $54.1 million of asset related charges, and $9.2 million of contract terminations costs. Asset-related charges include $32.5 million of accelerated depreciation charges of plant, property and equipment, and decommissioning and other charges of $21.6 million associated with the plant and production closures. The Company expects to incur an incremental $1.1 million of asset related charges through the end of 2025 and $1.1 million of demolition costs in 2026. The majority of the employee termination benefit charges are expected to be paid by the end of 2026.

The following table summarizes the charges (credits) incurred by segment related to the Asset Optimization and Corporate Restructuring plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Asset Optimization and Corporate Restructuring Plan Charges (Credits) by Segment	2025	2024	2025	2024
Engineered Materials	$—	$0.3	$0.1	$1.4
Polymer Solutions	4.1	5.4	6.5	10.2
Corporate (1)	—	0.1	(0.1)	1.3
Total	$4.1	$5.8	$6.5	$12.9
(1)	The charges (credits) related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges (credits) incurred related to the Asset Optimization and Corporate Restructuring plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Asset Optimization and Corporate Restructuring Plan Charges (Credits)	2025	2024	2025	2024
Severance and related benefit costs	$0.6	$0.2	$1.0	$0.7
Asset related charges (credits)	3.5	2.6	5.5	5.5
Contract terminations	—	3.0	—	6.7
Total	$4.1	$5.8	$6.5	$12.9

The following table summarizes the activities related to the Asset Optimization and Corporate Restructuring plan:

Asset Optimization and Corporate Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2024	$4.7	$—	$—	$4.7
Restructuring charges	1.0	5.5	—	6.5
Payments (1)	(3.9)	(3.5)	—	(7.4)
Asset write-offs	—	(2.0)	—	(2.0)
Reserve balance at June 30, 2025	$1.8	$—	$—	$1.8
(1)	Includes immaterial impacts of foreign currency remeasurement.

Asset Restructuring Plan

In December 2022, the Company announced an Asset Restructuring Plan”) that included the closure of certain uncompetitive plants and product lines, including, among other sites, the closure of manufacturing operations at the styrene production facility in Boehlen, Germany.

The Company recorded net pre-tax restructuring charges of $55.8 million inception-to-date under the Asset Restructuring Plan, consisting of $8.7 million of severance and related benefit costs, $35.2 million of asset related charges, and $11.8 million of contract terminations costs. Asset-related charges include $19.2 million related to the accelerated depreciation for the asset retirement cost at Boehlen, Germany, $7.7 million in accelerated depreciation charges of plant, property and equipment and decommissioning and other charges of $8.3 million.

The Company expects to incur an incremental $5.5 million primarily related to contract termination charges within the Polymer Solutions segment through 2026.

The following table summarizes the charges (credits) incurred by segment related to the Asset Restructuring Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Asset Restructuring Plan Charges (Credits) by Segment	2025	2024	2025	2024
Engineered Materials	$—	$—	$(0.3)	$—
Polymer Solutions	0.7	1.5	(6.8)	3.0
Total	$0.7	$1.5	$(7.1)	$3.0

The following table is a summary of charges (credits) incurred related to the Asset Restructuring Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Asset Restructuring Plan Charges (Credits)	2025	2024	2025	2024
Severance and related benefit costs	$—	$—	$(0.3)	$(0.6)
Asset related charges (credits) (1)	—	0.2	(8.1)	0.5
Contract terminations	0.7	1.3	1.3	3.1
Total	$0.7	$1.5	$(7.1)	$3.0
(1)	Asset related charges (credits) include activities related to an asset retirement obligation at Boehlen, Germany. For the six months ended June 30, 2025, the Company recorded a credit of $(8.1) million reflecting a change in cost estimate related to the asset retirement obligation as the Company was able to realize efficiencies during the initial phase of site demolition.

The following table summarizes the activities related to the Asset Restructuring Plan:

Asset Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2024	$1.2	$—	$—	$1.2
Restructuring charges	(0.3)	—	1.3	1.0
Payments (1)	(0.5)	—	(1.3)	(1.8)
Reserve balance at June 30, 2025	$0.4	$—	$—	$0.4
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $(8.1) million related to a change in estimate for the Boehlen, Germany asset retirement obligation incurred during the six months ended June 30, 2025. Refer to Note 13 for further information on the asset retirement obligation activity at Boehlen, Germany.

NOTE 5—INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Effective income tax rate	(2.4)%	(42.7)%	(5.2)%	(21.9)%

Provision for income taxes for the three and six months ended June 30, 2025 totaled $2.5 million and $9.1 million, respectively, resulting in an effective tax rate of (2.4)% and (5.2)%, respectively. Provision for income taxes for the three and six months ended June 30, 2024 totaled $20.3 million and $25.7 million, respectively, resulting in an effective tax rate of (42.7)% and (21.9)%, respectively.

The main drivers of the increase in the effective income tax rate for the three and six months ended June 30, 2025 compared to the prior year was the geographical mix of earnings, the establishment of a valuation allowance in the amount of $13.7 million for the Company’s China Subsidiary recorded in the second quarter 2024 and an increase in its reserve in the amount of $3.5 million for unrecognized tax benefits related to its ongoing tax examination in China recorded in the second quarter 2024.

On July 4, 2025, the United States enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA), resulting in changes to U.S. federal income tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Trinseo is currently evaluating the impact of the legislation on its results of operations and will recognize the related tax impacts in the period of enactment.

The Organization of Economic Co-operation and Development’s (“OECD”) Global Anti-Base Erosion (“GloBE”) rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. There was not a material impact to tax expense for the three and six months ended June 30, 2025 and 2024. The Company will continue to monitor the implementation of Pillar Two by jurisdiction and evaluate the potential impact on the consolidated financial statements.

NOTE 6—EARNINGS PER SHARE

Basic earnings per ordinary share (“basic EPS”) is computed by dividing net income available to ordinary shareholders by the weighted average number of the Company’s ordinary shares outstanding for the applicable period. Diluted earnings per ordinary share (“diluted EPS”) is calculated using net income available to ordinary shareholders divided by diluted weighted average ordinary shares outstanding during each period, which includes unvested RSUs, option awards, and PSUs. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a net loss because the inclusion of the potential ordinary shares would have an anti-dilutive effect.

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Earnings:
Net loss	$(105.5)	$(67.8)	$(184.5)	$(143.3)
Shares:
Weighted average ordinary shares outstanding	35.7	35.3	35.6	35.3
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—	—	—
Diluted weighted average ordinary shares outstanding	35.7	35.3	35.6	35.3
Loss per share:
Loss per share‒basic	$(2.95)	$(1.92)	$(5.18)	$(4.06)
Loss per share‒diluted	$(2.95)	$(1.92)	$(5.18)	$(4.06)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three and six months ended June 30, 2025 and June 30, 2024, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Finished goods	$167.4	$144.9
Raw materials and semi-finished goods	172.9	167.3
Supplies	37.7	35.0
Total	$378.0	$347.2

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales	$397.8	$492.7	$826.7	$878.7
Gross profit	$29.5	$55.3	$40.6	$66.9
Net income (loss)	$16.2	$36.2	$14.3	$32.5

As of June 30, 2025 and December 31, 2024, the Company’s investment in Americas Styrenics was $224.0 million and $222.6 million, respectively, which was $8.8 million and $9.5 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.2 years as of June 30, 2025. The Company received dividends of $5.0 million from Americas Styrenics during the three and six months ended June 30, 2025 and received dividends of $5.0 million during the three and six months ended June 30, 2024.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2024 to June 30, 2025:

	Engineered	Latex	Polymer	Americas
	Materials	Binders	Solutions	Styrenics	Total
Balance at December 31, 2024	$13.9	$14.5	$31.5	$—	$59.9
Foreign currency impact	1.8	1.8	4.1	—	7.7
Balance at June 30, 2025	$15.7	$16.3	$35.6	$—	$67.6

As of June 30, 2025 and December 31, 2024, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment. During the second quarter 2025, the Company’s operating results have been adversely impacted by weakness in demand in consumer end markets as well as overall uncertainty in the global economy. Should these conditions persist, or other events occur indicating that the estimated future cash flows of the reporting units have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

NOTE 10—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, debt consisted of the following:

			June 30, 2025
	Interest Rate as of June 30, 2025	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Refinance Senior Notes (3)	7.625%	May 2029	$383.8	$60.3	$444.1	$(25.8)	$418.3
Senior Credit Facility
2028 Term Loan B	7.090%	May 2028	720.0	(1.6)	718.4	(7.9)	710.5
OpCo Super-Priority Revolver(4)	Various	February 2028	—	—	—	—	—
2028 Refinance Term Loans (5)	12.742%	May 2028	1,250.1	(22.1)	1,228.0	(20.4)	1,207.6
Accounts Receivable Securitization Facility (6)	Various	January 2028	150.0	—	150.0	—	150.0
Other indebtedness	Various	Various	4.8	—	4.8	—	4.8
Total debt			$2,508.7	$36.6	$2,545.3	$(54.1)	$2,491.2
Less: current portion (7)							(170.0)
Total long-term debt, net of unamortized deferred financing fees							$2,321.2

			December 31, 2024
	Interest Rate as of December 31, 2024	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes (3)	5.125%	April 2029	$447.0	$—	$447.0	$(9.3)	$437.7
2025 Senior Notes (5)	5.375%	September 2025	115.0	—	115.0	(0.2)	114.8
Senior Credit Facility
2028 Term Loan B	7.276%	May 2028	723.8	(1.9)	721.9	(9.2)	712.7
2026 Revolving Facility (8)	Various	May 2026	—	—	—	—	—
2028 Refinance Term Loans (5)	13.158%	May 2028	1,108.3	(25.1)	1,083.2	(18.1)	1,065.1
Accounts Receivable Securitization Facility (6)	Various	January 2028	75.0	—	75.0	—	75.0
Other indebtedness	Various	Various	6.3	—	6.3	—	6.3
Total debt			$2,475.4	$(27.0)	$2,448.4	$(36.8)	$2,411.6
Less: current portion (7)							(210.9)
Total long-term debt, net of unamortized deferred financing fees							$2,200.7
(1)	This caption includes various original issue accounting adjustments related to original issue premium and discounts, all of which are amortized to interest expense using the straight-line method over the related instrument’s term. The 2029 Refinance Senior Notes were accounted for as a modification of debt in accordance with ASC 470-60 and therefore the difference between the carrying value of the exchanged 5.125% Senior Notes due 2029 (the “2029 Senior Notes”) and the principal amount of the 7.625% second lien senior notes due 2029 (the “2029 Refinance Senior Notes”) was recorded as debt premium and will be reduced as contractual interest payments are made. The unamortized balance of this debt premium was $60.3 million as of June 30, 2025. The 2028 Term Loan B was issued at a 0.5% original issue discount, whose unamortized balance was $1.6 million as of June 30, 2025 and $1.9 million as of December 31, 2024. The 2028 Refinance Term Loans were issued at a 3.0% original issue discount, whose unamortized balance was $22.1 million as of June 30, 2025 and $25.1 million as of December 31, 2024.
(2)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(3)	The 2029 Senior Notes were partially exchanged on January 17, 2025 for the 2029 Refinance Senior Notes and the remaining $0.5 million was fully repaid on March 20, 2025.

(4)	As of June 30, 2025, under the OpCo Super-Priority Revolver, the Company had a capacity of $300.0 million with capacity of $60.0 million under the letter of credit subfacility. As of June 30, 2025, the Company had funds available for borrowing of $271.0 million (net of the applicable $29.0 million outstanding letters of credit as defined in the secured credit agreement). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

The OpCo Super-Priority Revolver features a springing covenant which applies when 30% or more of the OpCo Super-Priority Revolver’s capacity is drawn which then requires the Company to meet a superpriority lien net leverage ratio (as defined in the secured credit agreement) not to exceed 1.50x at the end of each financial quarter. As of June 30, 2025, the outstanding borrowings did not exceed the 30% threshold.

(5)	The 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans and the remainder was fully repaid on January 17, 2025 using the proceeds of the second tranche of 2028 Refinance Term Loans.
(6)	As of June 30, 2025, this facility had a borrowing capacity of $150.0 million and $150.0 million outstanding under the facility. As of June 30, 2025 the Company had $155.3 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had no additional funds available for borrowing.

As of December 31, 2024, this facility had a borrowing capacity of $150.0 million, and $75.0 million outstanding under the facility. As of December 31, 2024 the Company had $125.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $50.0 million of additional funds available for borrowing.

(7)	The current portion of long-term debt as of June 30, 2025 was primarily related to the $150.0 million outstanding under the AR Securitization Facility as well as $18.3 million of scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

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

This refinancing transaction was accounted as a debt modification under ASC 470-50 and as a result, the Company wrote-off the unamortized deferred financing fees, $0.2 million, related to the 2025 Senior Notes. In connection with the issuance of the Second Tranche Refinance Term Loans, the Company expensed third-party costs incurred during the transaction of $5.4 million and capitalized $5.2 million of fees paid to lenders upon completion of the transaction within

“Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet will be amortized over the remaining term of the 2028 Refinance Term Loans using the straight-line method.

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

This refinancing transaction was accounted for as a modification of debt in accordance with ASC 470-60 and as a result, the Company expensed third-party costs incurred during the transaction of $20.9 million and capitalized $20.0 million of fees paid to lenders upon completion of the transaction within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet. The capitalized lender fees along with the unamortized deferred financing fees related to the tendered 2029 Senior Notes will be amortized over the term of the 2029 Refinance Senior Notes using the straight-line method, which is not materially different from the effective interest method. The difference between the carrying value of the exchanged 2029 Senior Notes and the principal amount of the 2029 Refinance Senior Notes, mainly related to the reduction in principal due to the terms of the exchange, was recorded as debt premium of $67.0 million within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet and will be amortized over the term of the 2029 Refinance Senior Notes using the straight-line method, which is not materially different from the effective interest method.

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

On April 2, 2025, the Company executed the PIK Interest Election on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable in the amount of $12.8 million, thereby capitalizing $15.8 million to principal payments due at maturity. On April 1, 2025, the Company executed the PIK Interest Election on the 2029 Refinance Senior Notes, to defer payment of a portion of the quarterly interest margin payable in the amount of $2.0 million by capitalizing the amount as principal payments due at maturity. On June 29, 2025, the Company executed the PIK Interest Election on the 2028 Refinance Term Loans and the 2029 Refinance Senior Notes, to defer payment of a portion of the quarterly interest margin payable in the amount of $13.3 million and $2.4 million, respectively, thereby capitalizing $16.4 million and $2.4 million, respectively, to principal payments due at maturity.

As of June 30, 2025, the Company has deferred $78.3 million of interest payable and capitalized as long-term debt, which is payable at maturity. As of December 31, 2024, the Company has deferred $41.8 million of interest payable and capitalized as long-term debt, which is payable at maturity.

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

As of June 30, 2025, the Company was in compliance with all debt covenant requirements under all debt agreements. The Company had Liquidity of $399.1 million, comprised of $128.1 million of cash and cash equivalents and approximately $271.0 million of funds available for borrowing under the OpCo Super-Priority Revolver.

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

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment and as a result, any mark-to-market fluctuations are recognized currently at each reporting date within loss before income taxes.

As of June 30, 2025, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $247.8 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of June 30, 2025:

Buy / (Sell)	June 30, 2025
Euro	$(186.0)
South Korean Won	$(28.9)
New Taiwan Dollar	$15.0
Swedish Krona	$9.5
Swiss Franc	$2.4

Open foreign exchange forward contracts as of June 30, 2025 had maturities occurring over a period of two months.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of June 30, 2025, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of June 30, 2025 had maturities occurring over a period of 6 months and had a notional value of approximately 77 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. There were no open commodity economic hedges as of June 30, 2025.

Summary of Derivative Instruments

The following tables presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(747.7)	$(69.5)	$(0.2)	$(851.6)	$(64.7)	$3.3

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(0.8)	$—	$—	$(2.8)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(20.0)	$—	$—	$4.5
Commodity economic hedges
Amount of gain (loss) recognized in income	$—	$—	$—	$0.6	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,468.7)	$(136.1)	$23.0	$(1,695.0)	$(127.7)	$(0.5)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(1.1)	$—	$—	$(7.6)	$—	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Cost of sales	Interest expense, net	Other (expense) income, net	Cost of sales	Interest expense, net	Other (expense) income, net
The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$(30.0)	$—	$—	$11.8
Commodity economic hedges
Amount of gain (loss) recognized in income	$(1.9)	$—	$—	$(1.0)	$—	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2025 and 2024:

`	Gain (Loss) Recognized in AOCI on Balance Sheet		Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Designated as Cash Flow Hedges
Commodity cash flow hedges	$(0.6)	$4.2	$(0.6)	$6.9
Total	$(0.6)	$4.2	$(0.6)	$6.9

	Gain (Loss) Recognized in Other income, net in Statement of Operations		Gain (Loss) Recognized in Other income, net in Statement of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$(20.0)	$4.5	$(30.0)	$11.8
Remeasurement of foreign currency-denominated assets and liabilities	20.8	(3.3)	28.8	(12.8)
Total	$0.8	$1.2	$(1.2)	$(1.0)

The Company expects to reclassify in the next twelve months an approximate $0.9 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of June 30, 2025, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	June 30, 2025
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.2	$—	$—	$0.2
Gross derivative asset position	0.2	—	—	0.2
Less: Counterparty netting	(0.2)	—	—	(0.2)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$9.6	$—	$0.9	$10.5
Gross derivative liability position	9.6	—	0.9	10.5
Less: Counterparty netting	(0.2)	—	—	(0.2)
Net derivative liability position	$9.4	$—	$0.9	$10.3
Total net derivative position	$9.4	$—	$0.9	$10.3

	December 31, 2024
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$7.3	$—	$—	$7.3
Gross derivative asset position	7.3	—	—	7.3
Less: Counterparty netting	(2.7)	—	—	(2.7)
Net derivative asset position	$4.6	$—	$—	$4.6
Liability Derivatives:
Accounts payable	$(2.7)	$(1.0)	$(0.5)	$(4.2)
Gross derivative liability position	(2.7)	(1.0)	(0.5)	(4.2)
Less: Counterparty netting	2.7	—	—	2.7
Net derivative liability position	$—	$(1.0)	$(0.5)	$(1.5)
Total net derivative position	$4.6	$(1.0)	$(0.5)	$3.1

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Liabilities at Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Foreign exchange forward contracts—Liabilities	$—	$9.4	$—	$9.4
Commodity cash flow hedges—Liabilities	—	0.9	—	0.9
Total fair value	$—	$10.3	$—	$10.3

	December 31, 2024
Assets (Liabilities) at Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Foreign exchange forward contracts—Assets	$—	$4.6	$—	$4.6
Commodity economic hedges—(Liabilities)	—	(1.0)	—	(1.0)
Commodity cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Total fair value	$—	$3.1	$—	$3.1
(1)	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2024, which were still held as of June 30, 2025. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, operated until the fourth quarter of 2022 when the Company closed the plant in connection with the Asset Restructuring Plan. During the six months ended June 30, 2025, the plant was fully decommissioned and demolished, and all assets were written off through restructuring charges. Refer to Note 4 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As of December 31, 2024, the value of the Boehlen styrene monomer assets were recorded at $3.1 million within the Company’s condensed consolidated balance sheet herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2025 and December 31, 2024:

	As of	As of
	June 30, 2025	December 31, 2024
2028 Refinance Term Loans	$1,246.8	$1,129.7
2028 Term Loan B	315.7	446.7
2029 Refinance Senior Notes	260.0	—
2029 Senior Notes	—	279.6
2025 Senior Notes	—	114.8
Total fair value	$1,822.5	$1,970.8

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of June 30, 2025 and December 31, 2024.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination, including Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of June 30, 2025 and December 31, 2024, the

Company had $2.1 million and $1.3 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

In connection with the Asset Restructuring Plan as described within Note 4, the Company concluded the Boehlen, Germany site and Stade, Germany site no longer had indeterminate lives. Accordingly, during the year ended December 31, 2022 and December 31, 2024, respectively, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated as of June 30, 2025.

Change in asset retirement obligation
Balance at December 31, 2024	$33.6
Obligations incurred and adjustments to estimated obligations (1)	(8.1)
Settlements	(10.7)
Accretion expense	1.2
Currency translation adjustment	2.7
Balance at June 30, 2025	$18.7
(1)	During the three and six months ended June 30, 2025, the Company was able to realize efficiencies during decommissioning which allowed for a change in the cost estimate of the retirement obligation.

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the current portion was $7.9 million and $15.5 million, respectively, and the long-term portion was $10.8 million and $18.1 million, respectively.

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

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim and statement of defense of Trinseo’s counterclaim. On February 10, 2025, Trinseo filed a statement of rejoinder in defense of Synthos’ claims and a reply to Synthos’ statement of defense of Trinseo’s counterclaim. On March 21, 2025, Synthos filed a further statement of defense against Trinseo’s counterclaim. During the week of May 19, 2025, an arbitration hearing was held before an arbitration tribunal convened by the German Arbitration Institute, following which the tribunal set a schedule for submission of post-hearing briefings ending during the fourth quarter 2025. Both parties submitted the first post-hearing briefs in July 2025.

The Company continues to believe it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2025	2024	2025	2024
Net periodic benefit cost
Service cost	$1.9	$1.9	$0.1	$0.1
Interest cost	1.6	2.4	0.1	0.2
Expected return on plan assets	(0.1)	(0.9)	(0.3)	(0.2)
Amortization of prior service credit	(0.1)	(0.1)	—	—
Amortization of net gain	(0.5)	(0.3)	—	—
Settlement and curtailment gain	(0.7)	—	(0.1)	—
Net periodic benefit cost	$2.1	$3.0	$(0.2)	$0.1

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2025	2024	2025	2024
Net periodic benefit cost
Service cost	$3.6	$4.0	$0.3	$0.2
Interest cost	3.0	4.8	0.3	0.4
Expected return on plan assets	(0.2)	(1.9)	(0.6)	(0.4)
Amortization of prior service credit	(0.1)	(0.2)	—	—
Amortization of net gain	(1.0)	(0.6)	—	—
Settlement and curtailment gain	(0.7)	—	(0.1)	—
Net periodic benefit cost	$4.6	$6.1	$(0.1)	$0.2

The Company had less than $0.8 million of net periodic benefit costs for its other postretirement plans for the three and six months ended June 30, 2025 and 2024.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $206.3 million and $183.3 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.7 million and $3.9 million, respectively, during the three and six months ended June 30, 2025. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $6.4 million to its defined benefit plans for the remainder of 2025.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below. The Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014 and amended on June 25, 2025 under which 10.0 million ordinary shares is the maximum number that may be delivered upon satisfaction of awards granted.

The following table summarizes the Company’s share-based compensation expense for the three and six months ended June 30, 2025 and 2024, as well as unrecognized compensation cost as of June 30, 2025:

	Three Months Ended		Six Months Ended		June 30, 2025
	June 30,		June 30,		Unrecognized		Weighted
	2025	2024	2025	2024	Compensation Cost		Average Years
RSUs(1)	$0.8	$1.5	$3.6	$3.9	$2.9		1.1
Options	0.1	0.2	0.2	1.0	0.1		0.6
PSUs	0.6	0.7	1.2	1.3	3.3		1.9
Restricted Cash Units ("RCUs")	0.5	0.2	2.7	2.2	3.5	(2)	1.6
Total share-based compensation expense	$2.0	$2.6	$7.7	$8.4
(1)	RSU awards as of June 30, 2025 includes 842,847 RSUs granted in February 2025 to 10 employees which the award was subject to, and conditioned upon, the receipt of shareholder approval of an amendment to the Company’s Omnibus Incentive Plan at the Company’s annual general meeting of shareholders. On June 25, 2025, the shareholders approved the amendment. As a result of the approval, the condition within the RSU awards granted in February was satisfied and the RSU awards granted in February 2025 will be settled through share issuance. As a result on June 25, 2025 the awards were reclassified from liability to equity. The grant date fair value reflects the stock price as of the date of modification and $0.1 million of incremental compensation cost was recognized during the three and six months ended June 30, 2025.
(2)	Unrecognized Compensation Cost related to RCU awards as of June 30, 2025 is calculated using the stock price, subject to certain minimum and maximum amounts, as of June 30, 2025.

The following table summarizes awards granted and the respective weighted average grant date fair value for the six months ended June 30, 2025:

	Six Months Ended
	June 30, 2025
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	1,182,719	$3.21
PSUs	600,986	3.54
RCUs	1,518,653	5.00

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

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the six months ended June 30, 2025:

Six Months Ended
June 30, 2025
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

NOTE 16—SEGMENTS AND GEOGRAPHIC INFORMATION

The Company operates under four segments: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics, medical, automotive, and other applications, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, the Engineered Materials segment also includes PMMA and activated methyl methacrylates (“MMA”) products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene (“SB”) latex and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Polymer Solutions segment contains the results of the ABS, styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses. The Polymer Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022, and the legacy Polystyrene segment, which includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is the metric used by the chief operating decision maker to measure segment operating performance and is defined below, for the three and six months ended June 30, 2025 and 2024. The information in the tables below has been adjusted to show the historical results recasted to reflect the current segment structure, as discussed in Note 1. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment and by geography for the three and six months ended June 30, 2025 and 2024.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Three Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
June 30, 2025
Net sales	$293.2	$204.2	$286.9	$—	$784.3	$—	$784.3
Cost of sales	(274.1)	(188.9)	(284.7)	—	(747.7)	—	(747.7)
Selling, general and administrative expenses	(19.6)	(8.8)	(17.4)	—	(45.8)	(32.3)	(78.1)
Equity in earnings of unconsolidated affiliate	—	—	—	8.2	8.2	—	8.2
Other income and (expense)	0.1	(0.4)	(0.4)	—	(0.7)	0.5	(0.2)
Other segment items(3)	0.5	—	10.6	—	11.1	4.2	15.3
Depreciation and amortization expenses(4)	31.0	10.7	10.2	—	51.9	7.9	59.8
Adjusted EBITDA(1)	$31.1	$16.8	$5.2	$8.2	$61.3
Investments in unconsolidated affiliate	—	—	—	224.0	224.0	—	224.0
Capital expenditures	3.7	4.0	1.6	—	9.3	0.5	9.8
June 30, 2024
Net sales	$323.8	$252.4	$343.8	$—	$920.0	$—	$920.0
Cost of sales	(301.4)	(224.5)	(325.7)	—	(851.6)	—	(851.6)
Selling, general and administrative expenses	(18.1)	(9.3)	(12.3)	—	(39.7)	(30.4)	(70.1)
Equity in earnings of unconsolidated affiliate	—	—	—	15.6	15.6	—	15.6
Other income and (expense)	0.8	(0.4)	2.2	—	2.6	0.7	3.3
Other segment items(3)	(0.2)	0.1	0.4	0.1	0.4	2.6	3.0
Depreciation and amortization expenses(4)	27.1	7.3	7.6	—	42.0	4.6	46.6
Adjusted EBITDA(1)	$32.0	$25.6	$16.0	$15.7	$89.3
Investments in unconsolidated affiliate	—	—	—	269.0	269.0	—	269.0
Capital expenditures	7.2	4.7	1.8	—	13.7	0.5	14.2

	Engineered	Latex	Polymer	Americas	Total	Corporate
Six Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
June 30, 2025
Net sales	$570.5	$413.5	$585.1	$—	$1,569.1	$—	$1,569.1
Cost of sales	(535.2)	(371.5)	(562.0)	—	(1,468.7)	—	(1,468.7)
Selling, general and administrative expenses	(36.1)	(17.6)	(25.3)	—	(79.0)	(90.1)	(169.1)
Equity in earnings of unconsolidated affiliate	—	—	—	6.4	6.4	—	6.4
Other income and (expense)(2)	0.3	(0.8)	25.3	—	24.8	(1.8)	23.0
Other segment items(3)	(0.1)	0.1	18.3	—	18.3	31.6	49.9
Depreciation and amortization expenses(4)	57.4	17.6	8.3	—	83.3	12.5	95.8
Adjusted EBITDA(1)	$56.8	$41.3	$49.7	$6.4	$154.2
Investments in unconsolidated affiliate	—	—	—	224.0	224.0	—	224.0
Capital expenditures	7.1	7.6	2.7	—	17.4	1.1	18.5
June 30, 2024
Net sales	$606.3	$493.9	$723.8	$—	$1,824.0	$—	$1,824.0
Cost of sales	(583.3)	(437.5)	(674.2)	—	(1,695.0)	—	(1,695.0)
Selling, general and administrative expenses	(31.6)	(18.9)	(28.2)	—	(78.7)	(61.5)	(140.2)
Equity in earnings of unconsolidated affiliate	—	—	—	21.8	21.8	—	21.8
Other income and (expense)	0.9	(1.0)	1.8	—	1.7	(2.2)	(0.5)
Other segment items(3)	(2.4)	0.2	7.0	—	4.8	5.3	10.1
Depreciation and amortization expenses(4)	52.7	14.6	14.9	—	82.2	9.4	91.6
Adjusted EBITDA(1)	$42.6	$51.3	$45.1	$21.8	$160.8
Investments in unconsolidated affiliate	—	—	—	269.0	269.0	—	269.0
Capital expenditures	15.6	9.6	4.0	—	29.2	0.7	29.9
(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	On November 13, 2024, the Company announced it entered into agreements to supply a polycarbonate technology license and proprietary polycarbonate production equipment in Stade, Germany to a wholly owned subsidiary of Deepak for use in India. During the first quarter of 2025, the Company completed its performance obligations on the delivery of the technology license and recognized $26.0 million in “Other Expense (Income), Net” within the Polymer Solutions segment.
(3)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(4)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss before income taxes	$(103.0)	$(47.5)	$(175.4)	$(117.6)
Interest expense, net	69.5	64.7	136.1	127.7
Depreciation and Amortization(5)	59.8	46.6	95.8	91.6
Corporate Unallocated(6)	19.7	22.5	47.8	49.0
Adjusted EBITDA Addbacks(7)	15.3	3.0	49.9	10.1
Segment Adjusted EBITDA	$61.3	$89.3	$154.2	$160.8
(5)

During the three months ended June 30, 2025, the Company entered into an agreement to move our current enterprise resource planning (“ERP”) system to a cloud based system, triggering an acceleration of the amortization of the capitalized software assets totaling $13.8 million. During the six months ended June 30, 2025, an $8.1 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation was recognized as the Company was able to realize efficiencies during decommissioning.

(6)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(7)	Adjusted EBITDA addbacks for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Loss on financing transactions (Note 10)	$1.6	$—	$26.5	$—
Net gain on disposition of businesses and assets	—	(3.5)	—	(7.1)
Restructuring and other charges (Note 4)	10.8	4.0	18.2	13.4
Other items (a)	2.9	2.5	5.2	3.8
Total Adjusted EBITDA Addbacks	$15.3	$3.0	$49.9	$10.1
(a)	Other items for the 2025 periods primarily relate to fees incurred in conjunction with the Company’s legal defense costs associated with Synthos litigation, described in Note 13. Other items for the 2024 periods primarily relate to fees incurred in conjunction with Synthos litigation, certain strategic initiatives, as well as costs related to our transition to a new enterprise resource planning system.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2025 and 2024	Adjustments	Plans, Net	Hedges, Net	Total
Balance at March 31, 2025	$(150.7)	$20.3	$7.2	$(123.2)
Other comprehensive income (loss)	32.3	1.7	(1.2)	32.8
Amounts reclassified from AOCI to net loss(1)	—	(1.5)	0.7	(0.8)
Balance as of June 30, 2025	$(118.4)	$20.5	$6.7	$(91.2)

Balance at March 31, 2024	$(153.7)	$16.7	$(0.4)	$(137.4)
Other comprehensive income (loss)	(4.4)	—	2.3	(2.1)
Amounts reclassified from AOCI to net loss(1)	—	(0.4)	2.5	2.1
Balance as of June 30, 2024	$(158.1)	$16.3	$4.4	$(137.4)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2025 and 2024	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2024	$(170.2)	$20.9	$7.2	$(142.1)
Other comprehensive income (loss)	51.8	1.7	(1.5)	52.0
Amounts reclassified from AOCI to net income(1)	—	(2.1)	1.0	(1.1)
Balance as of June 30, 2025	$(118.4)	$20.5	$6.7	$(91.2)

Balance at December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
Other comprehensive income (loss)	(16.2)	—	2.4	(13.8)
Amounts reclassified from AOCI to net income(1)	—	(0.8)	6.8	6.0
Balance as of June 30, 2024	$(158.1)	$16.3	$4.4	$(137.4)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Statements of Operations
AOCI Components	2025	2024	2025	2024	Classification
Cash flow hedging items
Commodity cash flow hedges	$0.8	$2.8	$1.1	$7.6	Cost of sales
Total before tax	0.8	2.8	1.1	7.6
Tax effect	(0.1)	(0.3)	(0.1)	(0.8)	Provision for (benefit from) income taxes
Total, net of tax	$0.7	$2.5	$1.0	$6.8

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.1)	$(0.5)	$(0.2)	(a)
Net actuarial (gain) loss	(0.7)	(0.5)	(1.4)	(0.9)	(a)
Net curtailment and settlement gain	(0.8)	—	(0.8)	—	(a)
Total before tax	(1.7)	(0.6)	(2.7)	(1.1)
Tax effect	0.2	0.2	0.6	0.3	Provision for (benefit from) income taxes
Total, net of tax	$(1.5)	$(0.4)	$(2.1)	$(0.8)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2025 Year-to-Date Highlights

During the three and six months ended June 30, 2025, Trinseo recognized net loss of $105.5 million and $184.5 million, respectively, and Adjusted EBITDA of $41.6 million and $106.4 million, respectively. Adjusted EBITDA for the quarter and year was impacted by continued weak demand in many of our end markets, due to uncertain global financial and economic conditions which was partially offset by lower fixed costs through focused management initiatives. The Company continues to have access to capital resources through the recently completed refinancings of our debt structure.

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

Polycarbonate technology license and production equipment transactions

On November 13, 2024, the Company announced it entered into agreements to supply a polycarbonate technology license and proprietary polycarbonate production equipment in Stade, Germany to a wholly owned subsidiary of Deepak for use in India for a value of approximately $52.5 million. During the first quarter of 2025, the Company completed its performance obligations on the delivery of the technology license and recognized $26.0 million in “Other Expense (Income), Net” within the Polymer Solutions segment in the condensed consolidated statements of operations.

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

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our business is subject to risks related to the impact of global trade conflicts and the imposition of tariffs by the United States or other countries including those with China, Canada, and the European Union. Although we generally manufacture products and procure raw materials in the regions where our products are sold, these tariffs may negatively impact demand and increase some product costs. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our customers’ products resulting in proportionate reductions in demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows. We continue to closely monitor as well as engage with our customers and suppliers to analyze how tariffs could impact our business. We are not able to predict whether such tariffs will be permanent, whether new tariffs will be implemented, or which jurisdictions would be impacted. Uncertainty over global tariffs has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further changes in trade policy, trade restrictions, tariffs, or other governmental action has the potential to adversely impact our costs, including prices of raw materials, or demand for our products or our customers’ products, which in turn could adversely impact our business, financial condition and results of operations.

Results of Operations

Results of Operations for the Three and Six months Ended June 30, 2025 and 2024

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2025	%	2024	%	2025	%	2024	%
Net sales	$784.3	100%	$920.0	100%	$1,569.1	100%	$1,824.0	100%
Cost of sales	747.7	95%	851.6	93%	1,468.7	94%	1,695.0	93%
Gross profit	36.6	5%	68.4	7%	100.4	6%	129.0	7%
Selling, general and administrative expenses	78.1	10%	70.1	8%	169.1	10%	140.2	8%
Equity in earnings of unconsolidated affiliate	8.2	1%	15.6	2%	6.4	—%	21.8	1%
Operating income (loss)	(33.3)	(4)%	13.9	1%	(62.3)	(4)%	10.6	—%
Interest expense, net	69.5	9%	64.7	7%	136.1	8%	127.7	7%
Other expense (income), net	0.2	—%	(3.3)	—%	(23.0)	(1)%	0.5	—%
Loss before income taxes	(103.0)	(13)%	(47.5)	(6)%	(175.4)	(11)%	(117.6)	(7)%
Provision for income taxes	2.5	—%	20.3	2%	9.1	1%	25.7	1%
Net loss	$(105.5)	(13)%	$(67.8)	(8)%	$(184.5)	(12)%	$(143.3)	(8)%

Three Months Ended – June 30, 2025 vs. June 30, 2024

Net Sales

Net sales decreased 15% year-over-year, primarily driven by lower sales volumes across all business segments, due to continued end market demand weakness and intentionally reducing volumes or exiting low-margin businesses, particularly in Latex Binders and activated methyl methacrylates (“MMA”).

Cost of Sales

The 12% decrease in cost of sales was primarily attributable to a 7% decrease due to lower sales volumes and a 5% decrease due to lower pricing.

Gross Profit

The $31.8 million decrease in gross profit was primarily due to lower margins, particularly in Polymer Solutions and Latex Binders, principally reflecting lower plant utilization and lower pricing compared to material costs in the more commoditized businesses. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $8.0 million, or 11%, increase in SG&A was primarily due to a $6.8 million increase in costs associated with the Company’s restructuring plan, a $2.2 million increase in costs associated with the Company’s debt refinancing transaction executed in the first quarter and a $3.0 million increase in the Company’s bad debt expense. These increases were partially offset by a $6.4 million decrease in employee compensation related accruals.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $7.4 million was mainly due to unplanned outages and lower polystyrene sales as demand continued to be weak in all applications.

Interest Expense, Net

The increase in interest expense, net of $4.8 million, or 7%, was primarily attributable to the increased year-over-year usage of our short-term borrowing under the Accounts Receivable Securitization Facility and the OpCo Super-Priority Revolver and the additional 1.00% margin on the executed payment in kind election (“PIK Interest Election”) on the 2028 Refinance Term Loans. These increases were partially offset by a decrease in market interest rates on our variable rate debt, specifically the 2028 Refinance Loans and the 2028 Term Loan B. Refer to Note 10 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other expense, net for the three months ended June 30, 2025 was $0.2 million, which was primarily driven by $1.2 million of miscellaneous expenses partially offset by $0.1 million of income related to the non-service cost components of net periodic benefit cost and net foreign exchange transaction gains of $0.8 million.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended June 30, 2025 totaled $2.5 million, resulting in an effective tax rate of (2.4)%. Provision for income taxes for the three months ended June 30, 2024 totaled $20.3 million, resulting in an effective tax rate of (42.7)%.

The decrease in provision for income taxes for the three months ended June 30, 2025 is primarily driven by the geographical mix of earnings, the establishment of a valuation allowance in the amount of $13.7 million for the Company’s China Subsidiary recorded in the second quarter 2024 and an increase in its reserve in the amount of $3.5 million for unrecognized tax benefits related to its ongoing tax examination in China recorded in the second quarter 2024.

Six Months Ended – June 30, 2025 vs. June 30, 2024

Net Sales

Net sales decreased 14% year-over-year, primarily driven by lower sales volumes across all business segments, due to continued end market demand weakness and intentionally reducing volumes or exiting low-margin businesses, particularly in Polymer Solutions, Latex Binders, and MMA, to optimize plant operations and sales mix.

Cost of Sales

The 13% decrease in cost of sales was primarily attributable to a 9% decrease due to lower sales volumes and a 3% decrease due to lower pricing.

Gross Profit

The $28.6 million decrease in gross profit was primarily due to lower volumes, partially offset by our cost reduction initiatives. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $28.9 million, or 21%, increase in SG&A was primarily due to a $27.1 million increase in costs associated with the Company’s debt refinancing transaction executed in the first quarter, a $4.9 million increase in costs associated with the Company’s restructuring plan, a $2.6 million increase in the Company’s bad debt expense. These increases were partially offset by a $7.2 million decrease in employee compensation related accruals.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $15.4 million was due to lower polystyrene volumes and higher raw material input costs, as well as unplanned outages.

Interest Expense, Net

The increase in interest expense, net of $8.4 million, or 7%, was primarily attributable to the increased year-over-year usage of our short-term borrowing under the Accounts Receivable Securitization Facility and the OpCo Super-Priority Revolver and the additional 1.00% margin on the executed payment in kind election (“PIK Interest Election”) on the 2028 Refinance Term Loans. These increases were partially offset by a decrease in market interest rates on our variable rate debt, specifically the 2028 Refinance Loans and the 2028 Term Loan B. Refer to Note 10 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other income, net for the six months ended June 30, 2025 was $23.0 million, which was primarily driven by $26.0 million of license income for polycarbonate technology. The licensing income was partially offset by net foreign exchange transaction losses of $1.2 million and $0.6 million of expense related to the non-service cost components of net periodic benefit cost.

Other expense, net for the six months ended June 30, 2024 was $0.5 million, which included $2.1 million of expense related to the non-service cost components of net periodic benefit cost as well as net foreign exchange transaction losses of $1.0 million, related to our balance sheet hedging program.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the six months ended June 30, 2025 totaled $9.1 million, resulting in an effective tax rate of (5.2)%. Provision for income taxes for the six months ended June 30, 2024 totaled $25.7 million, resulting in an effective tax rate of (21.9)%.

The decrease in provision for income taxes for the three months ended June 30, 2025 is primarily driven by the geographical mix of earnings, the establishment of a valuation allowance in the amount of $13.7 million for the Company’s China Subsidiary recorded in the second quarter 2024 and an increase in its reserve in the amount of $3.5 million for unrecognized tax benefits related to its ongoing tax examination in China recorded in the second quarter 2024.

Outlook

The economic and geopolitical conditions continue to be highly uncertain going into the second half of 2025. While we believe the current level of low demand is not structural in nature and will rebound in the future, we do not expect a recovery in the second half of 2025. As such, we are forecasting a continuation of the market environment from the second quarter throughout the remainder of the year, albeit with slight improvement in the results of Americas Styrenics, although not back to normalized levels. Free cash flow in the second half of the year is expected to improve sequentially as a result of seasonal working capital impacts.

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

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2025 and 2024. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the fourth quarter of 2024, as described in Note 16 of the condensed consolidated financial statements.

Engineered Materials Segment

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products sold into high growth and high value applications in markets such as consumer electronics, medical and automotive, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. The Engineered Materials segment also includes polymethyl methacrylates (“PMMA”) and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Net sales	$293.2	$323.8	(9)%	$570.5	$606.3	(6)%
Adjusted EBITDA	$31.1	$32.0	(3)%	$56.8	$42.6	33%
Adjusted EBITDA margin	11%	10%		10%	7%

Three Months Ended – June 30, 2025 vs. June 30, 2024

The 9% decrease in net sales was primarily attributable to a 13% decrease due to lower sales volumes particularly in Compounds from known softer markets, automotive and MMA. This was partially offset by a 2% increase due to higher pricing from raw material pass-through.

Adjusted EBITDA decreased $0.9 million, of which $15.0 million was due to lower sales volumes. This was partially offset by a $9.2 million increase in margins resulting from lower natural gas hedge losses and portfolio mix improvements, and a $4.9 million increase due to lower fixed costs, despite a $3.8 million increase to bad debt expense in the quarter.

Six Months Ended – June 30, 2025 vs. June 30, 2024

The 6% decrease in net sales was primarily attributable to an 8% decrease due to lower sales volumes across all applications except consumer electronics. This was partially offset by a 3% increase due to higher pricing from raw material pass-through and mix improvements.

Adjusted EBITDA increased $14.2 million, of which $27.3 million was due to higher margins resulting from mix improvements, lower natural gas hedge losses, more normalized MMA market dynamics in the first quarter and a $4.3 million increase from lower fixed costs. These increases were partially offset by a decrease of $17.0 million due to lower sales volumes.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Net sales	$204.2	$252.4	(19)%	$413.5	$493.9	(16)%
Adjusted EBITDA	$16.8	$25.6	(34)%	$41.3	$51.3	(19)%
Adjusted EBITDA margin	8%	10%		10%	10%

Three Months Ended – June 30, 2025 vs. June 30, 2024

The 19% decrease in net sales was primarily attributable to a 14% decrease due to lower sales volumes in paper and board in Asia and Europe and a 6% decrease from lower price due to pricing pressures across all regions.

The $8.8 million, or 34%, decrease in Adjusted EBITDA was primarily due to a $8.7 million, or 34%, lower sales volumes in paper and board linked to temporary and permanent mill closures.

Six Months Ended – June 30, 2025 vs. June 30, 2024

The 16% decrease in net sales was primarily attributable to a 15% decrease due to lower sales volumes in paper and board in Asia and Europe and a 1% decrease from lower price across all regions.

The $10.0 million, or 19%, decrease in Adjusted EBITDA was primarily due to a $15.9 million, or 31%, lower sales volumes in paper and board. This was partially offset by an increase of $4.3 million, or 8%, attributable to lower fixed costs, and $1.4 million, or 3%, due to higher margins from pricing actions in all regions.

Polymer Solutions Segment

Our Polymer Solutions segment consists of a variety of polymers, the majority of which are for building and construction applications. The segment includes our mass ABS, styrene-acrylonitrile (“SAN”), and polystyrene businesses, as well as our polycarbonate technology.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Net sales	$286.9	$343.8	(17)%	$585.1	$723.8	(19)%
Adjusted EBITDA	$5.2	$16.0	(68)%	$49.7	$45.1	10%
Adjusted EBITDA margin	2%	5%		8%	6%

Three Months Ended – June 30, 2025 vs. June 30, 2024

Net sales decreased by 17% year-over-year, primarily due to lower sales volumes in polystyrene and polycarbonate from portfolio optimization actions, continued weaker market conditions, and a 12% decrease from lower pricing.

The $10.7 million, or 67%, decrease in Adjusted EBITDA was primarily due to a $14.5 million decrease from lower ABS sales volumes and a $13.7 million decrease from pricing in a long market. The decrease was partially offset by a $17.4 million increase from lower fixed costs from the exit of polycarbonate production in Stade, Germany.

Six Months Ended – June 30, 2025 vs. June 30, 2024

Net sales decreased by 19% year-over-year, primarily due to lower sales volumes in polystyrene and polycarbonate from portfolio optimization actions, continued weaker market conditions in copolymers, and a 6% decrease from lower pricing.

The $4.6 million, or 10%, increase in Adjusted EBITDA was primarily due to $26.0 million of polycarbonate technology licensing income paired with a $32.2 million increase, or 71%, from lower fixed costs from the exit of polycarbonate production in Stade, Germany. These increases were partially offset by a $28.2 million decrease, or 63%, from lower sales volumes and a $25.2 million decrease, or 56%, from lower pricing.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Adjusted EBITDA*	$8.2	$15.7	(48)%	$6.4	$21.8	(71)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – June 30, 2025 vs. June 30, 2024

The decrease in Adjusted EBITDA was mainly due to unplanned outages.

Six Months Ended – June 30, 2025 vs. June 30, 2024

The decrease in Adjusted EBITDA was mainly due to lower polystyrene volumes and unplanned outages.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net loss	$(105.5)	$(67.8)	$(184.5)	$(143.3)
Interest expense, net	69.5	64.7	136.1	127.7
Provision for income taxes	2.5	20.3	9.1	25.7
Depreciation and amortization(a)	59.8	46.6	95.8	91.6
EBITDA(b)	$26.3	$63.8	$56.5	$101.7
Loss on financing transactions(c)	1.6	—	26.5	—
Net gain on disposition of businesses and assets(d)	—	(3.5)	—	(7.1)
Restructuring and other charges(e)	10.8	4.0	18.2	13.4
Other items(f)	2.9	2.5	5.2	3.8
Adjusted EBITDA	$41.6	$66.8	$106.4	$111.8
(a)	During the three months ended June 30, 2025, the Company entered into an agreement to move our current enterprise resource planning (“ERP”) system to a cloud based system, triggering an acceleration of the amortization of the capitalized software assets totaling $13.8 million. During the six months ended June 30, 2025, an $8.1 million credit was recognized due to a change in cost estimate related to the Boehlen, Germany asset retirement obligation as the Company was able to realize efficiencies during decommissioning.
(b)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management, and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(c)	Amounts for the three and six months ended June 30, 2024 primarily relate to fees incurred in conjunction with Company’s debt refinancing transaction that did not meet the criteria for deferred financing charges as the transaction was accounted for as a modification of debt in accordance with ASC 470-60. Refer to Note 10 in the condensed consolidated financial statements for further information.
(d)	Amounts for the three and six months ended June 30, 2024 primarily relate to the sale of the Belen, New Mexico and Bronderslev, Denmark manufacturing facilities. Refer to Note 4 in the condensed consolidated financial statements for further information.
(e)	Amounts for the three and six months ended June 30, 2025 and 2024 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.
(f)	Other items for the three and six months ended June 30, 2025 primarily relate to fees incurred in conjunction with the Company’s legal defense costs associated with Synthos litigation, described in Note 13.

Other items for the three and six months ended June 30, 2024 primarily relate to fees incurred in conjunction with Synthos litigation, certain strategic initiatives, as well as costs related to our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2025 and 2024. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(103.4)	$(108.1)
Investing activities	(18.5)	(21.7)
Financing activities	42.2	(19.8)
Effect of exchange rates on cash	7.0	(3.6)
Net change in cash, cash equivalents, and restricted cash	$(72.7)	$(153.2)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 totaled $103.4 million, which included a $34.3 million increase in working capital, including the impact of $26.4 million in expenses related to refinancing that were not eligible for capitalization as deferred financing costs.

Net cash used in operating activities during the six months ended June 30, 2024 totaled $108.1 million, which was partially offset by $5.0 million of dividends received from Americas Styrenics. While the working capital increase was expected, the $36.0 million build was higher than our typical seasonal working capital build due to significantly higher styrene costs.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 totaled $18.5 million, which was primarily attributable to capital expenditures.

Net cash used in investing activities during the six months ended June 30, 2024 totaled $21.7 million, which was primarily attributable to capital expenditures of $29.9 million offset by proceeds from the sale of other assets of $8.2 million.

Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2025 totaled $42.2 million. During the six months the Company drew $130.0 million and $50.0 million in proceeds and repaid $55.0 million and $50.0 million from the Accounts Receivable Securitization Facility and OpCo Super-Priority Revolver, respectively, principally related to funding working capital through the quarter. This activity also included the issuance of additional 2028 Refinance Term Loans ($115.0 million of aggregate principal) in exchange for the redemption of the 2025 Senior Notes ($115.0 million reduction in aggregate principal), $19.8 million of debt issuance costs that met the criteria for deferred financing charges, $0.9 million of dividends paid, and $2.3 million of net repayments of short-term borrowings.

Net cash used in financing activities during the six months ended June 30, 2024 totaled $19.8 million. This activity was primarily due to $9.1 million in debt repayments, $0.9 million of dividends paid, and $8.8 million of net repayments of short-term borrowings. During the six months the Company drew and fully repaid $200.4 million in proceeds from the Accounts Receivable Securitization Facility, principally related to funding working capital through the quarter.

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

	Six Months Ended
	June 30,
(in millions)	2025	2024
Cash used in operating activities	$(103.4)	$(108.1)
Capital expenditures	(18.5)	(29.9)
Free Cash Flow	$(121.9)	$(138.0)

Refer to the discussion above for significant impacts to cash used in operating activities for the six months ended June 30, 2025 and 2024.

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

In addition, the OpCo Super-Priority Revolver’s anti-cash hoarding covenant requires repayment of existing borrowings under the OpCo Super-Priority Revolver of the excess amount of cash and cash equivalents held by loan parties over $100.0 million or the excess cash and cash equivalents held by non-loan parties over $50.0 million. As of June 30, 2025, the Company was in compliance with all debt covenant requirements under all debt agreements.

As of June 30, 2025, the Company had Liquidity of $399.1 million, comprised of $128.1 million of cash and cash equivalents and approximately $271.0 million of funds available for borrowing under both the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, $271.0 million and $0.0 million, respectively.

As of June 30, 2025 and December 31, 2024, we had $2,545.3 million and $2,448.4 million, respectively, in outstanding indebtedness and $298.2 million and $267.3 million, respectively, in working capital. In addition, as of June 30, 2025 and December 31, 2024, we had $93.2 million and $107.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of June 30, 2025 and December 31, 2024 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Six Months Ended			As of and for the Year Ended
	June 30, 2025			December 31, 2024
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Refinance Senior Notes	$444.1	7.6%	$9.4	$—	—%	$—
2029 Senior Notes	—	5.0%	1.6	447.0	5.0%	24.8
2025 Senior Notes	—	5.2%	0.3	115.0	5.3%	6.5
Senior Credit Facility
2028 Term Loan B	718.4	7.1%	27.6	721.9	8.0%	62.2
OpCo Super-Priority Revolver	—	6.6%	2.0	—	—%	—
2026 Revolving Facility	—	—%	—	—	—%	2.9
2028 Refinance Term Loans	1,228.0	13.8%	90.2	1,083.2	14.4%	167.8
Accounts Receivable Securitization Facility	150.0	9.1%	6.5	75.0	8.7%	6.9
Other indebtedness	4.8	8.1%	0.2	6.3	3.6%	0.4
Total	$2,545.3		$137.8	$2,448.4		$271.5

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

The 2028 Refinance Term Loans (with original principal of $1,077.3 million, maturing in May 2028) require scheduled quarterly payments in amounts equal to 0.25% of the original principal plus the additional $115.0 million of principal issued in January 2025. The 2028 Refinance Term Loans bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor, were issued at a 3.0% original issue discount.

The Senior Credit Facility includes our 2028 Term Loan B (with original principal of $750.0 million, maturing in May 2028), which requires scheduled quarterly payments in amounts equal to 0.25% of the original principal. The stated interest rate on our 2028 Term Loan B is SOFR plus 2.50% (subject to a 0.00% SOFR floor) and was issued at a 0.5% original issue discount.

During the six months ended June 30, 2025, the Company made $3.8 million and $5.4 million of net principal payments on the 2028 Term Loan B and the 2028 Refinance Term Loans, respectively, with an additional $18.3 million of scheduled future payments classified within current debt on the Company’s consolidated balance sheet as of June 30, 2025 related to both the 2028 Refinance Term Loans and the 2028 Term Loan B.

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

During the six months ended June 30, 2025, the Company executed the PIK Elections and deferred $30.3 million of interest payable and capitalized as long-term debt. During the year ended December 31, 2024, the Company deferred payment of $33.9 million of interest payable and capitalized as long-term debt.

As of June 30, 2025, under the OpCo Super-Priority Revolver, the Company had a capacity of $300.0 million with capacity of $60.0 million under the letter of credit subfacility. As of June 30, 2025, the Company had funds available for borrowing of $271.0 million (net of the applicable $29.0 million outstanding letters of credit as defined in the secured credit agreement). Additionally, the Company was required to pay a quarterly commitment fee for any unused commitments equal to 0.375% per annum.

We also continue to maintain an accounts receivable securitization facility that matures in January 2028, with an optional one-year extension (the “Accounts Receivable Securitization Facility”). The facility has a borrowing limit of $150.0 million and bears interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the Accounts Receivable Securitization Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75%, and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. It contains standard representations, warranties, and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness and may be terminated at any time, subject to a 1.00% call premium prior to January 2027.

As of June 30, 2025, there was $150.0 million outstanding under the facility and the Company had $155.3 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had no additional funds available for borrowing. During the quarter ended June 30, 2025, the Company drew $130.0 million and repaid $55.0 million from the facility. On occasion, the accounts receivable available to support the facility fails to meet the amount required to reach the maximum borrowing capacity of $150.0 million. In the event of any shortfall, the Company manages liquidity through a combination of the available cash and cash equivalents, available Accounts Receivable Securitization Facility, and the Revolver as needed.

Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios.

We and our subsidiaries, affiliates or significant shareholders may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions, exchange transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

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

The Senior Credit Facility and Indentures also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the three months ended June 30, 2025, the Company declared dividends of $0.01 per ordinary share, totaling $0.4 million, all of which was accrued as of June 30, 2025 and was paid in July 2025. These dividends are within the available capacity under the terms of the restrictive covenants contained in the Senior Credit Facility and Indentures. Further, additional capacity continues to be available under the terms of these covenants to support expected future dividends to shareholders, should the Company continue to declare them.

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

Our ability to generate cash from operations to service our indebtedness and meet other liquidity needs is subject to certain risks described herein and under Part 1, Item 1A – Risk Factors of our Annual Report, as well as risk factors included in Part II, Item 1A herein. As of June 30, 2025, we were in compliance with all the covenants and default provisions under our debt agreements. Refer to our Annual Report for further information on the details of the covenant requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended June 30, 2025, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, one director and one executive officer adopted trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

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

No other directors or executive officers of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the six months ended June 30, 2025.

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

4.2	Form of Global Restricted Note due 2029 (incorporated by reference as Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed January 21, 2025).

10.1*	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 26, 2025).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Filed herewith.

* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 7, 2025

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)