Form 10-Q
period 2025-09-30
Trinseo PLC
filed 2025-11-07
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 35,993,589 of the registrant’s ordinary shares outstanding.

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2025

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, conditions in the global economy and capital markets, including persistent decreased customer demand and the impact of tariffs on global trade relations; our ability to successfully generate cost savings through restructuring and cost reduction initiatives; our ability to successfully execute our business and transformation strategy; increased costs or disruption in the supply of raw materials; deterioration of our credit profile limiting our access to commercial credit; increased energy costs; the timing of, and our ability to complete, a sale of our interest in Americas Styrenics; compliance with laws and regulations impacting our business; any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges; our current and future levels of indebtedness and our ability to service, repay or refinance our indebtedness; our ability to meet the covenants under our existing indebtedness; our ability to generate cash flows from operations and achieve our forecasted cash flows; and those discussed in our Annual Report filed with the SEC on February 27, 2025 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$112.1	$209.8
Accounts receivable, net of allowances (September 30, 2025: $13.1; December 31, 2024: $8.5)	402.6	379.9
Inventories	351.4	347.2
Other current assets	56.3	51.3
Total current assets	922.4	988.2
Investments in unconsolidated affiliate	219.1	222.6
Property, plant and equipment, net of accumulated depreciation (September 30, 2025: $873.4; December 31, 2024: $824.0)	583.3	575.8
Other assets
Goodwill	67.7	59.9
Other intangible assets, net	526.4	598.8
Right-of-use assets – operating, net	57.7	63.9
Deferred income tax assets	34.6	37.0
Deferred charges and other assets	80.5	97.9
Total other assets	766.9	857.5
Total assets	$2,491.7	$2,644.1
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current portion of long-term debt	$189.9	$210.9
Accounts payable	285.8	263.1
Current lease liabilities – operating	11.1	12.9
Income taxes payable	6.9	4.9
Accrued expenses and other current liabilities	180.5	229.1
Total current liabilities	674.2	720.9
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,333.0	2,200.7
Noncurrent lease liabilities – operating	49.3	53.3
Deferred income tax liabilities	34.5	37.5
Other noncurrent obligations	262.3	251.6
Total noncurrent liabilities	2,679.1	2,543.1
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (September 30, 2025: 40.1 shares issued and 36.0 shares outstanding; December 31, 2024: 39.6 shares issued and 35.4 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (September 30, 2025: 0.025 shares issued and outstanding; December 31, 2024: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	520.0	514.6
Treasury shares, at cost (September 30, 2025: 4.1 shares; December 31, 2024: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(1,087.8)	(792.8)
Accumulated other comprehensive loss	(94.2)	(142.1)
Total shareholders’ equity (deficit)	(861.6)	(619.9)
Total liabilities and shareholders’ equity (deficit)	$2,491.7	$2,644.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$743.2	$867.7	$2,312.3	$2,691.7
Cost of sales	705.8	787.1	2,174.5	2,482.1
Gross profit	37.4	80.6	137.8	209.6
Selling, general and administrative expenses	63.2	97.0	232.3	237.2
Equity in earnings (losses) of unconsolidated affiliate	(2.4)	4.0	4.0	25.8
Operating loss	(28.2)	(12.4)	(90.5)	(1.8)
Interest expense, net	70.6	72.3	206.7	200.0
Loss on extinguishment of long-term debt	—	0.6	0.2	0.6
Other expense (income), net	2.6	(1.4)	(20.6)	(0.9)
Loss before income taxes	(101.4)	(83.9)	(276.8)	(201.5)
Provision for income taxes	8.3	3.4	17.4	29.1
Net loss	$(109.7)	$(87.3)	$(294.2)	$(230.6)
Weighted average shares‒basic	36.0	35.4	35.7	35.3
Net loss per share‒basic:	$(3.05)	$(2.47)	$(8.24)	$(6.53)
Weighted average shares‒diluted	36.0	35.4	35.7	35.3
Net loss per share‒diluted:	$(3.05)	$(2.47)	$(8.24)	$(6.53)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(109.7)	$(87.3)	$(294.2)	$(230.6)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(2.9)	19.0	48.9	2.8
Net gain on cash flow hedges (net of tax of $0.0, $(0.3), $(0.1), and $(2.6))	0.6	1.8	0.1	11.0
Pension and other postretirement benefit plans:
Net gain (loss) arising during period	0.1	(0.3)	1.8	(0.3)
Amounts reclassified from accumulated other comprehensive loss	(0.8)	(1.2)	(2.9)	(2.0)
Total other comprehensive income (loss), net of tax	(3.0)	19.3	47.9	11.5
Comprehensive loss	$(112.7)	$(68.0)	$(246.3)	$(219.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	35.4	4.1	—	$0.4	$—	$514.6	$(200.0)	$(142.1)	$(792.8)	$(619.9)
Net loss	—	—	—	—	—	—	—	—	(79.0)	(79.0)
Other comprehensive income	—	—	—	—	—	—	—	18.9	—	18.9
Share-based compensation activity	0.2	—	—	—	—	1.2	—	—	—	1.2
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2025	35.6	4.1	—	$0.4	$—	$515.8	$(200.0)	$(123.2)	$(872.2)	$(679.2)
Net loss	—	—	—	—	—	—	—	—	(105.5)	(105.5)
Other comprehensive income	—	—	—	—	—	—	—	32.0	—	32.0
Share-based compensation activity	0.4	—	—	—	—	2.8	—	—	—	2.8
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2025	36.0	4.1	—	$0.4	$—	$518.6	$(200.0)	$(91.2)	$(978.1)	$(750.3)
Net loss	—	—	—	—	—	—	—	—	(109.7)	(109.7)
Other comprehensive loss	—	—	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation activity	—	—	—	—	—	1.4	—	—	—	1.4
Balance at September 30, 2025	36.0	4.1	—	$0.4	$—	$520.0	$(200.0)	$(94.2)	$(1,087.8)	$(861.6)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)
Net loss	—	—	—	—	—	—	—	—	(75.5)	(75.5)
Other comprehensive loss	—	—	—	—	—	—	—	(7.8)	—	(7.8)
Share-based compensation activity	0.1	—	—	—	—	3.6	—	—	—	3.6
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at March 31, 2024	35.3	4.1	—	$0.4	$—	$507.8	$(200.0)	$(137.4)	$(518.8)	$(348.0)
Net loss	—	—	—	—	—	—	—	—	(67.8)	(67.8)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Share-based compensation activity	0.1	—	—	—	—	2.3	—	—	—	2.3
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2024	35.4	4.1	—	$0.4	$—	$510.1	$(200.0)	$(137.4)	$(586.9)	$(413.8)
Net loss	—	—	—	—	—	—	—	—	(87.3)	(87.3)
Other comprehensive income	—	—	—	—	—	—	—	19.3	—	19.3
Share-based compensation activity	—	—	—	—	—	2.2	—	—	—	2.2
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at September 30, 2024	35.4	4.1	—	$0.4	$—	$512.3	$(200.0)	$(118.1)	$(674.6)	$(480.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(294.2)	$(230.6)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	152.2	139.9
Amortization of deferred financing fees and issuance discount (premium)	8.2	11.8
Deferred income tax	(0.7)	8.7
Share-based compensation expense	9.2	11.8
(Earnings) losses of unconsolidated affiliate, net of dividends	3.5	(10.8)
Unrealized net (gain) loss on foreign exchange forward contracts	5.9	(1.0)
Unrealized net (gain) loss on commodity economic swap contracts	4.6	(1.3)
Pension curtailment and settlement gain	(0.8)	(0.9)
Loss on extinguishment of long-term debt	0.2	0.6
Gain on sale of other assets	—	(7.3)
Changes in assets and liabilities
Accounts receivable	3.5	17.9
Inventories	18.3	(27.1)
Accounts payable and other current liabilities	(30.9)	14.9
Income taxes payable	3.0	(4.5)
Other assets, net	31.8	(13.0)
Other liabilities, net	(38.8)	(8.4)
Cash used in operating activities	(125.0)	(99.3)
Cash flows from investing activities
Capital expenditures	(35.0)	(42.1)
Proceeds from the sale of other assets	—	8.2
Cash used in investing activities	(35.0)	(33.9)
Cash flows from financing activities
Deferred financing fees	(19.8)	(4.6)
Short-term borrowings, net	(2.8)	(14.0)
Dividends paid	(1.2)	(1.3)
Withholding taxes paid on restricted share units	(0.7)	—
Acquisition-related contingent consideration payment	—	(0.7)
Repurchases and repayments of long-term debt	(14.5)	(13.7)
Net proceeds from issuance of 2028 Refinance Term Loans	115.0	—
Repayments of 2025 Senior Notes	(115.0)	—
Proceeds from Accounts Receivable Securitization Facility	140.0	438.2
Repayments of Accounts Receivable Securitization Facility	(75.0)	(363.2)
Proceeds from Revolving Facility	150.0	—
Repayments of Revolving Facility	(120.0)	—
Cash provided by financing activities	56.0	40.7
Effect of exchange rates on cash	6.4	(1.0)
Net change in cash, cash equivalents, and restricted cash	(97.6)	(93.5)
Cash, cash equivalents, and restricted cash—beginning of period	211.9	261.1
Cash, cash equivalents, and restricted cash—end of period	$114.3	$167.6
Less: Restricted cash	2.2	2.3
Cash and cash equivalents—end of period	$112.1	$165.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2025 and 2024 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2024 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025. The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended September 30, 2025. However, actual results could differ from these estimates and assumptions.

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

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of September 30, 2025, there was no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2025 and 2024.

Prior period balances in this table have been reclassified to reflect the current segment structure. Refer to Note 16 for further information.

	Engineered	Latex	Polymer
Three Months Ended	Materials	Binders	Solutions	Total
September 30, 2025
United States	$126.0	$73.7	$33.9	$233.6
Europe	88.7	75.3	169.2	333.2
Asia-Pacific	37.6	47.9	61.0	146.5
Rest of World	21.2	1.4	7.3	29.9
Total	$273.5	$198.3	$271.4	$743.2
September 30, 2024
United States	$133.3	$78.1	$42.8	$254.2
Europe	96.4	101.3	208.8	406.5
Asia-Pacific	42.9	60.8	72.5	176.2
Rest of World	21.9	1.7	7.2	30.8
Total	$294.5	$241.9	$331.3	$867.7

	Engineered	Latex	Polymer
Nine Months Ended	Materials	Binders	Solutions	Total
September 30, 2025
United States	$377.5	$219.1	$110.7	$707.3
Europe	291.9	257.1	530.7	1,079.7
Asia-Pacific	111.4	130.8	194.0	436.2
Rest of World	63.2	4.8	21.1	89.1
Total	$844.0	$611.8	$856.5	$2,312.3
September 30, 2024
United States	$398.4	$223.6	$122.9	$744.9
Europe	329.1	318.9	665.7	1,313.7
Asia-Pacific	106.6	188.9	244.6	540.1
Rest of World	66.7	4.5	21.8	93.0
Total	$900.8	$735.9	$1,055.0	$2,691.7

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

The Company recorded net pre-tax restructuring charges of $62.4 million inception-to-date under the 2024 Restructuring Plan and Stade Shutdown, consisting of $24.1 million of severance and related benefit costs, $28.4 million of asset related charges, and $9.8 million of contract terminations. Asset-related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost and $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $2.9 million.

The Company expects to incur incremental contract terminations of $15.0 million to $17.0 million and asset related charges of $1.5 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027. The following table summarizes the charges (credits) incurred by segment related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2024 Restructuring Plan and Stade Shutdown Charges (Credits) by Segment	2025	2024	2025	2024
Engineered Materials	$(0.1)	$1.8	$(0.3)	$1.8
Latex Binders	(0.1)	1.3	(0.1)	1.3
Polymer Solutions	2.0	18.0	10.6	18.0
Corporate (1)	0.1	4.4	0.1	4.4
Total	$1.9	$25.5	$10.3	$25.5
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges (credits) incurred related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2024 Restructuring Plan and Stade Shutdown Charges (Credits)	2025	2024	2025	2024
Severance and related benefit costs	$(0.5)	$24.3	$(0.5)	$24.3
Asset related charges (credits)	0.4	0.3	1.9	0.3
Contract terminations	2.0	0.9	8.9	0.9
Total	$1.9	$25.5	$10.3	$25.5

The following table summarizes the activities related to the 2024 Restructuring Plan and Stade Shutdown:

2024 Restructuring Plan and Stade Shutdown	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2024	$20.9	$—	$0.9	$21.8
Restructuring charges (credits)	(0.5)	0.4	8.9	8.8
Payments (1)	(4.8)	—	(9.8)	(14.6)
Asset write-offs	—	(0.4)	—	(0.4)
Reserve balance at September 30, 2025	$15.6	$—	$—	$15.6
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $0.4 million and $1.5 million, respectively, of accretion expense incurred during the three and nine months ended September 30, 2025 related to the asset retirement obligation liability at Stade, Germany. Refer to Note 13 for further information on the asset retirement obligation activity at Stade, Germany.

2023 Asset Optimization and Corporate Restructuring

On August 23, 2023, the Company announced a restructuring plan (“2023 Asset Optimization and Corporate Restructuring plan”) to optimize its polymethyl methacrylates (“PMMA”) sheet network, primarily in Europe, consolidate manufacturing operations and certain other workforce reductions to streamline its general & administrative network. The Asset Optimization and Corporate Restructuring plan includes closure of certain plants and product lines. On October 26, 2023, the Company approved additional actions.

The Company recorded net pre-tax restructuring charges of $82.3 million inception-to-date under the Asset Optimization and Corporate Restructuring plan, consisting of $17.4 million of severance and related benefit costs, $55.7 million of asset related charges, and $9.2 million of contract terminations costs. Asset-related charges include $32.5 million of accelerated depreciation charges of plant, property and equipment, and decommissioning and other charges of $23.2 million associated with the plant and production closures. The Company expects to incur an incremental $0.3 million of asset related charges through the end of 2025 and $0.5 million of demolition costs in 2026. The majority of the employee termination benefit charges are expected to be paid by the end of 2026.

The following table summarizes the charges incurred by segment related to the 2023 Asset Optimization and Corporate Restructuring plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2023 Asset Optimization and Corporate Restructuring Plan Charges by Segment	2025	2024	2025	2024
Engineered Materials	$—	$0.1	$0.1	$1.5
Polymer Solutions	1.6	3.5	8.1	13.7
Corporate (1)	0.2	0.1	0.1	1.4
Total	$1.8	$3.7	$8.3	$16.6
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges incurred related to the 2023 Asset Optimization and Corporate Restructuring plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2023 Asset Optimization and Corporate Restructuring Plan Charges	2025	2024	2025	2024
Severance and related benefit costs	$0.2	$0.1	$1.2	$0.8
Asset related charges (credits)	1.6	3.6	7.1	9.1
Contract terminations	—	—	—	6.7
Total	$1.8	$3.7	$8.3	$16.6

The following table summarizes the activities related to the 2023 Asset Optimization and Corporate Restructuring plan:

2023 Asset Optimization and Corporate Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2024	$4.7	$—	$—	$4.7
Restructuring charges	1.2	7.1	—	8.3
Payments (1)	(4.7)	(5.1)	—	(9.8)
Asset write-offs	—	(2.0)	—	(2.0)
Reserve balance at September 30, 2025	$1.2	$—	$—	$1.2
(1)	Includes immaterial impacts of foreign currency remeasurement.

2022 Asset Restructuring Plan

In December 2022, the Company announced a restructuring plan (“2022 Asset Restructuring Plan”) that included the closure of certain uncompetitive plants and product lines, including, among other sites, the closure of manufacturing operations at the styrene production facility in Boehlen, Germany.

The Company recorded net pre-tax restructuring charges of $56.4 million inception-to-date under the 2022 Asset Restructuring Plan, consisting of $8.7 million of severance and related benefit costs, $35.3 million of asset related charges, and $12.4 million of contract terminations costs. Asset-related charges include $19.2 million related to the accelerated depreciation for the asset retirement cost at Boehlen, Germany, $7.7 million in accelerated depreciation charges of plant, property and equipment and decommissioning and other charges of $8.4 million.

The Company expects to incur an incremental $4.7 million primarily related to contract termination charges within the Polymer Solutions segment through 2026.

The following table summarizes the charges (credits) incurred by segment related to the 2022 Asset Restructuring Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2022 Asset Restructuring Plan Charges (Credits) by Segment	2025	2024	2025	2024
Engineered Materials	$—	$—	$(0.3)	$—
Polymer Solutions	0.7	1.0	(6.0)	4.0
Total	$0.7	$1.0	$(6.3)	$4.0

The following table is a summary of charges (credits) incurred related to the 2022 Asset Restructuring Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2022 Asset Restructuring Plan Charges (Credits)	2025	2024	2025	2024
Severance and related benefit costs	$—	$—	$(0.3)	$(0.6)
Asset related charges (credits) (1)	—	0.1	(8.0)	0.6
Contract terminations	0.7	0.9	2.0	4.0
Total	$0.7	$1.0	$(6.3)	$4.0
(1)	Asset related charges (credits) include activities related to an asset retirement obligation at Boehlen, Germany. For the nine months ended September 30, 2025, the Company recorded a credit of $(8.1) million reflecting a change in cost estimate related to the asset retirement obligation as the Company was able to realize efficiencies during the initial phase of site demolition.

The following table summarizes the activities related to the 2022 Asset Restructuring Plan:

2022 Asset Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2024	$1.2	$—	$—	$1.2
Restructuring charges	(0.3)	—	2.0	1.7
Payments (1)	(0.4)	—	(2.0)	(2.4)
Reserve balance at September 30, 2025	$0.5	$—	$—	$0.5
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $(8.1) million related to a change in estimate for the Boehlen, Germany asset retirement obligation incurred during the nine months ended September 30, 2025. Refer to Note 13 for further information on the asset retirement obligation activity at Boehlen, Germany.

MMA Restructuring Plan

On October 2, 2025, the Company approved a restructuring plan to permanently close its methyl methacrylate (“MMA”) production operations in Rho, Italy and its acetone cyanohydrin (“ACH”) production operations in Porto Marghera, Italy (the “MMA Restructuring Plan”). The MMA Restructuring Plan is intended to streamline the company’s MMA production network and exit underperforming assets. Moving forward, the company will source all MMA feedstock from third-party producers.

The Company expects to record total pre-tax restructuring charges of $80.0 million to $100.0 million, principally comprised of $3.0 million to $6.0 million of employee-related costs, $40.0 million to $46.0 million of asset-related charges and $37.0 million to $48.0 million related to exiting production activities, including contract terminations, demolition and decommissioning. The anticipated future cash payments associated with these charges are expected to be approximately $40.0 million to $50.0 million with substantially all payments expected to be made by the end of 2028.

The Company expects the MMA Restructuring Plan actions to commence in the fourth quarter of 2025. However, the actual timing and costs of the MMA Restructuring Plan may differ from the Company’s current expectations and estimates.

NOTE 5—INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Effective income tax rate	(8.2)%	(4.1)%	(6.3)%	(14.4)%

Provision for income taxes for the three and nine months ended September 30, 2025 totaled $8.3 million and $17.4 million, respectively, resulting in an effective tax rate of (8.2)% and (6.3)%, respectively. Provision for income taxes for the three and nine months ended September 30, 2024 totaled $3.4 million and $29.1 million, respectively, resulting in an effective tax rate of (4.1)% and (14.4)%, respectively.

The main drivers of the decrease in the effective income tax rate for the three months ended September 30, 2025 compared to the prior year was the geographical mix of earnings, partially offset by the increase in losses not anticipated to provide a tax benefit. The increase in the effective income tax rate for the nine months ended September 30, 2025 compared to the prior year was primarily driven by the establishment of a valuation allowance in the amount of $13.7 million for the Company’s China Subsidiary recorded in the second quarter 2024, an increase in its reserve in the amount of $6.6 million for unrecognized tax benefits related to its ongoing tax examination in China recorded in the second and third quarters of 2024, and an increase in losses not anticipated to provide a tax benefit, partially offset by the geographical mix of earnings.

On July 4, 2025, the United States enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), resulting in changes to U.S. federal income tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on the income tax expense for the three and nine months ended September 30, 2025.

The Organization of Economic Co-operation and Development’s (“OECD”) Global Anti-Base Erosion (“GloBE”) rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. There was not a material impact to tax expense for the three and nine months ended September 30, 2025 and 2024. The Company will continue to monitor the implementation of Pillar Two by jurisdiction and evaluate the potential impact on the consolidated financial statements.

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Earnings:
Net loss	$(109.7)	$(87.3)	$(294.2)	$(230.6)
Shares:
Weighted average ordinary shares outstanding	36.0	35.4	35.7	35.3
Dilutive effect of RSUs, option awards, and PSUs (1)	—	—	—	—
Diluted weighted average ordinary shares outstanding	36.0	35.4	35.7	35.3
Loss per share:
Loss per share‒basic	$(3.05)	$(2.47)	$(8.24)	$(6.53)
Loss per share‒diluted	$(3.05)	$(2.47)	$(8.24)	$(6.53)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three and nine months ended September 30, 2025 and September 30, 2024, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Finished goods	$150.3	$144.9
Raw materials and semi-finished goods	163.5	167.3
Supplies	37.6	35.0
Total	$351.4	$347.2

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales	$390.2	$469.1	$1,216.9	$1,347.8
Gross profit	$9.9	$23.2	$50.5	$90.1
Net income (loss)	$(4.9)	$10.3	$9.4	$42.8

As of September 30, 2025 and December 31, 2024, the Company’s investment in Americas Styrenics was $219.1 million and $222.6 million, respectively, which was $8.8 million and $9.5 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2 years as of September 30, 2025. The Company received dividends of $2.5 million and $5.0 million from Americas Styrenics during the three and nine months ended September 30, 2025 and received dividends of $10.0 million and $15.0 million during the three and nine months ended September 30, 2024, respectively.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2024 to September 30, 2025:

	Engineered	Latex	Polymer	Americas
	Materials	Binders	Solutions	Styrenics	Total
Balance at December 31, 2024	$13.9	$14.5	$31.5	$—	$59.9
Foreign currency impact	1.9	1.8	4.1	—	7.8
Balance at September 30, 2025	$15.8	$16.3	$35.6	$—	$67.7

As of September 30, 2025 and December 31, 2024, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment. Continuing into the third quarter 2025, the Company’s operating results have been adversely impacted by weakness in demand in consumer end markets as well as overall uncertainty in the global economy. Should these conditions persist, or other events occur indicating that the estimated future cash flows of the reporting units have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

NOTE 10—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, outstanding debt facilities consisted of the following:

			September 30, 2025
	Interest Rate as of September 30, 2025	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Refinance Senior Notes (3)	7.625%	May 2029	$386.2	$56.7	$442.9	$(24.0)	$418.9
Senior Credit Facility
2028 Term Loan B	6.960%	May 2028	718.1	(1.4)	716.7	(7.2)	709.5
OpCo Super-Priority Revolver(4)	Various	February 2028	30.0	—	30.0	—	30.0
2028 Refinance Term Loans (5)	12.820%	May 2028	1,259.6	(20.4)	1,239.2	(18.9)	1,220.3
Accounts Receivable Securitization Facility (6)	Various	January 2028	140.0	—	140.0	—	140.0
Other indebtedness	Various	Various	4.2	—	4.2	—	4.2
Total debt			$2,538.1	$34.9	$2,573.0	$(50.1)	$2,522.9
Less: current portion (7)							(189.9)
Total long-term debt, net of unamortized deferred financing fees							$2,333.0

			December 31, 2024
	Interest Rate as of December 31, 2024	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes (3)	5.125%	April 2029	$447.0	$—	$447.0	$(9.3)	$437.7
2025 Senior Notes (5)	5.375%	September 2025	115.0	—	115.0	(0.2)	114.8
Senior Credit Facility
2028 Term Loan B	7.276%	May 2028	723.8	(1.9)	721.9	(9.2)	712.7
2026 Revolving Facility (8)	Various	May 2026	—	—	—	—	—
2028 Refinance Term Loans (5)	13.158%	May 2028	1,108.3	(25.1)	1,083.2	(18.1)	1,065.1
Accounts Receivable Securitization Facility (6)	Various	January 2028	75.0	—	75.0	—	75.0
Other indebtedness	Various	Various	6.3	—	6.3	—	6.3
Total debt			$2,475.4	$(27.0)	$2,448.4	$(36.8)	$2,411.6
Less: current portion (7)							(210.9)
Total long-term debt, net of unamortized deferred financing fees							$2,200.7
(1)	This caption includes various original issue accounting adjustments related to original issue premium and discounts, all of which are amortized to interest expense using the straight-line method over the related instrument’s term. The 2029 Refinance Senior Notes were accounted for as a modification of debt in accordance with ASC 470-60 and therefore the difference between the carrying value of the exchanged 5.125% Senior Notes due 2029 (the “2029 Senior Notes”) and the principal amount of the 7.625% second lien senior notes due 2029 (the “2029 Refinance Senior Notes”) was recorded as debt premium and will be reduced as contractual interest payments are made. The unamortized balance of this debt premium was $56.7 million as of September 30, 2025. The 2028 Term Loan B was issued at a 0.5% original issue discount, whose unamortized balance was $1.4 million as of September 30, 2025 and $1.9 million as of December 31, 2024. The 2028 Refinance Term Loans were issued at a 3.0% original issue discount, whose unamortized balance was $20.4 million as of September 30, 2025 and $25.1 million as of December 31, 2024.
(2)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(3)	The 2029 Senior Notes were partially exchanged on January 17, 2025 for the 2029 Refinance Senior Notes and the remaining $0.5 million was fully repaid on March 20, 2025.
(4)	Under the OpCo Super-Priority Revolver, the Company had a capacity of $300.0 million with capacity of $60.0 million under the letter of credit subfacility. As of September 30, 2025, the Company had funds available for borrowing of $236.8 million (net of the applicable $33.2 million outstanding letters of credit as defined in the secured credit agreement). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

The OpCo Super-Priority Revolver features a springing covenant which applies when 30% or more of the OpCo Super-Priority Revolver’s capacity is drawn which then requires the Company to meet a superpriority lien net leverage ratio (as defined in the secured credit agreement) not to exceed 1.50x at the end of each financial quarter. As of September 30, 2025, the outstanding borrowings did not exceed the 30% threshold.

(5)	The 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans and the remainder was fully repaid on January 17, 2025 using the proceeds of the second tranche of 2028 Refinance Term Loans.
(6)	As of September 30, 2025, this facility had a borrowing capacity of $150.0 million and $140.0 million outstanding under the facility. As of September 30, 2025 the Company had $147.4 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $7.4 million additional funds available for borrowing.

As of December 31, 2024, this facility had a borrowing capacity of $150.0 million, and $75.0 million outstanding under the facility. As of December 31, 2024 the Company had $125.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $50.0 million of additional funds available for borrowing.

(7)	The current portion of long-term debt as of September 30, 2025 was primarily related to the $140.0 million outstanding under the AR Securitization Facility as well as $18.3 million of scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

The current portion of long-term debt as of December 31, 2024 was primarily related to $115.0 million of aggregate principal amount of the 5.375% senior notes due in September 2025, the $75.0 million outstanding under the AR Securitization Facility as well as $18.3 million of scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

(8)	As of December 31, 2024, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $20.8 million outstanding letters of credit. As of December 31, 2024, the Company had funds available for borrowing of $91.7 million, which reflects the borrowing limit imposed under the previous springing covenant.

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

Exchange Offer for the 2029 Senior Notes

On December 16, 2024, Trinseo Luxco Finance SPV S.à r.l., a wholly-owned subsidiary of the Company, and Trinseo NA Finance SPV LLC, an indirect, wholly-owned subsidiary of the Company (together the “New Issuers ”), commenced a private offer to exchange (the “Exchange Offer”) the Company’s 2029 Senior Notes for the 2029 Refinance Senior Notes issued by the New Issuers. Upon completion of the Exchange Offer, the New Issuers executed an indenture (the “2L Note Indenture”) pursuant to which they issued $379.5 million aggregate principal amount of 2029 Refinance Senior Notes in exchange for the non-cash redemption of $446.5 million of the 2029 Senior Notes. This exchange was a 144A private transaction exempt from the registration requirements of the Securities Act of 1933. The 2029 Refinance Senior Notes bear interest at a rate of 7.625%, of which: (i) from the Settlement Date until and through the sixth semiannual interest payment date following the Settlement Date, 5.125% will be payable in cash and 2.50% will be payable in-kind either by increasing the principal amount of the outstanding 2029 Refinance Senior Notes, or, at the Company’s option, in cash; and (ii) thereafter, the entire 7.625% per annum will be payable in cash. Interest on the 2029 Refinance Senior Notes will be paid semiannually on February 15 and August 15 of each year, commencing on August 15, 2025. The 2029 Refinance Senior Notes mature on May 3, 2029.

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

Payment-in-kind Elections

Under the terms of the 2028 Refinance Credit Agreement, through September 8, 2025, the Company could, at its discretion, make a payment in kind election (“PIK Interest Election”) to convert a portion of the quarterly interest margin payable to principal, and the converted principal is subject to an additional 1.00% margin. Under the terms of the 2L Note Indenture, the Company will make a PIK Interest Election for 2.50% of the annual interest payable for each of its first six semi-annual interest payments starting on August 15, 2025 through February 15, 2028. The Company may elect to pay interest on the 2L Note Indenture in cash at its discretion.

Consistent with previous quarters, on September 29, 2025, the Company executed its final PIK Interest Election on the 2028 Refinance Term Loans and another PIK Interest Election on the 2029 Refinance Senior Notes, to defer payment of a portion of the quarterly interest margin payable in the amount of $13.5 million and $2.4 million, respectively, thereby capitalizing $12.5 million and $2.4 million, respectively, to principal payments due at maturity.

As of September 30, 2025, the Company has deferred a total amount of $93.2 million of interest payable and capitalized as long-term debt, which is payable at maturity. As of December 31, 2024, the Company deferred $41.8 million of interest payable and capitalized as long-term debt, which is payable at maturity.

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

As of September 30, 2025, the Company was in compliance with all debt covenant requirements under all debt agreements. The Company had Liquidity of $346.4 million, comprised of $102.2 million of cash and cash equivalents held at certain of the Company’s restricted subsidiaries and approximately $244.2 million of funds available for borrowing under the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, $236.8 million and $7.4 million, respectively.

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

As of September 30, 2025, the Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $339.5 million. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of September 30, 2025:

Buy / (Sell)	September 30, 2025
Euro	$(280.8)
South Korean Won	$(26.0)
New Taiwan Dollar	$14.6
Swedish Krona	$13.2
Swiss Franc	$1.3

Open foreign exchange forward contracts as of September 30, 2025 had maturities occurring over a period of two months.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of September 30, 2025, the Company had open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

Open commodity cash flow hedges as of September 30, 2025 had maturities occurring over a period of 3 months and had a notional value of approximately 12 thousand megawatt hours of natural gas purchases.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. There were no open commodity economic hedges as of September 30, 2025.

Summary of Derivative Instruments

The following tables presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(705.8)	$(2.6)	$(787.1)	$1.4

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(0.6)	$—	$(1.4)	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$0.3	$—	$(12.8)
Commodity economic hedges
Amount of gain (loss) recognized in income	$—	$—	$(1.7)	$—

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(2,174.5)	$20.6	$(2,482.1)	$0.9

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of gain (loss) reclassified from AOCI into income	$(1.7)	$—	$(9.0)	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$(29.7)	$—	$(1.0)
Commodity economic hedges
Amount of gain (loss) recognized in income	$(1.9)	$—	$(2.7)	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2025 and 2024:

	Gain (Loss) Recognized in AOCI on Balance Sheet		Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Designated as Cash Flow Hedges
Commodity cash flow hedges	$0.6	$1.5	$—	$8.4
Total	$0.6	$1.5	$—	$8.4

	Gain (Loss) Recognized in Other income, net in Statement of Operations		Gain (Loss) Recognized in Other income, net in Statement of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$0.3	$(12.8)	$(29.7)	$(1.0)
Remeasurement of foreign currency-denominated assets and liabilities	(0.7)	15.3	28.1	2.6
Total	$(0.4)	$2.5	$(1.6)	$1.6

The Company expects to reclassify in the next twelve months an approximate $0.5 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of September 30, 2025, based on current commodity price indices.

The following tables summarize the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheets:

	September 30, 2025
	Foreign
	Exchange	Commodity	Commodity
	Forward	Economic	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$0.1	$—	$—	$0.1
Gross derivative asset position	0.1	—	—	0.1
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative asset position	$—	$—	$—	$—
Liability Derivatives:
Accounts payable	$1.5	$—	$0.5	$2.0
Gross derivative liability position	1.5	—	0.5	2.0
Less: Counterparty netting	(0.1)	—	—	(0.1)
Net derivative liability position	$1.4	$—	$0.5	$1.9
Total net derivative position	$1.4	$—	$0.5	$1.9

	December 31, 2024
	Foreign
	Exchange	Commodity	Commodity
	Forward	Economic	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$7.3	$—	$—	$7.3
Gross derivative asset position	7.3	—	—	7.3
Less: Counterparty netting	(2.7)	—	—	(2.7)
Net derivative asset position	$4.6	$—	$—	$4.6
Liability Derivatives:
Accounts payable	$(2.7)	$(1.0)	$(0.5)	$(4.2)
Gross derivative liability position	(2.7)	(1.0)	(0.5)	(4.2)
Less: Counterparty netting	2.7	—	—	2.7
Net derivative liability position	$—	$(1.0)	$(0.5)	$(1.5)
Total net derivative position	$4.6	$(1.0)	$(0.5)	$3.1

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Liabilities at Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Foreign exchange forward contracts—Liabilities	$—	$1.4	$—	$1.4
Commodity cash flow hedges—Liabilities	—	0.5	—	0.5
Total fair value	$—	$1.9	$—	$1.9

	December 31, 2024
Assets (Liabilities) at Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Foreign exchange forward contracts—Assets	$—	$4.6	$—	$4.6
Commodity economic hedges—(Liabilities)	—	(1.0)	—	(1.0)
Commodity cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Total fair value	$—	$3.1	$—	$3.1
(1)	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

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

Nonrecurring Fair Value Measurements

The Company measured certain financial assets at fair value on a nonrecurring basis during the year ended December 31, 2024, which were still held as of September 30, 2025. These financial assets represent the Company’s styrene monomer assets in Boehlen, Germany, operated until the fourth quarter of 2022 when the Company closed the plant in connection with the Asset Restructuring Plan. During the nine months ended September 30, 2025, the plant was fully decommissioned and demolished, and all assets were written off through restructuring charges. Refer to Note 4 for further information. These assets were measured at fair value using underlying fixed asset records in conjunction with the use of industry experience and available market data, which are classified as Level 3 significant unobservable inputs in the fair value hierarchy. As of December 31, 2024, the value of the Boehlen styrene monomer assets were recorded at $3.1 million within the Company’s condensed consolidated balance sheet herein.

There were no other financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2025 and December 31, 2024:

	As of	As of
	September 30, 2025	December 31, 2024
2028 Refinance Term Loans	$1,228.5	$1,129.7
2028 Term Loan B	213.2	446.7
2029 Refinance Senior Notes	164.0	—
2029 Senior Notes	—	279.6
2025 Senior Notes	—	114.8
Total fair value	$1,605.7	$1,970.8

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value amount presented reflect the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of September 30, 2025 and December 31, 2024.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination, including Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of September 30, 2025 and December 31, 2024, the Company had $2.1 million and $1.3 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

In connection with the Asset Restructuring Plan as described within Note 4, the Company concluded the Boehlen, Germany site and Stade, Germany site no longer had indeterminate lives. Accordingly, during the year ended December 31, 2022 and December 31, 2024, respectively, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost was fully depreciated as of September 30, 2025.

Change in asset retirement obligation
Balance at December 31, 2024	$33.6
Obligations incurred and adjustments to estimated obligations (1)	(8.1)
Settlements	(14.8)
Accretion expense	1.6
Currency translation adjustment	2.8
Balance at September 30, 2025	$15.1
(1)	During the nine months ended September 30, 2025, the Company was able to realize efficiencies during decommissioning which allowed for a change in the cost estimate of the retirement obligation.

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the current portion was $4.3 million and $15.5 million, respectively, and the long-term portion was $10.8 million and $18.1 million, respectively.

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

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim and filed a statement of defense to Trinseo’s counterclaim. On February 10, 2025, Trinseo filed a statement of rejoinder in defense of Synthos’ claims and a reply to Synthos’ statement of defense of Trinseo’s counterclaim. On March 21, 2025, Synthos filed a further statement of defense against Trinseo’s counterclaim. During the week of May 19, 2025, an arbitration hearing was held before an arbitration tribunal convened by the German Arbitration Institute, following which the tribunal set a schedule for submission of post-hearing briefings ending during the fourth quarter 2025. The parties submitted respective final substantive briefs to the arbitration tribunal over July, August and September 2025. Additional briefs related to potential reimbursement of legal fees and other costs incurred will be submitted in fourth quarter 2025. A decision from the arbitration tribunal is expected in 2026.

The Company continues to believe it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2025	2024	2025	2024
Net periodic benefit cost
Service cost	$1.9	$2.0	$0.1	$0.2
Interest cost	1.6	2.3	0.2	2.6
Expected return on plan assets	(0.1)	(1.0)	(0.2)	(2.8)
Amortization of prior service credit	(0.1)	—	—	—
Amortization of net gain	(0.6)	(0.3)	—	—
Settlement and curtailment gain	—	(0.9)	—	(0.1)
Net periodic benefit cost	$2.7	$2.1	$0.1	$(0.1)

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2025	2024	2025	2024
Net periodic benefit cost
Service cost	$5.5	$6.0	$0.3	$0.4
Interest cost	5.1	7.1	0.4	3.0
Expected return on plan assets	(0.7)	(2.9)	(0.6)	(3.2)
Amortization of prior service credit	(0.2)	(0.2)	—	—
Amortization of net gain	(1.6)	(0.9)	—	—
Settlement and curtailment gain	(0.6)	(0.9)	(0.1)	(0.1)
Net periodic benefit cost	$7.5	$8.2	$—	$0.1

The Company had less than $1.2 million of net periodic benefit costs for its other postretirement plans for the three and nine months ended September 30, 2025 and 2024.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $208.1 million and $183.3 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $1.7 million and $5.6 million, respectively, during the three and nine months ended September 30, 2025. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $5.0 million to its defined benefit plans for the remainder of 2025.

NOTE 15—SHARE-BASED COMPENSATION

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s share-based compensation programs included in the tables below. The Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014 and last amended on June 25, 2025 under which 10.0 million ordinary shares is the maximum number that may be delivered upon satisfaction of awards granted.

The following table summarizes the Company’s share-based compensation expense for the three and nine months ended September 30, 2025 and 2024, as well as unrecognized compensation cost as of September 30, 2025:

	Three Months Ended		Nine Months Ended		September 30, 2025
	September 30,		September 30,		Unrecognized		Weighted
	2025	2024	2025	2024	Compensation Cost		Average Years
RSUs (1)	$0.8	$1.3	$4.4	$5.2	$2.0		0.9
Options	—	0.2	0.2	1.2	0.1		0.4
PSUs	0.6	0.7	1.8	2.0	2.7		1.8
Restricted Cash Units ("RCUs")	0.1	1.2	2.8	3.4	2.5	(2)	1.5
Total share-based compensation expense	$1.5	$3.4	$9.2	$11.8
(1)	RSU awards as of September 30, 2025 includes 842,847 RSUs granted in February 2025 to 10 employees which the award was subject to, and conditioned upon, the receipt of shareholder approval of an amendment to the Company’s Omnibus Incentive Plan at the Company’s annual general meeting of shareholders. On June 25, 2025, the shareholders approved the amendment. As a result of the approval, the condition within the RSU awards granted in February was satisfied and the RSU awards granted in February 2025 will be settled through share issuance. As a result, on June 25, 2025 the awards were reclassified from liability to equity. The grant date fair value reflects the stock price as of the date of modification and $0.1 million of incremental compensation cost was recognized during the three and nine months ended September 30, 2025.
(2)	Unrecognized Compensation Cost related to RCU awards as of September 30, 2025 is calculated using the stock price, subject to certain minimum and maximum amounts, as of September 30, 2025.

The following table summarizes awards granted and the respective weighted average grant date fair value for the nine months ended September 30, 2025:

	Nine Months Ended
	September 30, 2025
	Awards Granted	Weighted Average Grant Date Fair Value per Award
RSUs	1,182,719	$3.21
PSUs	600,986	3.54
RCUs	1,518,653	5.00

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

The following are the weighted average assumptions used within the Monte Carlo valuation model for PSUs granted during the nine months ended September 30, 2025:

Nine Months Ended
September 30, 2025
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

NOTE 16—SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under four segments: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics. The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics, medical, automotive, and other applications, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others. The Latex Binders segment produces styrene-butadiene (“SB”) latex and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market. The Polymer Solutions segment contains the results of the acrylonitrile butadiene styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polycarbonate (“PC”) businesses. The Polymer Solutions segment also includes the results of Heathland, which was acquired in the first quarter of 2022, and the legacy Polystyrene segment, which includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”). Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is the metric used by the chief operating decision maker to measure segment operating performance and is defined below, for the three and nine months ended September 30, 2025 and 2024. The information in the tables below has been adjusted to show the historical results recasted to reflect the current segment structure, as discussed in Note 1. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment and by geography for the three and nine months ended September 30, 2025 and 2024.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Three Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
September 30, 2025
Net sales	$273.5	$198.3	$271.4	$—	$743.2	$—	$743.2
Cost of sales	(257.8)	(181.4)	(267.5)	—	(706.7)	0.9	(705.8)
Selling, general and administrative expenses	(15.4)	(9.4)	(12.2)	—	(37.0)	(26.2)	(63.2)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	(2.4)	(2.4)	—	(2.4)
Other income and (expense)	—	(0.5)	(0.4)	—	(0.9)	(1.7)	(2.6)
Other segment items (2)	(0.1)	—	3.5	—	3.4	1.4	4.8
Depreciation and amortization expenses (3)	33.6	9.9	9.3	—	52.8	3.6	56.4
Adjusted EBITDA (1)	$33.8	$16.9	$4.1	$(2.4)	$52.4
Investments in unconsolidated affiliate	—	—	—	219.1	219.1	—	219.1
Capital expenditures	6.1	7.7	1.7	—	15.5	1.0	16.5
September 30, 2024
Net sales	$294.5	$241.9	$331.3	$—	$867.7	$—	$867.7
Cost of sales	(268.5)	(213.3)	(305.3)	—	(787.1)	—	(787.1)
Selling, general and administrative expenses	(20.6)	(11.4)	(31.7)	—	(63.7)	(33.3)	(97.0)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	4.0	4.0	—	4.0
Other income and (expense)	(0.3)	(0.5)	(0.4)	—	(1.2)	2.6	1.4
Other segment items (2)	1.8	1.3	20.0	—	23.1	5.7	28.8
Depreciation and amortization expenses (3)	26.6	7.5	9.5	—	43.6	4.7	48.3
Adjusted EBITDA (1)	$33.5	$25.5	$23.4	$4.0	$86.4
Investments in unconsolidated affiliate	—	—	—	263.0	263.0	—	263.0
Capital expenditures	6.9	3.3	1.5	—	11.7	0.5	12.2

(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(3)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Nine Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
September 30, 2025
Net sales	$844.0	$611.8	$856.5	$—	$2,312.3	$—	$2,312.3
Cost of sales	(793.0)	(552.9)	(829.5)	—	(2,175.4)	0.9	(2,174.5)
Selling, general and administrative expenses	(51.5)	(27.0)	(37.5)	—	(116.0)	(116.3)	(232.3)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	4.0	4.0	—	4.0
Other income and (expense) (2)	0.3	(1.3)	24.9	—	23.9	(3.3)	20.6
Other segment items (3)	(0.2)	0.1	21.8	—	21.7	32.8	54.5
Depreciation and amortization expenses (4)	91.0	27.5	17.6	—	136.1	16.1	152.2
Adjusted EBITDA (1)	$90.6	$58.2	$53.8	$4.0	$206.6
Investments in unconsolidated affiliate	—	—	—	219.1	219.1	—	219.1
Capital expenditures	13.2	15.3	4.4	—	32.9	2.1	35.0
September 30, 2024
Net sales	$900.8	$735.9	$1,055.0	$—	$2,691.7	$—	$2,691.7
Cost of sales	(851.3)	(650.8)	(980.0)	—	(2,482.1)	—	(2,482.1)
Selling, general and administrative expenses	(52.2)	(30.1)	(60.1)	—	(142.4)	(94.8)	(237.2)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	25.8	25.8	—	25.8
Other income and (expense)	0.6	(1.5)	1.4	—	0.5	0.4	0.9
Other segment items (3)	(1.3)	1.2	28.0	—	27.9	11.0	38.9
Depreciation and amortization expenses (4)	79.3	22.1	24.4	—	125.8	14.1	139.9
Adjusted EBITDA (1)	$75.9	$76.8	$68.7	$25.8	$247.2
Investments in unconsolidated affiliate	—	—	—	263.0	263.0	—	263.0
Capital expenditures	22.6	12.9	5.3	—	40.8	1.3	42.1
(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	On November 13, 2024, the Company announced it entered into agreements to supply a polycarbonate technology license and proprietary polycarbonate production equipment in Stade, Germany to a wholly owned subsidiary of Deepak for use in India. During the first quarter of 2025, the Company completed its performance obligations on the delivery of the technology license and recognized $26.0 million in “Other Expense (Income), Net” within the Polymer Solutions segment.
(3)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(4)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

The reconciliation of income (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Loss before income taxes	$(101.4)	$(83.9)	$(276.8)	$(201.5)
Interest expense, net	70.6	72.3	206.7	200.0
Depreciation and Amortization (5)	56.4	48.3	152.2	139.9
Corporate Unallocated (6)	22.0	20.3	69.8	69.3
Adjusted EBITDA Addbacks (7)	4.8	29.4	54.7	39.5
Segment Adjusted EBITDA	$52.4	$86.4	$206.6	$247.2
(5)

During the three and nine months ended September 30, 2025, the Company recognized $13.8 million and $27.6 million, respectively, for accelerated amortization of capitalized software assets related to our transition of current enterprise resource planning (“ERP”) system to a cloud based system. During the nine months ended September 30, 2025, the Company recognized an $8.1 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation to realize efficiencies during decommissioning.

(6)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(7)	Adjusted EBITDA addbacks for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Loss on financing transactions (Note 10)	$—	$—	$26.5	$—
Net gain on disposition of businesses and assets	—	—	—	(7.1)
Restructuring and other charges (Note 4)	3.7	28.5	21.9	41.9
Other items (a)	1.1	0.9	6.3	4.7
Total Adjusted EBITDA Addbacks	$4.8	$29.4	$54.7	$39.5
(a)	Other items for the periods presented primarily relate to fees incurred in conjunction with the Company’s legal defense costs associated with Synthos litigation, described in Note 13 and certain other strategic initiatives.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2025 and 2024	Adjustments	Plans, Net	Hedges, Net	Total
Balance at June 30, 2025	$(118.4)	$20.5	$6.7	$(91.2)
Other comprehensive income (loss)	(2.9)	0.1	0.1	(2.7)
Amounts reclassified from AOCI to net income (loss) (1)	—	(0.8)	0.5	(0.3)
Balance as of September 30, 2025	$(121.3)	$19.8	$7.3	$(94.2)

Balance at June 30, 2024	$(158.1)	$16.3	$4.4	$(137.4)
Other comprehensive income (loss)	19.0	(0.3)	0.5	19.2
Amounts reclassified from AOCI to net income (loss) (1)	—	(1.2)	1.3	0.1
Balance as of September 30, 2024	$(139.1)	$14.8	$6.2	$(118.1)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2025 and 2024	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2024	$(170.2)	$20.9	$7.2	$(142.1)
Other comprehensive income (loss)	48.9	1.8	(1.4)	49.3
Amounts reclassified from AOCI to net income (loss) (1)	—	(2.9)	1.5	(1.4)
Balance as of September 30, 2025	$(121.3)	$19.8	$7.3	$(94.2)

Balance at December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
Other comprehensive income (loss)	2.8	(0.3)	2.9	5.4
Amounts reclassified from AOCI to net income (loss) (1)	—	(2.0)	8.1	6.1
Balance as of September 30, 2024	$(139.1)	$14.8	$6.2	$(118.1)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
AOCI Components	2025	2024	2025	2024	Classification
Cash flow hedging items
Commodity cash flow hedges	$0.6	$1.4	$1.7	$9.0	Cost of sales
Total before tax	0.6	1.4	1.7	9.0
Tax effect	(0.1)	(0.1)	(0.2)	(0.9)	Provision for (benefit from) income taxes
Total, net of tax	$0.5	$1.3	$1.5	$8.1

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.1)	$(0.6)	$(0.3)	(a)
Net actuarial loss	(0.8)	(0.5)	(2.2)	(1.3)	(a)
Net curtailment and settlement gain	—	(0.9)	(0.8)	(0.9)	(a)
Total before tax	(1.0)	(1.5)	(3.6)	(2.5)
Tax effect	0.2	0.3	0.7	0.5	Provision for (benefit from) income taxes
Total, net of tax	$(0.8)	$(1.2)	$(2.9)	$(2.0)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2025 Year-to-Date Highlights

During the three and nine months ended September 30, 2025, Trinseo recognized net loss of $109.7 million and $294.2 million, respectively, and Adjusted EBITDA of $30.4 million and $136.8 million, respectively. Adjusted EBITDA for the quarter and year was impacted by continued low levels of demand due to persistent market uncertainty, which was partially offset by lower fixed costs through strategic savings initiatives. The Company has access to capital resources through the financings available under our debt structure.

Refer to the discussion below for further information and refer to “Non-GAAP Performance Measures” for discussion of our use of non-GAAP measures in evaluating our performance and a reconciliation of these measures. Other highlights for the year are described below.

Strategic Operational and Liquidity Initiatives

On October 2, 2025, the Company, upon authorization from the Board of Directors, approved a restructuring plan to permanently close our methyl methacrylate (“MMA”) production operations in Rho, Italy and our acetone cyanohydrin (“ACH”) production operations in Porto Marghera, Italy (the “MMA Restructuring Plan”). The MMA Restructuring Plan is intended to streamline our MMA production network and exit underperforming assets. Moving forward, we will source all MMA feedstock from third-party producers. The Company expects the MMA Restructuring Plan actions to commence in the fourth quarter of 2025, subject to the satisfaction of local law requirements. However, the actual timing and costs of the MMA Restructuring Plan may differ from the Company’s current expectations and estimates and such differences may be material since these charges are subject to ongoing negotiations with works councils, industrial associations and government authorities. The Company expects to record total pre-tax restructuring charges of $80.0 million to $100.0 million, principally comprised of $3.0 million to $6.0 million of employee-related costs, $40.0 million to $46.0 million of asset-related charges and $37.0 million to $48.0 million related to exiting production activities, including contract terminations, demolition and decommissioning. The anticipated future cash payments associated with these charges are expected to be approximately $40.0 million to $50.0 million with substantially all payments expected to be made by the end of 2028. The MMA Restructuring Plan is expected to deliver approximately $20.0 million of annualized profitability improvement beginning in 2026.

Dividend Suspension

On October 3, 2025, the Company’s Board of Directors indefinitely suspended the quarterly dividend of $0.01 per share, effective immediately, which is expected to save approximately $1.5 million annually.

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2025	%	2024	%	2025	%	2024	%
Net sales	$743.2	100%	$867.7	100%	$2,312.3	100%	$2,691.7	100%
Cost of sales	705.8	95%	787.1	91%	2,174.5	94%	2,482.1	92%
Gross profit	37.4	5%	80.6	9%	137.8	6%	209.6	8%
Selling, general and administrative expenses	63.2	9%	97.0	11%	232.3	10%	237.2	9%
Equity in earnings (losses) of unconsolidated affiliate	(2.4)	—%	4.0	—%	4.0	—%	25.8	1%
Operating loss	(28.2)	(4)%	(12.4)	(2)%	(90.5)	(4)%	(1.8)	—%
Interest expense, net	70.6	10%	72.3	8%	206.7	9%	200.0	7%
Loss on extinguishment of long-term debt	—	—%	0.6	—%	0.2	—%	0.6	—%
Other expense (income), net	2.6	—%	(1.4)	—%	(20.6)	(1)%	(0.9)	—%
Loss before income taxes	(101.4)	(14)%	(83.9)	(10)%	(276.8)	(12)%	(201.5)	(7)%
Provision for income taxes	8.3	1%	3.4	—%	17.4	1%	29.1	1%
Net loss	$(109.7)	(15)%	$(87.3)	(10)%	$(294.2)	(13)%	$(230.6)	(8)%

Three Months Ended – September 30, 2025 vs. September 30, 2024

Net Sales

Net sales decreased 14% year-over-year, primarily driven by a 7% decrease from lower sales volumes across all business segments, primarily due to continued end market demand weakness, and a 9% decrease from lower pricing. The decreases were partially offset by a 2% increase from favorable foreign exchange rate impacts.

Cost of Sales

The 10% decrease in cost of sales was primarily attributable to an 8% decrease due to lower pricing and a 5% decrease due to lower volumes. These decreases were partially offset by a 3% increase from foreign exchange rate impacts.

Gross Profit

The $43.2 million decrease in gross profit was primarily due to both lower volumes and margins. Lower margins were particularly in Polymer Solutions and Latex Binders due to competitive price pressure particularly in Europe. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $33.8 million, or 35%, decrease in SG&A was primarily due to a $24.8 million decrease in costs associated with the Company’s restructuring plan, a $5.5 million decrease in employee compensation related accruals, and a $3.4 million decrease in the Company’s depreciation and amortization expenses.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $6.4 million was mainly due to costs associated with an unplanned outage.

Interest Expense, Net

The decrease in interest expense, net of $1.7 million, or 2%, was primarily attributable to a decrease in market interest rates on our variable rate debt, specifically the 2028 Refinance Loans and the 2028 Term Loan B. Refer to Note 10 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other expense, net for the three months ended September 30, 2025 was $2.6 million, which was primarily driven by $0.8 million of expense related to the non-service cost components of net periodic benefit cost and net foreign exchange transaction losses of $0.4 million.

Other income, net for the three months ended September 30, 2024 was $1.4 million, which was primarily driven by net foreign exchange transaction gains of $2.5 million, related to our balance sheet hedging program, and $0.2 million of income related to the non-service cost components of net periodic benefit cost.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended September 30, 2025 totaled $8.3 million, resulting in an effective tax rate of (8.2)%. Provision for income taxes for the three months ended September 30, 2024 totaled $3.4 million, resulting in an effective tax rate of (4.1)%.

The increase in provision for income taxes for the three months ended September 30, 2025 is primarily driven by the geographical mix of earnings.

Nine Months Ended – September 30, 2025 vs. September 30, 2024

Net Sales

Net sales decreased 14% year-over-year, primarily driven by a 10% decrease from lower sales volumes across all business segments, due to continued end market demand weakness and intentionally reducing volumes or exiting low-margin businesses, particularly in Polymer Solutions, Latex Binders, and MMA markets within Engineered Materials, to optimize plant operations and sales mix and a 4% decrease due to lower pricing.

Cost of Sales

The 12% decrease in cost of sales was primarily attributable to an 8% decrease due to lower sales volumes and a 5% decrease due to lower pricing. These decreases were partially offset by an increase of 1% from favorable foreign exchange rate impacts.

Gross Profit

The $71.8 million decrease in gross profit was primarily due to lower volumes, partially offset by our cost reduction initiatives. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $4.9 million, or 2%, decrease in SG&A was primarily due to a $27.1 million increase in costs associated with the Company’s debt refinancing transaction executed in the first quarter and a $7.1 million increase in due to pre-tax gains made on various assets sold in the previous year. These increases were offset by a $19.9 million decrease in costs associated with the Company’s restructuring plan and a $11.2 million decrease in employee compensation related accruals.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $21.8 million was due to lower polystyrene volumes and higher raw material input costs, as well as unplanned outages.

Interest Expense, Net

The increase in interest expense, net of $6.7 million, or 3%, was primarily attributable to the increased year-over-year usage of our short-term borrowing under the Accounts Receivable Securitization Facility and the OpCo Super-Priority Revolver and the additional principal generated from the margin on the executed payment in kind elections (“PIK Interest Election”). These increases were partially offset by a decrease in market interest rates on our variable rate debt, specifically the 2028 Refinance Loans and the 2028 Term Loan B. Refer to Note 10 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other income, net for the nine months ended September 30, 2025 was $20.6 million, which was primarily driven by $26.0 million of license income for polycarbonate technology. The licensing income was partially offset by net foreign exchange transaction losses of $1.6 million and $1.7 million of expense related to the non-service cost components of net periodic benefit cost.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes for the nine months ended September 30, 2025 totaled $17.4 million, resulting in an effective tax rate of (6.3)%. Provision for income taxes for the nine months ended September 30, 2024 totaled $29.1 million, resulting in an effective tax rate of (14.4)%.

The decrease in provision for income taxes for the nine months ended September 30, 2025 is primarily driven by the establishment of a valuation allowance in the amount of $13.7 million for the Company’s China Subsidiary recorded in the second quarter 2024 and an increase in its reserve in the amount of $6.6 million for unrecognized tax benefits related to its ongoing tax examination in China recorded in the second and third quarters of 2024, partially offset by the geographical mix of earnings.

Outlook

Fourth quarter Adjusted EBITDA is expected to be comparable to third quarter 2025 as we expect a continuation of the challenging economic and geopolitical conditions through the end of the year. We expect an improvement in the results of Americas Styrenics, offset by seasonal lower demand in all segments. Free cash flow in the fourth quarter is expected to be sequentially better due to a working capital release from year-end seasonality. The Company remains focused on enhancing free cash flow in both the near and long term through disciplined working capital management, restructuring initiatives, and other actions.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2025 and 2024. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA. Prior period segment amounts herein have been recast in conjunction with the Company’s segment realignment that occurred during the fourth quarter of 2024, as described in Note 16 of the condensed consolidated financial statements.

Engineered Materials Segment

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products sold into high growth and high value applications in markets such as consumer electronics, medical and automotive, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. The Engineered Materials segment also includes polymethyl methacrylates (“PMMA”) and MMA products, which are sold into a variety of applications including automotive, building and construction, medical, consumer electronics, and wellness, among others.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Net sales	$273.5	$294.5	(7)%	$844.0	$900.8	(6)%
Adjusted EBITDA	$33.8	$33.5	1%	$90.6	$75.9	19%
Adjusted EBITDA margin	12%	11%		11%	8%

Three Months Ended – September 30, 2025 vs. September 30, 2024

The 7% decrease in net sales was primarily attributable to an 8% decrease due to lower sales volumes, particularly in medical applications. This was partially offset by higher volumes in PMMA resins and a 1% increase due to favorable foreign exchange rate impacts.

Adjusted EBITDA increased $0.3 million, due to increases of $6.0 million, or 18%, from higher margins and $3.7 million, or 11%, from lower fixed costs. These increases were partially offset by a $9.4 million, or 28%, decrease due to lower sales volumes.

Nine Months Ended – September 30, 2025 vs. September 30, 2024

The 6% decrease in net sales was primarily attributable to an 8% decrease due to lower sales volumes across our end market applications, especially in automotive and building and construction. This was partially offset by a 2% increase due to higher pricing from raw material pass-through and mix improvements.

Adjusted EBITDA increased $14.6 million, of which $30.6 million, or 40%, was due to higher margins resulting from mix improvements, lower natural gas hedge losses, more normalized MMA market dynamics in the first quarter and a $7.3 million, or 10%, increase from lower fixed costs. These increases were partially offset by a decrease of $23.3 million, or 31%, due to lower sales volumes from continued end market demand weakness.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Net sales	$198.3	$241.9	(18)%	$611.8	$735.9	(17)%
Adjusted EBITDA	$16.9	$25.5	(34)%	$58.2	$76.8	(24)%
Adjusted EBITDA margin	9%	11%		10%	10%

Three Months Ended – September 30, 2025 vs. September 30, 2024

The 18% decrease in net sales was primarily attributable to an 8% decrease due to lower sales volumes in paper and board and a 12% decrease from lower price due to pricing pressures in Europe and Asia. The decreases were partially offset by higher volumes in CASE and battery binders plus a 2% increase due to favorable foreign exchange rate impacts.

The $8.7 million, or 34%, decrease in Adjusted EBITDA was primarily due to a $6.1 million, or 24%, decline in sales volumes in paper and board, particularly in Europe and a $5.9 million, or 23%, decrease due to lower margins. These decreases were partially offset by an increase of $2.9 million, or 11%, from lower fixed costs and an increase of $0.4 million, or 2%, from favorable foreign exchange rate impacts.

Nine Months Ended – September 30, 2025 vs. September 30, 2024

The 17% decrease in net sales was primarily attributable to a 12% decrease in sales volumes driven by lower paper and board in Europe and Asia and a 5% decrease from lower global prices across most end applications.

The $18.6 million, or 24%, decrease in Adjusted EBITDA was primarily due to a $22.2 million, or 29%, decrease in sales volumes, mostly in Europe paper and board, and a $4.3 million, or 6%, decrease due to lower margins. These were partially offset by an increase of $7.1 million, or 9%, attributable to lower fixed costs, an increase of $0.5 million, or 1%, from favorable foreign exchange rate impacts, and an increase of $0.3 million, or 1% from favorable currency impacts.

Polymer Solutions Segment

Our Polymer Solutions segment consists of a variety of polymers, the majority of which are for building and construction applications. The segment includes our mass acrylonitrile butadiene styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polystyrene businesses, as well as our polycarbonate technology.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Net sales	$271.4	$331.3	(18)%	$856.5	$1,055.0	(19)%
Adjusted EBITDA	$4.1	$23.4	(82)%	$53.8	$68.7	(22)%
Adjusted EBITDA margin	2%	7%		6%	7%

Three Months Ended – September 30, 2025 vs. September 30, 2024

Net sales decreased by 18% year-over-year, primarily due to a 15% decrease from lower pricing and a 6% decrease from lower sales volumes in ABS and unfavorable mix. The decrease was partially offset by a 3% increase due to favorable foreign exchange rate impacts.

The $19.3 million, or 82%, decrease in Adjusted EBITDA was primarily due to a $13.5 million, or 58%, decrease from pricing, mainly in polystyrene, and a $10.0 million, or 42%, decrease in ABS sales volumes and unfavorable mix. The decreases were partially offset by a $3.6 million, or 16%, increase from lower fixed costs from the exit of polycarbonate production in Stade, Germany and a $0.6 million, or 2%, increase from favorable foreign exchange rate impacts.

Nine Months Ended – September 30, 2025 vs. September 30, 2024

Net sales decreased by 19% year-over-year, primarily due to an 11% decrease from lower sales volumes and a 9% decrease from lower pricing. The reductions were primarily in polycarbonate from portfolio optimization actions and in polystyrene and ABS from continued weak market conditions. The decreases were partially offset by a 1% increase from favorable foreign exchange rate impacts.

The $14.9 million, or 22%, decrease in Adjusted EBITDA was primarily due to a $38.4 million, or 56%, decrease from lower sales volumes and a $38.3 million, or 56%, decrease from lower pricing. These decreases were partially offset by a $35.8 million increase, or 52%, from lower fixed costs from the exit of polycarbonate production in Stade, Germany paired with a $26.0 million, or 38%, increase from polycarbonate technology licensing income.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Adjusted EBITDA*	$(2.4)	$4.0	(160)%	$4.0	$25.8	(84)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – September 30, 2025 vs. September 30, 2024

The decrease in Adjusted EBITDA was mainly due to costs associated with an unplanned outage.

Nine Months Ended – September 30, 2025 vs. September 30, 2024

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net loss	$(109.7)	$(87.3)	$(294.2)	$(230.6)
Interest expense, net	70.6	72.3	206.7	200.0
Provision for income taxes	8.3	3.4	17.4	29.1
Depreciation and amortization (a)	56.4	48.3	152.2	139.9
EBITDA (b)	$25.6	$36.7	$82.1	$138.4
Loss on financing transactions (c)	—	—	26.5	—
Net gain on disposition of businesses and assets (d)	—	—	—	(7.1)
Restructuring and other charges (e)	3.7	28.5	21.9	41.9
Other items (f)	1.1	0.9	6.3	4.7
Adjusted EBITDA	$30.4	$66.1	$136.8	$177.9
(a)	During the three and nine months ended September 30, 2025, the Company recognized $13.8 million and $27.6 million, respectively, for accelerated amortization of capitalized software assets related to our current enterprise resource planning (“ERP”) system now being transitioned to a cloud based system which was partially offset by an $8.1 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation recognized to realize efficiencies during decommissioning.

(b)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management, and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(c)	Amounts for the nine months ended September 30, 2025 primarily relate to fees incurred in conjunction with Company’s debt refinancing transaction that did not meet the criteria for deferred financing charges as the transaction was accounted for as a modification of debt in accordance with ASC 470-60. Refer to Note 10 in the condensed consolidated financial statements for further information.
(d)	Amounts for the nine months ended September 30, 2024 primarily relate to the sale of the Belen, New Mexico and Bronderslev, Denmark manufacturing facilities. Refer to Note 4 in the condensed consolidated financial statements for further information.
(e)	Amounts for the three and nine months ended September 30, 2025 and 2024 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.
(f)	Other items for the three and nine months ended September 30, 2025 primarily relate to fees incurred in conjunction with the Company’s legal defense costs associated with Synthos litigation, described in Note 13.

Other items for the three and nine months ended September 30, 2024 primarily relate to fees incurred in conjunction with Synthos litigation, certain strategic initiatives, as well as costs related to our transition to a new enterprise resource planning system.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2025 and 2024. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(125.0)	$(99.3)
Investing activities	(35.0)	(33.9)
Financing activities	56.0	40.7
Effect of exchange rates on cash	6.4	(1.0)
Net change in cash, cash equivalents, and restricted cash	$(97.6)	$(93.5)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 totaled $125.0 million, which included a $9.1 million decrease in working capital, including the impact of $26.3 million in expenses related to refinancing that were not eligible for capitalization as deferred financing costs.

Net cash used in operating activities during the nine months ended September 30, 2024 totaled $99.3 million, which included a $5.7 million decrease in working capital and $15.0 million of dividends received from Americas Styrenics. Cash provided by operations during the third quarter 2024 was $8.8 million, a sequential improvement of $50.7 million compared to second quarter 2024 as a result of targeted working capital and other actions, including deferring interest payments through the PIK Interest Election.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 totaled $35.0 million, which was primarily attributable to capital expenditures.

Net cash used in investing activities during the nine months ended September 30, 2024 totaled $33.9 million, which was primarily attributable to capital expenditures of $42.1 million offset by proceeds from the sale of other assets of $8.2 million.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2025 totaled $56.0 million. During the nine months the Company drew $140.0 million and $150.0 million in proceeds and repaid $75.0 million and $120.0 million from the Accounts Receivable Securitization Facility and OpCo Super-Priority Revolver, respectively, principally related to funding working capital through the quarter. This activity also included the issuance of additional 2028 Refinance Term Loans ($115.0 million of aggregate principal) in exchange for the redemption of the 2025 Senior Notes ($115.0 million reduction in aggregate principal), $19.8 million of debt issuance costs that met the criteria for deferred financing charges, $1.2 million of dividends paid, and $2.8 million of net repayments of short-term borrowings.

Net cash provided by financing activities during the nine months ended September 30, 2024 totaled $40.7 million. During the nine months the Company drew $438.2 million in proceeds from the A/R Facility, and repaid $363.2 million, principally related to funding working capital through the quarter. This activity was partially offset by $13.7 million in debt repayments, $1.3 million of dividends paid, and $14.0 million of net repayments of short-term borrowings.

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

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Cash used in operating activities	$(125.0)	$(99.3)
Capital expenditures	(35.0)	(42.1)
Free Cash Flow	$(160.0)	$(141.4)

Refer to the discussion above for significant impacts to cash used in operating activities for the nine months ended September 30, 2025 and 2024.

Capital Resources and Liquidity

We require cash principally for day-to-day operations, to finance capital investments and other initiatives, to purchase materials, and to service our outstanding indebtedness. Our sources of liquidity include cash on hand, cash flow from operations from continuing operations, and amounts available under the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility (discussed further below).

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

In addition, the OpCo Super-Priority Revolver’s anti-cash hoarding covenant requires repayment of existing borrowings under the OpCo Super-Priority Revolver of the excess amount of cash and cash equivalents held by loan parties over $100.0 million or the excess cash and cash equivalents held by non-loan parties over $50.0 million. As of September 30, 2025, the Company was in compliance with all debt covenant requirements under all debt agreements.

As of September 30, 2025, the Company had Liquidity of $346.4 million, comprised of $102.2 million of cash and cash equivalents and approximately $244.2 million of funds available for borrowing under both the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, $236.8 million and $7.4 million, respectively.

As of September 30, 2025 and December 31, 2024, we had $2,573.0 million and $2,448.4 million, respectively, in outstanding indebtedness and $248.2 million and $267.3 million, respectively, in working capital. In addition, as of September 30, 2025 and December 31, 2024, we had $84.7 million and $107.7 million, respectively, of foreign cash and cash equivalents on our balance sheet, outside of Ireland, our country of domicile, all of which is readily convertible into other foreign currencies, including the U.S. dollar. Our intention is not to permanently reinvest our foreign cash and cash equivalents. Accordingly, we record deferred income tax liabilities related to the unremitted earnings of our subsidiaries.

The following table outlines our outstanding indebtedness as of September 30, 2025 and December 31, 2024 and the associated interest expense, including amortization of deferred financing fees and debt discounts. Effective interest rates for the borrowings included in the table below exclude the impact of deferred financing fee amortization, certain other fees charged to interest expense (such as fees for unused commitment fees during the period), and the impacts of derivatives designated as hedging instruments. For definitions of capitalized terms not included herein, refer to our Annual Report on Form 10-K (“Annual Report”).

	As of and for the Nine Months Ended			As of and for the Year Ended
	September 30, 2025			December 31, 2024
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Refinance Senior Notes	$442.9	7.6%	$14.9	$—	—%	$—
2029 Senior Notes	—	5.0%	1.6	447.0	5.0%	24.8
2025 Senior Notes	—	5.2%	0.3	115.0	5.3%	6.5
Senior Credit Facility
2028 Term Loan B	716.7	7.1%	41.3	721.9	8.0%	62.2
OpCo Super-Priority Revolver	30.0	6.7%	3.8	—	—%	—
2026 Revolving Facility	—	—%	—	—	—%	2.9
2028 Refinance Term Loans	1,239.2	13.7%	136.6	1,083.2	14.4%	167.8
Accounts Receivable Securitization Facility	140.0	9.1%	10.2	75.0	8.7%	6.9
Other indebtedness	4.2	7.5%	0.2	6.3	3.6%	0.4
Total	$2,573.0		$208.9	$2,448.4		$271.5

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

During the nine months ended September 30, 2025, the Company made $5.6 million and $8.4 million of net principal payments on the 2028 Term Loan B and the 2028 Refinance Term Loans, respectively, with an additional $18.3 million of scheduled future payments classified within current debt on the Company’s consolidated balance sheet as of September 30, 2025 related to both the 2028 Refinance Term Loans and the 2028 Term Loan B.

Under the terms of the 2028 Refinance Credit Agreement, through September 8, 2025, the Company may, at its discretion, make a payment in kind election (“PIK Interest Election”) to convert a portion of the quarterly interest margin payable to principal, and the converted principal is subject to an additional 1.00% margin. Third quarter 2025 is the final period the Company is able to use the PIK Interest Election for the 2028 Refinance Term Loans. Under the terms of the 2L Note Indenture, the Company will make a PIK Interest Election for 2.50% of the annual interest payable for each of its first six semi-annual interest payments starting on August 15, 2025.

During the nine months ended September 30, 2025, the Company executed the PIK Elections and deferred $46.3 million of interest payable and capitalized as long-term debt. During the year ended December 31, 2024, the Company deferred payment of $33.9 million of interest payable and capitalized as long-term debt.

As of September 30, 2025, under the OpCo Super-Priority Revolver, the Company had a capacity of $300.0 million with capacity of $60.0 million under the letter of credit subfacility. As of September 30, 2025, the Company had funds available for borrowing of $236.8 million (net of the applicable $33.2 million outstanding letters of credit as defined in the secured credit agreement). Additionally, the Company was required to pay a quarterly commitment fee for any unused commitments equal to 0.375% per annum.

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

As of September 30, 2025, there was $140.0 million outstanding under the facility and the Company had $147.4 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $7.4 million additional funds available for borrowing. During the quarter ended September 30, 2025, the Company drew $10.0 million and repaid $20.0 million from the facility. On occasion, the accounts receivable available to support the facility fails to meet the amount required to reach the maximum borrowing capacity of $150.0 million. In the event of any shortfall, the Company manages liquidity through a combination of the available cash and cash equivalents, available Accounts Receivable Securitization Facility, and the Revolver as needed.

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

Trinseo Holding S.á r.l. (formerly Trinseo Materials Operating S.C.A.) and Trinseo Materials Finance, Inc. (“Borrowers” under our Senior Credit Facility), and Trinseo Luxco Finance SPV S.á r.l. and Trinseo NA Finance SPV LLC (the “Issuers” of our 2029 Refinance Senior Notes and Borrowers under the 2028 Refinance Credit Agreement) are dependent upon the cash generation and receipt of distributions and dividends or other payments from our subsidiaries and joint venture in order to satisfy their debt obligations. There are no known significant restrictions by third parties on the ability of subsidiaries of the Company to disburse or dividend funds to the Issuers and the Borrowers in order to satisfy these obligations. However, as the Company’s subsidiaries are located in a variety of jurisdictions, the Company can give no assurances that our subsidiaries will not face transfer restrictions in the future due to regulatory or other reasons beyond our control.

The Senior Credit Facility, Refinance Credit Agreement and 2L Note Indenture also limit the ability of the Borrowers and Issuers, respectively, to pay dividends or make other distributions to Trinseo PLC, which could then be used to make distributions to shareholders. During the three months ended September 30, 2025, the Company did not declare dividends and the Board of Directors voted to indefinitely suspend the Company’s quarterly dividend.

Cash flows from operations have been, and may continue to be, adversely affected by various risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024. Macroeconomic conditions—including uncertainty related to global tariffs, elevated interest rates, and geopolitical conditions—have resulted in lower demand and earnings. These factors may negatively impact our liquidity and ability to access capital resources.

We have recurring net losses and negative operating cash flows. Although our strategic initiatives are focused on achieving sustainable profitability—including the liquidity and cost-reduction measures described above—we expect to continue operating at a net loss for the near future.

Based on our current business forecasts, we believe we have near term access to sufficient liquidity, comprised of cash and cash equivalent balances and borrowings available under our OpCo Super Priority Revolver and Accounts Receivable Securitization Facility, to manage through the ongoing impact of the macroeconomic challenges, lower demand, supply constraints and supplier cash in advance requirements for at least the next twelve months. The Company continues to focus on cost savings measures and disciplined working capital management to position the Company for future economic recovery.

The Company's ability to meet its liquidity requirements will depend on the achievement of planned Adjusted EBITDA and operating cash flow targets, as well as effective cost and working capital management over the next twelve months. Our ability to meet liquidity requirements longer term remains dependent on recovery in the Company's end markets. However, our cash resources may be depleted more rapidly than anticipated due to deteriorating demand, further economic uncertainty, unforeseen expenditures, or other factors beyond our control. In the event the Company is unable to achieve its planned Adjusted EBITDA and operating cash flows or maintain minimum liquidity requirements, it could have a material adverse impact on our access to liquidity, results of operation and financial condition.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended September 30, 2025, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, one director and one executive officer adopted trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

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

No other directors or executive officers of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the nine months ended September 30, 2025.

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

Date: November 7, 2025

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)