Form 10-K
period 2025-12-31
Trinseo PLC
filed 2026-03-13
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

(610) 240-3200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.01 per share	TSE	New York Stock Exchange*

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

As of March 5, 2026, there were 36,559,868 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo PLC computed by reference to the closing price of the registrant’s common shares on the New York Stock Exchange as of June 30, 2025 was approximately $108,936,270.

*On March 2, 2026, Trinseo PLC received notice from the New York Stock Exchange that it would commence proceedings to delist the Company’s ordinary shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2026 annual general meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

●	our ability to continue as a going concern;
●	ongoing discussions with our financial stakeholders;
●	our significant levels of indebtedness, ability to service our debt, meet our debt covenants or obtain amendments, waivers or forbearances;
●	unexpected payment obligations or liabilities which could create liquidity challenges;
●	the deterioration of our credit profile limiting our access to commercial credit;
●	the delisting of our ordinary shares from the New York Stock Exchange;
●	the restrictions on our operations, sale of assets and use of cash due to our debt agreements;
●	our ability to successfully generate cost savings through restructuring and cost reduction initiatives;
●	volatility in raw material costs or disruption in the supply of the raw materials utilized for our products;
●	increases in energy costs, volatility in energy markets and supply shortages, including those resulting from global conflicts;
●	any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges;
●	the execution of capital projects and other growth investments in accordance with the Company’s plan, budget and forecasts;
●	any inability to continue technological innovation and successful introduction of new products;
●	our ability to successfully transform the Company to a specialty materials and sustainable solutions provider, including our ability to divest assets and identify new growth opportunities;
●	our ability to successfully divest our styrenics businesses, including the sale of our interest in Americas Styrenics (as defined herein);
●	our ability to realize the benefits of acquisitions, to successfully integrate, realize synergies, retain customers, grow profitably, or the potential for impairment of goodwill acquired in such acquisitions;
●	other strategic acquisitions or divestitures affecting our operations or financial condition;
●	the stability of our joint ventures;
●	costs and business restrictions associated with complying to customs, international trade, export control and antitrust laws;
●	implementation of tariffs, changes to global trade policies, or retaliatory actions;
●	changes in global and local tax regulations;

●	regulatory and statutory changes applicable to our raw materials and products, including those related to climate change and sustainability;
●	expenditures related to changes to and our compliance with environmental, health and safety laws;
●	liabilities and losses related to contamination, environmental damage, or chemical exposures or release;
●	the outcome of ongoing or future litigation, arbitration or other legal proceedings;
●	our continued reliance on our relationship with The Dow Chemical Company and/or its affiliates (Dow) for certain services and supply of raw materials;
●	the limitations of our intellectual property licensing arrangements with Dow;
●	any inability to protect our trademarks, patents, and other intellectual property rights, as well as our ability to successfully license our intellectual property;
●	our infringement on the intellectual property rights of others;
●	cybersecurity incidents, including data breaches or cyber-attacks;
●	implementation of our enterprise resource planning system;
●	risks associated with our incorporation in Ireland; including impact of the Irish Companies Act and Irish Takeover Rules on our shareholders, and lack of flexibility to manage our capital structure;
●	conditions in the global economy and capital markets, and the impact of adverse conditions including recession, economic crisis, persistent decreased customer demand, the impact of tariffs on global trade relations, disease pandemics, terrorism, or war;
●	local business risks in the different countries in which we operate;
●	fluctuations in currency exchange rates; and
●	other risks described in the “Risk Factors” section or other sections of this Annual Report.

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

Trinseo PLC

Form 10-K Annual Report

For the Fiscal Year Ended December 31, 2025

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

PART I

Item 1. Business

Business

The Company

Trinseo PLC is a public limited company existing under the laws of Ireland. Trinseo PLC was merged with our former publicly traded parent entity, Trinseo S.A., with Trinseo PLC as the surviving entity. Prior to the formation of Trinseo S.A., our business was wholly owned by The Dow Chemical Company (together with its affiliates, we refer to as “Dow”). Our predecessor business was sold by Dow in 2010 to investment funds advised or managed by affiliates of Bain Capital Partners, LP (the “Dow Separation”), which fully divested its ownership in the Company in 2016. We have been listed on the New York Stock Exchange (“NYSE”) since June 2014 under the ticker symbol “TSE.” On March 2, 2026, Trinseo PLC received notice from the New York Stock Exchange that it would commence proceedings to delist the Company’s ordinary shares because the Company had fallen below the NYSE continued listing standard requiring companies to maintain an average market capitalization over a 30-trading day period of at least $15 million. The Notice also stated that trading in the Company’s ordinary shares would be suspended effective immediately.

Trinseo PLC is a specialty material solutions provider with a focus on partnering with companies to bring ideas to life in an imaginative, smart, and sustainability-focused manner. Our products are incorporated into a wide range of our customers’ products throughout the world, including products for building and construction, automotive applications, paper and board, appliances, packaging, textile, and consumer electronics, among others. We have long-standing relationships with a diverse base of global customers, many of whom are leaders in their markets and rely on us for formulation, technological differentiation, and compounding expertise to find sustainable solutions for their businesses. Many of our products represent only a small portion of a finished product’s manufacturing costs but provide critical functionality to the finished product and are often specifically developed to customer specifications. Therefore, we seek to regularly develop new and improved products and processes, supported by our intellectual property portfolio and manufacturing know-how, designed to enhance our customers’ product offerings. We believe these products’ traits result in substantial customer loyalty.

We have manufacturing and production operations around the world, which allow us to serve our global customer base. As of December 31, 2025, our production facilities included manufacturing plants and one recycling facility at sites across the globe, including the Company’s joint venture, Americas Styrenics LLC. Additionally, as of December 31, 2025, we operated 11 research and development (“R&D”) facilities globally, including technology and innovation development centers, which we believe are critical to our global presence and innovation capabilities. Our global operations also provide diversity in the end markets for our products.

Our Strategy

In 2025, we continued to focus our efforts and investments on specialty materials and sustainable solutions product offerings which are less cyclical and offer higher growth and margin potential. We have invested in differentiated and sustainable product offerings serving the applications within our compounding business segments, as well as coatings, adhesives, sealants, and elastomers (“CASE”) applications within the Latex Binders business segment, while closing underperforming or unprofitable product lines to focus on improving cash flow.

We have capabilities to convert post-consumer and post-industrial waste for use in a wide range of high-end applications. We have a polycarbonate (“PC”) dissolution pilot facility in our Terneuzen, the Netherlands plant, a polymethyl methacrylates (“PMMA”) depolymerization plant in Rho, Italy and an acrylonitrile butadiene styrene (“ABS”) dissolution pilot facility in Terneuzen, the Netherlands. These facilities demonstrate our commitment to sustainability and progress toward our sustainable product portfolio goals.

In the face of ongoing challenges affecting the chemical industry and the end markets which we serve, including historically low demand, geopolitical turmoil, and pricing volatility, we have implemented multiple restructuring initiatives including product line shutdowns and workforce reductions which are designed to reduce costs, streamline commercial and operational activities, improve profitability and cash flow generation. We have also taken steps to further reduce our exposure to cyclical markets and strengthen our competitive position through the closure of certain underperforming or uncompetitive plants and product lines and exit from underperforming assets. These steps included the closure of our global styrene manufacturing operations and closure of our virgin polycarbonate manufacturing and polycarbonate plant at our Stade, Germany facility, the closure of our methyl methacrylate (MMA) production operations in Rho, Italy and the related acetone cyanohydrin (ACH) production operations in Porto Marghera, Italy, and polystyrene (“PS”) production operations in Schkopau, Germany. Following these actions, our downstream styrene, polycarbonate, and MMA needs will be purchased from external suppliers. We also have right sized the workforce as a result of the combination of management and supporting functions of our Engineered Materials, Plastics Solutions and Polystyrene businesses.

The Company continues to seek organic growth through expansion into key markets or strategic capital investments targeting technologies and solutions that meet the evolving needs of our customers, and to continue to provide innovative products to our customers who seek our technological and development capabilities to create specialty grades, new and sustainable products, and technologically-differentiated formulations. The Company will continue to focus on growing margins and reducing earnings volatility through such organic investments.

We continue to evaluate strategic alternatives to divest all or a portion of our styrenics businesses, which includes our polystyrene business and our interest in Americas Styrenics LP. In 2024, we announced our interest to sell our share in Americas Styrenics pursuant to an ownership exit provision in the joint venture agreement. The styrenics business separation remains an integral part of our long-term strategy, and we continue to evaluate actions to transform the Company into a higher growth, higher margin and less cyclical specialty and sustainable materials provider.

For more information regarding our strategic highlights see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2025 Highlights.

Business Segments

The Company operates under four reportable segments: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics. Our reportable segments reflect the model under which the business is being managed and results are being reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker.

For additional information regarding business segment results, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 in the consolidated financial statements.

Engineered Materials Segment

Overview

Our Engineered Materials segment consists of rigid thermoplastic compounds and blends products sold into high growth and high value applications in markets such as consumer electronics, medical and automotive, as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. The

Engineered Materials segment also includes polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) products, which are sold into a variety of applications including automotive, building and construction, medical, consumer electronics, and wellness, among others. During fourth quarter 2025 we ceased MMA production operations in Rho, Italy and ACH production operations in Porto Marghera, Italy. Going forward, all MMA will be purchased from third parties through a combination of long-term supply contracts and spot market purchases.

In 2025, approximately 34% of total Engineered Materials net sales were generated in Europe, approximately 45% were generated in the United States, and approximately 14% were generated in Asia.

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

The benefit of Trinseo’s portfolio in our Engineered Materials segment is the high level of customization for high-end applications at selected premium brand owners and clear orientation to sustainable solutions. Our current portfolio includes sustainable solutions, such as high-content post-consumer recycled (“PCR”) polycarbonate and bio-based raw materials. We continue to develop solutions to expand our sustainable offering using PCR ABS, PCR TPE, PCR PMMA and recycled MMA (“R-MMA”) which is chemically recycled. Sustainable products represented 5% of Engineered Materials segment volume in 2025 and are a core growth area.

Compounding. Our compounding products consist of PC/ABS compounds, PC blends, and PC and polypropylene compounds. In 2025, compounding products represented approximately 29% of total segment net sales.

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

We foresee growth in applications of building & construction, consumer goods, and automotive as well as continued initiatives toward light-weighting, paint replacement and digitization. Supported by current macro trends, we believe that we have additional growth opportunities in existing consumer electronics applications, including tablets, notebooks, smart phones and other handheld devices, as well as new voice control systems, home entertainment and delivery equipment. We also foresee growth in medical wearables, home equipment, and drug delivery devices. In serving these markets, we leverage our polymer and compound technologies to meet increasingly stringent performance requirements along with our customers’ aesthetic and color-matching requirements, which are crucial characteristics for the products involved.

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

Seasonality

Due to the steady demand state of a portfolio of applications in many markets, such as consumer electronics, medical devices, footwear, rigid compounds and soft TPE products do not experience significant seasonality. PMMA and compound applications geared towards automotive, building and construction and wellness markets do experience some seasonality.

Latex Binders Segment

Overview

In 2025, approximately 41% of our Latex Binders segment’s sales were generated in Europe, 35% were generated in the United States, and the majority of the remaining net sales were generated in Asia. Additionally, this segment includes the results of our styrene-acrylate latex (“SA latex”) and all-acrylic latex (“AA latex”) production facilities and related infrastructure in the United States, Europe and Asia. The Company’s key area of focus in the Latex Binders segment is to grow our product offerings serving CASE and battery applications, as these offer significantly higher growth and margin potential.

Products and End Uses

SB latex is widely used as a binder for mineral pigments as it allows high coating speeds, improved smoothness, higher gloss level, opacity and water resistance that is valued in the product’s end use in advertising, magazines, and packaging board coatings.

We offer a diverse range of latex binders products to the carpet and artificial turf market for use in residential and commercial applications. We produce SB latex, SA latex, vinylidene chloride, and butadiene-methacrylate latex products for the commercial and niche carpet markets. SB latex is also used in flooring as an adhesive for carpet and artificial turf fibers. We continue to implement new chemistries for paper coating and carpet backing applications.

We also offer a broad range of performance latex binders products, including SB latex, SA latex, and vinylidene chloride latex for CASE applications. Net sales to CASE applications made up approximately 17% of total Latex Binders net sales in 2025.

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

Polymer Solutions Segment

Overview

Our Polymer Solutions segment consists of a variety of polymers, the majority of which are for building and construction applications. The segment includes our mass acrylonitrile butadiene styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polystyrene businesses, as well as our polycarbonate technology. The Polymer Solutions segment also includes the results of converting post-consumer and post-industrial PMMA, PC, ABS, polystyrene, and other thermoplastic waste for use in a wide range of high-end applications. In 2025, approximately 62% of net sales from our Polymer Solutions segment were generated in Europe, 15% were generated in North America, and the majority of the remaining net sales were generated in Asia.

Products and End Uses

Copolymers. Our copolymers products consist of ABS and SAN. In 2025, copolymers represented approximately 44% of total segment net sales.

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

Polycarbonate (PC). In December 2024, following the decommissioning of the Stade, Germany polycarbonate plant, the Company no longer manufactures virgin PC and sources its PC needs from external suppliers. However, the

Company continues to leverage its know-how and IP regarding our proprietary PC technology in the form of licensing agreements, as well as innovation in recycled PC technology.

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

Polystyrene. We produce polystyrene with a focus on sales to injection molding and thermoforming customers. Our product offerings include a variety of general purpose polystyrenes (“GPPS”) and high impact polystyrene (“HIPS”). HIPS is polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties. These products provide customers with performance and aesthetics at a relatively low cost across applications, including appliances, packaging, including food packaging and food service disposables, consumer electronics and building and construction materials. We view recycled polystyrene products as important not only for the benefit of the environment but also as a way to better serve our customers by addressing their need for sustainable solutions.

The STYRON™ brand is widely recognized in the global marketplace and we believe our R&D capabilities provide valuable, differentiated solutions for our customers, making us well-positioned to address the sustainability, weight reduction, and safety needs.

In 2025, we closed our PS production operations in Schkopau, Germany with consolidation of remaining PS operations in Tessenderlo, Belgium.

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

Americas Styrenics Segment

Overview

This segment consists solely of the operations of our 50%-owned joint venture with Chevron Phillips Chemical Company, Americas Styrenics LLC (“Americas Styrenics”), which continues to be a leading producer in North America of both styrene and polystyrene. In 2025, Americas Styrenics supplied 18% of the styrene monomer capacity in North America. We received a total of $12.5 million in cash dividends from Americas Styrenics during 2025.

Products and End Uses

Styrene monomer is a basic building block of plastics and a key input to many of the Company’s products. Styrene monomer is a key raw material for the production of polystyrene, and in 2025 approximately 59% of the styrene monomer produced by Americas Styrenics was consumed in its own production of polystyrene. The remainder of Americas Styrenics’ product is sold as a key raw material to other manufacturers of polystyrene, expandable polystyrene, SB latex, ABS resins, unsaturated polyethylene resins, and styrene-butadiene rubber.

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

Our Relationship with Dow

Following the Dow Separation, we entered into certain long-term agreements with Dow to provide services. We maintain a significant relationship with Dow for certain site services, utilities and certain raw materials purchases. The failure of Dow to perform their obligations, or the termination of these agreements, could adversely affect our operations. See Item 1A—Risk Factors for more information.

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

Additionally, we are party to several agreements with Dow for the provision of certain raw materials, including butadiene, and other products, services and other operational arrangements. We are also party to a Capacity Reservation Contract which is an evergreen contract that provides guaranteed access to a certain portion of MMA capacity at a Dow-owned manufacturing facility in North America, which was assumed in connection with our acquisition of the PMMA business from Arkema S.A. (the “PMMA Acquisition”). See Sources and Availability of Raw Materials for more information. Under the Amended and Restated MOD5 Computerized Process Control Software, Licenses and Services Agreement, with Rofan Services (“AR MOD5 Agreement”), Dow provided worldwide process control technology, including hardware, software licenses and support services, and related enterprise resource planning services. We have converted all plant locations from the MOD5 process control technology and do not expect to incur any significant costs going forward.

The Second Amended and Restated Master Outsourcing Services Agreement (“SAR MOSA”) provides for ongoing worldwide services, substantially all of which were no longer provided by Dow. The Company continues to incur certain costs related to the SAR MOSA in 2025, which are expected to decrease in future years based on anticipated site shutdowns and demolition.

For the years ended December 31, 2025, 2024, and 2023, we incurred a total of $37.5 million, $54.5 million, and $140.5 million, respectively, in expenses under the SAR MOSA, AR MOD5 Agreement, and SAR SSAs (including utilities) including $37.5 million, $53.5 million, and $138.5 million, respectively, for both the variable and fixed cost components of the site services agreements and $1.0 million and $2.0 million, for the years ended December 31, 2024 and 2023, respectively, covering all other agreements.

For the years ended December 31, 2025, 2024, and 2023, purchases and other charges from Dow (excluding the SAR MOSA, AR MOD5 Agreement, and SAR SSAs) were approximately $185.3 million, $202.7 million, and $570.5 million, respectively. These purchases and other charges primarily relate to the purchase of raw materials for manufacturing our products. Additionally, for the years ended December 31, 2025, 2024, and 2023, sales to Dow were approximately $11.2 million, $65.4 million, and $95.1 million, respectively principally related to manufacturing of Dow’s products.

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

We have supply contracts in place to help maintain our supply of raw materials at competitive market prices and seek to implement the most efficient and reliable raw material strategy for each of our segments, including utilizing multiple sources where feasible and maintaining a balance between contracted and spot purchases of raw materials. We also produce raw materials for use by our businesses, and we purchase PCR materials for use in products such as our PC compounds. PMMA products use MMA as the key raw material, which is sourced through supply agreements. During 2025, Dow has supplied us with an aggregate 59% of the MMA used in our PMMA production, both in the United States through various supply agreements. In 2025, we obtained approximately 9% of our raw materials from Dow (based on aggregate purchase price).

Following our decision to cease production of styrene, PC, and MMA, these materials are purchased through strategic contracts and/or spot market purchases.

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

Our global network of R&D Centers of Excellence (CoEs) and Technical Centers support our technological and R&D/TS&D capabilities, where our cross-functional teams work and engage with customers on technology and innovation development. We have three R&D CoE locations bringing innovation excellence across the globe in Rheinmünster, Germany, Terneuzen, The Netherlands and Exton Pennsylvania. In addition, our R&D/TS&D efforts are supported by certain “mini-plants” used to make samples of experimental products for testing, which we believe is a critical step in our new product development process. We also operate a plastics research center, which integrates two existing technical support centers and research lab operations in a single location at our Terneuzen R&D CoE location. Further, we operate pilot plants to facilitate new production technology. Finally, our network of global R&D CoEs in Europe and the United States, are responsible for knowledge sharing, synergies and best-practice standardization and talent development across our business segments.

R&D and TS&D costs are included in expenses as incurred. Our R&D and TS&D costs were $63.6 million, $63.5 million, and $57.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Sales and Marketing

We have a customer-centric business model that has helped us to develop strong relationships with many customers. Our sales and marketing professionals are primarily located at our facilities or at virtual offices within their respective geographies. We have approximately 180 professionals working in sales and marketing around the world, along with approximately 90 customer service professionals, and we sell our products to customers in approximately 80 countries. We primarily market our products through our direct sales force. We also leverage various channel management partners, distributors, and agents in the sale of our products. Typically, our direct sales are made by our employees in the regions closest to the given customer.

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

Environmental, Health, Safety and Product Stewardship

Obtaining, producing and distributing many of our products involve the use, storage, transportation and disposal of toxic and hazardous materials. We are subject to extensive, evolving and increasingly stringent environmental and safety laws and regulations, which address, among other things:

●	emissions to the air;
●	discharges to soils and surface and subsurface waters;
●	other releases into the environment;
●	prevention, remediation or abatement of releases of hazardous materials into the indoor or outdoor environment;
●	generation, handling, storage, transportation, treatment and disposal of waste materials;
●	climate change impacts;
●	process and maintenance of safe conditions in the workplace;
●	registration and evaluation of chemicals;
●	production, handling, labeling or use of chemicals used or produced by us;
●	stewardship of products after manufacture; and
●	circular solutions, for polystyrene, PMMA, PC, ABS and other products.

We monitor compliance with applicable local, national, and international environmental, health and safety requirements and maintain policies and procedures to monitor and control environmental, health and safety risks, which may in some circumstances exceed the requirements imposed by applicable law. We have an environmental, health and safety organization with a staff of professionals who are responsible for environmental, health, personal safety, process safety, and product regulatory compliance and stewardship, in addition to comprehensive standards and tools. We supplement our programs with our participation in trade associations which monitor developments in legislation impacting our businesses. Additionally, our Supplier Code of Conduct includes our expectations for our suppliers to comply with applicable laws and regulations and encourages them to adhere to the highest principles of environmental responsibility.

We follow the American Chemistry Council Responsible Care® Guiding Principles for our global facilities and products and have received third party certification of our Responsible Care® Management System. Many of our facilities have been certified to ISO 14001 and other ISO management systems. We have a mature corporate environmental, health and safety audit program for our facilities. We conduct regular emergency preparedness and crisis planning and drills, at both the facility and corporate level. We expect that stringent environmental regulations will continue to be imposed on us and our industry in general.

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

We track and publicly report our greenhouse gas emissions, water usage, waste, and energy consumptions and our facilities continue to target reductions and improvements in these areas. Our annual Sustainability and Corporate Social Responsibility Report (the “Sustainability Report”), which is available on our website, provides our most recent sustainability highlights for our products, performance and operations. The report highlights sustainability goals and other initiatives to improve our sustainability performance.

Sustainability is a key focus area of our long-term strategy. As part of this strategy, we have successfully opened a PMMA depolymerization pilot facility in Rho, Italy, which uses a continuous process to produce high-purity regenerated MMA from pre- and post-consumer acrylic solutions. This technology returns material to its monomer form and allows additives and contaminants to be removed, which previously could not be done through mechanical recycling. We also operate a polycarbonate dissolution pilot facility and an ABS dissolution technology recycling pilot plant in our Terneuzen, the Netherlands site. These sites, along with our Heathland B.V. recycling operations, represent important steps in realizing our sustainability goals.

We continue to publish an annual Sustainability & Corporate Responsibility Report with reference to the Global Reporting Initiative (“GRI”) framework, the Sustainability Accounting Standards Board (“SASB”) framework and strive to set a high standard for safety and Employee Health & Safety (“EH&S”) goals. We expect the costs of administering our sustainability program and complying with evolving disclosure regulations to increase as we continue to focus and improve our sustainability initiatives and reporting.

Environmental Remediation

Environmental laws and regulations require mitigation or remediation of the effects of the disposal or release of chemical substances. Under some of these regulations, as the current owner or operator of a property, we could be held liable for the costs of removal or remediation of hazardous substances on or under the property, without regard to whether we knew of or caused the contamination, and regardless of whether the practices that resulted in the contamination were permitted at the time they occurred. Many of our production sites have an extended history of industrial use, and it is impossible to predict precisely what effect these laws and regulations will have on us in the future. In March 2023, we reported an accidental release of acrylic latex emulsion which occurred at our Bristol, Pennsylvania site, which a portion of this material ultimately flowed into a local waterway, and certain environmental claims related to this release, some of which are still ongoing. In the past, soil and groundwater contamination occurred at some of the sites and might occur or be discovered at other sites. Subject to certain limitations, Dow is obligated to indemnify and hold us harmless with respect to releases of hazardous material that existed at our sites prior to the Dow Separation, however, the period for new claims at these sites has expired. Any active remedial projects on our properties which were part of the Dow Separation are being performed by Dow pursuant to its indemnification obligations. We cannot be certain that Dow will continue to fully honor their existing indemnity obligations or that the indemnity will be sufficient to satisfy all claims that we may incur. Sites acquired after the Dow Separation are subject to different limitations or may not be covered by an indemnity. We conduct comprehensive environmental due diligence for potential acquisitions to mitigate the risk of assuming obligations to conduct material levels of environmental remediation. For a more detailed description of the risks related to environmental remediation, see Item 1A—Risk Factors.

Board Oversight

The Environmental, Health, Safety, Sustainability and Public Policy Committee (the “EHSS&PP Committee”) of the Company’s Board of Directors assists the Board with oversight of Company programs, policies and initiatives that support the environment, health and safety, sustainability, corporate social responsibility and climate change. The EHSS&PP Committee is responsible for supporting alignment between the Company and the Board on the Company’s sustainability, social, and public policy goals; guiding the Company and overseeing management of risks arising from our sustainability programs, policies, partnerships, activities and goals; reviewing external public policy/governmental affairs issues and trends and recommending Company response to these issues. The EHSS&PP Committee also reviews the Company’s annual Sustainability Report for Board approval and publication on the Company’s website.

Government Regulation

In addition to environmental, health, and safety laws and regulations, our operations subject us to numerous federal, state, and local laws and regulations in the countries in which we operate. International trade laws and trade agreements, tariffs, and export and customs controls can limit the countries in which we can do business or add significant cost to the import or export of our products or raw materials. Changes or violations of these regulations could impact the costs of our goods or cause delay in shipments. Our products are also used in a variety of end-uses that have specific regulatory or consumer safety requirements such as those relating to food packaging or medical devices. Changes in these requirements could result in increased compliance costs, product recalls, or fines, which could prevent or inhibit the development and sale of our products. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government regulations can affect the Company’s global operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company’s business, see Item 1A—Risk Factors.

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

Human Capital Resources and Objectives

As of December 31, 2025, we had approximately 2,800 employees worldwide, with the majority (approximately 55%) located in the EMEA region (Europe, Middle East and Africa), approximately 30% in the Americas, and the remainder in Asia Pacific. Approximately 97% of our workforce is full-time.

Nearly 70% of our personnel are located at the various manufacturing sites, research and development, and technology centers. The remaining employees are located at operating centers, virtual locations or geographically dispersed marketing and sales locations. Our facilities in Midland, Michigan, Bristol, Pennsylvania, as well as Louisville and Florence, Kentucky have union representation, while employees at certain of our other locations are represented by work councils. We believe we maintain good relations with our personnel and various labor organizations. There have been no labor strikes or work stoppages in these locations in recent history.

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

Equity & Inclusion

We are committed to maintaining an inclusive workforce that offers a broad range of perspectives, backgrounds and experience, and creating an environment in which all Trinseo employees have an equal opportunity to reach their potential and contribute fully to the success of the Company. Trinseo provides an equal employment opportunity, with a policy to recruit, hire, develop, and promote qualified applicants or employees without regard to race, color, religion, sex, pregnancy, gender identity, sexual orientation, veteran status, national origin, age, disability, or genetic information. We believe our commitment to equity and inclusion, and attracting the best candidates, is reflected in our Board and executive leadership team. Fifty-five percent of our Board and thirty-three percent of our executive leadership team are women, and three of our Board members self-identify as a member of an underrepresented minority group. Our executive leadership team also represents broad citizenship and geographic diversity.

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

●	Risks associated with our ability to continue as a going concern.
●	Unexpected payment obligations or liabilities which could create liquidity challenges, and challenge our ability to continue as a going concern.
●	Risks related to discussions with our financial stakeholders, including our ability to successfully restructure our indebtedness or obtain necessary waivers or amendments.
●	The delisting of our ordinary shares from the New York Stock Exchange, resulting in an immediate suspension of trading, and a significantly limited trading market, or no market, for our ordinary shares.
●	Deterioration of our credit profile limiting our access to commercial credit.
●	Risks related to our current and future level of indebtedness.
●	Restrictions in the terms of our subsidiaries’ indebtedness may limit our ability to respond to or take certain actions.
●	Risks associated with our strategy to transform our portfolio to a specialty materials and sustainable solutions provider.
●	We may be unable to achieve cost savings and other benefits from our restructuring activities and cost reduction initiatives.
●	Volatility in the cost of raw materials or disruption in the supply of raw materials.
●	Increased energy costs, shipping costs and supply constraints, including as a result of ongoing global conflicts.
●	Production at our manufacturing facilities could be disrupted for a variety of reasons which could expose us to significant losses or liabilities.
●	Our ability to successfully innovate and develop new products.

●	Our ability to execute on our capital projects or growth plans, or accurately estimate market conditions in our cost projections.
●	Our ability to successfully complete the divestiture of our styrenics businesses, including the sale of our interest in Americas Styrenics.
●	Operation of our joint venture with our joint venture partners.
●	Failure to realize benefits of acquisitions or difficulty integrating businesses into our operations, or incurrence of impairment and other charges.
●	Risks related to strategic acquisitions or dispositions of assets.
●	Costs and business practices related to customs, international trade, export control, and antitrust laws.
●	The impact of global trade conflicts and the imposition of tariffs.
●	Changes in the global and local tax regulatory environments in the jurisdictions in which we operate.
●	Changes to regulations, including those related to climate change and sustainability, applicable to our raw materials and products, and changes to our customers’ products or consumer preferences.
●	Our ability to comply with environmental, health and safety laws.
●	Potential losses or liabilities related to environmental damage or personal injuries associated with exposure to chemicals or release of chemicals on our sites.
●	We are party to certain legal proceedings, and may be subject to additional litigation, arbitration or legal proceedings in the future.
●	Dow provides services and certain raw materials under agreements that are important to our business, and may fail to perform its obligations or terminate such agreements.
●	We are party to certain intellectual property license agreements with Dow, which may limit our ability to expand our use of such licensed intellectual property or to combat infringement.
●	Our ability to adequately protect or effectively enforce our intellectual property and other proprietary rights with respect to the manufacturing of some of our products.
●	We may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
●	Cybersecurity incidents, including data security breaches could compromise confidential information related to our business, employees, vendors, and customers, and could threaten our operations.
●	Implementation of a new enterprise resource planning system could cause disruption to our operations.
●	Irish law may afford less protection to holders of our securities than securities of companies formed in the U.S.
●	Provisions of our articles of association and Irish law could delay or prevent a takeover of us by a third party.
●	Attempts to take over the Company will be subject to Irish Takeover Rules and subject to review by the Irish Takeover Panel.
●	Certain capital structure decisions regarding the Company will require the approval of shareholders, which may limit our flexibility to manage our capital structure.
●	We may be adversely affected by conditions in the global economy and capital markets, including recession, inflation, high interest rates, economic crises, natural disasters, disease, political unrest, terrorism and war.
●	We are exposed to local business risks in different countries in which we operate.
●	We face competitive risks related to excess supply capacity.
●	Negative impacts of fluctuations in currency exchange rates.

Risks Related to Our Ability to Continue as a Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Doubts regarding our ability to continue as a going concern could materially adversely affect our business, results of operations and financial condition, and share price.

We have identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern, including our continued compliance with certain financial covenants contained in our debt agreements and the current maturities of our existing debt facilities, our continued liquidity and anticipated capital requirements, including service of our debt, the significant uncertainty created by the current macroeconomic and geopolitical operating environment, including global trade conflicts and the imposition of tariffs, inflation, geopolitical tensions or conflicts (such as the Russia-Ukraine war and military conflict in Iran), and weak demand in many of our end markets.

Based on our substantial debt balance, the uncertainty surrounding compliance with our debt covenants, our ability to obtain waivers or amendments, or our ability to restructure our indebtedness, including through an in-court or out-of-court process, we have determined that there is substantial doubt regarding our ability to continue as a going concern for a period of twelve months from the issuance of the accompanying audited consolidated financial statements.

Doubts regarding our ability to continue as a going concern could result in the loss of confidence by customers, vendors, suppliers, employees and others, which in turn could materially adversely affect our business, results of operations and financial condition. Concerns about our financial condition could adversely impact the payment terms we can obtain from some of our vendors and suppliers. As a result of such actions, our suppliers may stop extending us trade credit, demand cash in advance payments, refuse to ship materials to us and otherwise threaten to terminate their relationship with us, among other remedies.

Furthermore, we depend on our ability to retain our key employees at all levels of our business and on our ability to attract new qualified personnel. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel as a result of the uncertainty regarding our ability to continue as a going concern, our business and results of operations could suffer.

Doubts regarding our ability to continue as a going concern may also adversely impact our customers’ perceptions of our business and our continued viability, which in turn could further negatively impact our revenues. Further declines in our revenues as a result of these perceptions or otherwise may have a material adverse impact on our cash flows, results of operations and financial condition, which may require us to curtail or cease operations.

We caution that trading in our ordinary shares may be highly speculative and pose a substantial risk of loss. Trading prices for our ordinary shares may bear little or no relationship to their actual value.

See “Potential Restructuring of Our Indebtedness” in Note 1, “Going Concern” in Note 2, and “Compliance with Debt Covenants” in Note 16 to our consolidated financial statements and Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity, for additional information.

Unexpected payment obligations or unanticipated liabilities may create liquidity challenges and further challenge our ability to continue as a going concern.

Unexpected payment obligations or unanticipated liabilities, including, without limitation, matters arising from ongoing litigation or arbitration, governmental investigations, regulatory enforcement actions, fines or penalties, adverse tax assessments, contractual indemnities, product liability or warranty claims, intellectual property disputes, environmental remediation obligations, data privacy or cybersecurity incidents, employment-related claims, and other contingent or off-balance sheet obligations, may result in adverse outcomes, monetary awards, settlements, fines, penalties, remediation costs, or other charges against the Company, representing a condition that may raise substantial doubt about our ability to continue as a going concern, and we may not have sufficient liquidity or capital resources to meet our current or future obligations as a result. If we become subject to future unanticipated large liability claims, obligations, or losses, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis, which may adversely affect our reputation, share price, liquidity, results of operations, cash flows, and overall financial condition.

We may be unsuccessful in discussions with our financial stakeholders, including for the potential restructuring of our indebtedness or may be unable to obtain necessary waivers or amendments.

Due to the uncertainty concerning our ability to service our substantial indebtedness and meet the related financial covenant requirements, we are engaged in ongoing discussions with our financial stakeholders to review potential alternatives regarding our capital structure, including refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. We have also engaged outside advisors with respect to these alternatives and have recently appointed two new board members with significant experience in debt restructuring and strategic transactions.

Among these alternatives is a restructuring that would, on a consensual basis, seek to modify the terms of substantially all of our outstanding indebtedness, including through an in-court or out-of-court restructuring process. We may offer to exchange the indebtedness under our 2028 Refinance Term Loans, 2028 Term Loan B, or 2029 Refinance Senior Notes for new debt and/or equity securities. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions. Because the terms of any such transactions will be subject to negotiations with the holders of our indebtedness, they may differ materially from those described above and are, to a large extent, outside of our control. There can be no assurance that we will decide to pursue, or be able to complete any such transactions, and there can be no assurance that any such measures will be successful.

In February 2026 we entered into an amendment to the credit agreement governing our 2028 Term Loan B (the “Senior Credit Facility”), which extended the grace period for payment of interest due before March 1, 2026 until March 19, 2026, and elected to utilize the contractually-available grace periods for payment of interest on both the 2028 Term Loan B and our 2029 Refinance Senior Notes. These grace periods will both expire on March 19, 2026. A failure to make the interest payment owed under either the Senior Credit Facility or the 2029 Refinance Senior Notes indenture (the “2L Note Indenture”) at the end of the contractually-available grace period would result in an event of default under such facilities and a cross-default under the other facility, and also result in a cross-default under our 2028 Refinance Credit Facility, our Opco Super-Priority Revolver, and our accounts receivable securitization facility.

We expect to seek amendments to our Senior Credit Facility, our 2028 Refinance Credit Facility, our OpCo Super-Priority Revolver and our accounts receivable securitization facility to waive certain acceleration and collateral enforcement rights under such facilities following certain events of default or cross-defaults. and to remove certain covenants and other provisions. There can be no assurance that any such additional waivers or amendments would be available on acceptable terms or at all.

If we seek but are unable to obtain necessary consents, waivers or amendments from our lenders, and a default or cross-default occurs under our indebtedness and our debt is accelerated, there can be no assurance that we would be able to obtain replacement financing arrangements or successfully restructure our indebtedness. Our failure to complete any of these potential alternatives, including obtaining waivers or amendments to prevent the acceleration of our indebtedness, to prevent the exercise of remedies against the collateral securing such indebtedness, such as the possession and disposal of pledged assets, or our failure to restructure our indebtedness through an in-court or out-of-court process, could have a material adverse impact on our liquidity and financial condition.

Deterioration of our credit profile could limit our access to commercial credit.

We currently maintain credit ratings near the lower end of the rating scale, which limits our financial flexibility and affects the cost and availability of our capital. Operating at these rating levels may reduce the number of lenders and counterparties willing to provide credit on acceptable terms and require us to provide cash-in-advance payments to raw material suppliers and other vendors. Any downgrade from our current ratings, any further deterioration in our credit profile, doubts about our ability to meet our payment obligations or covenants under our indebtedness, or doubts about our ability continue as a going concern, could increase our borrowing costs, reduce our credit capacity, restrict our access to commercial credit markets, or trigger additional collateral, covenant, or liquidity requirements under certain agreements. These developments could adversely affect our liquidity, financial condition, and results of operations.

Risks Related to Delisting of our Ordinary Shares

We have received notice of delisting procedures from the New York Stock Exchange (“NYSE”) and trading in our shares has been suspended, and trading may continue to be restricted with no trading market readily available.

On March 2, 2026, we received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that they determined to commence proceedings to delist the Company’s ordinary shares and will file a Form 25 with the SEC to delist the Company’s ordinary shares from the NYSE upon completion of applicable procedures. The delisting will be effective 10 days after the filing of the Form 25. As stated in the Notice, the NYSE reached its decision to delist the Company’s securities pursuant to Section 802.01B of the NYSE Listed Company Manual because the Company had fallen below the NYSE continued listing standard requiring listed companies to maintain an average market capitalization over a 30-trading day period of at least $15.0 million.

Upon suspension of trading and delisting of the Company’s ordinary shares from the NYSE, transfers of ordinary shares will be subject to Irish stamp duty at a rate of 1% of the higher of the purchase price or the market value of the shares, unless an exemption or relief is available to the purchaser. The Company’s clearing and settlement agent, Depository Trust Company, has notified the Company that as a result of the application of Irish stamp duty it will cease clearing or settling trades in our ordinary shares. Our shareholders may not be able to continue to trade in our ordinary shares without transferring their shares to another clearing and settlement agent, or into a registered position directly with the Company’s transfer agent. The Company can provide no assurance that its ordinary shares will continue trading on any market, without transfer of shares to another settlement agent or direct registration with its transfer agent. However, the Company can provide no assurance that its ordinary shares will trade or be quoted on the OTC Pink Limited Market or any other market, or, if such trading or quotation does commence, that such trading will continue, whether broker-dealers will continue to provide public quotes of its ordinary shares on this market, or whether the trading volume of its ordinary shares will be sufficient to provide for an efficient trading market for existing and potential holders of its ordinary shares. Shareholders are advised to consult with their own tax and legal counsel regarding the potential issues related to trading the ordinary shares following the suspension of trading and delisting from the NYSE. Shareholders are advised to consult with their brokers to inquire about the process to register their ordinary shares into a direct position in their name with the Company’s transfer agent, Computershare Trust Company, N.A., if they wish to sell their shares in the Company

Delisting also could limit our strategic or financial alternatives and have other negative results, including the potential loss of employee confidence or the loss of institutional investors. Similarly, customers, vendors, landlords, banks or other third parties may be less willing to transact business with us if they believe our future is uncertain, any of which could adversely impact our business, financial performance, financial position or future prospects.

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

The terms of our debt contain significant restrictions on the incurrence of additional indebtedness and pledge of existing or future assets. These restrictions are subject to certain qualifications and exceptions which could allow us to incur additional indebtedness. If new debt is added to our subsidiaries’ current debt levels, the risks related to indebtedness that we now face could intensify.

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

We are required to meet a minimum liquidity test under our 2028 Refinance Credit Agreement, our OpCo Super-Priority Revolver and our accounts receivable securitization facility. The OpCo Super-Priority Revolver also contains a revised springing covenant and an anti-cash hoarding covenant. The ability of our subsidiaries to comply with the covenants, financial ratios and tests contained in the Credit Agreement, the 2028 Refinance Credit Agreement, the OpCo Super-Priority Revolver and the Indenture, to pay interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to service our indebtedness, or that sufficient borrowings will be available under our Senior Credit Facility, OpCo Super-Priority Revolver, 2028 Refinance Credit Facility or our accounts receivable securitization facility to fund future liquidity needs. Furthermore, if we need additional capital for general corporate purposes or to execute on an expansion strategy, there can be no assurance that this capital will be available on satisfactory terms or at all.

A failure to service or repay amounts owed under the Senior Credit Facility, 2028 Refinance Credit Facility, OpCo Super-Priority Revolver or 2L Note Indenture when due, or at the end of any applicable grace period, would result in a default. In addition, a breach of any of the covenants in the Credit Agreement, 2028 Refinance Credit Agreement, OpCo Super-Priority Revolver, Indenture or accounts receivable securitization facility, or our inability to comply with the required financial ratios, tests or limits could result in a default. A default under one of our subsidiaries’ debt agreements may trigger a cross-default under some or all of our other debt agreements. If a default occurs, lenders may refuse to lend us additional funds or terminate existing commitments, lenders or noteholders could declare all of the debt and any accrued interest and fees immediately due and payable and demand immediate repayment, or certain lenders could exercise remedies against the collateral securing their debt agreements, including but not limited to rights to take possession and dispose of certain of our assets. For more information regarding our indebtedness, please see Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations— Capital Resources, Indebtedness and Liquidity.

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

The implementation of our transformation strategy has resulted in, and may continue to result in, changes to our business, operations, capital allocation, operational and organizational structure, increased demands on management, and could result in short-term and one-time costs, including higher than expected restructuring costs, loss of revenue, and other negative impacts on our business. We cannot guarantee that the execution of this strategy, including the steps taken to date, will lead to higher growth, higher margins and lower earnings volatility. We also cannot be certain that we will be successful in identifying investments in assets we believe best fit our portfolio transformation, whether such opportunities will be available at a price and at terms acceptable to us, or at all, or whether we will face difficulties due to timing or funding availability. Implementation of this transformation may take longer than anticipated, and once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute, delays in implementation, global or local economic conditions, accessibility to capital markets, inflation, high interest rates, competition, and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

We may be unable to achieve cost savings and other benefits from our restructuring activities and cost reduction initiatives.

We have announced several restructuring programs designed to reduce costs, streamline commercial and operational activities, improve profitability, preserve cash flow and reduce exposure to cyclical markets. These plans included workforce reductions and the elimination and consolidation of certain executive positions to streamline the Company’s internal general & administrative network. As a result of these closures, we no longer produce certain products and instead will purchase from external suppliers.

We believe these actions will reduce production risk and exposure to cyclical markets, reduce ongoing capital expenditures and future turnaround costs. We believe these actions will increase our profitability and cash generation until market conditions improve, while allowing us to continue focusing on transformation projects such as recycling and material substitution innovations, which offer growth potential even in the current market environment.

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

Our results of operations can be directly affected, positively and negatively, by volatility in the cost of our raw materials, which are subject to global supply and demand and other factors beyond our control. Our principal raw materials (butadiene, MMA, and styrene) together represent approximately 44% of our total cost of goods sold. Crude oil prices also impact our raw material and energy costs. Generally, higher crude oil prices lead to higher costs of natural gas and raw materials, although some raw materials are impacted less than others. Volatility in the cost of energy or raw materials makes it more challenging to manage pricing and pass the increases on to our customers in a timely manner. We believe that rapid changes in pricing have affected, and can continue to affect, the volume our customers consume. As a result, our gross profit and margins could also be adversely affected and our financial results may differ materially from our forecasts.

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

We use natural gas and electricity to operate our facilities and generate heat and steam for our various manufacturing processes, and these operations can be directly affected by volatility in the cost and availability of energy, which is often subject to factors outside of our control. The war between Russia and Ukraine continues to affect global energy markets, particularly in Europe, contributing to elevated volatility and higher prices for natural gas and other energy supplies. Reductions in Russian natural gas deliveries to Europe have resulted in supply constraints which are expected to persist. Prolonged or worsening natural gas shortages could lead to additional price increases, energy-supply rationing, or temporary reductions or shutdowns of our European manufacturing operations, any of which could materially and adversely affect our business or results of operations. In the past we have entered into certain commodity swap agreements to protect against fluctuations in energy prices, including natural gas, some of which have generated losses when prices stabilized. We may continue to enter into commodity swaps, forward contracts, or options from time to time. The outcome of our hedges against energy price volatility could adversely impact our results of operations.

Global conflicts and geopolitical instability may adversely affect our regional and global shipping networks, increase transportation and logistics costs, and delay shipments of our products or the raw materials on which we rely. The recent escalation of military conflict involving Iran, including retaliatory strikes across the Middle East and disruptions to commercial shipping lanes, has further strained transit routes through the Red Sea and surrounding regions. These conditions have contributed to longer transit times, elevated freight and insurance costs, and increased uncertainty for vessel availability. A broader or prolonged regional conflict could amplify these impacts, potentially disrupting key supply chains, increasing our operating costs, and materially and adversely affecting our results of operations.

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

We are dependent upon the continued safe and reliable operation of our production facilities to minimize risks associated with our manufacturing processes, but we cannot eliminate the risk of accidental contamination, discharge or injury resulting from these materials. We have been in the past, and may be in the future, subject to claims relating to exposure to hazardous materials, and have had, from time to time in the past, incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries, environmental remediation, regulatory penalties or other claims. Systems in place to manage environmental, health and safety compliance, and our emergency response and crisis management plans may not address or foresee all potential risks or causes of disruption, or sufficiently address the impacts of such incidents on our employees, customers or the communities in which our plants reside. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, reputation, financial condition or results of operations.

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

We rely on capital projects, including plant improvements, maintenance activities, turnaround projects, and growth initiatives, to maintain the reliability of our operations and support our long-term strategy. Our recent actions to close certain underperforming or uncompetitive plants and product lines and exit from underperforming assets have reduced overall capital expenditure requirements. Further, we have proactively reduced capital expenditures in response to our financial performance, capital allocation priorities, and elevated borrowing costs. Operating with this reduced capital spending may increase the risk of equipment failures, unplanned outages, or delays in implementing operational improvements, any of which could adversely affect our production capabilities, costs, and financial results.

Capital projects and other investments often require long lead times, and market conditions may change materially between the approval of a project and its completion, negatively affecting expected returns. Decisions to defer, scale back, or cancel projects due to liquidity constraints, credit-rating considerations, or other financial pressures may limit our ability to maintain or enhance our manufacturing capabilities, pursue strategic initiatives, or respond to market opportunities.

In addition, delays or cost increases related to engineering, procurement, and construction activities, or to the development of new technologies, could materially adversely affect our ability to achieve forecasted operating results. Project delays or budget overruns may arise from factors beyond our control, including:

●	delays in obtaining required regulatory approvals, licenses, or permits;
●	increases in the cost of construction materials, labor, or utilities;
●	transportation disruptions affecting components or materials;
●	adverse weather, natural disasters, equipment failures, fires, explosions, or spills at our facilities or those of our suppliers;
●	disease outbreaks and related governmental responses;
●	shortages of skilled labor or labor disputes; or
●	non‑performance or disputes with vendors, suppliers, contractors, or partners

If we are unable to execute capital projects within expected budgets or timelines, or if market conditions deteriorate during the project period, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Risks Related to Acquisitions and Dispositions

We may not be successful in the proposed divestiture of our interest in Americas Styrenics.

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

For the year ended December 31, 2025, we received dividends of $12.5 million from our Americas Styrenics joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Differences in views among joint venture participants and our inability to unilaterally implement sales and production strategies or determine cash distributions from joint ventures may significantly impact short-term and longer-term financial results, financial condition and the value of our ordinary shares.

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

Various governments have adopted or may adopt protectionist trade policies seeking to impose tariffs, or renegotiate or terminate certain existing trade relationships or trade agreements. During 2025, the Trump administration announced and changed tariff polices on certain goods imported to the United States. The tariff landscape is continually changing and varies by country. We are not able to predict whether such tariffs will be permanent, whether new tariffs will be implemented or which jurisdictions would be impacted. In addition, recent U.S. Supreme Court decisions addressing executive authority and administrative rulemaking have added further uncertainty to the tariff and trade policy environment. Uncertainty over global tariffs has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further changes in trade policy, trade restrictions, tariffs, or other governmental action have the potential to adversely impact our costs, including prices of raw materials, or demand for our products or our customers’ products, which in turn could adversely impact our business, financial condition and results of operations.

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

Effective from 2024, the Organization for Economic Co-operation and Development’s Global Anti-Base Erosion rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. These rules impose a global minimum corporate tax rate of 15% on multinational enterprises. As the OECD continues to update their administrative guidance, additional jurisdictions enact similar legislation, transitional relief expires, and other provisions and guidance of Pillar Two go into effect, our effective tax rate and cash tax payments could increase in future years which could have an adverse impact on our future operating results and cash flows.

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

Materials such as acrylonitrile, ethylbenzene, styrene, butadiene, bisphenol-A (“BPA”), MMA, UV-stabilizers, and halogenated flame retardant and others are used in the manufacturing of our products and have come under scrutiny due to potentially significant or perceived health and safety concerns. In addition, per- and polyfluoroalkyl substances (“PFAS”), chemicals used in products which require anti-dripping, temperature, chemicals, or fire resistance properties, are under heightened governmental and regulatory scrutiny in the U.S., Europe and other countries for potential contamination of soil, air and water, specifically in drinking water. The hazard classification of our products, or materials in our products, could change due to new data or toxicology studies, which may make sales of such products difficult to certain customers or in certain markets if we are unable to manufacture products without such classified materials. Heightened regulatory scrutiny, consumer protection actions or customer disapproval of these types of materials could lead to regulatory action or declining sales and could adversely affect our results of operations and financial condition.

Moreover, bans on single-use plastic, restrictions on microplastics and similar regulatory actions to reduce plastic waste and influence consumer preferences for sustainable and recyclable materials may reduce the demand for some of our products over time. New or proposed legislation addressing the global challenge of plastic waste may place responsibility on producers and sellers to include recycled content in their products. This legislation or other market factors, may impact our sales and place more importance on our initiatives to further develop technologies for recycled products.

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

We use large quantities of hazardous substances, generate hazardous waste and emit wastewater and air pollutants in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at both the national and local level in multiple jurisdictions. Many of these laws and regulations have become more stringent over time and the costs of compliance with these requirements may continue to increase, including costs associated with any capital investments for pollution control facilities. In addition, our production facilities and operations require operating permits, licenses or other approvals that may be subject to periodic renewal and, in circumstances of noncompliance, may be subject to revocation. The necessary licenses, permits or other approvals may not be issued or continue in effect, and any issued licenses, permits or approvals may contain more stringent limitations that restrict our operations or that require further expenditures to meet the permit requirements.

This continuing focus on climate change in jurisdictions in which we operate has and will continue to result in new environmental regulations that may require us to incur additional costs in complying with new regulatory and customer requirements, which may adversely impact our operations and financial condition. Compliance with more stringent environmental requirements would likely increase our costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of waste. Additionally, we may incur substantial costs, including penalties, fines, damages, criminal or civil sanctions and remediation costs for the failure to comply with these laws or permit requirements.

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

Cybersecurity incidents including data breaches could compromise our confidential information, personal identifiable information (“PII”) of our employees, vendors, or customers, or cause a failure of our computer systems. A cyber security incident or data breach could result in the loss of confidential information or PII, and could negatively impact business operations and pose a negative impact on our operations, reputation or financial results. Such incidents may result from external threats including cyber-attacks by criminal groups, state-sponsored actors or social-activist (hacktivist) organizations or internal threats including malicious employees, mishandled information or inappropriate access. Cybersecurity threats are constantly evolving, becoming more sophisticated and being made by groups and individuals with a wide range of expertise and motives, increasing the difficulty of detecting and successfully defending against them. Furthermore, in addition to using our computer systems, we rely on computer systems operated by third-party service providers. If our third-party service providers experience a cybersecurity incident, it could compromise our confidential information or cause a disruption in our operations. A cybersecurity incident or breach of our systems, or that of a third-party service provider, could lead to ransom, shutdown or destruction of our critical manufacturing systems, manufacturing downtimes or operational disruptions, and other significant costs, which could adversely affect our reputation, financial condition and results of operations. In addition, the loss or disclosure of PII of our employees, vendors, or customers as a result of a data breach may result in violations of various data privacy regulations and expose us to litigation, fines and other penalties. Therefore, any such cybersecurity incident, disruptions to our operations or violations of data privacy laws could negatively impact our business, reputation and results of operations.

Risks Related to our Information Systems

The suspension of a new enterprise resource planning (“ERP”) system implementation could cause disruption to our operations.

We began a multi-year transition to a new ERP system intended to replace most of our core financial systems, but the project was paused in 2023 as a cost-control measure and has not restarted. At this time, we do not expect the project to resume in the foreseeable future. The continued suspension of the ERP implementation, or any future restart that does not proceed as planned or fails to operate as intended, could negatively affect the effectiveness of our internal control over financial reporting. These types of disruptions could adversely impact our business, operating results, and financial condition. Additionally, if the ERP project is eventually reinitiated, significant resources and further refinement may be required to achieve the anticipated benefits.

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

Rising inflation rates, recessions, turbulence in the credit markets, fluctuating commodity prices, volatile exchange rates, social and political instability and other challenges affecting the global economy can affect us and our customers. Instability and uncertainty in financial and commodity markets throughout the world may cause, among other things, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations and pricing volatility of others, volatile energy and raw material costs, geopolitical issues and failure and the potential failure of major financial institutions. Adverse events affecting the health of the economy, including recessionary conditions, inflation, sovereign debt and economic crises, natural disasters, disease epidemics or pandemics, political unrest, terrorism, protectionism, tariffs, refugee crises, and war or the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global markets. For example, current macroeconomic and political instability caused by inflation, geopolitical tensions or conflicts, such as the Russia-Ukraine war and military conflict in Iran, could continue to adversely impact global markets and our results of operations. A disease outbreak or pandemic, similar to the COVID-19 pandemic, could negatively impact economies in the countries in which we operate and adversely impact our business, liquidity, financial condition and results of operations. During any period of uncertainty or heightened market volatility, consumer confidence may decline which could lead to a decline in demand for our products or a shift to lower-margin products, which could adversely affect sales of our products and profitability, result in impairments of certain of our assets, and could negatively impact our business, liquidity, financial condition and results of operations.

Deterioration in the financial and credit market heightens the risk of customer bankruptcies and delay in payment. We are unable to predict the duration of the current economic conditions or their effects on financial markets, our business and results of operations. In addition, we have experienced, and expect to continue to experience, increased capital costs due to increases in global interest rates. If our access to capital were to become significantly constrained, or if costs of capital increased significantly due to increased interest rates, adverse credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, or if economic conditions were to further deteriorate, then our financial condition, our results of operations, and cash flows could be adversely affected.

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

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currency to which we are exposed is the euro, as approximately 46% of our net sales were generated in Europe in 2025. To a lesser degree, we are also exposed to other currencies, including, among others, the Chinese yuan, South Korean won, Swiss franc, and New Taiwan dollar. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, in particular the euro, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because some of our raw material costs are procured in U.S. dollars rather than on these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

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

Our Board of Directors has ultimate oversight of cybersecurity risk and our CISO provides periodic reports and updates concerning our cybersecurity program to the Board, as well as our Chief Executive Officer and other members of our senior management, as appropriate. Cybersecurity reports to the Board generally occur at least annually, with updates as deemed necessary by our CISO or senior management. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information network and data security, assessments of the information security program, and the emerging threat landscape.

The Audit Committee is responsible for oversight of the Company’s Incident Response Plan, including evaluation of material incidents, response and other related actions, and SEC reporting obligations, which is reviewed at least annually, or as circumstances warrant.

Trinseo faces risks from cybersecurity threats that could have a material adverse effect on our business strategy, results of operations, financial condition, cash flows or reputation. Trinseo has experienced, and will continue to experience, cyber incidents in the normal course of our business. Trinseo has not experienced any material cybersecurity incidents or incurred material expenses related to cybersecurity incidents. As of the date of this report, we are not aware of any material risks from cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, financial condition or reputation. See Item 1A Risk Factors for a discussion of cybersecurity risks.

Item 2. Properties

We own and operate production units at 20 manufacturing sites and one recycling facility around the world. In addition, we source products from 7 sites owned by our joint venture. We also own or lease other properties, including office buildings, warehouses, research and development facilities, testing facilities and sales offices.

The following table sets forth a list of our principal offices, production sites and other facilities as of December 31, 2025:

Site Name	Location	Leased/owned	Products/Functions	Business Segments
Corporate Offices
Dublin	Ireland	Leased	Corporate office	Not applicable
Paris	France	Leased	Corporate office	Not applicable
Wayne	USA (PA)	Leased	Global operating center	Not applicable
Hong Kong	Hong Kong	Leased	Regional operating center	Not applicable
Pfäffikon	Switzerland	Leased	Regional operating center	Not applicable
Midland	USA (MI)	Leased	Regional operating center	Not applicable

Production Sites
Bristol	USA (PA)	Leased	PMMA Resins	Engineered Materials
Dalton	USA (GA)	Owned	Latex	Latex Binders
Florence	USA (KY)	Owned	PMMA Sheets	Engineered Materials
Hamina	Finland	Owned	Latex	Latex Binders
Hoek	The Netherlands	Owned	Compounds and blends	Engineered Materials
Hsinchu	Taiwan	Owned	TPEs, Compounds and blends	Engineered Materials
Louisville	USA (KY)	Owned	PMMA Resins, PMMA Sheets	Engineered Materials
Merak++	Indonesia	Owned	Latex, Polystyrene	Latex Binders, Polymer Solutions
Midland*	USA (MI)	Leased	Latex, ABS, SAN	Latex Binders, Polymer Solutions
Mussolente	Italy	Owned	TPEs	Engineered Materials
Norrkoping	Sweden	Owned	Latex	Latex Binders
Rheinmünster*	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins, MMA	Engineered Materials
Saint Avold	France	Owned	PMMA Sheets	Engineered Materials
Schkopau*	Germany	Leased	Polystyrene	Polymer Solutions
Terneuzen*	The Netherlands	Leased	Latex, ABS, SAN	Latex Binders, Polymer Solutions
Tessenderlo*	Belgium	Leased	Polystyrene	Polymer Solutions
Tsing Yi+	Hong Kong	Leased	Polystyrene	Polymer Solutions
Ulsan	Korea	Owned	Latex	Latex Binders
Utrecht **	The Netherlands	Leased	Recycling facility	Polymer Solutions
Zhangjiagang*	China	Leased	Latex, ABS	Latex Binders, Polymer Solutions

Site Name	Location	Leased/owned	Products/Functions	Business Segments
R&D Facilities
Dalton	USA (GA)	Owned	Latex	Latex Binders
Exton	USA (PA)	Leased	PMMA Resins, Compounds and blends	Engineered Materials
Florence	USA (KY)	Leased	PMMA Sheets	Engineered Materials
Hsinchu	Taiwan	Owned	Compounds and blends, TPEs	Engineered Materials
Midland 1300	USA (MI)	Leased	Latex	Latex Binders
Midland 1604	USA (MI)	Leased	Compounds and blends, Latex	Polymer Solutions, Latex Binders, Engineered Materials
Mussolente	Italy	Owned	TPEs	Engineered Materials
Rheinmünster	Germany	Owned	Latex	Latex Binders
Rho	Italy	Owned	PMMA Resins	Engineered Materials
Shanghai	China	Leased	Latex, Compounds and blends, ABS, PC	Latex Binders, Polymer Solutions, Engineered Materials
Terneuzen	The Netherlands	Leased	Compounds and blends, ABS	Polymer Solutions, Engineered Materials
Tsing Yi+	Hong Kong	Leased	ABS, PC, Compounds and blends	Polymer Solutions, Engineered Materials
*	Facility co-located with Dow (or other companies) facilities under ground lease agreements. Plant facilities are owned by the Company.
**	Facility processes waste thermoplastics, such as PMMA, PC, ABS and Polystyrene, into usable raw materials for use in various end consumer applications.
+	Facility located on property owned by the applicable government.
++	Facility located on property under certification with right to build.

The following table sets forth a list of principal offices, production sites and other facilities used by our 50%-owned joint venture, Americas Styrenics, as of December 31, 2025:

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

Item 3. Legal Proceedings

From time to time, we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment, current and former employees, and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the year ended December 31, 2025, see “Litigation Matters” in Note 19 to our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The principal market on which our ordinary shares is traded is the New York Stock Exchange (“NYSE”), under the ticker symbol “TSE.” On March 2, 2026, we received written notice (the “Notice”) from the NYSE that they determined to commence proceedings to delist the Company’s ordinary shares and will file a Form 25 with the SEC to delist the Company’s ordinary shares from the NYSE upon completion of applicable procedures. The delisting will be effective 10 days after the filing of the Form 25. As stated in the Notice, the NYSE reached its decision to delist the Company’s securities pursuant to Section 802.01B of the NYSE Listed Company Manual because the Company had fallen below the NYSE continued listing standard requiring listed companies to maintain an average market capitalization over a 30-trading day period of at least $15.0 million. None of the Notice, suspension of trading or delisting from the NYSE is expected to affect the Company’s business operations, its relationships with partners or employees or its current SEC reporting obligations.

As of March 5, 2026, there were two record holders of our ordinary shares, 40,708,436 ordinary shares issued, and 36,559,868 ordinary shares outstanding. We have approximately 10,645 beneficial holders who hold shares through brokerage accounts under street names.

Stock Performance Graph

The following performance graph reflects the comparative changes in the value from December 31, 2020 through December 31, 2025, assuming an initial investment of $100 and the reinvestment of dividends or other cash distributions, if any, in (1) our ordinary shares, (2) the S&P 500 Chemicals Industry GICS Level 3 Index, and (3) the S&P SmallCap 600 Index. The share price performance shown in the graph is not necessarily indicative of future price performance.

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

2025 Highlights and Recent Developments

For the year ended December 31, 2025, we had net loss of $545.6 million, including $140.3 million of restructuring and other charges, and Adjusted EBITDA of $162.5 million. Adjusted EBITDA decreased compared to 2024 primarily due to lower volumes across all business segments and margin compression in Polymer Solutions and Latex Binders as a result of competitive price pressure particularly in Europe and Asia.

The Company continues to critically review its liquidity and anticipated capital requirements, including for service of the Company's debt. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company had liquidity of $334.2 million and an accumulated deficit of $1,339.3 million and used cash in operations of $102.4 million during the year ended December 31, 2025. The Company expects continued operating losses and significant cash outflows from operating activities in the near term. Current macroeconomic and geopolitical conditions, including inflation, conflicts (such as the Russia-Ukraine war and military conflict in Iran), have created, and continue to create, significant uncertainty in operations, and weaker demand in many of our end markets, which have had, and are expected to continue to have, a material adverse effect on the Company's financial performance and liquidity forecasts.

The Company’s debt agreements include financial covenants, including a minimum liquidity requirement of $100.0 million under the 2028 Refinance Credit Agreement and additional liquidity‑related covenants under the OpCo

Super‑Priority Revolver. Although the Company was in compliance with these covenants as of December 31, 2025, based on current forecasts, available borrowing capacity, and expected operating conditions, the Company believes it is unlikely to remain in compliance with these covenants for at least the twelve months following issuance of these financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable absent obtaining waivers from its lenders or negotiating amendments to avoid acceleration of its indebtedness. There can be no assurance that any such waivers or amendments would be available on acceptable terms or at all.

In February 2026 we entered into an amendment to the credit agreement governing our 2028 Term Loan B (the “Senior Credit Facility”), which extended the grace period for payment of interest due before March 1, 2026 until March 19, 2026, and elected to utilize the contractually-available grace periods for payment of interest on both the 2028 Term Loan B and our 2029 Refinance Senior Notes. These grace periods will both expire on March 19, 2026. A failure to make interest payments owed under the Senior Credit Facility or the 2029 Refinance Senior Notes indenture (the “2L Note Indenture”) at the end of the contractually-available grace periods would result in an event of default under these facilities, and also result in a cross-default under our 2028 Refinance Credit Facility, our Opco Super-Priority Revolver, and our accounts receivable securitization facility.

We expect to seek amendments to our Senior Credit Facility, our 2028 Refinance Credit Facility, our OpCo Super-Priority Revolver and our accounts receivable securitization facility to waive certain acceleration and collateral enforcement rights under such facilities following certain events of default or cross-defaults and to remove certain covenants and other provisions, prior to the end of the contractually-available grace periods. There can be no assurance that any such additional waivers or amendments would be available on acceptable terms or at all.

As a result of these factors, the Company has concluded that substantial doubt exists about its ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements.

Financing and Liquidity Actions

In early 2025, we completed a series of refinancing transactions pursuant to a Transaction Support Agreement executed with key creditor groups. These actions extended our nearest debt maturity to 2028, improved operating liquidity, and reduced outstanding principal through an exchange of our 2029 senior notes. We issued approximately $380.0 million of new second-lien notes in exchange for substantially all of the existing 2029 notes, added a $115.0 million tranche under our 2028 term loan facility to retire the existing notes, and established a new $300.0 million super-priority revolving credit facility that replaced our prior revolver.

Polycarbonate Technology License Transaction

During 2025, we completed the delivery of a polycarbonate technology license and related production equipment under agreements valued at approximately $52.5 million. As a result, we recognized $27.4 million of income in the Polymer Solutions segment upon satisfying our performance obligations in 2025.

Strategic Operational Initiatives

In the fourth quarter of 2025, the Company, upon authorization from the Board of Directors, approved two restructuring plans to streamline our manufacturing footprint and exit underperforming assets. These actions include the planned closure of our MMA and ACH production sites in Italy and the closure of our polystyrene facility in Schkopau, Germany, with consolidation of remaining PS production in Belgium. Once fully implemented, these initiatives are expected to deliver roughly $30.0 million of annualized profitability improvements beginning in 2026.

Dividend Suspension

On October 3, 2025, the Company’s Board of Directors indefinitely suspended the quarterly dividend of $0.01 per share which is expected to save approximately $1.5 million annually.

New York Stock Exchange Delisting Notification

On March 2, 2026, we received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that the NYSE had determined to commence proceedings to delist the Company’s ordinary shares. Trading in our ordinary shares was suspended on February 27, 2026. As stated in the Notice, the NYSE reached its decision to delist the Company’s securities pursuant to Section 802.01B of the NYSE Listed Company Manual because the Company had fallen below the NYSE continued listing standard requiring listed companies to maintain an average market capitalization over a 30-trading day period of at least $15 million. The Company had previously received written notice from the NYSE on December 12, 2025 that it was no longer in compliance with Section 802.01B of the NYSE Listed Company Manual due to the fact that the Company’s average total market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders’ equity was less than $50 million, and that it was also not in compliance with Section 802.01C of the NYSE Listed Company Manual because its average closing share price had fallen below $1.00 per share for 30 consecutive trading days. As stated in the Notice, the NYSE will file a Form 25 with the SEC to delist the Company’s ordinary shares from the NYSE. The delisting will be effective 10 days after the filing of the Form 25.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2025, 2024, and 2023

	Year Ended
	December 31,
(in millions)	2025	%	2024	%	2023	%
Net sales	$2,974.9	100%	$3,513.2	100%	$3,675.4	100%
Cost of sales	2,809.0	94%	3,247.6	92%	3,533.1	96%
Gross profit	165.9	6%	265.6	8%	142.3	4%
Selling, general and administrative expenses	417.0	14%	327.0	9%	310.3	8%
Equity in earnings (losses) of unconsolidated affiliate	(3.1)	—%	15.4	—%	62.1	2%
Impairment and other charges	—	—%	—	—%	349.5	10%
Operating loss	(254.2)	(8)%	(46.0)	(1)%	(455.4)	(12)%
Interest expense, net	273.8	9%	267.5	8%	188.4	5%
Loss on extinguishment of long-term debt	0.2	—%	0.6	—%	6.3	—%
Other expense (income), net	(25.2)	(1)%	3.9	—%	(17.2)	—%
Loss before income taxes	(503.0)	(16)%	(318.0)	(9)%	(632.9)	(17)%
Provision for income taxes	42.6	1%	30.5	1%	68.4	2%
Net loss	$(545.6)	(17)%	$(348.5)	(10)%	$(701.3)	(19)%

2025 vs. 2024

Net Sales

Net sales decreased 15% compared to the prior year, reflecting a 10% reduction in sales volumes across all business segments due to continued weakness in end-market demand and a 6% decrease from lower pricing. These impacts were partially offset by a 1% benefit from favorable foreign currency exchange rates.

Cost of Sales

Cost of Sales decreased 14% year-over-year primarily due to a 7% reduction from lower sales volumes and a 7% decrease due to lower pricing.

Gross Profit

The $99.7 million, or 38% decrease in gross profit was primarily due to margin compression in Polymer Solutions and Latex Binders from competitive price pressure particularly in Europe and Asia. See the segment discussion below for further information.

Selling, General and Administrative Expenses

SG&A expenses increased $90.0 million, or 28%, compared to the prior year. The increase was driven by $41.5 million of non-cash accelerated amortization of capitalized software assets related to the transition of our current ERP system to a cloud-based platform, $27.1 million of costs associated with the debt refinancing completed in the first quarter, $19.2 million of restructuring-related costs, $7.1 million reflecting prior-year pre-tax gains on asset sales that did not recur, and $4.6 million of higher spending on strategic initiatives. These increases were partially offset by a $9.5 million reduction in employee-related compensation accruals.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity earnings of $18.5 million was due to lower polystyrene volumes and higher raw material input costs, as well as unplanned outages during 2025.

Impairment and other charges

There were no impairment charges during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company recorded a non-cash goodwill impairment charge of $349.0 million related to the Engineered Materials reporting unit, as described within Note 14 in the consolidated financial statements. The Company also recorded impairment charges of $0.5 million related to the Boehlen styrene monomer assets during the year ended December 31, 2023, as described within Note 18 in the consolidated financial statements.

Interest Expense, Net

The increase in interest expense, net of $6.3 million, or 2%, was primarily attributable to the increased year-over-year usage of our short-term borrowings under the Accounts Receivable Securitization Facility and the OpCo Super-Priority Revolver as well as the additional interest margin incurred from payment in kind elections (“PIK Interest Election”) during 2025. These increases were partially offset by a decrease in market interest rates on our variable rate debt, specifically the 2028 Term Loan B. Refer to Note 16 in the condensed consolidated financial statements for further information.

Loss on Extinguishment of Long-Term Debt

Loss on extinguishment of long-term debt was $0.2 million for the year ended December 31, 2025, this is comprised entirely of the write-off of unamortized deferred financing costs due to the Company redeeming the 2025 Senior Notes in January 2025, in which the notes were cancelled and the related indenture was satisfied and discharged.

Loss on extinguishment of long-term debt was $0.6 million for the year ended December 31, 2024, this is comprised entirely of the write-off of unamortized deferred financing costs due to the Company terminating the 2010 A/R Facility in July 2024 and paying the outstanding amount in full.

Other Expense (Income), Net

Other income, net for the year ended December 31, 2025 was $25.2 million. Other income, net was primarily comprised of $27.4 million of license income for polycarbonate technology. This was partially offset by $0.3 million of foreign exchange translation gains, which included $27.6 million of foreign exchange transaction gains primarily from the remeasurement of our euro denominated payables due to the relative change in rates between the U.S. dollar and the euro during the period, offset by $27.3 million of losses from our foreign exchange forward contracts.

Other expense, net for the year ended December 31, 2024 was $3.9 million. Other expense, net was comprised of foreign exchange transaction losses of $1.7 million, which included $19.5 million of foreign exchange transaction losses primarily from the remeasurement of our euro denominated payables due to the relative changes in rates between the U.S. dollar and the euro during the period, partially offset by $17.8 million of gains from our foreign exchange forward contracts.

Provision for Income Taxes

Provision for income taxes was $42.6 million and $30.5 million for the years ended December 31, 2025 and 2024, respectively, which resulted in an effective tax rate of (8)% and (10)%, respectively. The increase in provision for income taxes in 2025 was primarily driven by the increase in valuation allowance in France, Germany and the Netherlands, as well as the geographical mix of earnings, partially offset by the increase in valuation allowance in China in 2024.

Selected Segment Information

The Company’s reportable segments are as follows: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics. Refer to Item 1—Business for a description of our segments, including a detailed overview, products and end uses, and competition and customers.

The following sections present net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the years ended December 31, 2025, 2024, and 2023. Inter-segment sales have been eliminated. Refer to Note 23 in the consolidated financial statements for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

Engineered Materials Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$1,084.1	$1,176.9	$1,156.9	(8)%	2%
Adjusted EBITDA	$117.3	$102.5	$46.0	14%	123%
Adjusted EBITDA margin	11%	9%	4%

2025 vs. 2024

The 8% decrease in net sales was attributable to an 8% decrease due to lower sales volumes from PMMA Resins, Rigid Compounds, and MMA.

Adjusted EBITDA increased $14.8 million, of which $29.8 million was due to higher margins resulting from mix improvements, $14.0 million was from lower fixed costs, $0.6 million was from favorable currency impacts, and $0.4 million was from favorable foreign exchange rate impacts. These increases were partially offset by a $30.0 million decrease due to the lower sales volumes from PMMA Resins, Rigid Compounds, and MMA.

Latex Binders Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$787.9	$954.3	$942.9	(17)%	1%
Adjusted EBITDA	$67.1	$95.4	$83.5	(30)%	14%
Adjusted EBITDA margin	9%	10%	9%

2025 vs. 2024

The 17% decrease in net sales was primarily due to a 11% decrease due to lower sales volumes in paper and board and textile applications in Europe and a 7% decrease from lower price from the pass-through of lower raw material costs. These decreases were partially offset by a 1% increase from favorable foreign exchange rate impacts.

The $28.3 million, or 30%, decrease in Adjusted EBITDA was primarily due to a $28.8 million, or 30%, decrease due to lower sales volumes and a $10.0 million decrease from lower margins. These decreases were partially offset by a $9.3 million increase from lower fixed costs, a $0.8 million increase from favorable foreign exchange rate impacts, and a $0.4 million increase from favorable currency impacts.

Polymer Solutions Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$1,102.9	$1,382.0	$1,575.6	(20)%	(12)%
Adjusted EBITDA	$69.0	$85.8	$50.5	(20)%	70%
Adjusted EBITDA margin	6%	6%	3%

2025 vs. 2024

Net sales decreased 20% year-over-year, driven by an 11% decline in sales volumes and a 10% decrease from lower pricing due to unfavorable product mix. These impacts were partially offset by a 1% benefit from favorable foreign currency exchange rates.

The $16.8 million, or 20%, decrease in Adjusted EBITDA was primarily due to a $56.2 million, or 66%, decrease due to lower sales volume and a $39.7 million, or 46%, decrease due to lower margins. These decreases were partially offset by a $50.7 million, or 59%, increase from lower fixed costs from the exit of styrene production, a $27.4 million, or 32% increase from polycarbonate technology licensing income, and a $0.8 million, or 1%, increase from favorable foreign exchange rate impacts.

Americas Styrenics Segment

	Year Ended
	December 31,			Percentage Change
($ in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Adjusted EBITDA*	$(3.1)	$15.4	$62.1	(120)%	(75)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the consolidated statements of operations.

2025 vs. 2024

The decrease in Adjusted EBITDA was mainly due to a costs associated with unplanned outages in the second and third quarter at its styrene production facility, lower polystyrene volumes, as well as lower margins from higher raw material input costs.

Outlook

The Company is expecting a delay in demand recovery and lower cumulative growth than previously expected. Geopolitical events continue to disproportionally impact European chemical producers and the Chinese chemical industry continues to benefit from low-cost Russian crude, which enables lower downstream pricing. Because of these market factors, including the delay in demand recovery, 2026 demand will likely be similar to 2025. However, the proactive management actions taken to exit underperforming assets in 2025 are expected to result in improved operational results for the Company.

The Company continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and productivity initiatives to manage operating expenses. Additionally, as previously disclosed, the Company is engaged in ongoing discussions with its financial stakeholders regarding its capital structure to evaluate and execute potential strategic alternatives to our existing capital structure including modification of the terms of our outstanding indebtedness. The Company is unable to predict, with certainty, the impact that the current macroeconomic conditions will have on its ability to consummate these potential transactions or maintain compliance with the financial covenants contained in the Company's debt agreements.

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

There are limitations to using financial performance measures such as Adjusted EBITDA. This performance measure is not intended to represent net income or other measures of financial performance. As such, it should not be used as an alternative to net income as an indicator of operating performance. Other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use this or similarly-named financial measures that other companies may use to compare the performance of those companies to our performance. We compensate for these limitations by providing a reconciliation of this performance measure to our net income, which is determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Adjusted EBITDA is calculated as follows for the years ended December 31, 2025, 2024, and 2023. For discussion related to 2023 activity, refer to the Company’s Form 10-K filed on February 27, 2025.

	Year Ended
	December 31,
(in millions)	2025	2024	2023
Net loss	$(545.6)	$(348.5)	$(701.3)
Interest expense, net	273.8	267.5	188.4
Provision for income taxes	42.6	30.5	68.4
Depreciation and amortization(a)	291.6	210.2	221.2
EBITDA(b)	$62.4	$159.7	$(223.3)
Loss on financing transactions(c)	26.5	—	—
Net gain on disposition of businesses and assets(d)	—	(7.1)	(25.6)
Restructuring and other charges(e)	63.9	44.7	31.4
Acquisition transaction and integration net costs(f)	—	—	(1.4)
Asset impairment charges or write-offs(g)	—	—	2.7
Goodwill impairment charges(h)	—	—	349.0
Other items(i)	9.7	6.4	21.5
Adjusted EBITDA	$162.5	$203.7	$154.3
(a)	During the year ended December 31, 2025, the Company recognized $41.5 million for accelerated amortization of capitalized software assets related to our current enterprise resource planning (“ERP”) system now being transitioned to a cloud based system which was partially offset by an $10.3 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation recognized to realize efficiencies during decommissioning.
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
(c)	Amounts for the year ended December 31, 2025 primarily relate to fees incurred in conjunction with Company’s debt refinancing transaction that did not meet the criteria for deferred financing charges as the transaction was accounted for as a modification of debt in accordance with ASC 470-60. Refer to Note 16 in the consolidated financial statements for further information.
(d)	Amounts for the year ended December 31, 2024 primarily relate to the sale of the plants in Bronderslev, Denmark and Belen, New Mexico while the amounts for the year ended December 31, 2023 primarily relate to the sale of the Matamoros, Mexico manufacturing facility. Refer to Note 6 in the consolidated financial statements for further information.
(e)	Restructuring and other charges for the years ended December 31, 2025 and 2024 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 6 in the consolidated financial statements for further information regarding restructuring activities.

Note that the accelerated depreciation charges incurred as part of both the Company’s asset restructuring plan and corporate restructuring program are included within the “Depreciation and amortization” caption above and therefore are not included as a separate adjustment within this caption.

(f)	Acquisition transaction and integration net costs for the year ended December 31, 2023 relate to expenses incurred for the PMMA Acquisition and the acquisition of Aristech Surfaces LLC (the “Aristech Surfaces Acquisition”).
(g)	Asset impairment charges or write-offs for the year ended December 31, 2023 relate to the impairment of the Company’s styrene monomer assets in Boehlen, Germany. Refer to Note 18 in the consolidated financial statements for further information.
(h)	Amounts for the year ended December 31, 2023 relate to the goodwill impairment of the PMMA business and Aristech Surfaces reporting units. Refer to Note 14 in the consolidated financial statements for further information.
(i)	Other items for the year ended December 31, 2025 primarily relate to fees incurred in conjunction with the Company’s legal defense costs associated with Synthos litigation, described in Note 19 and fees incurred in conjunction with certain of the Company’s strategic and financial initiatives.

Other items for the years ended December 31, 2024 and 2023 primarily relate to third party fees incurred in conjunction with certain of the Company’s strategic initiatives, including the ERP upgrade project.

Liquidity and Capital Resources

Capital Resources, Indebtedness and Liquidity

We require cash primarily to fund day-to-day operations, capital investments and other strategic initiatives, purchase raw materials, and service our outstanding debt obligations. Our liquidity is generated from cash on hand, cash flows from continuing operations, and borrowing availability under the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility.

The 2028 Refinance Credit Agreement includes customary affirmative, negative, and financial covenants, with events of default that include (i) a change of control, (ii) failure to maintain at least $100.0 million of Liquidity at each month-end, and (iii) a cross-default to the Credit Agreement. If a default occurs, the Term Lenders may accelerate amounts due under the 2028 Refinance Term Loans. Liquidity, as defined consistently under both the OpCo Super-Priority Revolver and the 2028 Refinance Credit Agreement, includes cash and cash equivalents held by certain restricted subsidiaries and available borrowing capacity under both facilities, subject to terms in the 2028 Refinance Credit Agreement.

The OpCo Super-Priority Revolver also includes an anti-cash hoarding provision requiring repayment of borrowings to the extent cash and cash equivalents on the 15th of each month exceed $100.0 million at loan parties or $50.0 million at nonloan parties. The OpCo Super-Priority Revolver also features a springing covenant which applies when 30% or more of the OpCo Super-Priority Revolver’s capacity is drawn which then requires the Company to meet a superpriority lien net leverage ratio (as defined in the secured credit agreement) not to exceed 1.50:1.00 at the end of each financial quarter. As of December 31, 2025, the outstanding borrowings, inclusive of certain letters of credit, did exceed the 30% threshold, however the superpriority lien net leverage ratio was below the 1.50x threshold, (0.38):1.00. As of December 31, 2025, the Company was in compliance with all covenants in its debt agreements.

As of December 31, 2025, we had total Liquidity of $334.2 million, consisting of $139.4 million of cash and cash equivalents and $194.8 million of borrowing availability under the 2026 Revolving Facility and the Accounts Receivable Securitization Facility ($191.6 million and $3.2 million, respectively). We had $2,591.4 million of outstanding indebtedness as of December 31, 2025, compared to $2,448.4 million at December 31, 2024, and working capital of $150.0 million and $267.3 million at those respective dates. Of our cash, $89.6 million and $107.7 million, respectively, was held outside Ireland (our country of domicile), all of which is readily convertible into other currencies including U.S. dollars. Because we do not intend to indefinitely reinvest foreign cash, we record deferred tax liabilities on unremitted earnings. Additional information about our debt, rates, and maturities is provided in Note 16 to the consolidated financial statements.

Potential Restructuring of Our Indebtedness

We have been reviewing a number of potential alternatives regarding our outstanding indebtedness. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. We are currently in active discussions with holders of our indebtedness and have engaged outside advisors with respect to these alternatives. Additionally, the Company has appointed two new board members with significant experience in debt restructuring and strategic transactions.

Among these alternatives is a restructuring that would, on a consensual basis, seek to modify the terms of substantially all of our outstanding indebtedness, potentially through an in-court or out-of-court process. We may offer to exchange the indebtedness under our 2028 Refinance Term Loans, 2028 Term Loan B, or 2029 Refinance Senior Notes for new debt and/or equity securities of our parent and/or subsidiary companies. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions. Because the terms of any such transactions will be subject to negotiations with the holders of our indebtedness, they may differ materially from those described above and are, to a large extent, outside of our control. There can be no assurance that we will be able to complete any such transactions, and, as no decision with respect to the terms of any such transactions has been made, we may decide not to pursue any such transactions. If we are unable or elect not to complete any such transactions, or if the Company is unable to obtain necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations, in which case the Company may pursue a process to restructure its indebtedness, through an in-court or out-of-court process. We continue to focus on our initiatives to drive operational performance, maintain safe manufacturing processes, retain talent in our organization and continue our objective to become a specialties materials provider.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. As such, they do not include any adjustments to the recoverability and reclassification of recorded amounts that might be necessary should the Company be unable to continue as a going concern. Refer to Note 16 and Item 1A— Risk Factors, for additional information.

Debt Overview

The table below summarizes our outstanding indebtedness as of December 31, 2025 and 2024, including related interest expense and effective interest rates:

	As of and for the Year Ended			As of and for the Year Ended
	December 31, 2025			December 31, 2024
		Effective			Effective
		Interest	Interest		Interest	Interest
($ in millions)	Balance	Rate	Expense	Balance	Rate	Expense
2029 Refinance Senior Notes	$441.6	5.0%	$20.4	$—	—%	$—
2029 Senior Notes	—	—%	1.6	447.0	5.0%	24.8
2025 Senior Notes	—	5.2%	0.3	115.0	5.3%	6.5
Senior Credit Facility
2028 Term Loan B	715.0	7.0%	54.7	721.9	8.0%	62.2
OpCo Super-Priority Revolver	75.0	6.9%	5.8	—	—%	—
2026 Revolving Facility	—	—%	—	—	—%	2.9
2028 Refinance Term Loans	1,237.9	13.4%	179.9	1,083.2	14.4%	167.8
Accounts Receivable Securitization Facility	118.0	9.0%	13.6	75.0	8.7%	6.9
Other indebtedness	3.9	7.6%	0.3	6.3	3.6%	0.4
Total	$2,591.4		$276.6	$2,448.4		$271.5

As of December 31, 2025, our Senior Credit Facility—comprising the OpCo Super-Priority Revolver—had a total capacity of $300.0 million, with $191.6 million available after considering $33.4 million in letters of credit. Unused commitments incur a quarterly fee of 0.375% per annum.

The 2028 Term Loan B (original principal $750.0 million, maturing May 2028) requires quarterly amortization of 0.25% of original principal and bears interest at SOFR + 2.50% (0.00% floor). During 2025, we made $7.5 million in net principal payments and have an additional $7.5 million due within one year.

The 2028 Refinance Term Loans bear interest at Term SOFR + 8.50% (3.00% SOFR floor) and were issued with a 3% original issue discount. In 2025, we made $11.3 million in net principal payments, with $11.3 million classified as current. Through September 8, 2025, we were permitted to elect PIK interest, and during 2025 we deferred $39.6 million of interest, resulting in $48.1 million capitalized to principal.

Our second-lien 2029 Refinance Senior Notes include $379.5 million of 7.625% notes maturing May 3, 2029. Interest is payable semi-annually. Under the 2L Note Indenture, we elected PIK interest on 2.50% of interest during 2025, deferring $9.1 million.

We maintain an Accounts Receivable Securitization Facility maturing January 2028 with an optional one-year extension. The facility allows up to $150.0 million of borrowings and carries a minimum interest charge on $75.0 million regardless of actual borrowings. As of December 31, 2025, $118.0 million was outstanding, supported by $121.2 million of eligible receivables, leaving $3.2 million of availability.

During 2025, the remaining 2025 Senior Notes were redeemed, and the 2029 Senior Notes were exchanged or redeemed in conjunction with the issuance of the 2029 Refinance Senior Notes, resulting in the satisfaction and discharge of both related indentures.

Additional Considerations

Our debt costs and access to capital depend on credit ratings and leverage/coverage metrics. We may also opportunistically repurchase or retire debt based on market conditions and liquidity needs. On November 27, 2025, S&P Global Ratings downgraded the Company’s issuer credit rating to ‘CCC’ and, on March 3, 2026, further downgraded the credit rating to ‘SD’. The ratings agency also highlighted the Company’s heightened refinancing risk associated with its 2028 maturities and the potential for further downward rating actions if liquidity deteriorates or if end-market conditions do not materially improve over the next twelve months. Moody’s outlook remained stable, maintaining their Caa2 rating.

The borrowers and issuers of our debt depend on upstream cash flows from subsidiaries. Although no material restrictions currently exist, jurisdictional regulations may introduce future constraints. The Senior Credit Facility, Refinance Credit Agreement, and 2L Note Indenture restrict dividends to Trinseo PLC. In 2025, we declared dividends of $0.8 million before the Board elected to suspend future dividends.

Macroeconomic conditions—including tariff uncertainty, higher interest rates, and geopolitical factors—have negatively impacted demand, earnings, and liquidity. We have experienced recurring net losses and negative operating cash flows and expect to remain unprofitable in the near term.

We do not have any off-balance-sheet arrangements that are expected to have a material effect on our financial condition or liquidity.

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2025, 2024, and 2023. We have derived the summarized cash flow information from our audited financial statements. Refer to the Company’s Form 10-K filed on February 27, 2025 for discussion related to 2023.

	Year Ended
	December 31,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(102.4)	$(14.2)
Investing activities	(41.0)	(55.1)
Financing activities	73.5	26.4
Effect of exchange rates on cash	7.0	(6.3)
Net change in cash, cash equivalents, and restricted cash	$(62.9)	$(49.2)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 totaled $102.4 million, which included a $97.1 million decrease in working capital and the impact of $26.3 million in expenses related to refinancing that were not eligible for capitalization as deferred financing costs.

Net cash used in operating activities during the year ended December 31, 2024 totaled $14.2 million, which included a $123.7 million decrease in working capital, principally related to continued inventory management actions and cash collections, $45.0 million of dividends received from Americas Styrenics and $33.9 million in deferred interest cash payments via the PIK Interest Election.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 totaled $41.0 million, which was primarily attributable to capital expenditures of $51.0 million offset by proceeds from the sale of business and other assets of $10.0 million. During 2025, the Company continued to proactively reduce or defer capital expenditures during the year to preserve liquidity.

Capital expenditures for 2026 are expected to be similar to 2025, approximately $51.0 million, inclusive of spending for both compliance and maintenance costs, and growth initiatives, including material substitution applications as well as products containing recycled or bio-based materials.

Net cash used in investing activities during the year ended December 31, 2024 totaled $55.1 million, which was primarily attributable to capital expenditures of $63.3 million offset by proceeds from the sale of business and other assets of $8.2 million.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 totaled $73.5 million. During the year, the Company drew $265.0 million and $145.0 million in proceeds and repaid $190.0 million and $102.0 million from the A/R Facility and OpCo Super-Priority Revolver, respectively, principally related to funding working capital and other requirements. This activity also included the issuance of additional 2028 Refinance Term Loans ($115.0 million of aggregate principal) in exchange for the redemption of the 2025 Senior Notes ($115.0 million reduction in aggregate principal), $19.8 million in debt issuance costs that met the criteria for deferred financing charges, $19.4 million in debt repayments, $1.2 million of dividends paid, and $3.4 million of net repayments of short-term borrowings.

Net cash provided by financing activities during the year ended December 31, 2024 totaled $26.4 million. During the year, the Company drew $513.2 million in proceeds from the A/R Facility, and repaid $438.2 million, principally related to funding working capital and other requirements. This activity was partially offset by $18.3 million in debt repayments, $1.7 million of dividends paid, and $19.3 million of net repayments of short-term borrowings.

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

Free Cash Flow is not intended to represent cash flows from operations as defined by GAAP, and therefore, should not be used as an alternative for that measure. Other companies in our industry may define Free Cash Flow differently than we do. As a result, it may be difficult to use this or similarly-named financial measures that other companies may use to compare the liquidity and cash generation of those companies to our own. We compensate for these limitations by providing a reconciliation to cash provided by operating activities, which is determined in accordance with GAAP.

	Year Ended
	December 31,
(in millions)	2025	2024	2023
Cash provided by (used in) operating activities	$(102.4)	$(14.2)	$148.7
Capital expenditures	(51.0)	(63.3)	(69.7)
Free Cash Flow	$(153.4)	$(77.5)	$79.0

Refer to the discussion above for significant impacts to cash provided by operating activities for the years ended December 31, 2025 and 2024. Refer to the Company’s Form 10-K filed on February 27, 2025 for discussion related to 2023.

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

The Company has certain raw material purchase contracts where we are required to purchase certain minimum volumes at prevailing market prices. As of December 31, 2025, the Company had $694.0 million of raw material purchase obligations, of which $219.7 million is due within the next twelve months. These commitments have remaining terms ranging from one to five years. Refer to Note 19 in the consolidated financial statements for more information on raw material purchase commitments. Additionally, refer to Item 1 – Business – Sources and Availability of Raw Materials for further description of the sources of our key raw materials.

The Company has various pension and other postretirement plans. The Company is required to make minimum contributions to certain of our funded pension plans and is also obligated to make benefit payments to employees for the unfunded pension plans and other postretirement plans. As of December 31, 2025, the Company’s estimated future benefit payments through 2035, reflecting expected future service, as appropriate, was $154.1 million, of which $14.4 million is due within the next twelve months. Refer to the section of our Critical Accounting Policies and Estimates entitled “Pension Plans and Postretirement Benefits” for more information on the factors impacting our pension and postretirement costs. Additionally, refer to Note 21 in the consolidated financial statements for more details on these employee benefit plans and the future payments expected to be made for them through 2034.

The Company has operating and finance leases for certain of its plant and warehouse sites, office spaces, rail cars, storage facilities, and equipment. The Company’s leases have remaining terms of one month through eleven years. As of December 31, 2025, the Company’s estimated minimum commitments related to our finance and operating lease obligations was $83.1 million, of which $16.8 million is due within the next twelve months. Refer to Note 20 in the consolidated financial statements for further information on our lease portfolio and future lease obligations.

As described in Item 1— Business— Our Relationship with Dow, the Company is party to SAR SSAs with Dow, which are agreements under which Dow provides certain site services to the Company at Dow-owned locations. Based on our current year known costs and assuming that we continue with the SAR SSAs with similar annualized costs going forward, we estimate our contractual obligations under these agreements to be approximately $17.5 million annually for 2025 through 2029, and a total of $108.5 million thereafter through June 2041. Refer to the aforementioned section of Item 1 for more information regarding these agreements, including details regarding the rights of the Company and Dow to terminate said agreements.

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

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchased certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps agreements or option contracts. Under these derivative contracts, the Company is effectively converting a portion of our natural gas costs into a fixed rate obligation to mitigate the risk of price fluctuations associated with the underlying commodity purchases. Certain of these commodity swaps were designated as cash flow hedges (“commodity cash flow hedges”), and the remaining commodity swaps were not designated for hedge accounting treatment (“commodity economic hedges”). The Company does not have any outstanding commodity cash flow or economic agreements as of December 31, 2025.

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

Impairment Considerations

As of December 31, 2025, net property, plant and equipment, net identifiable finite-lived intangible assets, and goodwill totaled $523.6 million, $492.9 million, and $67.7 million, respectively. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or impairment may be recorded based on a change in the expected use of the asset or performance of the related asset group.

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

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. The Company had no material assets classified as held-for-sale as of December 31, 2025.

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

As of December 31, 2025, the remaining $67.7 million in total goodwill is allocated to the reportable segments as follows: $35.6 million to Polymer Solutions, $16.3 million to Latex Binders, and $15.8 million to Engineered Materials, with no amounts allocated to the Americas Styrenics segment.

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

Deferred taxes are provided on the outside basis differences and unremitted earnings of subsidiaries outside of Ireland. All undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated as of December 31, 2025. Based on the evaluation of available evidence, both positive and negative, we recognize future tax benefits, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

As of December 31, 2025, we had net deferred tax liabilities of $28.4 million, after valuation allowances of $442.7 million. In evaluating the ability to realize the deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

For the year ended December 31, 2025, Management assessed whether there were any changes in facts and circumstances that would result in any changes to the valuation allowance conclusions reached in the prior years. During the year ended December 31, 2025, Management believed there was enough negative evidence to determine that it was no longer more likely than not that the net deferred tax assets would be realized in some of the Company’s European subsidiaries, primarily France, Germany and the Netherlands. Among this evidence is the overall cumulative losses of its Europe operations, as well as Management’s recognition that these subsidiaries’ ability to generate taxable income in the future is no longer considered reliable or sustainable. These negative factors combined with no other tax planning strategies identified that could allow the Company to utilize its deferred tax asset, resulted in Management’s decision to establish a full valuation allowance against the net deferred tax asset position during the year ended December 31, 2025.

As of December 31, 2025, we had deferred tax assets for tax loss carryforward of approximately $256.7 million, $42.5 million of which is subject to expiration in the years between 2026 and 2030. We continue to evaluate our historical and projected operating results for several legal entities for which we maintain valuation allowances on net deferred tax assets.

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

We use a fully-yield curve approach in the estimation of the future service and interest cost components of net periodic benefit cost for our defined benefit pension and other postretirement benefit plans by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Service cost related to our defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the consolidated statements of operations.

We determine the expected long-term rate of return on assets by performing an analysis of historical and expected returns based on the underlying assets, which generally are insurance contracts. We also consider our historical experience with pension fund asset performance. The expected return of each asset class is derived from a forecasted future return confirmed by current and historical experience. Future actual net periodic benefit cost will depend on the performance of the underlying assets and changes in future discount rates, among other factors.

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Plans		U.S. Plan		OPEB Plans
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Pension and other postretirement plan obligations:
Discount rate for projected benefit obligation / accumulated postretirement benefit obligation	3.79%	3.09%	5.46%	5.70%	4.70%	5.15%
Net periodic benefit costs:
Discount rate for service cost	2.54%	2.57%	5.74%	5.20%	5.40%	6.40%
Discount rate for interest cost	2.98%	3.19%	5.42%	5.10%	4.96%	6.25%
Expected long-term rate of return on plan assets	2.63%	3.17%	6.90%	6.90%	N/A	N/A

Holding all other factors constant, a 0.25% increase (decrease) in the discount rate used to determine net periodic benefit cost would decrease (increase) 2026 pension expense for our non-U.S. plans by approximately $1.0 million and $(0.9) million, respectively. Holding all other factors constant, a 0.25% increase (decrease) in the long-term rate of return on assets used to determine net periodic benefit cost for our non-U.S. plans would decrease (increase) 2026 pension expense by approximately $0.1 million and $(0.1) million, respectively. Holding all other factors constant, a 0.25% increase or decrease in the discount rate, or the long-term rate of return on assets, used to determine net periodic benefit cost for our U.S. plan would change our 2026 pension expense by less than $0.1 million.

Plan assets totaled $108.2 million and $106.7 million as of December 31, 2025 and 2024. As noted above, plan assets are invested primarily in insurance contracts that provide for guaranteed returns. Investments in the pension plan insurance contracts are valued utilizing unobservable inputs, which are contractually determined based on returns, fees, and the present value of the future cash flows, or cash surrender values, of the contracts, and are classified as Level 3 investments. The Company presents certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

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

The Company’s 2028 Refinance Term Loans bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor. The Company’s 2028 Term Loan B bears an interest rate of SOFR plus 2.50% (subject to a 0.00% SOFR floor). The Company’s 2024 Term Loan B bore an interest rate of LIBOR plus 2.00% (subject to a 0.00% LIBOR floor) as of December 31, 2022. Based on weighted average outstanding borrowings under the 2028 Term Loan B and 2028 Refinance Term Loans for the year ended December 31, 2025, an increase in 100 basis points in SOFR would have resulted in approximately $1.4 million of additional interest expense for the period.

Loans under the OpCo Super-Priority Revolver, at the Borrowers’ option, may be maintained as (a) SOFR loans, which bear interest at a rate per annum equal to SOFR plus the applicable margin (as defined in the Credit Agreement), if applicable, or (b) base rate loans which shall bear interest at a rate per annum equal to the base rate plus the applicable margin (as defined in the Credit Agreement). As of December 31, 2025, the Borrowers are required to pay a quarterly commitment fee in respect of any unused commitments under the OpCo Super-Priority Revolver equal to 0.375% per annum. As of December 31, 2025, the Company had $75.0 million of variable debt issued under our OpCo Super-Priority Revolver and during the year ended December 31, 2025 the Company drew $265.0 million and repaid $190.0 million from the facility. As such, we incurred $3.3 million variable rate interest related to the OpCo Super-Priority Revolver during the period.

Our 2024 Accounts Receivable Securitization Facility is subject to interest charges on both the amount of outstanding borrowings as well as the amount of available, but undrawn commitments under the facility. As of December 31, 2025, the Accounts Receivable Securitization Facility borrowings bear interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the Accounts Receivable Securitization Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. As of December 31, 2025, the Company had $118.0 million of variable debt issued under our Accounts Receivable Securitization Facility and during the year ended December 31, 2025 the Company drew $145.0 million and repaid $102.0 million from the facility. As such, we incurred $12.1 million variable rate interest related to our Accounts Receivable Securitization Facility during the period.

Foreign Currency Exchange Rate Risks

The Company’s ongoing business operations expose us to foreign currency risks, including fluctuating foreign exchange rates. Our primary foreign currency exposure is the euro-to-U.S. dollar exchange rate, noting that approximately 46% of our net sales were generated in Europe for the year ended December 31, 2025. To a lesser degree, we are also exposed to the exchange rates between the U.S. dollar and other currencies, including, among others, the Chinese yuan, South Korean won, Swiss franc, and New Taiwan dollar. To manage these risks, the Company periodically enters into derivative financial instruments such as foreign exchange forward contracts.

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

The Company also enters into forward contracts with the objective of managing the currency risk associated with forecasted U.S. dollar-denominated raw materials purchases by one of our subsidiaries whose functional currency is the euro. By entering into these forward contracts, which are designated as cash flow hedges, the Company buys a designated amount of U.S. dollars and sells euros at the prevailing market rate to mitigate the risk associated with the fluctuations in the euro-to-U.S. dollar foreign currency exchange rate. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2025, the Company does not have any outstanding forward contracts for the purposes of hedging its exposure to the euro. The Company continues to monitor prevailing rate forecasts and its euro-denominated exposure to determine when to enter into these forward contracts. A 1% change in the euro will impact our annual profitability by approximately $0.7 million on a pre-tax basis.

We have legal entities consolidated in our financial statements that have functional currencies other than the U.S. dollar, our reporting currency. As a result of currencies fluctuating against the U.S. dollar, currency translation gains and losses are recorded in other comprehensive income, primarily as a result of the remeasurement of our euro functional legal entities as of December 31, 2025, 2024, and 2023.

Raw Material Price Risk

We purchase certain raw materials such as styrene, butadiene, BPA, MMA, PC, and acetone primarily under short- and long-term supply contracts. The pricing terms for these raw material purchases are generally determined based on commodity indices and prevailing market conditions within the relevant geography. The selling prices of our products are generally based, in part, on the current or forecasted costs of our key raw materials but are often subject to a predetermined lag period for the pass through of these costs. As such, during periods of significant raw material price volatility, the Company may experience material volatility in earnings and cash flows due to the lag in passing through raw material costs, primarily for styrene, butadiene, MMA, and acetone. Assuming no changes in sales price, volume or mix, a hypothetical 10% change in the market price of our raw materials would have impacted cost of sales by approximately $193.7 million for the year ended December 31, 2025.

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

We mitigate the risk of price fluctuations associated with these commodity purchases where possible by passing changes in commodity costs through to our customers by adjusting our prices or including provisions in our contracts that allow us to adjust prices in such a circumstance or by including pricing formulas which utilize commodity indices. Additionally, as deemed appropriate, we may enter into derivative financial instruments such as commodity swaps, which effectively converts a portion of our natural gas costs into a fixed rate obligation. Certain of these commodity swap agreements are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. We may also enter into commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. Inclusive of these hedges, a hypothetical 10% increase in natural gas prices will impact cost of sales by approximately $2.6 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15e and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and

Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to provide the reasonable level of assurance described above.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company believes we have maintained appropriate internal controls during our initial phased implementation period and will continue to evaluate, test and monitor our internal controls over financial reporting for effectiveness as processes and procedures in each of these impacted areas evolve.

Item 9B. Other Information

Trading Arrangements

During the twelve months ended December 31, 2025, one director and one executive officer adopted trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

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

No other directors or executive officers of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the twelve months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” “Board Structure and Committee Composition,” “Our Company’s Executive Officers,” and “Delinquent Section 16(a) Reports” of the Company’s definitive proxy statement for the 2026 annual general meeting of shareholders to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “2026 Proxy Statement”) or will be included in an amendment to this Form 10-K (the “10-K/A”).

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

Item 11. Executive Compensation

The information required by this Item 11 will be contained in our 2026 Proxy Statement or 10-K/A and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be contained in our 2026 Proxy Statement or 10-K/A and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our 2026 Proxy Statement or 10-K/A and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our 2026 Proxy Statement or 10-K/A and is incorporated by reference herein.

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

4.1

Indenture among Trinseo Luxco Finance SPV S.à r.l., Trinseo NA Finance SPV LLC, the guarantors named therein, The Bank of New York Mellon, as trustee, and Alter Domus (US) LLC, as collateral agent, dated as of January 17, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed January 21, 2025)

4.2	Form of Global Restricted Note due 2029 (incorporated by reference as Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed January 21, 2025)

4.3	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025)

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

10.7

2024 LuxCo Merger Amendment to the Credit Agreement dated September 6, 2017, among Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Trinseo LuxCo S.à r.l. Deutsche Bank AG New York Branch, as Administrative Agent, dated as of December 12, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 16, 2024)

10.8§

2025 Incremental Amendment to the Credit Agreement dated September 6, 2017, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Trinseo Luxco Finance SPV S.à r.l., and Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto, dated as of January 17, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 21, 2025)

10.9

2026 Grace Period Amendment to the Credit Agreement dated September 6, 2017, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc. and the lenders party thereto, dated as of February 16, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 16, 2026)

10.10

Credit Agreement, dated as of September 8, 2023, among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2023)

10.11

First Amendment to Credit Agreement, dated January 26, 2024, to the Credit Agreement dated as of September 8, 2023 among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024)

10.12

Second Amendment to Credit Agreement by and among Trinseo LuxCo S.à.r.l., Trinseo NA Finance LLC, Trinseo LuxCo Finance SPV S.à.r.l., Trinseo NA Finance SPV LLC, Trinseo PLC, and Alter Domus (US) LLC, as Administrative Agent, dated December 12, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed December 17, 2024)

10.13§

Third Amendment to Credit Agreement dated as of September 8, 2023, by and among Trinseo NA Finance LLC, Trinseo LuxCo Finance SPV S.à r.l., Trinseo NA Finance SPV LLC, Trinseo PLC, and Alter Domus (US) LLC, as administrative agent and collateral agent, dated January 17, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 21, 2025)

10.14§§

Transaction Support Agreement, dated December 9, 2024, by and among the Company, and certain of their direct and indirect subsidiaries party thereto, and each of the Supporting Creditors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2024)

Exhibit No.	Description
10.15§§

Deed of Release and Termination, dated July 18, 2024, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Altuglas LLC, Aristech Surfaces, LLC, Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 22, 2024)

10.16§§

Credit and Security Agreement, dated July 18, 2024, among Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, KKR Credit Advisors (US) LLC, GLAS USA LLC, GLAS Americas LLC, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2024)

10.17†

First Amendment, dated as of February 24, 2026, to the Credit and Security Agreement dated July 18, 2024, among Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, KKR Credit Advisors (US) LLC, GLAS USA LLC, GLAS Americas LLC, and the Lenders from time to time party thereto

10.18§

Credit Agreement, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the guarantors and lenders party thereto, dated as of January 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 21, 2025)

10.19*

Employment Agreement between Trinseo LLC and Frank A. Bozich, dated December 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019)

10.20*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Frank Bozich dated December 11, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.21*	Employment Agreement between Trinseo LLC and David Stasse, dated April 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 30, 2019)

10.22*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and David Stasse dated April 29, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.23*	Agreement between Trinseo, LLC and Angelo Chaclas dated January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

10.24*

Agreement, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Angelo Chaclas dated January 1, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 9, 2022)

10.25*

Employment Agreement between Trinseo LLC and Paula Cooney, dated October 15, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 5, 2023)

10.26*

Amendment, dated May 9, 2022, to the Employment Agreement between Trinseo LLC and Paula Cooney dated October 15, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 5, 2023)

Exhibit No.	Description

10.27*

Employment Agreement between Trinseo Europe GmbH and Francesca Reverberi dated October 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed May 5, 2022)

10.28*

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

10.30*	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.31*	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.32*	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 26, 2025)

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

10.35*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed May 9, 2024)

10.36*	Form of Performance Award Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025)

10.37*	Form of Non-statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed May 9, 2024)

10.38*	Form of Restricted Cash Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025)

10.39*

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

Exhibit No.	Description

10.41*	Form of Executive Side Letter for Equity Grants (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

10.42*	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 27, 2024).

10.43*	Form of Contingent Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025)

10.44*	Form of Conditional Retention Award Letter Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 6, 2026)

19.1	Trinseo PLC Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025)

21.1 †	Subsidiaries of Trinseo PLC

23.1 †	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2 †	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

31.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Trinseo PLC Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS †	iXBRL Instance Document

101.SCH †	iXBRL Taxonomy Extension Schema Document

101.CAL †	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	iXBRL Extension Label Linkbase Document

101.PRE †	iXBRL Taxonomy Extension Presentation Linkbase Document

104 †	Cover Page Interactive Data File (formatted iXBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement.
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

Date: March 13, 2026

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Bozich	President, Chief Executive Officer and Director	March 13, 2026
Frank Bozich	(Principal Executive Officer)

/s/ David Stasse	Executive Vice President and Chief Financial Officer	March 13, 2026
David Stasse	(Principal Financial Officer)

/s/ Roger E. Greene	Vice President, Global Controller and Principal Accounting Officer	March 13, 2026
Roger E. Greene	(Principal Accounting Officer)

/s/ Joseph Alvarado	Director	March 13, 2026
Joseph Alvarado

/s/ Victoria Brifo	Director	March 13, 2026
Victoria Brifo

/s/ Jeffrey J. Cote	Director	March 13, 2026
Jeffrey J. Cote

/s/ Jeanmarie Desmond	Director	March 13, 2026
Jeanmarie Desmond

/s/ Matthew T. Farrell	Director	March 13, 2026
Matthew T. Farrell

/s/ Carol Flaton	Director	March 13, 2026
Carol Flaton

/s/ Jill Frizzley	Director	March 13, 2026
Jill Frizzley

/s/ K’Lynne Johnson	Chair and Director	March 13, 2026
K’Lynne Johnson

/s/ Sandra Beach Lin	Director	March 13, 2026
Sandra Beach Lin

/s/ Henri Steinmetz	Director	March 13, 2026
Henri Steinmetz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Trinseo PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trinseo PLC and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the report of Deloitte & Touche LLP, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We did not audit the financial statements of Americas Styrenics LLC, a 50% equity investment of Trinseo PLC, which is reflected in the consolidated financial statements of Trinseo PLC as an equity method investment of $206.9 million and $222.6 million as of December 31, 2025 and 2024, respectively, and equity in earnings (losses) of unconsolidated affiliates of ($3.1) million, $15.4 million, and $62.1 million for each of the three years in the period ended December 31, 2025. Those statements were audited by Deloitte & Touche LLP whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Americas Styrenics LLC, is based solely on the report of Deloitte & Touche LLP.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of Deloitte & Touche LLP provide a reasonable basis for our opinions.

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

Accounting for Income Taxes

As described in Notes 2 and 8 to the consolidated financial statements, the Company recorded a provision for income taxes of $42.6 million for the year ended December 31, 2025, and has deferred tax assets of $50.7 million (including a valuation allowance of $442.7 million), deferred tax liabilities of $79.1 million, and liabilities for uncertain tax positions of $10.9 million as of December 31, 2025. The Company is, or has been, subject to income taxes in Ireland, the United States and numerous other foreign jurisdictions, and is subject to income tax audits within these jurisdictions. Management measures deferred taxes as the difference between the financial and tax basis of the Company’s assets and liabilities which are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As disclosed by management, the valuation allowance is based on management’s estimates of future taxable income and the period over which they expect the deferred tax assets to be recovered. Management recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Since significant judgment is required to assess the future tax consequences of events that have been recognized in the financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the financial statements and such adjustments could be material.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes, net deferred tax assets, including a valuation allowance, and liabilities for uncertain tax positions; and (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence relating to these account balances and tax positions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 13, 2026

We have served as the Company’s auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of

Americas Styrenics LLC

The Woodlands, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americas Styrenics LLC and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive (loss) income, members' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

February 25, 2026

We have served as the Company’s auditor since 2008.

TRINSEO PLC

Consolidated Balance Sheets

(In millions, except per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$146.7	$209.8
Accounts receivable, net of allowances (December 31, 2025: $10.2; December 31, 2024: $8.5)	364.5	379.9
Inventories	316.0	347.2
Other current assets	37.5	51.3
Total current assets	864.7	988.2
Investments in unconsolidated affiliates	206.9	222.6
Property, plant and equipment, net of accumulated depreciation (December 31, 2025: $953.0; December 31, 2024: $824.0)	523.6	575.8
Other assets
Goodwill	67.7	59.9
Other intangible assets, net	492.9	598.8
Right-of-use assets - operating, net	56.2	63.9
Deferred income tax assets	2.1	37.0
Deferred charges and other assets	66.1	97.9
Total other assets	685.0	857.5
Total assets	$2,280.2	$2,644.1
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current portion of long-term debt	$212.9	$210.9
Accounts payable	283.9	263.1
Current lease liabilities - operating	11.6	12.9
Income taxes payable	3.7	4.9
Accrued expenses and other current liabilities	202.6	229.1
Total current liabilities	714.7	720.9
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2,332.5	2,200.7
Noncurrent lease liabilities - operating	47.9	53.3
Deferred income tax liabilities	30.5	37.5
Other noncurrent obligations	252.4	251.6
Total noncurrent liabilities	2,663.3	2,543.1
Commitments and contingencies (Note 19)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (December 31, 2025: 40.1 shares issued and 36.0 shares outstanding; December 31, 2024: 39.6 shares issued and 35.4 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (December 31, 2025: 0.025 shares issued and outstanding; December 31, 2024: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	521.4	514.6
Treasury shares, at cost (December 31, 2025: 4.1 shares; December 31, 2024: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(1,339.3)	(792.8)
Accumulated other comprehensive loss	(80.3)	(142.1)
Total shareholders’ equity (deficit)	(1,097.8)	(619.9)
Total liabilities and shareholders’ equity (deficit)	$2,280.2	$2,644.1

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$2,974.9	$3,513.2	$3,675.4
Cost of sales	2,809.0	3,247.6	3,533.1
Gross profit	165.9	265.6	142.3
Selling, general and administrative expenses	417.0	327.0	310.3
Equity in earnings (losses) of unconsolidated affiliate	(3.1)	15.4	62.1
Impairment and other charges	—	—	349.5
Operating loss	(254.2)	(46.0)	(455.4)
Interest expense, net	273.8	267.5	188.4
Loss on extinguishment of long-term debt	0.2	0.6	6.3
Other expense (income), net	(25.2)	3.9	(17.2)
Loss before income taxes	(503.0)	(318.0)	(632.9)
Provision for income taxes	42.6	30.5	68.4
Net loss	$(545.6)	$(348.5)	$(701.3)
Weighted average shares‒basic	35.8	35.3	35.3
Net loss per share‒basic	$(15.24)	$(9.86)	$(19.88)
Weighted average shares‒diluted	35.8	35.3	35.3
Net loss per share‒diluted:	$(15.24)	$(9.86)	$(19.88)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(545.6)	$(348.5)	$(701.3)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (net of tax of $0.0, $0.0, $0.0)	50.0	(28.3)	9.3
Net gain on cash flow hedges (net of tax of $0.0, $(2.6), $1.3)	0.6	12.0	4.3
Pension and other postretirement benefit plans:
Prior service credit arising during period (net of tax of $0.0, $0.0, $0.0)	0.1	1.7	0.4
Net gain (loss) arising during period (net of tax of $(6.0), $2.2, $(3.0))	16.7	4.6	(9.3)
Amounts reclassified from accumulated other comprehensive income (loss)	(5.6)	(2.5)	(3.0)
Total other comprehensive income (loss), net of tax	61.8	(12.5)	1.7
Comprehensive loss	$(483.8)	$(361.0)	$(699.6)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions, except per share data)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2022	35.1	4.1	—	$0.4	$—	$486.7	$(200.0)	$(131.3)	$264.5	$420.3
Net loss	—	—	—	—	—	—	—	—	(701.3)	(701.3)
Other comprehensive income	—	—	—	—	—	—	—	1.7	—	1.7
Share-based compensation activity	0.1	—	—	—	—	17.5	—	—	—	17.5
Dividends on ordinary shares ($0.17 per share)	—	—	—	—	—	—	—	—	(6.2)	(6.2)
Balance at December 31, 2023	35.2	4.1	—	$0.4	$—	$504.2	$(200.0)	$(129.6)	$(443.0)	$(268.0)
Net loss	—	—	—	—	—	—	—	—	(348.5)	(348.5)
Other comprehensive loss	—	—	—	—	—	—	—	(12.5)	—	(12.5)
Share-based compensation activity	0.2	—	—	—	—	10.4	—	—	—	10.4
Dividends on ordinary shares ($0.04 per share)	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Balance at December 31, 2024	35.4	4.1	—	$0.4	$—	$514.6	$(200.0)	$(142.1)	$(792.8)	$(619.9)
Net loss	—	—	—	—	—	—	—	—	(545.6)	(545.6)
Other comprehensive income	—	—	—	—	—	—	—	61.8	—	61.8
Share-based compensation activity	0.6	—	—	—	—	6.8	—	—	—	6.8
Dividends on ordinary shares ($0.02 per share)	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Balance at December 31, 2025	36.0	4.1	—	$0.4	$—	$521.4	$(200.0)	$(80.3)	$(1,339.3)	$(1,097.8)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSEO PLC

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(545.6)	$(348.5)	$(701.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	291.6	210.2	221.2
Amortization of deferred financing fees and issuance discount	11.1	16.1	11.0
Deferred income tax (benefit)	22.4	(2.7)	41.4
Share-based compensation expense	9.9	14.4	19.5
Earnings of unconsolidated affiliate, net of dividends	15.6	29.6	2.9
Unrealized net (gain) loss on foreign exchange forward contracts	6.2	(9.1)	(6.4)
Unrealized net (gain) loss on commodity economic swap contracts	4.1	(2.8)	14.1
Pension curtailment and settlement (gain) loss	(3.4)	(1.1)	0.4
Loss on extinguishment of long-term debt	0.2	0.6	6.3
Gain on sale of other assets	(4.5)	(7.3)	(25.6)
Impairment charges or write-offs	—	—	349.5
Changes in assets and liabilities
Accounts receivable	51.7	99.5	106.3
Inventories	46.4	46.4	150.1
Accounts payable and other current liabilities	(1.0)	(22.2)	1.4
Income taxes payable	(0.2)	(7.0)	3.1
Other assets, net	54.0	(40.8)	11.4
Other liabilities, net	(60.9)	10.5	(56.6)
Cash provided by (used in) operating activities	(102.4)	(14.2)	148.7
Cash flows from investing activities
Capital expenditures	(51.0)	(63.3)	(69.7)
Proceeds from the sale of other assets	10.0	8.2	38.0
Cash used in investing activities	(41.0)	(55.1)	(31.7)
Cash flows from financing activities
Deferred financing fees	(19.8)	(8.6)	(23.4)
Short-term borrowings, net	(3.4)	(19.3)	(10.5)
Dividends paid	(1.2)	(1.7)	(17.9)
Proceeds from exercise of option awards	—	—	0.1
Withholding taxes paid on restricted share units	(0.7)	—	(2.1)
Acquisition-related contingent consideration payment	—	(0.7)	(1.2)
Net proceeds from issuance of 2028 Refinance Term Loans	115.0	—	1,044.9
Repayments of 2025 Senior Notes	(115.0)	—	—
Repurchases and repayments of long-term debt	(19.4)	(18.3)	(1,055.9)
Proceeds from Accounts Receivable Securitization Facility	145.0	513.2	—
Repayments of Accounts Receivable Securitization Facility	(102.0)	(438.2)	—
Proceeds from Revolving Facility	265.0	—	—
Repayments of Revolving Facility	(190.0)	—	—
Cash provided by (used in) financing activities	73.5	26.4	(66.0)
Effect of exchange rates on cash	7.0	(6.3)	(1.6)
Net change in cash, cash equivalents, and restricted cash	(62.9)	(49.2)	49.4
Cash, cash equivalents, and restricted cash—beginning of period	211.9	261.1	211.7
Cash, cash equivalents, and restricted cash—end of period	$149.0	$211.9	$261.1
Less: Restricted cash	2.3	2.1	2.0
Cash and cash equivalents—end of period	$146.7	$209.8	$259.1
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$30.2	$21.1	$37.8
Cash paid for interest, net of amounts capitalized	$194.7	$199.9	$167.1
Accrual for property, plant and equipment	$8.4	$6.7	$11.3

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

Prior to the formation of Trinseo S.A., the Company’s business was wholly owned by The Dow Chemical Company (together with its affiliates, “Dow”). In 2010, the Styron business was sold by Dow to investment funds advised or managed by affiliates of Bain Capital Partners, LP (the “Dow Separation”). In 2016, Bain Capital Partners, LP fully divested its ownership in the Company.

Potential Restructuring of Our Indebtedness

We have been reviewing a number of potential alternatives regarding our outstanding indebtedness. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. We are currently in active discussions with holders of our indebtedness and have engaged outside advisors with respect to these alternatives. Additionally, the Company has appointed two new board members with significant experience in debt restructuring and strategic transactions.

Among these alternatives is a restructuring that would, on a consensual basis, seek to modify the terms of substantially all of our outstanding indebtedness, including through the use of an in-court or out-of-court process. We may offer to exchange the indebtedness under our 2028 Refinance Term Loans, 2028 Term Loan B, or 2029 Refinance Senior Notes for new debt and/or equity securities of our parent and/or subsidiary companies. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions. Because the terms of any such transactions will be subject to negotiations with the holders of our indebtedness, they may differ materially from those described above and are, to a large extent, outside of our control. There can be no assurance that we will be able to complete any such transactions, and, as no decision with respect to the terms of any such transactions has been made, we may decide not to pursue any such transactions. If we are unable or elect not to complete any such transactions, or if the Company is unable to obtain additional necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations, in which case the Company may pursue a process to restructure its indebtedness through an in-court or out-of-court process. We continue to focus on our initiatives to drive operational performance, maintain safe manufacturing processes, retain talent in our organization and continue our objective to become a specialties materials provider.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. As such, they do not include any adjustments to the recoverability and reclassification of recorded amounts that might be necessary should the Company be unable to continue as a going concern. Refer to Note 2 and Note 16 for additional information.

New York Stock Exchange Delisting Notification

On March 2, 2026, we received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that they determined to commence proceedings to delist the Company’s ordinary shares and will file a Form 25 with the SEC to delist the Company’s ordinary shares from the NYSE upon completion of applicable procedures. The delisting will be effective 10 days after the filing of the Form 25. As stated in the Notice, the NYSE reached its decision to delist the Company’s securities pursuant to Section 802.01B of the NYSE Listed Company Manual because the Company had fallen below the NYSE continued listing standard requiring listed companies to maintain an average market capitalization over a 30-trading day period of at least $15.0 million. None of the Notice, suspension of trading or delisting from the NYSE is expected to affect the Company’s business operations, its relationships with partners or employees or its current SEC reporting obligations. The Company had previously received written notice from the NYSE on December 12, 2025 that it was no longer in compliance with Section 802.01B of the NYSE Listed Company Manual due to the fact that the Company’s average total market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its stockholders’ equity was less than $50.0 million, and that it was also not in compliance with Section 802.01C of the NYSE Listed Company Manual because its average closing share price had fallen below $1.00 per share for 30 consecutive trading days.

Business Activities

The Company is a specialty material solutions provider with a focus on partnering with companies to bring ideas to life in an imaginative, smart, and sustainability-focused manner. The Company has competitive market positions in many of the markets in which it competes. The Company’s products are incorporated into a wide range of its customers’ products throughout the world, including products for automotive applications, consumer electronics, appliances, medical devices, packaging, footwear, carpet, paper and board, building and construction, and wellness applications, among others.

The Company’s operations are located in Europe, North America, and Asia Pacific, supplemented by Americas Styrenics, a styrenics joint venture with Chevron Phillips Chemical Company LP. Refer to Note 12 for further information regarding the Company’s investment in Americas Styrenics.

The Company has significant manufacturing and production operations around the world, which allow service to its global customer base. As of December 31, 2025, the Company’s production facilities included 32 manufacturing plants and one recycling facility at 28 sites across 14 countries, including its joint venture. Additionally, as of December 31, 2025, the Company operated 11 research and development (“R&D”) facilities globally, including mini plants, development centers, and pilot coaters.

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under four segments, Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics, as described in Note 23.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2025 and 2024 and for each of the three years ended December 31, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements of the Company contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. Refer to Note 16 for further discussion of the Company’s Accounts Receivable Securitization Facility, which qualifies as a VIE and is consolidated within the Company’s financial statements.

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

The estimated fair values of the Company’s current and long term debt are determined using Level 2 inputs within the fair value hierarchy. The carrying amounts of borrowings under the OpCo Super-Priority Revolver and Accounts Receivable Securitization Facility approximate fair value as these borrowings bear interest based on prevailing variable market rates.

At times, the Company manages its exposure to changes in foreign currency exchange rates, where possible, by entering into foreign exchange forward contracts. Additionally, occasionally, the Company manages its exposure to variability in interest payments associated with its variable rate debt by entering into interest rate swap agreements when possible. The Company also manages its exposure to price fluctuations in commodity prices, where possible, by entering into commodity swap agreements. When outstanding, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheets at fair value. The fair value of the derivatives is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. The fair value of derivatives also considers the credit default risk of the parties involved.

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

As of December 31, 2025, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment. As of December 31, 2024, the Company had certain foreign exchange forward contracts and commodity swap agreements outstanding that were not designated for hedge accounting treatment, and certain commodity swap agreements outstanding that were designated as cash flow hedges. As of December 31, 2023, the Company had certain foreign exchange forward contracts outstanding that were not designated for hedge accounting treatment and certain foreign exchange forward contracts and interest rate swap agreements that were designated as cash flow hedges.

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

For the years ended December 31, 2025, 2024, and 2023, the Company recognized net foreign exchange transaction gains (losses) of $27.6 million, $(19.5) million, and $16.7 million, respectively. These amounts exclude the impacts of foreign exchange forward contracts discussed above.

Environmental Matters

Accruals for environmental matters are recorded when it is considered probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. Accruals for environmental liabilities are recorded within “Other noncurrent obligations” in the consolidated balance sheets at undiscounted amounts. As of December 31, 2025 and 2024, there was $2.0 million and $1.3 million, respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the 2021 acquisitions of the polymethyl methacrylates (“PMMA”) and activated methyl methacrylates (“MMA”) businesses (together, the “PMMA business”) from Arkema S.A. (the “PMMA Acquisition”), and of Aristech Surfaces LLC, a manufacturer and global provider of PMMA continuous cast and solid surface sheets (the “Aristech Surfaces Acquisition”). Refer to Note 19 for further information on the environmental liabilities related to the PMMA Acquisition and the Aristech Surfaces Acquisition during 2021.

Any costs related to environmental contamination treatment and clean-ups are charged to expense.

Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value using discounted estimated cash flows and are adjusted to their present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived asset and depreciated over the asset's useful life. Refer to Note 19 for further information on the Company's recognized asset retirement obligations, which are related to an obligation to remove certain manufacturing facilities the Company has built on leased land at the end of the contract term.

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

Expenditures for maintenance and repairs are recorded in the consolidated statements of operations as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized. These expenditures include planned major maintenance activities, or turnaround activities, that increase the output of manufacturing facilities or improve production efficiency as compared to pre-turnaround operations. As of December 31, 2025 and 2024, $16.4 million and $14.7 million, respectively, of the Company’s net costs related to turnaround activities were capitalized within “Deferred charges and other assets” in the consolidated balance sheets, and are being amortized over the period until the next scheduled turnaround.

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

Impairment and Disposal of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions. Refer to Notes 14 and 18 for further information on the Company’s impairment charges recorded for the years ended December 31, 2025, 2024 and 2023.

Long-lived assets to be disposed of by sale are classified as held-for-sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased. Long-lived assets to be disposed of in a manner other than by sale are classified as held-and-used until they are disposed. As of December 31, 2025 and 2024, the Company had no material assets classified as held-for-sale.

Goodwill and Other Intangible Assets

The Company records goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. When supportable, the Company employs the qualitative assessment of goodwill impairment prescribed by Accounting Standards Codification (“ASC”) 350. Otherwise, the Company primarily utilizes an income approach (under the discounted cash flow method) to calculate the fair value of its reporting units as it is most representative of the value that would be received from a market participant. The annual impairment assessment is completed using a measurement date of October 1. Key assumptions and estimates used in the goodwill impairment testing include projections of revenues and EBITDA, the estimated weighted average cost of capital (“WACC”), and a projected long-term growth rate, all of which are based on data available at the time of the testing. The WACC is calculated incorporating weighted average returns on debt and equity from similar market participants, and therefore, changes in the market which are beyond control of the Company may have an impact on future calculations of estimated fair value. The Company recorded a non-cash goodwill impairment loss of $349.0 million for the year ended December 31, 2023, related to the Engineered Materials segment. Refer to Note 14 for further information.

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

Restricted Cash and Cash Equivalents

Restrictions on the Company’s cash and cash equivalents are included within “Other current assets” in the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had $2.3 million and $2.1 million recorded, respectively, as restricted cash and cash equivalents.

Net Sales

For all material contracts with customers, net sales are recognized and control is transferred at a point in time when the Company satisfies the performance obligations according to the terms of the contract, and when title and the risk of loss is passed to the customer. Title and risk of loss varies by region and customer and is determined based upon the purchase order received from the customer and the applicable contractual terms or jurisdictional standards. The Company receives cash equal to the invoice price for most product sales, subject to cash sales incentives with certain customers, with payment terms generally ranging from 10 to 90 days (with an approximate weighted average of 50 days as of December 31, 2025), also varying by segment and region.

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

In cases where the Company’s transaction price is considered variable at the point of revenue recognition, the ‘most likely amount’ method is used to estimate the effect of any related uncertainty. In formulating this estimate, the Company considers all historical, current, and forecasted information that is reasonably available to identify a reasonable number of possible consideration amounts. Once the transaction price, including impacts of variable consideration, is estimated, revenue is recognized only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Furthermore, if the Company is not able to rely on observable stand-alone selling prices, the ‘expected cost plus a margin approach’ is utilized to estimate the stand-alone selling price of each performance obligation, primarily utilizing historical experience. During the year ended December 31, 2025, the impact of recognizing changes in selling prices related to prior periods was immaterial.

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

Total R&D costs included in SG&A expenses were $63.6 million, $63.5 million, and $57.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company expenses promotional and advertising costs as incurred to SG&A expenses. Total promotional and advertising expenses were $1.0 million, $0.9 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Restructuring charges included within SG&A expenses were $140.3 million, $67.2 million, and $39.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Note 6 for further information.

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

Treasury Shares

When authorized, the Company may repurchase its ordinary shares at prevailing market rates. Share repurchases are recorded at cost in “Treasury shares” within shareholders’ equity in the consolidated balance sheets.

Deferred Ordinary Shares

The Company has 0.025 million deferred ordinary shares of €1.00 each at par, which are issued and outstanding as of December 31, 2025 and 2024. The deferred ordinary shares are held by nominees in order to meet the Irish statutory minimum capital requirements of an Irish public limited company. The deferred ordinary shares carry no voting rights, are not entitled to receive any dividend or distribution, and do not dilute the economic ownership of Trinseo PLC shareholders.

Going Concern

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether conditions and events raise substantial doubt about its ability to continue as a going concern within one year after the issuance of these consolidated financial statements.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company had liquidity of $334.2 million and an accumulated deficit of $1,339.3 million and used cash in operations of $102.4 million during the year ended December 31, 2025. The Company expects continued operating losses and significant cash outflows from operating activities in the near term. Current macroeconomic and geopolitical conditions, including inflation, conflicts (such as the Russia-Ukraine war and military conflict in Iran), have created, and continue to create, significant uncertainty in operations, and weaker demand in many of our end markets, which have had, and are expected to continue to have, a material adverse effect on the Company's financial performance and liquidity forecasts.

The Company’s debt agreements include financial covenants, including a minimum liquidity requirement of $100.0 million under the 2028 Refinance Credit Agreement and additional liquidity‑related covenants under the OpCo Super‑Priority Revolver. Although the Company was in compliance with these covenants as of December 31, 2025, based on current forecasts, available borrowing capacity, and expected operating conditions, the Company believes it is unlikely to remain in compliance with these covenants for at least the twelve months following issuance of these financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable absent obtaining waivers from its lenders or negotiating amendments to avoid acceleration of its indebtedness. There can be no assurance that any such waivers or amendments would be available on acceptable terms or at all.

Significant debt maturities occur in 2028, including the 2028 Refinance Term Loans, the 2028 Term Loan B, the A/R Facility, and the OpCo Super-Priority Revolver. The Company is evaluating strategic and financial alternatives to address its capital structure and has engaged financial and legal advisors to support these efforts in discussions with our lenders. However, the outcome and timing of these actions are uncertain.

As a result of these factors, the Company has concluded that substantial doubt exists about its ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements.

Recent Accounting Guidance

Income Statement Reporting (Topic 220): Disaggregation of Expenses

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on the financial statement disclosures.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In the fourth quarter of 2025, the Company retrospectively adopted the annual disclosure requirements of ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The ASU also removes certain disclosures that are no longer considered cost beneficial. See Note 8 for applicable income tax-related disclosures required by this guidance.

Financial Instruments (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which is intended to address the application of Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments provide a practical expedient permitting entities, when estimating expected credit losses for those balances, to assume that current conditions at the balance sheet date do not change over the remaining life of the asset. The ASU is effective for fiscal periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Business Combinations (Topic 805): Improvements for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06 “Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes prescriptive development stages and establishes a probable-to-complete recognition threshold under which capitalization of software development costs begins when management has authorized and committed to funding the project and it is probable the project will be completed and used as intended. The ASU is effective for fiscal periods beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Government Grants (Topic 832): Accounting for Government Grants

In December 2025, the FASB issued ASU 2025-10 “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes authoritative guidance on the accounting for government grants, including grants related to an asset and grants related to income. The amendments, largely aligned with International Accounting Standards 20, IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, require that a government grant not be recognized until it is probable the company will comply with the conditions attached to the grant and that the grant will be received. The amendments further codify specific recognition approaches for asset-related grants and for income-related grants, with presentation as income or deducted from the related expense. The ASU is effective for fiscal periods beginning after December 15, 2028, including interim periods within those years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

NOTE 3—RELATED PARTY TRANSACTIONS

The Company did not have any significant related party transactions during the years ended December 31, 2025, 2024, and 2023.

NOTE 4—DIVESTITURES

On December 1, 2021, the Company completed the divestiture of its Rubber Business to Synthos S.A. and certain of its subsidiaries (together, “Synthos”) for a purchase price of $402.4 million, which reflected reductions of approximately $41.6 million for the assumption of pension liabilities by Synthos and $47.0 million for net working capital (excluding inventory) retained by the Company. The sale resulted in the recognition of and after-tax gain of $117.8 million. At closing, the Company and Synthos executed a long-term supply agreement, in which Trinseo supplied Synthos certain raw materials subsequent to the sale until the agreement expired in April 2024. For the years ended December 31, 2024 and 2023, the Company recorded $17.6 million and $48.0 million, respectively, in net sales and $13.8 million and $51.7 million, respectively, in cost of sales related to the supply agreement.

NOTE 5—NET SALES

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where the sales originated), by segment for the years ended December 31, 2025, 2024, and 2023.

	Engineered	Latex	Polymer
Year Ended	Materials	Binders	Solutions	Total
December 31, 2025
United States	$482.5	$279.0	$141.0	$902.5
Europe	371.8	323.9	682.6	1,378.3
Asia-Pacific	148.0	178.8	251.6	578.4
Rest of World	81.8	6.2	27.7	115.7
Total	$1,084.1	$787.9	$1,102.9	$2,974.9
December 31, 2024
United States	$528.7	$297.6	$172.8	$999.1
Europe	419.2	408.8	853.2	1,681.2
Asia-Pacific	143.0	241.7	327.0	711.7
Rest of World	86.0	6.2	29.0	121.2
Total	$1,176.9	$954.3	$1,382.0	$3,513.2
December 31, 2023
United States	$522.5	$262.7	$145.8	$931.0
Europe	423.7	449.1	1,056.7	1,929.5
Asia-Pacific	123.4	224.6	340.4	688.4
Rest of World	87.3	6.5	32.7	126.5
Total	$1,156.9	$942.9	$1,575.6	$3,675.4

NOTE 6—RESTRUCTURING ACTIVITIES

2025 Restructuring Plan

On October 2, 2025, the Company approved a restructuring plan to permanently close its methyl methacrylate production operations in Rho, Italy and its acetone cyanohydrin production operations in Porto Marghera, Italy (the “MMA Restructuring Plan”). The MMA Restructuring Plan is intended to streamline the company’s MMA production network and exit underperforming assets.

On December 5, 2025, the Company approved a restructuring plan to permanently close its polystyrene production operations in Schkopau, Germany with consolidation of remaining PS operations in Tessenderlo, Belgium.

The Company recorded net pre-tax restructuring charges of $130.1 million inception-to-date under the 2025 Restructuring Plan, consisting of $10.9 million of severance and related benefit costs, $97.6 million of asset related charges, and $21.6 million of contract terminations. Asset-related charges include decommissioning and other charges of $10.9 million, $32.6 million related to accelerated depreciation for the asset retirement costs at Porto Marghera and Schkopau, and $54.1 million in accelerated depreciation charges of plant, property and equipment primarily associated with the exit of the Company’s plants in Rho, Italy, Porto Marghera, Italy and Schkopau, Germany.

The Company expects to incur incremental contract termination charges of $4.0 million to $7.0 million and asset related charges of $5.2 million within the Engineered Materials segment, which include $3.4 million of accretion expense and $1.8 million of decommissioning and demolition charges, and asset related charges of $1.1 million within the Polymer Solutions segment, all of which are related to accretion expense. Decommissioning and demolition charges related to the Engineered Materials segment are expected to be paid in Q1 2026, and all other asset related charges related to the Engineered Materials and Polymer Solutions segment are expected to be paid by the end of 2028.

The following table summarizes the charges by segment related to the 2025 Restructuring Plan:

Year Ended
December 31,
2025 Restructuring Plan Charges by Segment	2025
Engineered Materials	$102.6
Polymer Solutions	27.5
Total	$130.1

The following table is a summary of charges incurred related to the 2025 Restructuring Plan:

Year Ended
December 31,
2025 Restructuring Plan Charges	2025
Severance and related benefit costs	$10.9
Asset related charges	97.6
Contract terminations	21.6
Total	$130.1

At December 31, 2025, total liabilities related to the 2025 Restructuring Plan were $11.1 million for severance and related benefit costs, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the 2025 Restructuring Plan:

2025 Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (1)	Contract Terminations	Total
Reserve balance at December 31, 2024	$—	$—	$—	$—
Restructuring charges (credits)	10.9	64.3	21.6	96.8
Currency remeasurement	0.2	—	0.3	0.5
Asset write-offs	—	(64.3)	—	(64.3)
Reserve balance at December 31, 2025	$11.1	$—	$21.9	$33.0
(1)	Does not include $32.6 million of accelerated depreciation expense and $0.7 million of accretion expense incurred during the year ended December 31, 2025 related to the asset retirement obligation at Schkopau and Porto Marghera. Refer to Note 19 for further information on the asset retirement obligation activity at Schkopau and Porto Marghera.

2024 Restructuring Plan and Stade Shutdown

On September 26, 2024, the Company approved a restructuring plan (“2024 Restructuring Plan”) designed to reduce costs by streamlining commercial and operational activities and to further improve profitability and better position the Company for longer term growth and cash flow generation. The 2024 Restructuring Plan includes: (i) combining the management of Engineered Materials, Plastics Solutions and Polystyrene businesses, (ii) a reduction in workforce of supporting functions, and (iii) the exit of virgin polycarbonate production at its Stade, Germany production facility. On November 13, 2024, the Company exited its Stade, Germany polycarbonate plant (“Stade Shutdown”).

The Company recorded net pre-tax restructuring charges of $62.3 million inception-to-date under the 2024 Restructuring Plan and Stade Shutdown, consisting of $22.7 million of severance and related benefit costs, $28.7 million of asset related charges, and $10.9 million of contract terminations. Asset related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost at Stade, Germany, $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $3.2 million.

The Company expects to incur incremental contract terminations of $15.0 million to $17.0 million and asset related charges of $1.1 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027.

The following table summarizes the charges incurred by segment related to the 2024 Restructuring Plan and Stade Shutdown:

	Year Ended
2024 Restructuring Plan and Stade Shutdown Charges (Credits) by	December 31,
Segment	2025	2024
Engineered Materials	$(0.8)	$2.0
Latex Binders	(0.2)	1.2
Polymer Solutions	11.7	44.4
Corporate (1)	(0.4)	4.4
Total	$10.3	$52.0
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within corporate as unallocated charges.

The following table is a summary of charges (credits) incurred related to the 2024 Restructuring Plan and Stade Shutdown:

	Year Ended
	December 31,
2024 Restructuring Plan and Stade Shutdown Charges (Credits)	2025	2024
Severance and related benefit costs	$(1.9)	$24.6
Asset related charges (credits)	2.2	26.5
Contract terminations	10.0	0.9
Total	$10.3	$52.0

At December 31, 2025 and 2024, total liabilities related to the 2024 Restructuring Plan and Stade Shutdown were $14.2 million and $20.9 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the 2024 Restructuring Plan and Stade Shutdown:

2024 Restructuring Plan and Stade Shutdown	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2024	$20.9	$—	$0.9	$21.8
Restructuring charges	(1.9)	0.4	10.0	8.5
Payments (1)	(4.8)	—	(10.9)	(15.7)
Asset write-offs	—	(0.4)	—	(0.4)
Reserve balance at December 31, 2025	$14.2	$—	$—	$14.2
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.
(2)	Does not include $1.8 million of accretion expense incurred during the year ended December 31, 2025 related to the asset retirement obligation at Stade, Germany. Refer to Note 19 for further information on the asset retirement obligation activity at Stade, Germany.

2023 Asset Optimization and Corporate Restructuring

On August 23, 2023, the Company announced a restructuring plan (“Asset Optimization and Corporate Restructuring plan”) to optimize its PMMA sheet network, primarily in Europe, consolidate manufacturing operations and certain other workforce reductions to streamline its general & administrative network. The Asset Optimization and Corporate Restructuring plan included (i) closure of manufacturing operations at the Company’s PMMA cast sheets plant in Bronderslev, Denmark, (ii) closure of manufacturing operations at the Company’s batch polyester tray casting plant in Belen, New Mexico, and (iii) closure of its PMMA extruded sheet production line at its Rho, Italy plant. On October 26, 2023, the Company approved additional actions to discontinue styrene production at the Company’s Terneuzen, the Netherlands plant, decommission the styrene plant assets, as well as related workforce reductions.

The Company recorded net pre-tax restructuring charges of $84.5 million inception-to-date under the Asset Optimization and Corporate Restructuring plan, consisting of $17.4 million of severance and related benefit costs, $58.0 million of asset related charges, and $9.2 million of contract terminations costs. Asset-related charges include $32.6 million of accelerated depreciation charges of plant, property and equipment, and decommissioning and other charges of $25.4 million associated with the plant and production closures. The Company expects to incur an incremental $0.6 million of asset related charges through the end of 2026. The majority of the employee termination benefit charges are expected to be paid by the end of 2026.

The following table summarizes the charges incurred by segment related to the Asset Optimization and Corporate Restructuring plan:

	Year Ended
2023 Asset Optimization and Corporate Restructuring Plan	December 31,
Charges (Credits) by Segment	2025	2024	2023
Engineered Materials	$0.1	$1.6	$13.1
Polymer Solutions	10.4	16.3	32.5
Corporate (1)	0.1	1.7	8.8
Total	$10.6	$19.6	$54.4
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within corporate as unallocated charges.

The following table is a summary of charges (credits) incurred related to the Asset Optimization and Corporate Restructuring plan:

	Year Ended
2023 Asset Optimization and Corporate Restructuring Plan	December 31,
Charges (Credits)	2025	2024	2023
Severance and related benefit costs	$1.1	$0.9	$15.3
Asset related charges (credits)	9.5	12.0	36.6
Contract terminations	—	6.7	2.5
Total	$10.6	$19.6	$54.4

At December 31, 2025 and 2024, total liabilities related to the Asset Optimization and Corporate Restructuring were $1.1 million and $4.7 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the Asset Optimization and Corporate Restructuring plan:

2023 Asset Optimization and Corporate Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2024	$4.7	$—	$—	$4.7
Restructuring charges	1.1	9.5	—	10.6
Payments (1)	(4.7)	(7.3)	—	(12.0)
Asset write-offs	—	(2.2)	—	(2.2)
Reserve balance at December 31, 2025	$1.1	$—	$—	$1.1
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

2022 Asset Restructuring Plan

In December 2022, the Company announced a restructuring plan designed to reduce costs, improve profitability, reduce exposure to cyclical markets and elevated natural gas prices, and address market overcapacity (“Asset Restructuring Plan”). The Asset Restructuring Plan encompassed closure of certain underperforming or uncompetitive plants and product lines, including (i) closure of manufacturing operations at the styrene production facility in Boehlen,

Germany, (ii) closure of one of its production lines at the Stade, Germany polycarbonate plant, and (iii) closure of the PMMA sheet manufacturing site in Matamoros, Mexico.

The Company recorded net pre-tax restructuring charges of $54.7 million inception-to-date under the Asset Restructuring Plan, consisting of $8.6 million of severance and related benefit costs, $33.2 million of asset related charges, and $12.9 million of contract terminations costs. Asset-related charges include $17.1 million related to the accelerated depreciation for the asset retirement cost at Boehlen, Germany, $7.7 million in accelerated depreciation charges of plant, property and equipment and decommissioning and other charges of $8.4 million.

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

The Company expects to incur an incremental $3.6 million of contract termination charges within the Polymer Solutions segment.

The following table summarizes the charges incurred by segment related to the Asset Restructuring Plan:

	Year Ended
	December 31,
2022 Asset Restructuring Plan Charges (Credits) by Segment	2025	2024	2023
Engineered Materials	$(0.3)	$—	$1.1
Polymer Solutions	(7.7)	2.4	2.4
Total	$(8.0)	$2.4	$3.5

The following table is a summary of charges incurred related to the Asset Restructuring Plan:

	Year Ended
	December 31,
2022 Asset Restructuring Plan Charges (Credits)	2025	2024	2023
Severance and related benefit costs	$(0.3)	$(0.5)	$(0.3)
Asset related charges (credits) (1)	(10.2)	0.8	(4.1)
Contract terminations	2.5	2.1	7.9
Total	$(8.0)	$2.4	$3.5
(1)	Asset related charges (credits) include activities related to an asset retirement obligation at Boehlen, Germany. For the year ended December 31, 2025, the company recorded $(10.3) million related to a change in estimate and $0.1 million of accretion expense.

At December 31, 2025 and 2024, total liabilities related to the Asset Restructuring Plan were $0.5 million and $1.2 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the Asset Restructuring Plan:

2022 Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2024	$1.2	$—	$—	$1.2
Restructuring charges	(0.3)	—	2.5	2.2
Payments (1)	(0.4)	—	(2.5)	(2.9)
Reserve balance at December 31, 2025	$0.5	$—	$—	$0.5
(1)	Includes primarily payments made against the existing accrual, as well as immaterial impacts of foreign currency remeasurement.

(2)	Does not include $(10.3) million related to a change in estimate and $0.1 million of accretion expense incurred during the year ended December 31, 2025 related to the asset retirement obligation at Boehlen, Germany. Refer to Note 19 for further information on the asset retirement obligation activity at Boehlen, Germany.

Transformational Restructuring Program

In May 2021, the Company approved a restructuring plan associated with the Company’s recent strategic initiatives (“Transformational Restructuring Program”). The Transformational Restructuring Program was completed as of December 31, 2023. Through the year ended December 31, 2025, the Company recorded net pre-tax restructuring charges of $6.7 million inception-to-date entirely relating to severance and related benefit costs.

The following table summarizes the charges incurred by segment related to the Transformational Restructuring Program:

	Year Ended
	December 31,
Transformational Restructuring Program Charges by Segment	2025	2024	2023
Corporate (1)	$—	$—	$(2.1)
Total	$—	$—	$(2.1)

(1) As this was identified as a corporate-related activity, the charges related to this restructuring program were not allocated to a specific segment but rather included within corporate unallocated.

NOTE 7—IMPAIRMENT AND OTHER CHARGES

Impairment and other charges consisted of the following:

	Year Ended
	December 31,
	2025	2024	2023
Asset impairment charges (Note 18)	$—	$—	$0.5
Goodwill impairment charges (Note 14)	—	—	349.0
Total	$—	$—	$349.5

NOTE 8—INCOME TAXES

Loss from continuing operations before income taxes earned within and outside Ireland is shown below:

	Year Ended
	December 31,
	2025	2024	2023
Ireland	$(36.3)	$(34.2)	$(34.5)
United States	(54.4)	(77.3)	(293.9)
Other Jurisdictions	(412.3)	(206.5)	(304.5)
Loss before income taxes	$(503.0)	$(318.0)	$(632.9)

The provision for income taxes is composed of:

	Year Ended
	December 31,
	2025			2024			2023
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Ireland	$0.1	$0.6	$0.7	$(1.3)	$(0.1)	$(1.4)	$2.7	$0.4	$3.1
U.S. federal	0.3	—	0.3	1.1	1.1	2.2	(10.3)	33.4	23.1
U.S. state and other	0.4	—	0.4	2.9	0.4	3.3	(4.3)	6.1	1.8
Other	19.4	21.8	41.2	30.5	(4.1)	26.4	38.9	1.5	40.4
Total	$20.2	$22.4	$42.6	$33.2	$(2.7)	$30.5	$27.0	$41.4	$68.4

The effective tax rate on pre-tax loss differs from the Ireland statutory rate due to the following:

	December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Loss before income taxes	$(503.0)		$(318.0)		$(632.9)
Ireland Federal Statutory Tax Rate (1)	(125.8)	25%	(79.5)	25%	(158.2)	25%
State and Local Income Tax, Net of Federal Income Tax Effect	—	—%	—	—%	—	—%
Foreign Tax Effects
China
Changes in valuation allowances	1.5	(0)%	14.8	(5)%	—	—%
Other	1.1	(0)%	0.3	(0)%	(0.1)	0%
France
Changes in valuation allowances	9.4	(2)%	(3.6)	1%	—	—%
Other	0.1	(0)%	—	—%	(0.5)	0%
Germany
German trade tax (2)	6.4	(1)%	3.6	(1)%	4.8	(1)%
Other (2)	4.5	(1)%	(2.2)	1%	(3.5)	1%
Italy
Goodwill Impairment	(0.1)	0%	(0.1)	0%	28.4	(4)%
Other	0.9	(0)%	2.2	(1)%	1.5	(0)%
Luxembourg
Loss on Subsidiaries merger	—	—%	(59.8)	19%	—	—%
Changes in valuation allowances	20.0	(4)%	56.0	(18)%	7.1	(1)%
Tax effect of foreign earnings and dividends	9.6	(2)%	—	—%	—	—%
Non-deductible Interest	7.5	(1)%	17.1	(5)%	—	—%
Other	2.0	(0)%	(0.2)	0%	1.1	(0)%
Switzerland
Statutory tax rate difference between Switzerland and Ireland	38.3	(8)%	22.1	(7)%	34.2	(5)%
Changes in valuation allowances	20.6	(4)%	11.9	(4)%	54.9	(9)%
Revaluation of net deferred tax assets	—	—%	—	—%	(8.9)	1%
Other	1.4	(0)%	(0.3)	0%	(1.2)	0%
Taiwan, Province Of China
Withholding tax	3.2	(1)%	4.1	(1)%	2.6	(0)%
Other	0.1	(0)%	(0.5)	0%	(0.5)	0%
United States
Changes in valuation allowances	17.4	(3)%	20.2	(6)%	84.5	(13)%
Tax effect of foreign earnings and dividends	—	—%	(4.6)	1%	(12.8)	2%
Statutory tax rate difference between United States and Ireland	3.2	(1)%	3.1	(1)%	11.8	(2)%
Other	(0.1)	0%	2.2	(1)%	2.0	(0)%
Other Foreign Jurisdictions	8.4	(2)%	6.7	(2)%	4.3	(1)%
Effects of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%	—	—%	—	—%
Changes in valuation allowances	1.7	(0)%	0.5	(0)%	(0.2)	0%
Nontaxable or Nondeductible Items
Non-deductible Interest	8.1	(2)%	8.0	(3)%	7.4	(1)%
Other	1.3	(0)%	1.5	(0)%	5.2	(1)%
Changes in Unrecognized Tax Benefits	2.3	(0)%	9.0	(3)%	6.4	(1)%
Other	(0.4)	0%	(2.0)	1%	(1.9)	0%
Total	$42.6	(8)%	$30.5	(10)%	$68.4	(11)%
(1)	The Irish statutory rate of 25% has been applied, as Trinseo PLC is domiciled in Ireland.
(2)	Includes the impact of the establishment of the valuation allowance in the amount of $10.8 million as of December 31, 2025.

Provision for income taxes increased by $12.1 million from 2024 to 2025, primarily due to the increase in valuation allowance, predominantly in France, Germany and the Netherlands, as well as the geographical mix of earnings, partially offset by increase in the valuation allowance in China in 2024.

Deferred income taxes reflect temporary differences between the valuation of assets and liabilities for financial and tax reporting:

	December 31,
	2025		2024
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$262.5	$—	$209.3	$—
Unremitted earnings	—	25.2	—	12.9
Unconsolidated affiliates	—	9.9	—	7.7
Other accruals and reserves	7.9	—	24.4	—
Property, plant and equipment	—	44.0	—	72.2
Goodwill and other intangible assets (1)	127.3	—	132.2	—
Accrued interest	72.6	—	38.0	—
Employee benefits	23.1	—	27.6	—
	493.4	79.1	431.5	92.8
Valuation Allowance (2)(3)(4)	(442.7)	—	(339.2)	—
Total	$50.7	$79.1	$92.3	$92.8

(1)	Includes the impact of Swiss federal and cantonal tax reform of $2.0 million and $49.8 million, respectively, as of December 31, 2024.
(2)	Includes a valuation allowance of $147.2 million and $126.2 million as of December 31, 2025 and 2024, respectively, related to deferred tax assets in our US consolidated group.
(3)	Includes a valuation allowance of $132.8 million and $91.6 million as of December 31, 2025 and 2024, respectively, related to deferred tax assets in our Swiss subsidiaries.
(4)	Includes a valuation allowance of $112.0 million and $91.9 million as of December 31, 2025 and 2024, respectively, related to deferred tax assets in our Luxembourg subsidiaries.

As of December 31, 2025 and 2024, all undistributed earnings of foreign subsidiaries and affiliates are expected to be repatriated.

Operating loss carryforwards amounted to $1,433.8 million in 2025 and $1,065.9 million in 2024. As of December 31, 2025, $315.7 million of the operating loss carryforwards were subject to expiration in 2026 through 2030, and $1,118.1 million of the operating loss carryforwards expire in years beyond 2030 or have an indefinite carryforward period. The Company had valuation allowances which were related to the realization of recorded tax benefits on tax loss carryforwards, as well as other net deferred tax assets, primarily from subsidiaries in China, Luxembourg, the United States, and Switzerland, of $442.7 million as of December 31, 2025 and $339.2 million as of December 31, 2024.

For the year ended December 31, 2025, Management assessed whether there were any changes in facts and circumstances that would result in any changes to the valuation allowance conclusions reached in the prior years. During the year ended December 31, 2025, Management believed there was enough negative evidence to determine that it was no longer more likely than not that the net deferred tax assets would be realized in some of the Company’s European subsidiaries, primarily in France, Germany and the Netherlands. Among this evidence is the overall cumulative losses of its Europe operations, as well as Management’s recognition that these subsidiaries’ ability to generate taxable income in the future is no longer considered reliable or sustainable. These negative factors combined with no other identified tax planning strategies that could allow the Company to utilize its deferred tax asset, resulted in Management’s decision to establish a full valuation allowance against the net deferred tax asset position during the year ended December 31, 2025.

For the years presented, a reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

Balance as of December 31, 2022	$6.5
Increases related to current year tax positions	0.7
Increases related to prior year tax positions	4.7
Decreases related to prior year tax positions	—
Settlement of uncertain tax positions	(0.9)
Decreases due to expiration of statues of limitations	—
Balance as of December 31, 2023	$11.0
Increases related to current year tax positions	1.0
Increases related to prior year tax positions	6.8
Decreases related to prior year tax positions	(0.6)
Settlement of uncertain tax positions	—
Decreases due to expiration of statues of limitations	(0.7)
Balance as of December 31, 2024	$17.5
Increases related to current year tax positions	1.1
Increases related to prior year tax positions (1)	4.2
Decreases related to prior year tax positions	(0.1)
Settlement of uncertain tax positions (2)	(10.7)
Decrease due to expiration of statutes of limitations	(1.1)
Balance as of December 31, 2025	$10.9

(1)	Includes an increase of $2.3 million in liability as a result of an ongoing tax examination of our subsidiary in Germany.
(2)	Includes a release of $7.4 million in liability as well as a release of $1.5 million reserve against tax loss carryforwards as a result of settling the tax examination of our subsidiary in China.

The Company recognized expense (benefit) related to interest and penalties of $(3.6) million, $1.8 million, and $1.5 million during the years ended December 31, 2025, 2024 and 2023, respectively, for unrecognized tax benefits. Interest and penalties related to unrecognized tax benefits were included as a component of income tax expense in the consolidated statements of operations. As of December 31, 2025 and 2024, the Company had $1.1 million and $4.7 million, respectively, accrued for interest and penalties. To the extent that the unrecognized tax benefits are recognized in the future, $12.2 million will impact the Company’s effective tax rate.

The cash paid for income taxes for the years ended December 31, 2025, 2024 and 2023 is composed of the following:

	Year Ended
	December 31,
Cash Taxes Paid (1)	2025	2024	2023
US Federal	$(2.6)	$(7.9)	$4.3
State and Local	—	(0.2)	1.5
Foreign
China	$11.9	$—	$—
Germany	1.4	9.1	14.5
India	2.3	—	—
Indonesia	2.6	—	2.5
Ireland	—	3.1	—
Italy	—	2.5	2.7
Mexico	3.3	1.1	—
The Netherlands	2.2	4.5	—
Switzerland	—	—	3.7
Taiwan, Province Of China	6.1	4.9	4.7
Other Foreign Jurisdictions	3.0	4.0	3.9
Total Foreign	32.8	29.2	32.0
Total	$30.2	$21.1	$37.8
(1)	Disaggregated in accordance with ASU 2023-09, which was adopted retrospectively in 2025.

The European Union (EU) Member States have formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of countries have implemented similar legislation starting in 2024. Based on the current rules as enacted, there was not a material impact to tax expense for the year ended December 31, 2025. The Company will continue to monitor and evaluate evolving tax legislation, including the new Side-by-Side package release by the OECD in January 2026, and in the jurisdictions in which we operate.

Tax years that remain subject to examination for the Company’s major tax jurisdictions are shown below.

Major Tax Jurisdictions	Earliest Open Year
United States: Federal income tax	2022
Germany	2018
Switzerland	2020
Netherlands	2021
Luxembourg	2017
China	2022
Hong Kong	2006
Indonesia	2021
Italy	2010

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

The following table presents basic EPS and diluted EPS for the years ended December 31, 2025, 2024, and 2023.

	Year Ended
	December 31,
(in millions, except per share data)	2025	2024	2023
Earnings:
Net loss	$(545.6)	$(348.5)	$(701.3)
Shares:
Weighted average ordinary shares outstanding	35.8	35.3	35.3
Dilutive effect of RSUs, option awards, and PSUs(1)	—	—	—
Diluted weighted average ordinary shares outstanding	35.8	35.3	35.3
Loss per share:
Loss per share‒basic	$(15.24)	$(9.86)	$(19.88)
Loss per share‒diluted	$(15.24)	$(9.86)	$(19.88)
(1)	Refer to Note 22 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the years ended December 31, 2025, 2024, and 2023, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 10—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2025	2024
Trade receivables	$275.6	$315.7
Non-income tax receivables	57.5	38.6
Other receivables	41.6	34.1
Less: allowance for doubtful accounts	(10.2)	(8.5)
Total	$364.5	$379.9

For the years ended December 31, 2025, 2024, and 2023, the Company recognized bad debt expense (benefit) of $0.8 million, $2.6 million, and $(0.9) million, respectively.

NOTE 11—INVENTORIES

Inventories consisted of the following:

	December 31,
	2025	2024
Finished goods	$136.3	$144.9
Raw materials and semi-finished goods	146.6	167.3
Supplies	33.1	35.0
Total	$316.0	$347.2

NOTE 12—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments held in unconsolidated affiliates in which the Company has the ability to exercise significant influence (generally, 20% to 50%-owned companies) are accounted for by the equity method. The company accounts for its 50 percent ownership of Americas Styrenics, a styrene and polystyrene joint venture with Chevron Phillips Chemical Company LP, under the equity method. The results of Americas Styrenics are included within its own reportable segment.

Equity in earnings (losses) from unconsolidated affiliates was $(3.1) million, $15.4 million, and $62.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company’s unconsolidated affiliates are privately held companies; therefore, quoted market prices for their equity interests are not available.

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

	December 31,
	2025	2024
Current assets	$386.8	$427.6
Noncurrent assets	264.2	262.0
Total assets	$651.0	$689.6
Current liabilities	$181.0	$183.8
Noncurrent liabilities	84.3	79.5
Total liabilities	$265.3	$263.3

	Year Ended
	December 31,
	2025	2024	2023
Net Sales	$1,578.8	$1,753.4	$1,722.4
Gross profit	$41.4	$83.9	$189.2
Operating income (loss)	$(10.7)	$28.0	$133.8
Net income (loss)	$(15.9)	$23.5	$131.5
Depreciation and amortization	$38.7	$39.0	$35.9
Capital expenditures	$(49.7)	$(50.2)	$(30.3)

There were no sales to unconsolidated affiliates for the years ended December 31, 2025, 2024, and 2023. Purchases from unconsolidated affiliates were $63.8 million, $79.9 million, and $70.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025 and 2024, respectively, there were no amounts due from unconsolidated affiliates included in “Accounts receivable, net of allowance” and $9.5 million and $5.9 million due to unconsolidated affiliates was included in “Accounts payable” in the consolidated balance sheets.

As of December 31, 2025 and 2024, respectively, the Company’s investment in Americas Styrenics was $206.9 million and $222.6 million, which was $14.2 million and $9.5 million greater than the Company’s 50% share of Americas Styrenics’ underlying net assets. These amounts represent the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.8 years as of December 31, 2025. The Company received dividends from Americas Styrenics of $12.5 million, $45.0 million, and $65.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 13—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful	December 31,
	Lives (Years)	2025	2024
Land	N/A	$82.9	$75.2
Land and waterway improvements	1 - 20	23.9	22.4
Buildings	10 - 50	144.5	131.1
Machinery and equipment	3 - 10	1,029.7	947.7
Leasehold interests	9 - 40	61.9	54.9
Other property (1)	1 - 20	99.5	103.7
Construction in process	N/A	34.2	64.8
Property, plant and equipment		1,476.6	1,399.8
Less: accumulated depreciation		(953.0)	(824.0)
Property, plant and equipment, net		$523.6	$575.8
(1)	Amounts include the asset retirement cost corresponding to the asset retirement obligations as described in Note 19.

	Year Ended
	December 31,
	2025	2024	2023
Depreciation expense	$161.5	$102.1	$118.9
Capitalized interest	2.8	3.9	3.8

NOTE 14—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the annual changes in the carrying amount of goodwill, by segment, from December 31, 2023 through December 31, 2025:

	Engineered	Latex	Polymer	Americas
	Materials	Binders	Solutions	Styrenics	Total
Balance at December 31, 2023	$—	$15.4	$48.4	$—	$63.8
Segment Realignment	15.0	—	(15.0)	—	—
Foreign currency impact	(1.1)	(0.9)	(1.9)	—	(3.9)
Balance at December 31, 2024	$13.9	$14.5	$31.5	$—	$59.9
Foreign currency impact	1.9	1.8	4.1	—	7.8
Balance at December 31, 2025	$15.8	$16.3	$35.6	$—	$67.7

The Company performs its annual goodwill impairment test as of October 1, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit is more likely than not below its carrying amount. Refer to Note 2 for additional information on the Company’s accounting policies.

During the second quarter 2023, the Company determined that a triggering event had occurred for the Engineered Materials reporting unit indicating it was more likely than not that the fair value of this goodwill was less than the associated carrying value. This determination resulted from the persistence of the challenging operating conditions, customer destocking and underlying demand weakness that contributed to a revised outlook reflecting a further reduction in near-term forecasted operating results, growth projections, as well as an additional decrease in market capitalization. Therefore, the Company performed a goodwill impairment assessment as of June 1, 2023 and recorded a goodwill impairment charge of $349.0 million , reflected within “Impairment and other charges” on the consolidated statement of operations. No goodwill impairments were identified during 2025 or 2024.

As of October 1, 2024, the Company combined the management of its Engineered Materials, Plastics Solutions, and Polystyrene businesses. Certain components of the Plastics Solutions segment were combined with the Polystyrene segment and renamed Polymer Solutions to align with the Company’s strategic focus on sustainability and material substitution. Impairment assessments were performed immediately before and after the organizational changes, and no impairment indicators were identified. The Company concluded that no goodwill impairment existed for the year ended December 31, 2025.

As of December 31, 2025 and 2024, the reported balance of goodwill included accumulated impairment losses of $646.1 million, all within the Engineered Materials segment. The Company’s operating results have been adversely impacted by weakness in demand in consumer end markets as well as overall uncertainty in the global economy. Should these conditions persist, or other events occur, indicating that the estimated future cash flows of the reporting units have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
	Estimated Useful	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
Developed Technology	7 - 16	$325.9	$(237.3)	$88.6	$314.6	$(200.4)	$114.2
Customer Relationships	7 - 19	492.0	(165.3)	326.7	468.6	(120.5)	348.1
Software (1)	1 - 10	260.4	(221.9)	38.5	242.0	(152.4)	89.6
Software in development	N/A	0.7	—	0.7	7.6	—	7.6
Tradenames	10 - 16	54.6	(17.3)	37.3	49.5	(12.5)	37.0
Other	1 - 5	7.0	(5.9)	1.1	5.2	(2.9)	2.3
Total		$1,140.6	$(647.7)	$492.9	$1,087.5	$(488.7)	$598.8

(1)	During the year ended December 31, 2025, the Company recognized $41.5 million for accelerated amortization of capitalized software assets related to our current enterprise resource planning (“ERP”) system now being transitioned to a cloud based system.

Amortization expense related to finite-lived intangible assets totaled $122.4 million, $90.3 million, and $90.1 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table details the Company’s estimated amortization expense for the next five years, excluding any amortization expense related to software currently in development:

Estimated Amortization Expense for the Next Five Years
2026	2027	2028	2029	2030
$81.4	$69.2	$67.0	$63.5	$61.1

NOTE 15—ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	December 31,
	2025	2024
Trade payables	$233.0	$220.4
Other payables	50.9	42.7
Total	$283.9	$263.1

NOTE 16—LONG TERM DEBT & AVAILABLE FACILITIES

Refer to discussion below for details and definitions of the Company’s debt facilities. The Company was in compliance with all debt related covenants as of December 31, 2025 and 2024.

				December 31, 2025
	Interest Rate as of December 31, 2025	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Refinance Senior Notes (3)	7.625%	May 2029	$388.6	$53.0	$441.6	$(22.1)	$419.5
Senior Credit Facility
2028 Term Loan B	6.584%	May 2028	716.3	(1.3)	715.0	(6.5)	708.5
OpCo Super-Priority Revolver (4)	Various	February 2028	75.0	—	75.0	—	75.0
2028 Refinance Term Loans (5)	12.412%	May 2028	1,256.6	(18.7)	1,237.9	(17.4)	1,220.5
Accounts Receivable Securitization Facility (6)	Various	January 2028	118.0	—	118.0	—	118.0
Other indebtedness	Various	Various	3.9	—	3.9	—	3.9
Total debt			$2,558.4	$33.0	$2,591.4	$(46.0)	$2,545.4
Less: current portion (7)							(212.9)
Total long-term debt, net of unamortized deferred financing fees							$2,332.5

				December 31, 2024
	Interest Rate as of December 31, 2024	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Senior Notes (3)	5.125%	April 2029	$447.0	$—	$447.0	$(9.3)	$437.7
2025 Senior Notes (5)	5.375%	September 2025	115.0	—	115.0	(0.2)	114.8
Senior Credit Facility
2028 Term Loan B	7.276%	May 2028	723.8	(1.9)	721.9	(9.2)	712.7
2026 Revolving Facility (8)	Various	May 2026	—	—	—	—	—
2028 Refinance Term Loans (5)	13.158%	May 2028	1,108.3	(25.1)	1,083.2	(18.1)	1,065.1
Accounts Receivable Securitization Facility (6)	Various	January 2028	75.0	—	75.0	—	75.0
Other indebtedness	Various	Various	6.3	—	6.3	—	6.3
Total debt			$2,475.4	$(27.0)	$2,448.4	$(36.8)	$2,411.6
Less: current portion (7)							(210.9)
Total long-term debt, net of unamortized deferred financing fees							$2,200.7
(1)	This caption includes various original issue accounting adjustments related to original issue premium and discounts, all of which are amortized to interest expense using the straight-line method over the related instrument’s term. The 2029 Refinance Senior Notes were accounted for as a modification of debt in accordance with ASC 470-60 and therefore the difference between the carrying value of the exchanged 5.125% Senior Notes due 2029 (the “2029 Senior Notes”) and the principal amount of the 7.625% second lien senior notes due 2029 (the “2029 Refinance Senior Notes”) was recorded as debt premium and will be reduced as contractual interest payments are made. The 2028 Term Loan B was issued at a 0.5% original issue discount and the 2028 Refinance Term Loans were issued at a 3.0% original issue discount.
(2)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(3)	The 2029 Senior Notes were partially exchanged on January 17, 2025 for the 2029 Refinance Senior Notes and the remaining $0.5 million was fully repaid on March 20, 2025.
(4)	As of December 31, 2025, under the OpCo Super-Priority Revolver, the Company had a total capacity of $300.0 million inclusive of $60.0 million eligible under the letter of credit subfacility. As of December 31, 2025, the Company had funds available for borrowing of $191.6 million (net of $33.4 million outstanding letters of credit as defined in the secured credit agreement). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

The OpCo Super-Priority Revolver features a springing covenant which applies when 30% or more of the OpCo Super-Priority Revolver’s capacity is drawn which then requires the Company to meet a superpriority lien net leverage ratio (as defined in the secured credit agreement) not to exceed 1.50:1.00 at the end of each financial quarter. As of December 31, 2025, the outstanding borrowings, inclusive of certain letters of credit, did exceed the 30% threshold, however the superpriority lien net leverage ratio was below the 1.50x threshold, (0.38):1.00.

(5)	The 2025 Senior Notes were partially repaid on September 8, 2023 using the proceeds of the 2028 Refinance Term Loans and the remainder was fully repaid on January 17, 2025 using the proceeds of the second tranche of 2028 Refinance Term Loans.
(6)	As of December 31, 2025, this facility had a borrowing capacity of $150.0 million, and $118.0 million outstanding under the facility. As of December 31, 2025 the Company had $121.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $3.2 million of additional funds available for borrowing. On occasion, the accounts receivable available to support the facility fails to meet the amount required to reach the maximum borrowing capacity of $150.0 million. In the event of any shortfall, the Company manages liquidity through a combination of the available cash and cash equivalents, available Accounts Receivable Securitization Facility, and the OpCo Super-Priority Revolver as needed.

As of December 31, 2024, this facility had a borrowing capacity of $150.0 million, and $75.0 million outstanding under the facility. As of December 31, 2024 the Company had $125.0 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $50.0 million of additional funds available for borrowing.

(7)	The current portion of long-term debt as of December 31, 2025 was primarily related to the $118.0 million outstanding under the AR Securitization Facility, $75.0 million outstanding under the OpCo Super-Priority Revolver, as well as $19.9 million mostly related to the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

The current portion of long-term debt as of December 31, 2024 was primarily related to $115.0 million aggregate principal amount of the 5.375% senior notes due in September 2025, the $75.0 million outstanding under the AR Securitization Facility as well as $20.9 million mostly related to the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

(8)	As of December 31, 2024, under the 2026 Revolving Facility, the Company had a capacity of $375.0 million and $20.8 million outstanding letters of credit. As of December 31, 2024, the Company had funds available for borrowing of $91.7 million, which reflects the borrowing limit imposed by the springing covenant. The revolving commitments under the 2026 Revolving Facility were terminated upon the Company’s entry into the OpCo Super-Priority Revolver in January 2025.

Total interest expense, net recognized during the years ended December 31, 2025, 2024, and 2023, was $273.8 million, $267.5 million, and $188.4 million, respectively, of which $11.1 million, $16.1 million, and $11.0 million, respectively, represented amortization of deferred financing fees and debt premiums and discounts. Total accrued interest on outstanding debt as of December 31, 2025 and 2024 was $47.3 million and $36.7 million, respectively. Accrued interest is recorded within “Accrued expenses and other current liabilities” on the consolidated balance sheets.

Payment-in-kind Elections

Under the terms of the 2028 Refinance Credit Agreement, through September 8, 2025, the Company could, at its discretion, make a payment in kind election (“PIK Interest Election”) to convert a portion of the quarterly interest margin payable to principal, and the converted principal is subject to an additional 1.00% margin. Under the terms of the 2L Note Indenture, the Company will make a PIK Interest Election for 2.50% of the annual interest payable for each of its first six semi-annual interest payments starting on August 15, 2025 through February 15, 2028. The Company may elect to pay interest in cash at its discretion.

During the years ended December 31, 2025 and 2024, the Company executed the PIK Interest Election on the 2028 Refinance Term Loans, to defer payment of a portion of the quarterly interest margin payable in the amount of $39.6 million and $33.9 million, respectively, thereby capitalizing $48.1 million and $41.8 million, respectively, to principal payments due at maturity. The PIK Interest Election on the 2028 Refinance Term Loans expired in Q3 2025.

During the year-ended December 31, 2025, the Company executed the PIK Interest Election on the 2029 Refinance Senior Notes, to defer payment of a portion of the quarterly interest margin payable in the amount of $9.1 million by capitalizing the amount as principal payments due at maturity.

The Company has deferred $99.0 million and $41.8 million of interest payable that is capitalized as long-term debt and payable at maturity as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, the Company was in compliance with all debt covenant requirements under all debt agreements. The Company had Liquidity of $334.2 million, comprised of $139.4 million of cash and cash equivalents and approximately $194.8 million of funds available for borrowing under both the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, $191.6 million and $3.2 million, respectively.

We have been reviewing a number of potential alternatives regarding our outstanding indebtedness. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. We are currently in active discussions with holders of our indebtedness and have engaged outside advisors with respect to these alternatives.

Among these alternatives is a restructuring that would, on a consensual basis, seek to modify the terms of substantially all of our outstanding indebtedness, including through the use of an in-court or out-of-court process. We may offer to exchange the indebtedness under our 2028 Refinance Term Loans, 2028 Term Loan B, or 2029 Refinance Senior Notes for new debt and/or equity securities of our parent and/or subsidiary companies. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions. Because the terms of any such transactions will be subject to negotiations with the holders of our indebtedness, they may differ materially from those described above and are, to a large extent, outside of our control. There can be no assurance that we will be able to complete any such transactions, and, as no decision with respect to the terms of any such transactions has been made, we may decide not to pursue any such transactions. If we are unable or elect not to complete any such transactions, we may pursue a process to restructure our indebtedness through an in-court or out-of-court process.

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

On January 17, 2025, the Company amended the 2028 Refinance Credit Agreement to provide for an additional $115.0 million of term loans maturing in May 2028 (the “Second Tranche Refinance Term Loans”). The Second Tranche Refinance Term Loans bear interest at a rate per annum equal to the existing terms loans under the 2028 Refinance Credit Agreement (Term SOFR plus 8.50%, subject to a 3.00% SOFR floor) and require scheduled quarterly payments, commencing on July 1, 2025, in amounts equal to 0.25% of the original principal amount of the Second Tranche Refinance Term Loans, with the balance to be paid at maturity. Proceeds from the Second Tranche Refinance Term Loans were used to redeem the remaining aggregate principal amount of the Company’s outstanding 5.375% senior notes due 2025, $115.0 million, upon which redemption the related senior note indenture was satisfied and discharged.

This refinancing transaction was accounted as a debt modification under ASC 470-50 and as a result, the Company wrote off the unamortized deferred financing fees, $0.2 million, related to the 2025 Senior Notes. In connection with the issuance of the Second Tranche Refinance Term Loans, the Company expensed third-party costs incurred during the transaction of $5.4 million and capitalized $5.2 million of fees paid to lenders upon completion of the transaction within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet will be amortized over the remaining term of the 2028 Refinance Term Loans using the straight-line method.

The obligations under the 2028 Refinance Term Loans are secured by equity pledges of 100% of the equity interests and substantially all assets of certain subsidiaries of the Company that do not guarantee the obligations under the Credit Agreement.

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

2029 Refinance Senior Notes

On December 16, 2024, Trinseo Luxco Finance SPV S.à r.l., a wholly-owned subsidiary of the Company, and Trinseo NA Finance SPV LLC, an indirect, wholly-owned subsidiary of the Company (together the “New Issuers”), commenced a private offer to exchange (the “Exchange Offer”) the Company’s 2029 Senior Notes for the 2029 Refinance Senior Notes issued by the New Issuers. Upon completion of the Exchange Offer, the New Issuers executed an indenture (the “2L Note Indenture”) pursuant to which they issued $379.5 million aggregate principal amount of 2029 Refinance Senior Notes in exchange for the non-cash redemption of $446.5 million of the 2029 Senior Notes. This exchange was a 144A private transaction exempt from the registration requirements of the Securities Act of 1933. The 2029 Refinance Senior Notes bear interest at a rate of 7.625%, of which: (i) from the Settlement Date until and through the sixth semiannual interest payment date following the Settlement Date, 5.125% will be payable in cash and 2.50% will be payable in-kind either by increasing the principal amount of the outstanding 2029 Refinance Senior Notes, or, at the Company’s option, in cash; and (ii) thereafter, the entire 7.625% per annum will be payable in cash. Interest on the 2029 Refinance Senior Notes will be paid semiannually on February 15 and August 15 of each year, commencing on August 15, 2025. The 2029 Refinance Senior Notes mature on May 3, 2029.

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

At any time and from time to time after January 17, 2026, the Issuers may redeem the 2029 Refinance Senior Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest, if any, on the notes redeemed to, but not including, the redemption date:

12-month period commencing January 17 in Year	Percentage
2026	103.813%
2027 and thereafter	100.000%

Senior Credit Facility

2028 Term Loans and 2026 Revolving Facility

On May 3, 2021, the Issuers entered into (i) an amendment to the existing credit agreement dated as of September 6, 2017 in which the Issuers borrowed a new tranche of term loans in an aggregate amount of $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”), used to finance a portion of the purchase price of the PMMA Acquisition, and (ii) an amendment to the existing credit agreement, pursuant to which the existing revolving credit facility was refinanced with a new revolving credit facility in an aggregate amount of $375.0 million, with a $25.0 million swingline subfacility and a $35.0 million letter of credit subfacility, maturing in May 2026 (the “2026 Revolving Facility”). Amounts under the 2026 Revolving Facility are available in U.S. dollars and euros. The terms under the 2026 Revolving Facility are substantially unchanged from the 2022 Revolving Facility. Upon entry into the OpCo Super-Priority Revolver, the Company’s revolving commitments under the existing credit agreement dated September 6, 2017 were terminated.

The 2028 Term Loan B bears an interest rate of SOFR plus 2.50%, subject to a 0.00% SOFR floor, and was issued at a 0.5% original issue discount. Further, the 2028 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2028 Term Loan B, with the balance to be paid at maturity. The 2026 Revolving Facility contained a financial covenant that requires compliance with a springing first lien net leverage ratio test.

As of December 31, 2025, $7.5 million of the scheduled future payments related to the 2028 Term Loan B were classified as current debt on the Company’s consolidated balance sheets. As of December 31, 2025, the Company was in compliance with all debt covenant requirements under the Senior Credit Facility. Fees incurred in connection with the issuance of the 2028 Term Loan B were $18.7 million, which were capitalized and recorded within “Long-term debt, net of unamortized deferred financing fees” on the consolidated balance sheet and are being amortized over the seven-year term of the 2028 Term Loan B using the effective interest method.

On February 16, 2026, in connection with ongoing discussions with its financial stakeholders, the Company entered into an amendment to the 2028 Senior Credit Facility, which extends, until March 19, 2026, the grace period for any payment of interest under the 2028 Senior Credit Facility that is due on or after February 1, 2026 and prior to March 1, 2026. This extended grace period aligns with the grace period for payment of interest provided under the 2L Note Indenture.

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

If the outstanding balance under the OpCo Super-Priority Revolver exceeds 30% of the $300.0 million borrowing capacity (excluding undrawn letters of credit up to $10.0 million and cash collateralized letters of credit) at a quarter end, then the Borrowers’ super-priority lien net leverage ratio may not exceed 1.50 to 1.00. As of December 31, 2025, the outstanding borrowings, inclusive of certain letters of credit, did exceed the 30% threshold, however the superpriority lien net leverage ratio was well below the 1.50x threshold.

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

On July 18, 2024, the Company entered into a new revolving credit facility (the “Accounts Receivable Securitization Facility”) for the securitization of trade receivables originated by the Sellers. The Accounts Receivable Securitization Facility is funded by a special purpose finance entity, which purchases the trade receivables from the Sellers. Collection amounts related to the trade receivables were pledged to the special purpose entity, which held a first priority perfected security interest in such accounts and, as a result, was not available to the creditors of the Company or its subsidiaries. The obligations of the Trinseo subsidiaries are also guaranteed by the Company’s subsidiary Trinseo Holding S.à r.l. The Accounts Receivable Securitization Facility also has a maximum borrowing limit of $150.0 million, subject to qualified outstanding trade receivables, and matures in January 2028, with an optional one-year extension. Borrowings under the Accounts Receivable Securitization Facility bear interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the Accounts Receivable Securitization Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding. The Accounts Receivable Securitization Facility contains standard representations, warranties and covenants, as well as standard events of default, including those relating to cross-default to the Company’s other material indebtedness. The Company may terminate the Accounts Receivable Securitization Facility at any time, subject to a 1.00% call premium prior to January 2027.

On February 24, 2026, in connection with ongoing discussions with its financial stakeholders, the Company entered into an amendment to the Accounts Receivables Securitization Facility which waives the requirement for certain compliance certificate deliverables.

Fees incurred in connection with the issuance of the Accounts Receivable Securitization Facility were $5.3 million and are capitalized and recorded within “Deferred charges and other assets” on the consolidated balance sheet will be amortized over the remaining term of the facility using the straight-line method.

2029 Senior Notes

On March 24, 2021, Trinseo Materials Operating S.C.A. and Trinseo Materials Finance, Inc. (together, the “Issuers”), each an indirect, wholly-owned subsidiary of the Company, executed an indenture (the “2021 Indenture”) pursuant to which they issued $450.0 million aggregate principal amount of 5.125% senior notes due 2029 (the “2029 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. On March 20, 2025, the Issuers redeemed the remaining 2029 Senior Notes, including principal, redemption premium, and interest thereon, for $0.5 million, upon which redemption the related indenture was satisfied and discharged. As a result, the Company wrote off the remaining immaterial unamortized deferred financing fees and redemption premium.

2025 Senior Notes

On August 29, 2017, the Issuers executed an indenture (the “2017 Indenture”) pursuant to which they issued $500.0 million aggregate principal amount of 5.375% senior notes due 2025 (the “2025 Senior Notes”) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2025 Senior Notes was payable semi-annually on May 3 and November 3 of each year, commencing on May 3, 2018. On January 17, 2025, the Issuers redeemed redeem the remaining aggregate principal amount of the 2025 Senior Notes, including principal, redemption premium, and interest thereon, upon which redemption the related indenture was satisfied and discharged.

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

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. As of December 31, 2025, to facilitate our foreign exchange forward contracts, the Company had a one month time deposit of 1.5 million Euros bearing interest at 1.87%. This time deposit matured on January 30, 2026 and is recorded within “Cash and cash equivalents” in the consolidated balance sheets. As of December 31, 2024, to facilitate our foreign exchange forward contracts, the Company had a one month time deposit of 9.5 million Euros bearing interest at 2.78%. This time deposit matured on January 31, 2025 and is recorded within “Cash and cash equivalents” in the consolidated balance sheets.

The Company had open foreign exchange forward contracts with a notional U.S. dollar equivalent absolute value of $118.9 million and $250.3 million as of December 31, 2025 and December 31, 2024, respectively. The following table displays the notional amounts of the most significant net foreign exchange hedge positions outstanding as of December 31, 2025

Buy / (Sell)	December 31, 2025
Euro	$(115.2)
Swedish Krona	$(3.7)

Open foreign exchange forward contracts as of December 31, 2025 and December 31, 2024 have maturities occurring over a period of two months.

Commodity Cash Flow Hedges & Commodity Economic Hedges

The Company purchases certain commodities, primarily natural gas, to operate facilities and generate heat and steam for various manufacturing processes, which purchases are subject to price volatility. In order to manage the risk of price fluctuations associated with these commodity purchases, as deemed appropriate, the Company may enter into commodity swaps, forward contracts, or options. As of December 31, 2025, the Company had no open commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. Certain of these commodity derivatives are designated as cash flow hedges, and as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company had no open commodity cash flow hedges as of December 31, 2025 and 2024. The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. The Company had no open commodity economic hedges as of December 31, 2025. Open commodity economic hedges as of December 31, 2024 had maturities occurring over a period of 3 months and had a notional value of approximately 91 thousand megawatt hours of natural gas purchases.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Year Ended
	December 31,
	2025		2024		2023
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income (expense) line items presented in the statements of operations, which include the effects of derivative instruments	$(2,809.0)	$25.2	$(3,247.6)	$(3.9)	$(3,533.1)	$17.2

Effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$(2.4)	$—	$(9.7)	$—	$(32.7)	$—

Effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of loss recognized in income	$—	$(27.3)	$—	$17.8	$—	$(7.6)
Commodity economic hedges
Amount of loss recognized in income	$(1.3)	$—	$(2.8)	$—	$(23.9)	$—

The following table presents the effect of cash flow and net investment hedge accounting on AOCI for the years ended December 31, 2025, 2024, and 2023:

	Gain (Loss) Recognized in AOCI on Balance Sheets
	Year Ended
	December 31,
	2025	2024	2023
Designated as Cash Flow Hedges
Commodity cash flow hedges	$0.6	$9.4	$5.6
Total	$0.6	$9.4	$5.6

	Gain (Loss) Recognized in Other expense (income), net in Statement of Operations
	Year Ended
	December 31,
	2025	2024	2023
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$(27.3)	$17.8	$(7.6)
Remeasurement of foreign currency-denominated assets and liabilities	27.6	(19.5)	16.7
Total	$0.3	$(1.7)	$9.1

The Company expects to reclassify in the next twelve months an approximate $0.1 million net loss from AOCI into earnings related to the Company’s outstanding commodity cash flow hedges as of December 31, 2025, based on current commodity price indices.

The following tables summarize the net unrealized gains and losses and balance sheet classification of outstanding derivatives recorded in the consolidated balance sheets:

	December 31, 2025
	Foreign
	Exchange	Commodity
Balance Sheet	Forward	Cash Flow
Classification	Contracts	Hedges	Total
Liability Derivatives:
Accounts payable	$(1.6)	$(0.1)	$(1.7)
Net derivative liability position	$(1.6)	$(0.1)	$(1.7)
Total net derivative position	$(1.6)	$(0.1)	$(1.7)

	December 31, 2024
	Foreign
	Exchange	Commodity	Commodity
Balance Sheet	Forward	Economic	Cash Flow
Classification	Contracts	Hedges	Hedges	Total
Asset Derivatives:
Accounts receivable, net of allowance	$7.3	$—	$—	$7.3
Gross derivative asset position	7.3	—	—	7.3
Less: Counterparty netting	(2.7)	—	—	(2.7)
Net derivative asset position	$4.6	$—	$—	$4.6
Liability Derivatives:
Accounts payable	$(2.7)	$(1.0)	$(0.5)	$(4.2)
Gross derivative liability position	(2.7)	(1.0)	(0.5)	(4.2)
Less: Counterparty netting	2.7	—	—	2.7
Net derivative liability position	$—	$(1.0)	$(0.5)	$(1.5)
Total net derivative position	$4.6	$(1.0)	$(0.5)	$3.1

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

The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets at December 31, 2025 and 2024:

	December 31, 2025
Assets (Liabilities) at Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total
Foreign exchange forward contracts—(Liabilities)	$—	$(1.6)	$—	$(1.6)
Commodity cash flow hedges—(Liabilities)	—	(0.1)	—	(0.1)
Total fair value	$—	$(1.7)	$—	$(1.7)

	December 31, 2024
Assets (Liabilities) at Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total
Foreign exchange forward contracts—Assets	$—	$4.6	$—	$4.6
Commodity economic hedges—(Liabilities)	—	(1.0)	—	(1.0)
Commodity cash flow hedges—(Liabilities)	—	(0.5)	—	(0.5)
Total fair value	$—	$3.1	$—	$3.1
(1)	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

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

Nonrecurring Fair Value Measurements

In connection with the Company’s strategy to focus efforts and increase investments in certain product offerings serving applications that are less cyclical and offer significantly higher growth and margin potential, and other management considerations, in March of 2020, the Company initiated a consultation process with the Economic Council and Works Councils of Trinseo Deutschland regarding the potential disposition of its styrene monomer assets in Boehlen, Germany. In late 2020, the Company completed its evaluation of the assets and decided to continue operating them, however the assessment of the long-lived asset group for impairment indicated that the carrying value was not recoverable when compared to the expected undiscounted future cash flows generated from the assets. The fair value of the depreciable assets was determined through an analysis of the underlying fixed asset records in conjunction with the use of industry experience and available market data. In the fourth quarter of 2022, the Company committed to close this plant in connection with the asset restructuring plan. During the twelve months ended December 31, 2025, the plant was fully decommissioned and demolished, and all assets were written off through restructuring charges. Refer to Note 6 for further information.

As a result of the fair value measurements performed, the Company recorded an impairment loss on the Boehlen styrene monomer assets of $0.5 million for the year ended December 31, 2023. The impairment loss reflects the initial impairment loss taken in March of 2020, as well as subsequent impairment losses related to capital expenditures at the Boehlen styrene monomer facility that were determined to be impaired. The loss was recorded within “Impairment and other charges” on the consolidated statements of operations. As of December 31, 2024, the value of the Boehlen styrene monomer assets recorded within the Company’s consolidated balance sheet was $3.1 million.

The Company recorded non-cash goodwill impairment losses of $349.0 million for the year ended December 31, 2023, related to the PMMA business and Aristech Surfaces reporting units. Refer to Note 14 for further information. There were no other financial assets and no financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of December 31, 2025 and 2024:

	December 31,
Liabilities at Fair Value(1)	2025	2024
2028 Refinance Term Loans	$1,115.9	$1,129.7
2028 Term Loan B	71.5	446.7
2029 Refinance Senior Notes	36.2	—
2029 Senior Notes	—	279.6
2025 Senior Notes	—	114.8
Total fair value	$1,223.6	$1,970.8
(1)	Total carrying value of the Company's outstanding debt was $2,591.4 million and $2,448.4 million as of December 31, 2025 and 2024, respectively. See details in Note 16 for further detail.

The fair value of the Company’s debt facilities, each a Level 2 security, is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value presented reflects the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of December 31, 2025 and 2024.

NOTE 19—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination, including Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of December 31, 2025 and 2024, the Company had $2.0 million and $1.3 million (adjusted for foreign currency rates), respectively, of accrued obligations for environmental remediation or restoration costs, which were recorded at fair value within the opening balance sheets of the PMMA business and Aristech Surfaces during 2021.

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

Purchase Commitments

In the normal course of business, the Company has certain raw material purchase contracts under which it is required to purchase certain minimum volumes at current market prices. These commitments have remaining terms ranging from one to five years. The following table presents the fixed and determinable portion (based on current pricing indexes) of the minimum obligation under the Company’s purchase commitments with remaining contract terms in excess of one year as of December 31, 2025:

Annual Commitment
2026	2027	2028	2029	2030	Thereafter	Total
$219.7	$155.3	$111.7	$86.8	$86.6	$33.9	$694.0

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

In connection with the asset restructuring plans, as described within Note 6, the Company concluded the Boehlen, Germany site, the Stade, Germany site, the Schkopau, Germany site and the Porto Marghera, Italy site no longer had indeterminate lives. Accordingly, during the years ended December 31, 2022, 2024, and 2025, respectively, the Company recorded the fair value of an asset retirement obligation and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life. The asset retirement cost related to the Boehlen, Germany site was fully depreciated during the year ended December 31, 2024.

Change in asset retirement obligation
Balance at December 31, 2024	$33.6
Obligations incurred and adjustments to estimated obligations	22.3
Settlements	(23.4)
Accretion expense	2.7
Currency translation adjustment	2.6
Balance at December 31, 2025	$37.8

Accretion expense is included within “Selling, general and administrative expenses” in the consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the consolidated balance sheets. As of December 31, 2025 and 2024, the current portion was $17.1 million and $15.5 million, and the long-term portion was $20.7 million and $18.1 million, respectively.

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

As discussed in Note 4, Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim and filed a statement of defense to Trinseo’s counterclaim. On February 10, 2025, Trinseo filed a statement of rejoinder in defense of Synthos’ claims and a reply to Synthos’ defense of Trinseo’s counterclaim. On March 21, 2025, Synthos filed a further statement of defense against Trinseo’s counterclaim. During the week of May 19, 2025, an arbitration hearing was held before an arbitration tribunal convened by the German Arbitration Institute, following which the tribunal set a schedule for submission of post-hearing briefings ending during the fourth quarter 2025. The parties submitted respective final substantive briefs to the arbitration tribunal over July, August and September 2025. Additional briefs related to potential reimbursement of legal fees and other costs incurred were submitted in fourth quarter 2025. A decision from the arbitration tribunal is expected in 2026.

The Company continues to believe it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 20 – LEASES

The Company's right of use (“ROU”) assets and lease liabilities are classified on its consolidated balance sheets as follows:

	December 31,
	2025	2024	Location on Balance Sheet
Operating lease ROU assets, net	$56.2	$63.9	Right-of-use assets - operating, net
Finance lease ROU assets, net	3.6	4.7	Property, plant, and equipment, net of accumulated depreciation
Operating lease liabilities - current portion	11.6	12.9	Current lease liabilities - operating
Operating lease liabilities - noncurrent portion	47.9	53.3	Noncurrent lease liabilities - operating
Finance lease liabilities - current portion	1.7	1.6	Short-term borrowings and current portion of long-term debt
Finance lease liabilities - noncurrent portion	2.5	3.5	Long-term debt, net of unamortized deferred financing fees

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

	Year Ended
	December 31,
	2025	2024	2023
Finance lease cost:
Amortization of lease ROU assets	$1.7	$1.5	$1.6
Interest on lease liabilities	0.3	0.3	0.4

Operating lease cost:	18.2	19.4	19.1
Variable lease cost	1.9	1.7	0.4
Total lease cost	$22.1	$22.9	$21.5

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Year Ended
	December 31,
	2025	2024	2023
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$16.6	$19.1	$19.5
Operating cash flows from finance leases	0.3	0.3	0.4
Financing cash flows from finance leases	1.7	1.5	1.4

Non-cash lease liability activity:
ROU assets obtained in exchange for new operating lease liabilities	$10.1	$14.5	$5.1
ROU assets obtained in exchange for new finance lease liabilities	0.3	0.6	0.2

As of December 31, 2025, the maturities of the Company's operating and finance lease liabilities were as follows:

	Maturity of lease liabilities by year
	2026	2027	2028	2029	2030	Thereafter	Total Lease Payments	Less Imputed Interest	Lease Liability
Operating leases	$14.9	$12.8	$10.6	$8.5	$7.2	$23.9	$77.9	$(18.4)	$59.5
Finance leases	1.9	2.0	0.3	0.2	0.2	0.6	5.2	(1.0)	4.2
Total	$16.8	$14.8	$10.9	$8.7	$7.4	$24.5	$83.1	$(19.4)	$63.7

The following table summarizes the weighted average remaining lease terms and the weighted average discount rates as of December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
Operating leases:
Weighted average remaining lease term (in years)	6.6	6.9	7.1
Weighted average discount rate	9.0%	8.1%	3.9%

Finance leases:
Weighted average remaining lease term (in years)	2.9	1.8	3.9
Weighted average discount rate	9.5%	8.3%	6.4%

As of December 31, 2025, the Company does not have any additional operating leases that have not yet commenced.

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

Assumptions

The weighted average assumptions used to determine pension plan obligations and net periodic benefit costs are provided below:

	Non-U.S. Plans			U.S. Plan

	Pension Plan Obligations
	December 31,
	2025	2024	2023	2025	2023	2022
Discount rate for projected benefit obligation	3.79%	3.09%	3.16%	5.46%	5.70%	5.19%
Rate of increase in future compensation levels	2.97%	2.93%	2.97%	3.00%	3.00%	3.00%

	Non-U.S. Plans			U.S. Plan

	Net Periodic Benefit Costs
	December 31,
	2025	2024	2023	2025	2024	2023
Discount rate for projected benefit obligation	3.09%	3.16%	3.51%	5.70%	5.19%	5.53%
Discount rate for service cost	2.54%	2.57%	3.24%	5.74%	5.20%	5.55%
Discount rate for interest cost	2.98%	3.19%	3.54%	5.42%	5.10%	5.41%
Rate of increase in future compensation levels	2.97%	2.93%	3.01%	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	2.63%	3.17%	3.20%	6.90%	6.90%	6.50%

The weighted average assumptions used to determine OPEB obligations and net periodic benefit costs are provided below:

	Obligations			Net Periodic Benefit Costs
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Discount rate for accumulated postretirement benefit obligation	4.70%	5.15%	6.41%	5.15%	6.41%	6.01%
Discount rate for service cost	N/A	N/A	N/A	5.40%	6.40%	6.01%
Discount rate for interest cost	N/A	N/A	N/A	4.96%	6.25%	5.82%
Initial health care cost trend rate	6.50%	6.50%	6.00%	6.50%	6.50%	6.25%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year ultimate trend rate to be reached	2032	2032	2028	2032	2032	2028

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

The net amounts recognized in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	Non-U.S. Plans		U.S. Plan		OPEB Plans
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Net amounts recognized in the balance sheets as of December 31
Current liabilities	$(9.1)	$(6.5)	$—	$—	$(0.2)	$(0.2)
Noncurrent liabilities	(173.6)	(171.3)	(2.7)	(3.5)	(1.3)	(1.8)
Net amounts recognized in the balance sheet	$(182.7)	$(177.8)	$(2.7)	$(3.5)	$(1.5)	$(2.0)
Accumulated benefit obligation at the end of the period	$267.7	$259.6	$12.8	$13.5	$1.5	$2.0
Pretax amounts recognized in AOCI as of December 31
Net prior service credit	$(0.7)	$(1.2)	$—	$—	$(1.6)	$(2.2)
Net loss (gain)	(37.0)	(19.8)	(1.4)	(1.4)	(3.6)	(3.9)
Total at end of period	$(37.7)	$(21.0)	$(1.4)	$(1.4)	$(5.2)	$(6.1)

The net periodic benefit costs for the pension and other postretirement benefit plans for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Non-U.S. Plans			U.S. Plan			OPEB Plans
	December 31,			December 31,			December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net periodic benefit cost(1)
Service cost	$7.0	$8.0	$8.2	$0.5	$0.5	$0.5	$—	$—	$—
Interest cost	8.5	8.7	9.1	0.7	0.9	0.9	0.1	0.2	0.3
Expected return on plan assets	(2.6)	(2.9)	(3.0)	(0.8)	(0.8)	(0.6)	—	—	—
Amortization of prior service credit	(0.2)	(0.3)	(0.3)	—	—	—	(0.6)	—	—
Amortization of net (gain) loss	(2.0)	(1.2)	(3.0)	—	—	—	(0.8)	(0.6)	(0.8)
Settlement and curtailment (gain) loss	(3.2)	(0.9)	0.3	(0.2)	(0.2)	—	—	—	—
Net periodic benefit cost	$7.5	$11.4	$11.3	$0.2	$0.4	$0.8	$(1.3)	$(0.4)	$(0.5)
Amounts recognized in other comprehensive income (loss) ("OCI")
Net (gain) loss	$(22.0)	$(6.4)	$12.7	$(0.1)	$(0.3)	$(0.4)	$(0.5)	$(0.1)	$(0.1)
Amortization of prior service credit	0.2	0.3	0.3	—	—	—	0.6	—	—
Amortization of net gain (loss)	2.0	1.2	3.0	—	—	—	0.8	0.6	0.8
Settlement and curtailment gain (loss)	3.2	0.9	(0.3)	0.2	0.2	—	—	—	—
Prior service credit	(0.1)	(0.1)	(0.5)	—	—	—	—	(2.2)	—
Total recognized in OCI	(16.7)	(4.1)	15.2	0.1	(0.1)	(0.4)	0.9	(1.7)	0.7
Net periodic benefit cost	7.5	11.4	11.3	0.2	0.4	0.8	(1.3)	(0.4)	(0.5)
Total recognized in net periodic benefit cost and OCI	$(9.2)	$7.3	$26.5	$0.3	$0.3	$0.4	$(0.4)	$(2.1)	$0.2
(1)	Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the consolidated statements of operations.

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets as of December 31, 2025 and 2024:

	Non-U.S. Plans		U.S. Plan
Projected Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2025	2024	2025	2024
Projected benefit obligations	$214.4	$209.5	$14.1	$15.0
Fair value of plan assets	$31.6	$31.7	$11.3	$11.4

	Non-U.S. Plans		U.S. Plan
Accumulated Benefit Obligation	December 31,		December 31,
Exceeds the Fair Value of Plan Assets	2025	2024	2025	2024
Accumulated benefit obligations	$197.4	$191.7	$12.8	$13.5
Fair value of plan assets	$25.6	$26.8	$11.3	$11.4

The changes in the pension benefit obligations, the fair value of plan assets, and the funded status of all significant plans for the years ended December 31, 2025 and 2024 were as follows:

	Non-U.S. Plans		U.S. Plan		OPEB Plans
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Change in projected benefit obligations
Benefit obligation at beginning of period	$273.1	$282.4	$14.9	$16.8	$2.0	$4.2
Service cost	7.0	8.0	0.5	0.5	—	—
Interest cost	8.5	8.7	0.7	0.9	0.1	0.2
Plan participants’ contributions	1.0	1.3	—	—	—	—
Actuarial changes in assumptions and experience (1)	(26.3)	1.1	0.6	(0.9)	(0.5)	(0.1)
Benefits paid from fund	(1.9)	(2.0)	(0.2)	(0.2)	—	—
Benefit payments by employer	(5.0)	(4.1)	—	—	(0.1)	(0.1)
Plan amendments	(0.1)	(0.1)	—	—	—	(2.2)
Curtailments	(2.5)	(0.8)	—	—	—	—
Settlements	(7.7)	(3.7)	(2.2)	(1.9)	—	—
Currency impact	33.5	(17.7)	(0.3)	(0.3)	—	—
Benefit obligation at end of period	$279.6	$273.1	$14.0	$14.9	$1.5	$2.0
Change in plan assets
Fair value of plan assets at beginning of period	$95.3	$94.1	$11.4	$12.4	$—	$—
Actual return on plan assets	(4.2)	9.8	1.5	0.3	—	—
Settlements	(7.7)	(3.9)	(2.2)	(1.9)	—	—
Employer contributions	7.2	6.5	1.1	1.1	0.1	0.1
Plan participants’ contributions	1.0	1.3	—	—	—	—
Benefits paid	(6.9)	(6.1)	(0.2)	(0.2)	(0.1)	(0.1)
Currency impact	12.2	(6.4)	(0.3)	(0.3)	—	—
Fair value of plan assets at end of period	96.9	95.3	11.3	11.4	—	—
Funded status at end of period	$(182.7)	$(177.8)	$(2.7)	$(3.5)	$(1.5)	$(2.0)
(1)	The actuarial gain (losses) incurred during the years ended December 31, 2025 and 2024 was primarily due to changes in discount rates during the years.

The estimated future benefit payments, reflecting expected future service, as appropriate, are presented in the following table:

						2031
						through
	2026	2027	2028	2029	2030	2035	Total
Non-U.S. plans	$13.4	$10.7	$11.8	$14.5	$15.0	$77.0	$142.4
U.S. plan	0.8	0.9	1.0	0.9	1.0	5.4	10.0
OPEB plans	0.2	0.2	0.2	0.2	0.2	0.7	1.7
Total	$14.4	$11.8	$13.0	$15.6	$16.2	$83.1	$154.1

The Company estimates it will make cash contributions, including benefit payments for unfunded plans, of $11.6 million in 2026 to the defined benefit pension plans.

Plan Assets

Plan assets totaled $108.2 million as of December 31, 2025 and $106.7 million as of December 31, 2024, consisting primarily of investments in insurance contracts, as well as equity and debt securities.

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

The following plan assets are measured at fair value on a recurring basis:

	December 31, 2025				December 31, 2024
Basis of Fair Value Measurements	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
U.S. plan:
Cash	$—	$—	$—	$—	$—	$—	$—	$—
Investments measured at net asset value(4):
Equities	6.9	—	—	—	6.9	—	—	—
Debt	4.4	—	—	—	4.5	—	—	—
Total U.S. plan assets	$11.3	$—	$—	$—	$11.4	$—	$—	$—
Non-US plans:
Insurance contracts	$96.9	$—	$—	$96.9	$95.3	$—	$—	$95.3
Total non-U.S. plan assets	$96.9	$—	$—	$96.9	$95.3	$—	$—	$95.3
(1)	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
(2)	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
(3)	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
(4)	The Company elected to present certain pension plan assets valued at net asset value per share as a practical expedient outside of the fair value hierarchy.

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3):

	Insurance Contracts
	Year ended
Fair Value Measurements of Plan Assets Using	December 31,
Significant Unobservable Inputs (Level 3)	2025	2024
Balance at beginning of period	$95.3	$94.1
Actual return on assets	(4.2)	9.8
Settlements	(7.7)	(3.9)
Employer contributions	7.2	6.5
Plan participant contributions	1.0	1.3
Benefits paid	(6.9)	(6.1)
Currency impact	12.2	(6.4)
Balance at end of period	$96.9	$95.3

The asset allocation for the Company’s pension plans as of December 31, 2025 and 2024, and the target allocation for 2026, by asset category, are as follows:

	Target
	Allocation	Allocation at December 31,
Asset category	2026	2025	2024
U.S. plan:
Equities	60.0%	61.1%	60.5%
Debt	40.0%	38.9%	39.5%
Other	—%	—%	—%
Total U.S. plan	100.0%	100.0%	100.0%
Non-U.S. plans:
Insurance contracts	100.0%	100.0%	100.0%
Total non-U.S. plans	100.0%	100.0%	100.0%

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

Defined Contribution Plans

The Company also offers defined contribution plans to eligible employees in the U.S. and in other countries, including Hong Kong, Korea, The Netherlands, Indonesia, Taiwan, and the United Kingdom. The defined contribution plans are comprised of a non-discretionary elective matching contribution component as well as a discretionary non-elective contribution component. Employees participate in the non-discretionary component by contributing a portion of their eligible compensation to the plan, which is partially matched by the Company. Non-elective contributions are made at the discretion of the Company and are based on a combination of eligible employee compensation and performance award targets. During the years ended December 31, 2025, 2024, and 2023, the Company contributed $11.3 million, $14.9 million, and $15.6 million, respectively, to the defined contribution plans.

NOTE 22—SHARE-BASED COMPENSATION

Summary of Share-based Compensation Expense

Share-based compensation expense, which is recorded within “Selling, general and administrative expenses” in the consolidated statements of operations, was as follows for the years ended December 31, 2025, 2024, and 2023. Share amounts in the tables below are in whole numbers, unless otherwise indicated.

	Year Ended			December 31, 2025
	December 31,			Unrecognized	Weighted
	2025	2024	2023	Compensation Cost	Average Years
2014 Omnibus Plan Awards
RSUs	$5.1	$6.6	$11.7	$1.3	0.8
Option Awards	0.2	1.5	4.9	—	0.1
PSUs	2.5	2.7	2.9	2.1	1.7
Restricted Cash Units ("RCUs")	2.1	3.6	—	1.6	1.4
Total share-based compensation expense	$9.9	$14.4	$19.5

2014 Omnibus Plan

In connection with the IPO, the Company’s board of directors approved the 2014 Omnibus Plan, adopted on May 28, 2014 and amended on June 19, 2019, June 9, 2020, October 8, 2021, June 14, 2022, June 14, 2023, and June 25, 2025 under which 10.0 million ordinary shares is the maximum number that may be delivered upon satisfaction of awards granted. Following the IPO, all equity-based awards granted by the Company have been granted under the 2014 Omnibus Plan, which provides for awards of share options, share appreciation rights, restricted shares, unrestricted shares, share units, performance awards, cash awards and other awards convertible into or otherwise based on ordinary shares of the Company. Since the IPO, the board of directors of the Company has approved equity award grants for certain directors, executives, and employees, including RSUs, option awards, and PSUs. When these awards vest or exercise, shares are issued from shares authorized unless use of treasury shares is authorized by shareholders.

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

The following table summarizes the activity for RSUs during the year ended December 31, 2025:

		Weighted Average
		Grant Date
Restricted Share Units	Shares	Fair Value per Share
Unvested, December 31, 2024	1,554,198	$11.68
Granted	1,182,719	3.21
Vested	(815,673)	11.24
Forfeited	(8,911)	28.65
Unvested, December 31, 2025	1,912,333	$6.55

The following table summarizes the weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2025, 2024, and 2023 as well as the total fair value of awards vested during those periods:

	Restricted Share Units
	Weighted Average Grant Date	Total Fair Value
	Fair Value per Share	of Awards Vested
	of Grants during Period	during Period
Year Ended December 31, 2025	$3.21	$9.2
Year Ended December 31, 2024	$3.67	$10.4
Year Ended December 31, 2023	$21.23	$7.9

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

Compensation cost for option awards is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period utilizing graded vesting. The following table summarizes the activity for option awards during the year ended December 31, 2025:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
Option Awards	Shares	per share	Term (years)	Value
Outstanding as of December 31, 2024	1,594,667	$33.20
Granted	—	—
Exercised	—	—
Forfeited	(240,218)	58.46
Expired	(160,737)	43.10
Outstanding as of December 31, 2025	1,193,712	$26.79	5.3	$—
Exercisable as of December 31, 2025	847,906	$32.84	4.7	$—
Expected to vest as of December 31, 2025	345,806	$11.94	6.8	$—

The total intrinsic value of option awards was immaterial for the years ended December 31, 2025, 2024, and 2023. The fair value for option awards is computed using the Black-Scholes pricing model, whose inputs and assumptions are determined as of the date of grant. Determining the fair value of the option awards requires considerable judgment, including estimating the expected term of said awards and the expected volatility of the price of the Company’s ordinary shares.

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

No option awards were granted during the year ended December 31, 2025. The following are the weighted average assumptions used within the Black-Scholes pricing model for grants during the years ended December 31, 2024, and 2023:

	Year Ended
	December 31,
	2024	2023
Expected term (in years)	5.50	5.50
Expected volatility	64.12%	54.01%
Risk-free interest rate	4.28%	4.06%
Dividend yield	0.73%	2.00%

Utilizing the above assumptions, the weighted average grant date fair value per option award granted in the years ended December 31, 2024, and 2023 was $2.48, and $10.86, respectively.

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

For the awards granted in February 2025, if the total shareholder return exceeds 100%, the Company, in its sole discretion, may elect to pay the grantee in lieu of shares and in settlement of the PSUs exceeding 100%, an amount in cash equal to the closing price per share of our ordinary shares on the vesting date times the number of PSUs vesting above 100% on the vesting date. The February 2025 awards to be settled in shares are accounted for as equity settled shares, with a grant date fair value of $2.99. The February 2025 awards able to be settled in shares or cash are accounted for as liability settled awards, with a grant date fair value of $0.55.

The following table summarizes the activity for PSU awards during the year ended December 31, 2025, at target:

		Weighted Average
		Grant Date
Performance Share Units	Shares	Fair Value per Share
Unvested, December 31, 2024	816,413	$10.35
Granted	600,986	3.54
Vested	—	—
Cancelled (1)	(52,647)	57.47
Forfeited	(5,832)	2.86
Unvested, December 31, 2025	1,358,920	$5.55
(1)	During the year ended December 31, 2025, PSU award recipients earned 0% of the target PSU awards granted in 2022 based upon the Company’s total shareholder return relative to a pre-defined set of industry peer companies. As a result, 100% of the associated PSU awards were cancelled.

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

The following are the weighted average assumptions used within the Monte Carlo valuation model for grants during the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31,
	2025	2024	2023
Expected term (in years)	3.00	3.00	3.00
Expected volatility	85.00%	65.40%	62.60%
Risk-free interest rate	4.05%	4.40%	4.41%
Share price	$5.00	$4.37	$24.08

Utilizing the above assumptions, the total grant date fair value for PSU awards granted in the years ended December 31, 2025, 2024, and 2023 was $2.1 million, $1.6 million and $4.4 million, respectively.

Restricted Cash Units (RCUs)

For the year ended December 31, 2025, 1,518,653 restricted cash units ("RCUs") were awarded to certain employees and represent the right to receive a cash payment at the end of a vesting period, subject to the employee's continued employment. In general, RCUs vest in equal installments each year over 3 years. RCUs are cash-settled with the value of each vested RCU equal to the lower of the closing price per share of our ordinary shares on the vesting date or a specified per share price cap. Certain awards are subject to a specified price floor. We determined that RCUs are in-substance liabilities accounted for as liability instruments in accordance with ASC 718, Compensation-Stock Compensation, due to this cash settlement feature. RCUs are remeasured based on the closing price per share of our ordinary shares at the end of each reporting period.

The following table summarizes the activity for RCU’s during the year ended December 31, 2025:

		Weighted Average
		Grant Date
Restricted Cash Units	Shares	Fair Value per Share
Unvested, December 31, 2024	920,778	$4.38
Granted	1,518,653	5.00
Vested	(320,731)	4.38
Forfeited	(148,387)	4.81
Unvested, December 31, 2025	1,970,313	$4.83

The liability associated with the RCUs is included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table summarizes the accrued liability activity for RCUs. during the years ended December 31, 2025 and 2024:

Change in Restricted Cash Units Accrual
Balance as of December 31, 2024	$3.6
Compensation expense (1)	2.1
Payments	(1.8)
Balance as of December 31, 2025	$3.9
(1)	Compensation expense includes compensation cost recognized over the requisite service period, as well as the adjustment of the liability to reflect the fair value as of the award as of December 31, 2025.

b

NOTE 23—SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer, who is the chief operating decision maker, manages the Company’s operations under four segments: Engineered Materials, Latex Binders, Polymer Solutions, and Americas Styrenics.

The Engineered Materials segment includes the Company’s compounds and blends products sold into higher growth and value applications, such as consumer electronics, medical, automotive, and other applications as well as soft thermoplastic elastomers (“TPEs”) products which are sold into markets such as footwear and automotive. Additionally, the Engineered Materials segment also includes PMMA and MMA products, which are sold into a variety of applications including automotive, building & construction, medical, consumer electronics, and wellness, among others.

The Latex Binders segment produces SB latex and other latex polymers and binders, primarily for coated paper and packaging board, carpet and artificial turf backings, as well as a number of performance latex binders applications, such as adhesive, building and construction and the technical textile paper market.

The Polymer Solutions segment contains the results of the acrylonitrile butadiene styrene (“ABS”), styrene-acrylonitrile (“SAN”) and polycarbonate (“PC”) businesses. The Polymer Solutions segment also includes the results of Heathland and the legacy Polystyrene segment, which includes a variety of general purpose polystyrenes (“GPPS”) and polystyrene that has been modified with polybutadiene rubber to increase its impact resistant properties (“HIPS”).

Lastly, the Americas Styrenics segment consists solely of the operations of the Company’s 50%-owned joint venture, Americas Styrenics, a producer of both styrene monomer and polystyrene in North America.

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is the metric used by the chief operating decision maker to measure segment operating performance and is defined below, for the years ended December 31, 2025, 2024, and 2023. Asset and intersegment sales information by reportable segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 5 for the Company’s net sales to external customers by segment and by geography for the years ended December 31, 2025, 2024, and 2023.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Year Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
December 31, 2025
Net sales	$1,084.1	$787.9	$1,102.9	$—	$2,974.9	$—	$2,974.9
Cost of sales	(1,026.1)	(719.3)	(1,063.6)	—	(2,809.0)	—	(2,809.0)
Selling, general and administrative expenses	(164.6)	(37.2)	(69.8)	—	(271.6)	(145.4)	(417.0)
Equity in earnings of unconsolidated affiliate	—	—	—	(3.1)	(3.1)	—	(3.1)
Other income and (expense)	0.2	(1.7)	26.1	—	24.6	0.6	25.2
Other segment items(2)	36.7	(0.3)	27.4	—	63.8	36.1	99.9
Depreciation and amortization expenses(3)	187.0	37.7	46.0	—	270.7	20.9	291.6
Adjusted EBITDA(1)	$117.3	$67.1	$69.0	$(3.1)	$250.3
Investment in unconsolidated affiliate	—	—	—	206.9	206.9	—	206.9
Capital expenditures	21.5	19.9	7.1	—	48.5	2.5	51.0
December 31, 2024
Net sales	$1,176.9	$954.3	$1,382.0	$—	$3,513.2	$—	$3,513.2
Cost of sales	(1,110.2)	(847.9)	(1,289.5)	—	(3,247.6)	—	(3,247.6)
Selling, general and administrative expenses	(69.0)	(39.5)	(94.9)	—	(203.4)	(123.6)	(327.0)
Equity in earnings of unconsolidated affiliate	—	—	—	15.4	15.4	—	15.4
Other income and (expense)	0.7	(2.0)	1.0	—	(0.3)	(3.6)	(3.9)
Other segment items(2)	(0.8)	1.4	30.0	—	30.6	12.8	43.4
Depreciation and amortization expenses(3)	104.9	29.1	57.2	—	191.2	19.0	210.2
Adjusted EBITDA(1)	$102.5	$95.4	$85.8	$15.4	$299.1
Investment in unconsolidated affiliate	—	—	—	222.6	222.6	—	222.6
Capital expenditures	37.2	17.3	6.5	—	61.0	2.3	63.3
December 31, 2023
Net sales	$1,156.9	$942.9	$1,575.6	$—	$3,675.4	$—	$3,675.4
Cost of sales	(1,156.9)	(849.9)	(1,526.3)	—	(3,533.1)	—	(3,533.1)
Selling, general and administrative expenses	(65.8)	(45.0)	(68.5)	—	(179.3)	(131.0)	(310.3)
Equity in earnings of unconsolidated affiliates	—	—	—	62.1	62.1	—	62.1
Other income and (expense)	4.0	(0.2)	5.1	—	8.9	8.3	17.2
Other segment items(2)	(14.7)	3.3	16.3	—	4.9	16.9	21.8
Depreciation and amortization expenses(3)	122.5	32.4	48.3	—	203.2	18.0	221.2
Adjusted EBITDA(1)	$46.0	$83.5	$50.5	$62.1	$242.1
Investment in unconsolidated affiliates	—	—	—	252.2	252.2	—	252.2
Capital expenditures	27.4	19.8	14.0	—	61.2	8.5	69.7
(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(3)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

The reconciliation of income before income taxes to segment Adjusted EBITDA is as follows:

	Year Ended
	December 31,
	2025	2024	2023
Loss before income taxes	$(503.0)	$(318.0)	$(632.9)
Interest expense, net	273.8	267.5	188.4
Depreciation and amortization (4)	291.6	210.2	221.2
Corporate Unallocated (5)	87.8	95.4	87.8
Adjusted EBITDA Addbacks (6)	100.1	44.0	377.6
Segment Adjusted EBITDA	$250.3	$299.1	$242.1
(4)	During the year ended December 31, 2025, the Company recognized $41.5 million for accelerated amortization of capitalized software assets related to our current enterprise resource planning (“ERP”) system now being transitioned to a cloud based system which was partially offset by a $10.3 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation recognized to realize efficiencies during decommissioning.
(5)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(6)	Adjusted EBITDA addbacks for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended
	December 31,
	2025	2024	2023
Loss on financing transactions (Note 16)	$26.5	$—	$—
Net gain on disposition of businesses and assets (a)	—	(7.1)	(25.6)
Restructuring and other charges (Note 6)	63.9	44.7	31.4
Acquisition transaction and integration net costs	—	—	(1.4)
Asset impairment charges or write-offs (Note 18) (b)	—	—	2.7
Goodwill impairment charges (Note 14)	—	—	349.0
Other items (c)	9.7	6.4	21.5
Total Adjusted EBITDA Addbacks	$100.1	$44.0	$377.6
(a)	In June 2024, the Company entered into an agreement to sell certain European emission certifications the Company no longer intends to utilize for cash consideration of approximately $3.5 million, which was entirely recorded as a pre-tax gain on sale within “Other expense (income), net” in the condensed consolidated statements of operations during the year ended December 31, 2024. In March 2024, the Company entered into two separate agreements to sell its land, buildings and equipment in Bronderslev, Denmark and Belen, New Mexico for gross cash consideration of approximately $4.7 million. The Company recorded pre-tax gain on sales of $3.6 million during the year ended December 31, 2024, which was recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

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

(b)	Asset impairment charges or write-offs for the year ended December 31, 2023 primarily relate to the impairment of the company’s styrene monomer assets in Boehlen, Germany.
(c)	Other items for the year ended December 31, 2025 primarily relate to fees incurred in conjunction with the Company’s legal defense costs associated with Synthos litigation, described in Note 19 and fees incurred in conjunction with certain of the Company’s strategic and financial initiatives.

Other items for the years ended December 31, 2024 and 2023 primarily relate to third party fees incurred in conjunction with certain of the Company’s strategic initiatives, including the ERP upgrade project.

Geographic Information

As of December 31, 2025, the Company operates 32 manufacturing plants and one recycling facility at 28 sites in 14 countries, inclusive of its joint venture. It also operates 11 R&D facilities globally, including technology and innovation development centers. Sales are attributed to geographic areas based on the location where sales originated; long-lived assets are attributed to geographic areas based on asset location. The Company is incorporated under the existing laws of Ireland, as discussed in Note 1, which therefore represents its country of domicile. The Company has no sales generated from this country. The Company had $1.1 million and $2.2 million of existing long-lived assets in Ireland as of December 31, 2025 and December 31, 2024, respectively.

	As of and for the Year Ended
	December 31,
	2025	2024	2023
United States
Sales to external customers	$902.5	$999.1	$931.0
Long-lived assets	164.9	179.4	183.0
Right-of-use assets - operating, net	17.9	22.1	14.8
Europe
Sales to external customers	$1,378.3	$1,681.2	$1,929.5
Long-lived assets	275.9	308.7	362.2
Right-of-use assets - operating, net	34.8	38.0	47.4
Asia-Pacific
Sales to external customers	$578.4	$711.7	$688.4
Long-lived assets	82.8	87.7	98.5
Right-of-use assets - operating, net	3.5	3.8	3.1
Rest of World
Sales to external customers	$115.7	$121.2	$126.5
Long-lived assets	—	—	—
Right-of-use assets - operating, net	—	—	—
Total
Sales to external customers(1)	$2,974.9	$3,513.2	$3,675.4
Long-lived assets(2)	523.6	575.8	643.7
Right-of-use assets - operating, net(3)	56.2	63.9	65.3
(1)	Sales to external customers in Germany represented approximately 9% of the total for the year ended December 31, 2025 and 10% of the total for the years ended December 31, 2024 and 2023, respectively. Sales to external customers in Hong Kong represented approximately 8%, 9%, and 8% of the total for the years ended December 31, 2025, 2024, and 2023, respectively. Sales to external customers in Italy represented approximately 8%, 8%, and 7% of the total for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)	Long-lived assets in Germany represented approximately 13%, 12%, and 13% of the total as of December 31, 2025, 2024, and 2023, respectively. Long-lived assets in The Netherlands represented approximately 11% of the total as of December 31, 2025 and 10% of the total as of December 31, 2024, and 2023, respectively. Long-lived assets in Italy represented approximately 19%, 22%, and 23% of the total as of December 31, 2025, 2024, and 2023, respectively. Long-lived assets consist of property, plant and equipment, net, and finance lease ROU assets, net.
(3)	Operating lease ROU assets in The Netherlands represented approximately 47%, 41% and 48% of the total as of December 31, 2025, 2024, and 2023, respectively. Operating lease ROU assets in Ireland represented approximately 5%, 9%, and 10% of the total as of December 31, 2025, 2024, and 2023, respectively.

NOTE 24—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) (“AOCI”), net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement	Cash Flow
Year Ended December 31, 2025, 2024 and 2023	Adjustments	Benefit Plans, Net	Hedges, Net	Total
Balance at December 31, 2022	$(151.2)	$29.0	$(9.1)	$(131.3)
Other comprehensive income (loss)	9.3	(8.9)	(25.1)	(24.7)
Amounts reclassified from AOCI to net loss(1)	—	(3.0)	29.4	26.4
Balance at December 31, 2023	$(141.9)	$17.1	$(4.8)	$(129.6)
Other comprehensive income (loss)	(28.3)	6.3	3.3	(18.7)
Amounts reclassified from AOCI to net loss(1)	—	(2.5)	8.7	6.2
Balance as of December 31, 2024	$(170.2)	$20.9	$7.2	$(142.1)
Other comprehensive income (loss)	50.0	16.8	(1.6)	65.2
Amounts reclassified from AOCI to net loss(1)	—	(5.6)	2.2	(3.4)
Balance as of December 31, 2025	$(120.2)	$32.1	$7.8	$(80.3)
(1)	The following is a summary of amounts reclassified from AOCI to net loss for the years ended December 31, 2025, 2024, and 2023.

	Amount Reclassified from AOCI
	Year Ended
	December 31,			Statement of Operations
AOCI Components	2025	2024	2023	Classification
Cash flow hedging items
Commodity cash flow hedges	$2.4	$9.7	$32.7	Cost of sales
Total before tax	2.4	9.7	32.7
Tax effect	(0.2)	(1.0)	(3.3)	Provision for (benefit from) income taxes
Total, net of tax	$2.2	$8.7	$29.4

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.8)	$(0.3)	$(0.3)	(a)
Net actuarial loss	(2.8)	(1.8)	(3.8)	(a)
Curtailment and settlement (gain) loss	(3.4)	(1.1)	0.3	(a)
Total before tax	(7.0)	(3.2)	(3.8)
Tax effect	1.4	0.7	0.8	Provision for (benefit from) income taxes
Total, net of tax	$(5.6)	$(2.5)	$(3.0)
(a)	These AOCI components are included in the computation of net periodic benefit costs. Refer to Note 21 for further information....

NOTE 25— SUBSEQUENT EVENTS

Deferral of Interest Payment to Holders of the 2029 Refinance Senior Notes

As of December 31, 2025, the Company had outstanding $388.6 million aggregate principal amount of the 2029 Refinance Senior Notes. On February 17, 2026, the Company elected to utilize a contractually-available 30-day grace period for the payment of interest under the terms of the 2L Note Indenture. The Company has elected to delay its next interest payment on the 2029 Refinance Senior Notes in the amount of approximately $10.0 million, even though the Company has sufficient cash on hand to make the interest payment. If the Company does not make an interest payment on or before March 19, 2026, an event of default would be triggered under the 2L Note Indenture. Further, upon an event of default our 2029 Refinance Senior Notes are subject to the terms of an intercreditor agreement which prohibits holders from enforcing any collection action against any collateral secured by the 2029 Refinance Senior Notes for 180 days following an event of default.

Amendment to our Senior Credit Facility Agreement and Deferral of Interest Payment to Holders of the 2028 Term Loan B

On February 16, 2026, in connection with ongoing discussions with its financial stakeholders, the Company entered into an amendment (the “Amendment”) to our existing credit agreement dated as of September 6, 2017 (as amended, the “Senior Credit Facility”) governing our $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”). The Amendment extends, until March 19, 2026, the grace period for any payment of interest under the Senior Credit Facility that is due on or after February 1, 2026 and prior to March 1, 2026. This extended grace period aligns with the grace period for payment of interest provided under the 2L Note Indenture, described above.

On February 27, 2026, the Company elected to utilize the contractually-available grace period for the payment of interest under the terms of the Senior Credit Facility. The Company has elected to delay its next interest payment on the 2028 Term Loan B in the amount of approximately $12.0 million, even though the Company has sufficient cash on hand to make the interest payment. If the Company does not make an interest payment on or before March 19, 2026, an event of default would be triggered under the Senior Credit Facility.

Amendment to our Accounts Receivable Securitization Facility

On February 24, 2026, in connection with ongoing discussions with its financial stakeholders, the Company entered into an amendment (the “First Amendment”) to our existing facility for the securitization of trade receivables originated by certain subsidiaries (the “Accounts Receivable Securitization Facility”). The First Amendment waives the requirement for certain compliance certificate deliverables.

New York Stock Exchange Delisting Notification

On March 2, 2026, Trinseo PLC received notice from the New York Stock Exchange (the “NYSE”) that it would commence proceedings to delist the Company’s ordinary shares because the Company had fallen below the NYSE continued listing standard requiring companies to maintain an average market capitalization over a 30-trading day period of at least $15 million. The Notice also stated that trading in the Company’s ordinary shares would be suspended immediately.

TRINSEO PLC

SCHEDULE II—FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at	Charged to	Deduction		Currency	Balance at
	Beginning of	Cost and	from		Translation	End of
	the Period	Expense	Reserves		Adjustments	the Period
Allowance for doubtful accounts:
Year ended December 31, 2025	$8.5	$0.8	$—	(a)	$0.9	$10.2
Year ended December 31, 2024	6.7	2.6	—	(a)	(0.8)	8.5
Year ended December 31, 2023	7.3	(0.9)	—	(a)	0.3	6.7

Tax valuation allowances:
Year ended December 31, 2025	$339.2	$89.2	$—		$14.3	$442.7
Year ended December 31, 2024	278.3	67.0	—		(6.1)	339.2
Year ended December 31, 2023	118.4	159.6	—		0.3	278.3
(a)	Amounts written off, net of recoveries.