Form 10-K/A
period 2025-12-31
Trinseo PLC
filed 2026-04-27
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(610) 240-3200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.01 per share	TSEOF	N/A*

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of March 5, 2026, there were 36,559,868 shares of the registrant’s ordinary shares outstanding.

The aggregate market value of the voting and non-voting shares of the registrant held by non-affiliates of Trinseo PLC computed by reference to the closing price of the registrant’s common shares on the New York Stock Exchange as of June 30, 2025 was approximately $108,936,270.

*On March 23, 2026, the NYSE filed a Form 25 relating to the delisting from the NYSE of our ordinary shares. The delisting became effective on March 30, 2026. The ordinary shares will continue to trade over the counter under the symbol “TSEOF.”

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Trinseo PLC (“Trinseo,” “we,” “us,” “our,” or the “company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to Trinseo’s definitive proxy statement if such proxy statement was filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by the Original Filing.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and the exhibit index set forth in Part IV of the Original Filing. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of Trinseo’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other portion of the Original Filing is amended hereby, and the Original Filing continues to speak as of the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and Trinseo’s filings made with the SEC subsequent to the date of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth our directors’ ages, independence, and position or office held with us as of March 31, 2026. All directors were elected at the Company’s 2025 annual meeting of shareholders for a term ending at the next annual meeting of shareholders, except as set forth below.

Name	Age	Independent	Director Since	Title
Frank Bozich	65	No	2019	CEO, President and Director
K’Lynne Johnson	57	Yes	2017	Chair
Joseph Alvarado	73	Yes	2017	Director
Victoria Brifo	57	Yes	2021	Director
Jeffrey Cote	59	Yes	2014	Director
Jeanmarie Desmond	59	Yes	2020	Director
Matthew Farrell	69	Yes	2020	Director
Carol Flaton	62	Yes	2026*	Director
Jill Frizzley	50	Yes	2026*	Director
Sandra Beach Lin	68	Yes	2019	Director
Henri Steinmetz	69	Yes	2017	Director

*appointed in February 2026 upon increase in board size

Director Bios

2026 Director Nominees

K’lynne Johnson. Ms. Johnson served as President and Chief Executive Officer of Elevance Renewable Sciences Inc., a specialty chemicals company, from 2007 to 2015, and as Chairwoman from 2015 to 2016. Ms. Johnson joined Elevance after over 20 years’ experience working within the oil and petrochemicals industry for Amoco Corporation and BP p.l.c. (joining BP after its merger with Amoco in 1998). During this time she held both operational and functional roles, culminating in her role as Senior Vice President of Global Derivatives within BP’s global Innovene business, which included P&L accountability for multiple global commodity and specialty chemicals businesses. Ms. Johnson also served as director of TPC Group, a manufacturer of products derived from petrochemical raw materials, from 2011 to 2012 before the company was taken private. Ms. Johnson has served on the board of directors for FMC Corporation (NYSE: FMC) since 2013. Ms. Johnson currently serves on the board of several private or non-U.S. public companies, including JM Huber and BlueScope Steel. Ms. Johnson graduated from Brigham Young University with a degree in Management and Organizational Behavior (M.O.B.) and a B.S. in Psychology. Ms. Johnson is qualified to serve on our Board because of her valuable experience in operational leadership and chemical industry and technological expertise.

Joeseph Alvarado. Mr. Alvarado served as Chief Executive Officer of Commercial Metals Company (NYSE: CMC), a global manufacturer, recycler and marketer of steel and other metals, from September 2011 until September 2017, and as chairman of CMC’s Board of Directors from January 2013 until January 2018. He joined CMC in April 2010 as Executive Vice President and Chief Operating Officer, was named President and Chief Operating Officer in April 2011, and became President and Chief Executive Officer in September 2011 until his retirement. Prior to joining CMC, he was President and Chief Operating Officer of Lone Star Technologies, Inc. from 2004 to 2007. In June 2007, following the acquisition of Lone Star Technologies, Inc. by United States Steel Corporation, Mr. Alvarado was named President of U.S. Steel Tubular Products, Inc., a division of United States Steel Corporation, a position he held until March 2009. Mr. Alvarado began his career at Inland Steel Company in 1976 and spent 21 years with the company in roles of increasing responsibility. He then served in executive roles with Birmingham Steel Corporation and Ispat North America Inc. until joining Lone Star Technologies. Mr. Alvarado also serves as a director of Kennametal Inc. (NYSE: KMT) since January 2018 and previously served as a director of Spectra Energy Corp (NYSE: SE) from 2011 until February 2017.Mr. Alvarado has an MBA from Cornell University and a B.A. degree in Economics from University of Notre Dame. Mr. Alvarado is qualified to serve on our Board because he brings to our Board years of experience in a cyclical commodities-driven industry and significant perspective on global manufacturing operations and strategic planning.

Frank A. Bozich. Mr. Bozich became the Company’s President and Chief Executive Officer in March 2019. From May 2013 until February 2019, Mr. Bozich had been the President and Chief Executive Officer at the SI Group, Inc., a leading global developer and manufacturer of phenolic resins and chemicals used in the production of antioxidants, engineering plastics, fuels and lubes, rubber and pharmaceutical ingredients. Prior to SI Group Inc., Mr. Bozich held several executive management positions at BASF Corporation, a multi-national chemicals and manufacturing corporation, including President of BASF’s Catalysts Division from 2010 to 2013, Group Vice President of Precious and Base Metal Service, and Group Vice President of the Integration Management Office. Prior to BASF, Mr. Bozich was Group Vice President, Enterprise Technologies and Ventures at Engelhard Corporation, which was acquired by BASF in 2006. He has also held leadership positions at Rohm and Haas, Croda Adhesives, Inc. and Apex Adhesives, which he founded in 1986. Mr. Bozich has served on the board of directors for OGE Energy Corp (NYSE: OGE) since February 2016. Mr. Bozich holds a bachelor’s degree in Chemistry and a master’s degree in Business Administration from the University of Chicago, as well as a master’s degree in Chemistry from the University of Illinois. Mr. Bozich is qualified to serve on our Board because he is an accomplished CEO known for his strong personal leadership and track record of driving business growth and corporate transformation. His breadth of experience in leading chemical businesses in diverse and dynamic global markets is well-suited for the Company’s strategic priorities.

Victoria Brifo. Ms. Brifo is Senior Vice President and Chief Human Resources Officer at Air Products and Chemicals, Inc. (NYSE: APD). She is responsible for leading all aspects of the company’s Human Resources (HR) organization, including HR Operations, Diversity and Inclusion, Talent Management, and Compensation and Benefits, as well as Global Health and Wellness, and Corporate Aviation and Corporate Transportation. Ms. Brifo has been with Air Products since 2001, starting as a production site leader and progressing through several plant leadership positions before becoming Global Diversity Director in 2005. In 2008 she was named Global Manager of Electronics Operations and moved to the Merchant Gases group in 2011 to lead the Global Generated Gases business. In 2014 Ms. Brifo assumed the role of Global Transformation Leader for Industrial Gases. She was subsequently appointed Vice President, Global Gases, followed by Vice President, Equipment Sales, Plant Support and Central Procurement. Prior to joining Air Products, Ms. Brifo worked at LyondellBasell and Amoco Production Company. Ms. Brifo holds degrees in chemical engineering and political science from the Massachusetts Institute of Technology. Ms. Brifo is qualified to serve on our Board because she has significant experience in the chemicals and manufacturing industry, as well as leadership, management and human resources expertise.

Jeffrey J. Cote. Mr. Cote is the President and Chief Operating Officer of Ecore International (“Ecore”), where he oversees the company’s day-to-day operations and execution of strategic initiatives. Mr. Cote joined Ecore in August 2025. Mr. Cote previously served as the Chief Executive Officer and President of Sensata Technologies Holding plc (NYSE: ST) from March 2020 until April 2024. Prior to his appointment as CEO, Mr. Cote served as President and as Chief Operating Officer of Sensata since July 2012 and as Executive Vice President of its Global Sensing Solutions business since November 2015. He joined Sensata as Senior Vice President and Chief Financial Officer in January 2007 and was appointed Executive Vice President in July 2007. From March 2005 to December 2006, Mr. Cote was Chief Operating Officer of the law firm Ropes & Gray. From January 2000 to March 2005, Mr. Cote was Chief Operating, Financial and Administrative Officer of Digitas. Previously he worked for Ernst & Young LLP from 1989 until 1997. Mr. Cote is a certified public accountant. Mr. Cote received a B.A. degree in Business Administration and a Master of Accounting from Florida Atlantic University. Mr. Cote is qualified to serve on our Board because of his significant executive management, financial and accounting experience.

Jeanmarie Desmond. Ms. Desmond is the former Executive Vice President and Chief Financial Officer of DuPont de Nemours, Inc. and has previously served as Vice President and Co-Controller for DowDuPont and as finance leader for the Specialty Products division following the merger of DuPont with Dow Chemical. Ms. Desmond served in various leadership roles within DuPont in her 30-year career with the company including Vice President-Controller, General Auditor and Chief Ethics & Compliance Leader and Director-Investor Relations. Ms. Desmond has served on the board of directors of IPG Photogenics Corporation (Nasdaq: IPGP) since 2021 and on the board of directors of Sylvamo (NYSE: SLVM) since 2021. Ms. Desmond received a B.S. in Accounting from Mt. St. Mary’s University and is a certified public accountant (inactive). Ms. Desmond is qualified to serve on our Board because she brings substantial finance and accounting experience, and extensive experience in the chemicals industry.

Matthew Farell. Mr. Farrell is the Chairman of the Board of Church & Dwight Co. Inc. (“Church & Dwight”), serving since 2019. Mr. Farrell served as Chief Executive Officer of Church & Dwight, a global consumer products company, from January 2016 to April 2025, and as Chairman from 2019 until September 30, 2025. Matt joined Church & Dwight in 2006, serving as Chief Financial Officer until 2014 when he became Chief Operating Officer and CFO until December 2015. Prior to that, Mr. Farrell served as Chief Financial Officer of Alpharma Inc., as Vice President, Investor Relations & Communications at Ingersoll-Rand Ltd., and in various senior financial positions at AlliedSignal Inc. Mr. Farrell began his career with KPMG Peat Marwick LLP, where he was an audit partner. Mr. Farrell has served on the board of directors of Novanta Inc. (Nasdaq: NOVT) since November 2025 and on the board of directors of e.l.f. Beauty, Inc. (NYSE: ELF) since February 2026. Mr. Farrell received a B.S. degree from Manhattan College and is a certified public accountant (inactive). Mr. Farrell is qualified to serve on our Board because he brings his experience as a chief executive officer, substantial financial and audit expertise and experience in the chemicals, industrial goods and consumer products industries.

Carol Flaton. Ms. Flaton became a director of our Company on January 16, 2026. Prior to her retirement in 2019, Ms. Flaton worked in banking and finance, primarily assisting companies and clients with strategic transformation and financial turnaround. Ms. Flaton served as a Managing Director at Alix Partners from 2014-2019 and as a Managing Director at Lazard Freres from 2008-2014. Prior to that Ms. Flaton spent 13 years at Citigroup and Credit Suisse First Boston supporting clients in refinancings, capital raises and restructuring transactions. Since her retirement, Ms. Flaton has served as an independent director for several public and private companies, and currently serves on the Board of QVC Group, Inc. (Nasdaq: QVCGA) as well as the boards of the Berkshire Taconic Community Foundation (BTCF), the Northwest Connecticut Land Conservancy (NCLC), the Commonwealth Avoidance Actions Trust and is a member of the Board of Finance of Sharon, CT. Ms. Flaton also previously served on the boards of directors for the following public companies: Cano Health, Inc., Bed, Bath & Beyond, Inc., National CineMedia, LLC, Altera Infrastructure, GP, L.L.C. Ms. Flaton has an MBA from IMD (Lausanne, Switzerland) and a BS from the University of Delaware. Ms. Flaton is qualified to serve on our Board because she brings over 30 years of experience in banking & finance, transformation & restructuring, and governance & risk management in her history serving as an independent director for both public & private companies.

Jill Frizzley. Ms. Frizzley became a director of our Company on January 16, 2026. Ms. Frizzley currently serves as the president of Wildrose Partners LLC, an independent consulting company providing governance and related advisory services to multiple corporations, which position she has held since 2019. From 2016 through 2019, Ms. Frizzley served as Counsel at the law firm of Weil, Gotshal & Manges LLP. Ms. Frizzley currently serves as a director for LanzaTechGlobal, Inc. (Nasdaq: LNZA) and has previously served as a director on numerous public and private boards, including the following public companies: Avaya Holdings Corporation, Virgin Orbit Holdings, Inc., iMedia Brands, Inc., Surgalign Holdings, Inc., Proterra Inc., Invitae Corporation, KLDiscovery, Inc., CalAmp Corp., iHeart Media, Inc. and Akoustis Technologies Inc. Ms. Frizzley holds a BSc degree from the University of Alberta and an LLB degree from the University of Toronto Faculty of Law. Ms. Frizzley is qualified to serve on our Board because she brings extensive corporate experience with complex corporate governance, strategic transactions, and business transformations.

Sandra Beach Lin. From 2010 to 2011, Ms. Beach Lin served as President and Chief Executive Officer of Calisolar, Inc., a manufacturer of solar silicon and multicrystalline solar cells. Prior to joining Calisolar, she was Executive Vice President, then Corporate Executive Vice President, at Celanese Corporation, a global technology and specialty materials company, from 2007 to 2010. Ms. Beach Lin joined Avery Dennison Corporation, a global leader in pressure-sensitive adhesives technology as Group Vice President from 2005 to 2007. Prior to joining Avery Dennison, from 2002 to 2005 she was President, Alcoa Closure Systems International, a division of Alcoa Incorporated, a global aluminum leader. From 1994 to 2001, Ms. Beach Lin held various executive positions at Honeywell International. Ms. Beach Lin has served on the board of directors of American Electric Power (NYSE: AEP) since 2012 and on the board of directors of Avient Corp. (NYSE: AVNT) since 2013. Ms. Beach Lin graduated with a BBA in General Management from the University of Toledo and has an MBA in Marketing and Policy and Control from the University of Michigan. Ms. Beach Lin is qualified to serve on our Board because of her experience as a chief executive officer and extensive experience in the global specialty chemicals industry.

Henri Steinmetz. From 2016 to 2018, Mr. Steinmetz served as Chief Executive Officer of the Ceramtec Group, a global supplier of advanced ceramics. From 2009 to 2016, Mr. Steinmetz was Executive Director and Chief Executive Officer of Ruetgers N.V., Europe’s leading manufacturer of chemical raw materials made from coal tar. Prior to joining Ruetgers, Mr. Steinmetz was President of Sulzer Metco, a worldwide technology leader in coating materials, from 2004 to 2008, and was an Executive Vice President at Great Lakes Chemical Corporation from 2000 to 2004. Mr. Steinmetz currently serves as the Chairman of Benteler International AG and as Chairman of Fertiberia Sarl. Mr. Steinmetz graduated with a M.S. in metallurgy from the Technical University Clausthal, Germany and has an MBA from INSEAD Fontainebleau, France. Mr. Steinmetz is qualified to serve on our Board because he brings significant global chief executive officer experience and decades of chemical industry experience.

EXECUTIVE OFFICERS

Biographical information concerning our President and Chief Executive Officer, Frank A. Bozich, who is a nominee to our Board, is set forth above under “Directors.”

David Stasse, Executive Vice President and Chief Financial Officer. Mr. Stasse, age 55, has served as the Company’s Executive Vice President and Chief Financial Officer since July 2019. Mr. Stasse joined the Company in July 2013 as Vice President and Treasurer with responsibility for all treasury matters, including cash management, risk management, relationships with rating agencies and commercial banks, and financing matters. During his tenure he added responsibility for Investor Relations and Corporate Finance for the Company. Prior to joining Trinseo, Mr. Stasse was employed by Freescale Semiconductor, Inc., a global semiconductor manufacturer that served the automotive, networking, consumer and industrial markets, where he served as Vice President and Treasurer from 2008 to 2013. Mr. Stasse holds an MBA in Finance from the University of Maryland and a Bachelor of Science degree in Business Logistics from Penn State University.

Angelo N. Chaclas, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary. Mr. Chaclas, age 62, has been the Company’s Chief Legal Officer, Senior Vice President, and Corporate Secretary since January 2015. Mr. Chaclas also became the Chief Compliance Officer in June 2018. In his role, he provides legal support for all capital markets, transactional, compliance, commercial, litigation, regulatory, governance, intellectual property and other operational activities of the Company worldwide. Mr. Chaclas joined the Company in 2010 as Associate General Counsel and Chief Intellectual Property Counsel, where he managed the Company’s global intellectual property portfolio and managed the legal activities of several of the Company’s commercial businesses and corporate functions. Mr. Chaclas holds a bachelor’s degree in Mechanical Engineering from Tufts University and a Juris Doctorate from Pace University.

Paula Cooney, Senior Vice President and Chief Human Resources Officer. Ms. Cooney, age 57, joined the Company as Senior Vice President, Human Resources in November 2021. Prior to joining Trinseo, Ms. Cooney was Senior Vice President and CHRO for FLIR Systems, Inc. where she provided strategic direction as the company’s human resources leader. Before FLIR Systems, Inc., Ms. Cooney served as Vice President, Human Resources and Communications for H.B. Fuller Company, where she worked for 10 years and held multiple roles in HR leadership. Prior to joining H.B. Fuller in 2010, Ms. Cooney enjoyed a nearly 15-year career at Intel Corporation, holding HR roles of increasing responsibility. Ms. Cooney holds an NCEA diploma in personnel management from the National College of Ireland, and a Master pf Business Studies in human resources and industrial relations from University College Dublin (Smurfit School of Business).

Roger Greene, Vice President, Controller and Principal Accounting Officer. Mr. Greene, age 50, joined the Company in September 2023. Mr. Greene served as Vice President, Chief Audit Executive of Corteva Agriscience leading the internal audit function. Mr. Greene also served as Global Business Controller for the Agriculture Division of DuPont from 2016 to 2019, and held leadership roles in DuPont’s corporate accounting and controllership groups. Before joining DuPont, Mr. Greene worked at PricewaterhouseCoopers in its Assurance practice. Mr. Greene holds a bachelor’s degree in accounting from Pennsylvania State University and is a Certified Public Accountant.

Han Hendriks, Senior Vice President, Chief Technology and Sustainability Officer. Mr. Hendriks, age 60, joined Trinseo in October 2022 as SVP and Chief Technology Officer. In October 2024, Mr. Hendriks was also named Chief Sustainability Officer. Prior to joining Trinseo, Mr. Hendriks was Chief Technology Officer at Yanfeng, one of the world’s leading automotive suppliers, headquartered in Shanghai. Mr. Hendriks was responsible for the company’s technology and “smart cabin” vision and strategy, as well as portfolio management, and led the design and development of new products from research to market launch. Prior to Yanfeng, Mr. Hendriks worked for Johnson Controls, holding multiple roles of increasing responsibility. Mr. Hendriks holds a Bachelor of Fine Arts in Architectural Design from the Academy of Fine Arts in Maastricht and an MBA from the University of Westminster, London, and he successfully completed a post-graduate Industrial Design program at the Università Internazionale Dell ‘Arte in Florence.

Francesca Reverberi, Senior Vice President, Engineered Materials and Polymer Solutions. Ms. Reverberi, age 54, was named Senior Vice President, Engineered Materials and Polymer Solutions in October 2024. Ms. Reverberi has led the Company’s Engineered Materials segment since August 2023 and previously served as Chief Sustainability Officer from September 2021 to October 2024. Ms. Reverberi also previously served as Senior Vice President, Engineered Materials & Synthetic Rubber, and as Global Business Director of Performance Plastics, Business Director of Basic Plastics. Prior to that, Ms. Reverberi served as Global Business Director for Synthetic Rubber. Ms. Reverberi joined Trinseo in June 2011 following the Company’s carve-out from The Dow Chemical Company. During her time at Dow, Ms. Reverberi served as Product Director for Emulsion Polymers, Europe and the Americas, as well as Commercial Manager in Dow Hydrocarbons Aromatics and Derivatives in Europe, including responsibilities for the C4’s business and held several positions in other specialty businesses such as Water Solutions and Chelants. Ms. Reverberi also serves a member of the board of directors of Avery-Dennison Corporation. Ms. Reverberi holds a Bachelor and Master of Science in Chemical Engineering from Politecnico di Milano and a Master of Business Administration from SDA Bocconi.

Rainer Schewe, Senior Vice President—Supply Chain & Manufacturing Services. Mr. Schewe, age 62, joined the Company in April 2020 as Vice President—Supply Chain Services, and assumed responsibility for Manufacturing Services in March 2024. Prior to joining Trinseo, Mr. Schewe served as Executive Vice President and Chief Supply Chain Officer for A. Schulman, Inc. (now LyondellBasell Industries). Prior to this role, he served as Vice President and Business Unit Director for Schulman’s Custom Performance Colors business in EMEA. Mr. Schewe holds a degree as a State-Certified Engineer in Chemical Engineering from Fresenius Akademie Wiesbaden in Germany, and an Apprenticeship as a Chemical Laboratory Technician from RWTH Aachen in Germany.

Bregje Roseboom-van Kessel, Senior Vice President, Corporate Finance & Investor Relations. Ms. van Kessel, age 49, was appointed Senior Vice President, Corporate Finance and Investor Relations in October 2024. Ms. van Kessel previously served as Senior Vice President, Base Plastics from November 2022 to October 2024 and also led Trinseo’s Polystyrene & Feedstocks business from August 2023 to October 2024. Ms. van Kessel joined Trinseo in 2018 and previously served as Senior Director, Global Business Finance, where she led the business finance organization for all of Trinseo’s external reporting segments. Ms. van Kessel brings over 20 years of experience in business finance and change management and has held key financial leadership roles supporting global sales and marketing, supply chain, R&D and brand development for global markets. Ms. van Kessel holds a master’s degree in medicine and an executive MBA in finance and control from Maastricht University. She is a registered controller and a member of the Chartered Institute of Management Accountants.

Arthas Yang, Senior Vice President, Latex Binders. Mr. Yang, age 43, was appointed as Senior Vice President, Latex Binders in March 2024, after having served as the Global Business Director for the CASE business of Latex Binders. Mr. Yang joined Trinseo in June 2010 following the Company’s carve-out from The Dow Chemical Company. During his tenure, Mr. Yang has held multiple key positions within the Company, including Technical Service & Development Leader, Product Manager, Marketing Manager, and Regional Commercial Director, for businesses including Latex Binders, Engineered Materials, and the former synthetic rubber division. Mr. Yang holds a Masters in Materials Science and Bachelor of Physics from Tsinghua University, and a Master of Business Administration from Shanghai Jiao Tong Hong Kong University of Science and Technology.

CORPORATE GOVERNANCE

Board Structure and Committee Composition

We have a standing audit committee, compensation and talent development committee, nominating and corporate governance committee, and an environmental, health, safety, sustainability and public policy committee with the composition described below. Each committee operates under a charter that has been approved by our Board. A copy of each charter can be found on the Investor Relations section of our website, investor.trinseo.com, under “Governance,” “Committee Composition.” Chairs and members of each committee are appointed by the Board, and each member serves until his or her successor is elected and qualified, unless he or she is earlier removed or resigns. The table below provides information about the membership of our standing audit, compensation and talent development, nominating and corporate governance, and environmental, health, safety, sustainability and public policy committees during fiscal 2025:

Environmental, Health,
		Compensation and	Nominating and	Safety, Sustainability
Name	Audit	Talent Development	Corporate Governance	and Public Policy
K’Lynne Johnson †		✓	✓
Joseph Alvarado		Chair	✓
Frank Bozich				✓
Victoria Brifo		✓		✓
Jeffrey J. Cote §	✓		Chair
Jeanmarie Desmond §	Chair			✓
Matthew Farrell §	✓	✓
Carol Flaton
Jill Frizzley
Sandra Beach Lin			✓	Chair
Henri Steinmetz	✓			✓
†	Denotes Board Chair
§	Denotes Audit Committee Financial Expert

Audit Committee

The purpose of the audit committee is set forth in the audit committee charter, which satisfies the applicable standards of the SEC and the NYSE is available on our website. The audit committee currently consists of Jeffrey J. Cote, Jeanmarie Desmond, Matthew Farrell and Henri Steinmetz. Our Board has determined that Ms. Desmond and each of Messrs. Cote, Farrell and Steinmetz are independent directors pursuant to Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 303A.02 of the New York Stock Exchange Listed Company Manual. Ms. Desmond and each of Messrs. Cote and Farrell is also an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Ms. Desmond serves as chair of the audit committee. The audit committee’s primary duties and responsibilities are to:

●	Appoint or replace, compensate and oversee the outside auditors for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us and to report directly to the audit committee.
●	Pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our outside auditors, which are approved by the audit committee prior to the completion of the audit.
●	Review and discuss with management and the outside auditors the annual audited and quarterly unaudited financial statements, our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the selection, application and disclosure of critical accounting policies and practices used in such financial statements.
●	Review and discuss with management, internal auditors and the independent auditor the Company’s system of internal controls, financial and critical accounting practices, and policies relating to risk assessment and management.
●	Review and approve the Company’s Irish statutory financial statements;

●	Review and approve all related party transactions as defined under Item 404(a) of Regulation S-K.
●	Discuss with management and the outside auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including any significant changes in our selection or application of accounting principles, any major issues as to the adequacy of our internal controls and any special steps adopted in light of material control deficiencies.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our shares on a Form 3 and reports of changes in ownership on a Form 4 or a Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, certain forms of indirect ownership and ownership of company stock by certain family members are covered by these reporting requirements. When requested, we assist our executive officers and directors in preparing initial ownership reports and reporting ownership changes and will file these reports on their behalf. Based solely on a review of the copies of such forms in our possession, and on written representations from our current directors and executive officers, we believe that all of our executive officers and directors filed the required reports on a timely basis under Section 16(a) during 2025, with the exception of a Form 4 amendment filed on June 27, 2025 by Jeffrey J. Cote to correct the number of shares indirectly held previously reported on June 24, 2025.

Code of Ethics

The Company has adopted a Code of Business Conduct applicable to all of our directors, officers and employees, and a Code of Ethics for Senior Financial Employees applicable to our principal executive, financial and accounting officers, and all persons performing similar functions. A copy of each of those Codes is available on the Company’s corporate website at www.trinseo.com under Investor Relations—Corporate Governance—Ethics and Compliance. If we make any substantive amendments to these Codes, or grant any waivers, including any implicit waivers from the provisions of these Codes, we will make a disclosure on our website or in a report on Form 8-K. Our Code of Business of Conduct is supported by a number of support policies which are specifically referenced in the Code, and most of which are also available on our corporate website. Our website and the information contained on that site, or accessible through that site, are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

This compensation discussion and analysis (CD&A) section is intended to provide information about our 2025 compensation objectives and programs for our named executive officers, listed below (together, our “NEOs”).

Name	Position
Frank A. Bozich	President and Chief Executive Officer
David Stasse	Executive Vice President and Chief Financial Officer
Angelo N. Chaclas	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
Bee van Kessel	Senior Vice President, Corporate Finance and Investor Relations
Francesca Reverberi	Senior Vice President, Engineered Materials & Polymer Solutions

Compensation Philosophy and Design

Overview

Our executive compensation policies and programs are designed to attract, retain and motivate key executives through competitive and cost-effective programs that reinforce executive accountability and reward the achievement of business and individual results. Executive compensation consists of four main elements: (1) base salary, (2) annual cash incentive awards, (3) long-term incentive compensation, and (4) retirement savings and benefit programs. The relative weighting of each element is aligned with our philosophy of linking pay to performance. A large percentage of our executives’ compensation is provided in the form of performance-based variable compensation with a greater emphasis on variable components for our senior executives. Annual cash awards are directly linked to corporate results and short-term performance measures, including financial and non-financial goals. Our long-term equity incentive and cash incentive awards are designed to align our executives’ interests with those of our shareholders and our long-term business objectives. Executive retirement and benefits programs are generally consistent with the broader employee programs offered in the country where an executive primarily provides services to the Company. We provide limited perquisites to our executives, and such perquisites are only provided to the extent that they reflect particular business needs and objectives.

We strive to provide our NEOs with a compensation package that is market competitive within our industry, recognizes and rewards superior individual and Company performance, and seeks to achieve greater talent retention.

Compensation Mix

The target mix of compensation in 2025 was a mix of salary and short- and long-term incentive compensation, with long-term incentive compensation remaining the largest component of our NEOs’ overall compensation package. We believe this incentivizes long-term value creation and provides continued alignment between the interests of our NEOs and shareholders.

Maintaining Best Practices Regarding Executive Compensation

Our compensation committee intends to compensate our NEOs in a manner that is consistent with the objectives and design principles outlined above. We have adopted the following compensation practices, which are intended to promote strong corporate governance and alignment with shareholder’s interests:

●	At-Risk and Performance-Based Compensation. We grant a higher percentage of at-risk compensation to our executive officers than other employees. We believe this is essential to creating a culture of pay-for-performance.
●	Double-Trigger CIC Provisions. Our executive officers only receive change-in-control benefits under their equity awards or their employment agreements if their employment is also terminated without cause (or by the executive for good reason) within a specified period following a change in control.
●	No 280G Gross-Up Provisions. 280G gross-up provisions are not permitted in the Company’s executive employment agreements and amendments.

●	No Hedging or Pledging. All employees and directors are prohibited from hedging or pledging the Company’s securities.
●	Share Ownership Guidelines. The compensation committee has adopted share ownership guidelines equal to (i) six times base salary for the CEO, and (ii) two times base salary for our other NEOs. The guideline must be achieved by 5 years from the date of hire for newly hired executives. Until the ownership requirement is met, the executive must retain as a holding requirement: (i) 50% of the shares issued after vesting and settlement of restricted stock units (net of all applicable taxes), (ii) 50% of the shares issued following the exercise of a stock option (after satisfaction of the option exercise price and net of applicable taxes), and (iii) 50% of the shares issued after vesting and settlement of performance stock units (net of all applicable taxes).
●	Clawback and Recoupment Policies. The Company has adopted a Policy for Recoupment of Incentive Compensation which provides for the right to claw back incentive-based compensation to the extent it was awarded on the achievement of financial results subject to an accounting restatement due to material noncompliance by the Company of any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Board can recoup this compensation by requiring the reimbursement of compensation previously paid, cancelling outstanding vested or unvested equity awards, or taking any other action permitted by law. Our equity award agreements also provide for the reimbursement of all or part of any annual incentive compensation if there is a breach by the executive of his or her award agreement or any non-competition, non-solicitation, confidentiality or similar covenant or agreement with us or an overpayment of incentive compensation due to inaccurate financial data.
●	Mitigate Undue Risk and Risk Assessment. The compensation committee regularly assesses whether our compensation programs and arrangements for our employees encourage excessive risk-taking. We mitigate undue risk in our compensation program by instituting strong governance policies such as capping potential payments, utilizing multiple performance metrics, striking a balance between short- and long-term incentives and adopting share ownership requirements.
●	Independent Compensation Consultant. The compensation committee retains and annually reviews the independence of its compensation consultant.

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

Our Chief Executive Officer reviews annually each NEO’s performance (other than his own) and recommends to the compensation committee appropriate base salary, annual cash incentive awards and long-term equity incentive awards (to the extent applicable with respect to a particular year) for these NEOs. Based upon the recommendations of our Chief Executive Officer, and after considering the objectives of our executive compensation program, as described above, as well as the factors described below under “Use of Benchmarking Comparison Data,” the compensation committee approved the annual compensation packages of our executive officers. In 2025, the compensation committee also approved Mr. Bozich’s compensation, including his base salary, annual cash incentive award and long-term equity and cash incentive awards.

Use of Independent Compensation Consultant

The compensation committee has retained Willis Towers Watson as its independent compensation consultant. Willis Towers Watson provides the compensation committee with advice on a broad range of executive compensation matters. The scope of their services includes, but is not limited to, the following:

●	Apprising the compensation committee of compensation-related trends and developments in the marketplace;
●	Informing the compensation committee of regulatory developments relating to executive compensation practices;

●	Providing the compensation committee with an assessment of the market competitiveness of the Company’s executive compensation;
●	Assessing the composition of the peer companies used for comparative purposes;
●	Assessing the executive compensation structure to confirm that no design elements encourage excessive risk taking; and
●	Identifying potential changes to the executive compensation program to maintain competitiveness and ensure consistency with business strategies, good governance practices and alignment with shareholder interests.

During fiscal 2025, Willis Towers Watson attended all of the regularly scheduled meetings of the compensation committee.

The compensation committee considered the range of services provided by Willis Towers Watson in its decision to approve its fees and selection as its independent compensation consultant in 2025. The compensation committee assessed the independence of Willis Towers Watson pursuant to applicable SEC rules and concluded that no conflict of interest exists that would prevent Willis Towers Watson from independently representing the compensation committee.

Use of Benchmarking Comparison Data

The compensation committee selects a peer group of companies, with assistance from Willis Towers Watson, for use in making compensation decisions with respect to the total mix and amount of compensation. This peer group consists of companies in the chemicals manufacturing and similar industries. The compensation committee reviewed various market-based metrics of the peer group that it deemed appropriate, which included enterprise value, revenue, market capitalization, and EBITDA margins, to establish compensation benchmarks. For 2025, the compensation committee added Koppers Holdings and removed Westlake to better align the peer list with companies of similar revenue size as Trinseo. The compensation committee may annually review the companies included in our peer group and may add or eliminate companies as it determines is appropriate. The peer group selected for fiscal 2025 compensation decisions consisted of the following 23 companies:

AdvanSix, Inc.	H.B. Fuller Company	Orion Engineered Carbons S.A.
Ashland Global Holdings Inc.	Huntsman Corporation	Quaker Chemical Corporation
Avient Corporation	Ingevity Corporation	RPM International Inc.
Axalta Coating Systems Ltd.	Koppers Holdings, Inc.	Stepan Company
Cabot Corporation	Kronos Worldwide, Inc.	Synthomer plc
The Chemours Company	Methanex Corporation	Tronox Holdings plc
Eastman Chemical Company	Minerals Technologies Inc.	Venator Materials PLC
Element Solutions Inc.	Olin Corporation

During fiscal 2025, the compensation committee of the Board reviewed our executive compensation peer group and concluded our peer group adequately aligned our executive officers’ pay opportunities with our compensation philosophy.

Shareholder Advisory Approval of Executive Compensation

In 2025, the compensation of our NEOs was approved by shareholders on an advisory basis with approximately 96% of votes cast in favor. Based on this shareholder support of our executive compensation program, we and the compensation committee believe our compensation program and practices are well aligned with our shareholders’ wishes. We believe the continued strong shareholder support of our say-on-pay proposals indicates our practices accurately represent the desires of our shareholders.

2025 Compensation Structure & Performance

The principal components of our executive compensation program include both short-term and long-term compensation. Short-term compensation consists of an executive’s annual base salary and annual cash incentive award. Long-term compensation generally includes grants of share-based incentives as determined by the compensation committee. Certain elements of compensation of our NEOs were determined through direct negotiation with the executives at the time of their hiring.

Base Salary

Setting appropriate levels of base pay allows us to attract and retain an executive leadership team that will continue to meet our commitments to customers, sustain profitable growth and create value for our shareholders. The base salaries for our NEOs are determined based on the scope of their responsibilities and our compensation committee members’ collective knowledge of competitive compensation levels, following its review of competitive market data from Willis Towers Watson based on our peer group and survey data. Base salaries are reviewed annually by the compensation committee and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels. In 2025, executive leadership was not eligible for merit increase due to the at market pay position and performance of the company.

Annual Cash Incentive Plan

Our annual cash incentive plan (“ACI Plan”) is designed to create a pay for performance culture by aligning the compensation program to the achievement of our strategic and business objectives and with shareholder interests. Our business objectives are to: (1) generate strong Adjusted EBITDA and free cash flow results relative to our industry; (2) provide a safe working environment by meeting or exceeding our metrics for injuries, spills, and process safety incidents, and demonstrating progress on Sustainability goals; (3) implement Trinseo’s strategy to transform into a specialty materials and sustainable solutions provider; (4) promote Company culture, talent development, recruitment and retention. The actual amount that will be paid in respect of an ACI Plan award is based on a combination of the achievement of Company performance goals as well as individual performance. The performance goals and metrics are reviewed and approved by the compensation committee at the beginning of the year. At the end of the year, the amount paid to each NEO is based on the achievement of the Company performance goals and an assessment of the executive’s overall performance.

For 2025, the ACI Plan was designed to align our executives’ compensation with the Company’s business plan and priorities for the year, and reward performance based on the following components:

●	Financial Performance measured by ACI Plan Adjusted EBITDA as described below;
●	Financial Performance measured by ACI Plan Free Cash Flow, as described below;
●	Responsible Care® measured by Total Recordable Incident Rate, Spills and Process Safety Incidents; and
●	Individual Goals: Performance against defined business/functional and individual goals.

Financial Performance. We believe that Adjusted EBITDA is a key measure of our financial performance, removing the impacts of our capital structure (such as interest expense), asset base (such as depreciation and amortization) and tax structure as well as other non-recurring items. We define Adjusted EBITDA, which is considered a non-GAAP measure, as net income (loss) from continuing operations before interest expense, net provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt; asset impairment charges; gains or losses on the disposition of businesses and assets, restructuring charges; acquisition related costs and benefits, and other items. Our ACI Plan Adjusted EBITDA performance metric for the ACI Plan awards was set consistent to our 2025 business plan that was approved by the Board (the “2025 Plan”), but is adjusted to exclude results from the Company’s Americas Styrenics segment and the impacts of raw material timing. As in prior years, we exclude the earnings of our Americas Styrenics segment because as a joint venture the Company does not have direct control of its day-to-day operations. Additionally, we also exclude the impacts of raw material timing because timing impacts are generally outside of our executives’ control but can have a significant positive or negative impact on the Company’s financial performance.

Free Cash Flow is also an important measure of our Company’s financial performance. We define Free Cash Flow, which is a non-GAAP measure, as cash provided by operating activities less capital expenditures. Our free cash flow performance metric for the ACI Plan (the “ACI Plan Free Cash Flow”) was set in accordance with expectations under the 2025 Plan, and uses our reported Free Cash Flow as adjusted to exclude the impact of certain items, including certain delayed vendor payments, accounts receivable discounting, and PIK interest deferrals. We exclude these items because we believe this eliminates management actions which could artificially influence the ACI Plan Free Cash Flow calculation.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Performance Measures” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows—

Free Cash Flow” of this Annual Report on Form 10-K for more information on our approach to calculating Adjusted EBITDA and Free Cash Flow.

Responsible Care. Industry-leading environmental, health and safety metrics, are important measures for establishing performance objectives and measuring the performance of our NEOs. We are a Responsible Care® company and our environmental, health and safety policy states that protecting people and the environment is part of everything we do and every decision we make. The 2025 ACI Plan includes three environmental, health and safety metrics that we track for our Company – (i) Total Recordable Incident Rate, a metric used in the chemicals industry to measure injury rates versus operating hours, (ii) Spills, defined as loss of containment of any physical device used to contain a chemical or plastic resin as part of our manufacturing processes, and (iii) Process Safety Incidents as defined by the American Chemistry Council. Incentive payouts with respect to these metrics are determined based on our achievement rating for Responsible Care® performance and in accordance with the threshold, target and maximum levels set forth in the table below.

Individual Goals. In addition, each NEO had individual performance goals that included, depending on the NEO: corporate Adjusted EBITDA; Free Cash Flow; capital spending; margins and profitability; cost savings and cash preservation; corporate finance restructuring; sustainable solutions; human capital management; and workplace safety. The results achieved against each of these individual goals were assessed by the CEO or the compensation committee and a percentage rating was assigned to each NEO.

The table below shows the weight and targets of the component metrics, along with the payout opportunity for the ACI Plan.

	Weight of
	Metric in	Threshold	Target	Maximum
Performance Goal	ACI Plan (%)	Performance	Performance	Performance
1. Financial Performance
2025 First Half ACI Plan Adjusted EBITDA	7.5%	$114M	$152M	$182M
2025 Second Half ACI Plan Adjusted EBITDA	7.5%	$88M	$117M	$141M
2025 Full Year ACI Plan Adjusted EBITDA	15%	$202M	$269M	$323M
2025 ACI Plan Free Cash Flow	30%	$(75)M	$(55)M	$—
Financial Performance Subtotal:	60%
Payout opportunity (% of subtotal)		20%	100%	200%
2. Responsible Care®
Total Recordable Incident Rate	5%	0.3	0.25	0.15
Spills	5%	11	8	5
Process Safety Incidents	5%	3	2	—
Responsible Care® Subtotal	15%
Payout opportunity (% of subtotal)		—%	100%	200%
3. Individual Goals	25%
Payout opportunity (% of subtotal)		—%	100%	200%
Total ACI Plan Payout Opportunity		12%	100%	200%

ACI Plan Adjusted EBITDA

Based on our 2025 audited financial results, our compensation committee determined that our financial performance component resulted in a payout of 0% of the ACI Plan Adjusted EBITDA component, as set forth in the table below. All payout values in this table are shown as a percentage of Target performance.

	Target		Payout as % of	Payout as % of
	Performance	Actual	Target	Total ACI Plan
Financial Performance	(100)%	Result	Performance	Bonus
First Half ACI Plan Adjusted EBITDA	$152M	$102M	—%	—%
Second Half ACI Plan Adjusted EBITDA	$117M	$87M	—%	—%
Full Year ACI Plan Adjusted EBITDA	$269M	$189M	—%	—%
Subtotal				—%

The ACI Plan Adjusted EBITDA represents the Company’s reported Adjusted EBITDA excluding $6 million, $(10) million and $(3) million in earnings/losses from our joint ventures, in the first half, second half and full year, respectively, and the $(2) million, $(21) million and $(23) million impact of raw material timing, respectively.

ACI Plan Free Cash Flow

The ACI Plan Free Cash Flow represents our reported Free Cash Flow of ($153) million which resulted in payout of 0% of target.

	Target Performance		Payout as % of Total
Financial Performance	(100)%	Actual Result	ACI Plan Bonus
ACI Plan Free Cash Flow	$(55)M	$(153)M	—%

Responsible Care Metrics

All payout values for the Responsible Care® portion of the bonus in this table are shown as a percentage of the Target performance payout.

					Total Actual
	Potential Payout			Actual	Payout
	as % of Total	Target	Actual	Payout as %	as % of ACI
	ACI Plan Bonus	Performance (100%)	Result	of Target Performance	Plan Bonus
Responsible Care®
Total Recordable Incident Rate	5%	0.25	0.18	173%	8.6%
Spills	5%	8	6	167%	8.3%
Process Safety Incidents	5%	2	1	150%	7.5%
Responsible Care® Total	15.0%				24.5%

The table below shows the contribution of each performance metric under our ACI Plan to the actual bonus award earned by our NEOs. All values in this table are shown as a percentage of the Target performance payout.

					Actual Payout
	EBITDA	Free Cash Flow	Responsible	Individual	as a % of ACI
NEO	(30)%	(30)%	Care (15%)	Goals (25%)	Plan Bonus
Frank A. Bozich	—%	—%	24.5%	—%	—	%*
David Stasse	—%	—%	24.5%	—%	—	%*
Francesca Reverberi	—%	—%	24.5%	—%	—	%*
Angelo N. Chaclas	—%	—%	24.5%	—%	—	%*
Bee van Kessel	—%	—%	24.5%	—%	—	%*
*	Each NEO waived their payout under the 2025 ACI Plan. See “Retention Awards and Waiver of ACI and RCU Vesting” below for information on our NEO’s waiver of payouts under the ACI Plan.

Long-Term Equity Incentive Compensation

Our compensation committee approved long-term incentive awards to certain key employees, not including the NEOs, which were awarded in February 2025 under the Company’s Amended & Restated 2014 Omnibus Incentive Plan (the “Equity Plan”). In 2025 these awards consisted of long-term equity and cash awards Mr. Bozich received a long-term incentive award comprised of three types of awards:  RSUs (30%), PSUs (40%) and restricted cash units (“RCUs”) (30%). Mr. Stasse, Mr. Chaclas, Ms. van Kessel and Ms. Reverberi received a long-term incentive award comprised of three types of awards: RSUs (50%), PSUs (20%) and RCUs (30%). The total award for each NEO is based on a target percentage of their base salary, as shown in the table below. These awards are subject to time-based vesting conditions, with RSUs and RCUs vesting in three equal annual installments beginning on the first anniversary of the date of grant and PSUs partially vesting on each of the first, second and third year anniversary of the date of grant, subject to the Company’s relative total shareholder return (“TSR”) performance. In each case, vesting is generally subject to the NEO’s continuous employment with us on the applicable vesting date. The size of all RSU, PSU and RCU awards was determined by dividing a target grant value by the 30-day average closing price of the Company’s shares on the grant date, which does not correspond with the grant date fair value of these awards.  For disclosure of the grant date fair value of the awards, See the “Summary Compensation Table” and “Grants of Plan-Based Awards Table” below.

	Total LTI Grant	Total LTI Grant
NEO	Target Performance %	Target Amount
Frank A. Bozich	420%	$4,410,000
David Stasse	205%	$1,158,250
Angelo N. Chaclas	170%	$850,000
Bee van Kessel	100%	$519,876
Francesca Reverberi	130%	$784,117
(1)	Ms. Reverberi’s & Ms. van Kessel’s grant was calculated in CHF and was converted using the foreign exchange rate of US$1.1951 to CHF1.00. These rates were determined by averaging the monthly exchange rates in effect during 2025.

Performance-Vested Restricted Stock Units

The Board grants PSUs as part of each NEO’s target equity compensation package to increase the percentage of at-risk, long-term incentive-based compensation. We believe the use of PSUs, as part of an overall equity compensation package, provides alignment between our executive compensation program and the creation of shareholder value through the Company’s long-term strategic initiatives.

PSUs granted in 2025 vest over four performance periods, consisting of three one-year performance periods and one three-year performance period, which are each measured independently. Subject to the executive’s continued employment over the full three-year performance period, vesting is calculated during each performance period based on the Company’s relative TSR performance, assuming the reinvestment of dividends, against the performance of all chemical and basic materials companies in the S&P 600 Small Cap Index (the “Performance Peer Group”) during the fiscal year. PSUs which vest during each performance period will be delivered, in aggregate, following the third anniversary of the grant date (the “final vesting date”).

The number of 2025 PSUs that will vest during each performance period, based on the achievement of relative TSR performance goals, will be as follows:

	% of Award
	Eligible for		TSE Performance			Payout % *
Metric	Vesting	Threshold	Target	Maximum	Threshold	Target	Maximum
2025 TSE TSR (relative to Performance Peer Group)	15%	25th Percentile	50th Percentile	75th Percentile	50%	100%	200%
2026 TSE TSR (relative to Performance Peer Group)	15%	25th Percentile	50th Percentile	75th Percentile	50%	100%	200%
2027 TSE TSR (relative to Performance Peer Group)	15%	25th Percentile	50th Percentile	75th Percentile	50%	100%	200%
2025 – 2027 TSE Cumulative TSR (relative to Performance Peer Group)	55%	25th Percentile	50th Percentile	75th Percentile	50%	100%	200%
*	Vesting is interpolated between the 25th and 50th and between the 50th and 75th percentiles.

Regardless of the targets above, if the Company’s TSR is negative for the performance period, vesting for each performance period is capped at 100% of target. Additionally, the total value of the shares delivered at the final vesting date cannot exceed three times (300%) the target shares multiplied by the grant date share price. Because we assume reinvestment of dividends, dividend equivalents accrue during the performance period. However, dividend equivalents will be paid only if the PSUs vest and are based on the number of vested PSUs delivered on the final vesting date, since we do not believe the executives should receive the benefit of such dividend earnings if the performance criteria associated with the PSU award is not otherwise met.

The PSU awards granted to NEOs in 2022 did not meet their TSR performance metrics during the performance period. Therefore, no PSU awards vested in 2025.

Restricted Cash Units

Due to constraints on the number of shares under the Plan, the Board granted RCUs to all NEOs for the first time in 2025. The RCUs vest in three annual installments beginning on the first anniversary of the date of grant. Cash payment for vested RCUs will equal the closing price of the Company’s shares on the vesting date. RCUs are subject to a closing price cap. If the Company’s closing share price exceeds such cap, the cash payment on vested RCUs will not exceed such threshold. Each NEO has waived their right to any payment under any vested RCUs. See “Retention Awards and Waiver of ACI and RCU Vesting” below for information on vesting of RCUs.

Retention Awards and Waiver of ACI and RCU Vesting

As reported by the Company in a Current Report on Form 8-K filed on January 6, 2026, the Compensation Committee approved one-time conditional retention bonus awards (the “Retention Awards”) for each of the NEOs. The Retention Awards granted to the NEOs were granted pursuant to, and subject to the terms and conditions of, a conditional retention award letter agreement (the “Award Agreement”), providing for the following Retention Awards:

Named Executive Officer	Amount
Frank Bozich, President and Chief Executive Officer	$3,200,000
David Stasse, Executive Vice President and Chief Financial Officer	$2,500,000
Francesca Reverberi, Senior Vice President, Engineered Materials and Polymer Solutions	$1,700,000
Angelo Chaclas, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	$1,350,000
Bee van Kessel, Senior Vice President, Corporate Finance and Investor Relations	$650,000

The Award Agreements provide that each Retention Award is conditioned upon the NEO’s continued employment until March 31, 2027, except pursuant to a Qualifying Termination (as defined therein), otherwise such Retention Award shall be fully repaid to the Company, less applicable withholdings. The Company paid the Retention Awards, less applicable withholdings, on or about January 8, 2026.

The Retention Awards were paid subject to the NEO’s agreement with the following terms (as applicable):

i)	forfeiture of any cash payment under the Company’s 2025 ACI Plan;
ii)	cancellation of vesting of any existing cash-settled long-term incentive awards previously granted under the Equity Plan;
iii)	forfeiture of any new long-term incentive awards scheduled to be granted in 2026;
iv)	cancellation of any existing retention bonus payments scheduled to be paid in 2026; and
v)	waiver of the ability to terminate employment under his or her existing employment agreement with the Company for “Good Reason” (as defined therein).

Policies and Practices Related to the Grant of Options Close to the Release of Material Nonpublic Information

While the Company does not have a formal written policy in place with regard to the timing of stock option awards in relation to the disclosure of material nonpublic information, we regularly award annual equity grants, including stock options, to our executive officers in February of each year on a predetermined schedule. The Committee approves all equity award grants on or before the grant date and does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, the compensation committee does not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. No stock option awards were granted in 2025.

Other Compensation Matters

Retirement Benefits

Our qualified U.S. savings plan (the “401(k) plan”) provides for (1) annual discretionary Company contributions and (2) employer matching contributions to be credited to participants’ accounts. The U.S.-based NEOs participate in this plan on the same basis as our other employees. We also maintain a non-qualified U.S. savings and deferral plan in which each of our U.S.-based NEOs may participate. This plan allows participants to defer a portion of their compensation on a pre-tax basis, with matching contributions from the Company that are payable at a future date based on the terms of the plan. Additionally, the plan provides for discretionary Company contributions in connection with earnings that are in excess of the limitations set forth in the 401(k) plan.

Our NEOs do not participate or have account balances in any qualified or non-qualified defined benefit pension plans sponsored by the Company, with the exception of Ms. Reverberi and Ms. van Kessel, who participated in our Switzerland-based defined contribution retirement plan. Our NEOs do not participate in any supplemental employee retirement plan or have such a plan provided by their agreement.

Severance Benefits

Our NEOs are eligible for severance and change-in-control benefits under their employment agreements upon certain terminations of employment. See “Payments upon Termination or Change in Control” below.

Other Compensation

Each NEO is eligible to participate in our generally-available benefit plans, such as savings, medical, dental, group life, disability and accidental death and dismemberment insurance, in accordance with country practices. Additionally, the Company may offer certain perquisites to certain executives when appropriate, such as payment of group life insurance premiums, tuition payments for children or moving expenses to compensate executives who relocate. See the footnotes to the Summary Compensation Table and the “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table; Other Narrative Disclosure” below for more details regarding the other compensation paid to our NEOs.

Anti-Hedging and Pledging Policy

The Board has adopted a policy prohibiting hedging transactions and disallowing pledging transactions involving the Company’s securities, subject to certain narrow exceptions. Pursuant to this policy, no officer, director or employee may engage in short sales, hedging or monetization transactions, such as zero-cost collars and forward sale contracts, puts, calls, or other derivative securities including options, warrants, convertible securities, stock appreciation rights or similar securities. This prohibition does not apply to exercise of Company stock options. Officers, directors and employees are also prohibited from maintaining Company securities in a margin account. No officer, director or employee of the Company may pledge Company securities as collateral for a loan without first showing financial capacity to repay the loan and obtaining preapproval from the Company’s Chief Compliance Officer.

Timing of Awards

We regularly award annual equity grants to our executive officers in February of each year, so as to provide a pre-set schedule for our equity grants. Depending on their hire date, new hires may be eligible for a grant at the next board meeting following his or her hire.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or the compensation committee of any other company that has any executive officers serving as a member of our Board or compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis section (the “CD&A”) required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

THE COMPENSATION AND TALENT DEVELOPMENT COMMITTEE

Joseph Alvarado, Chair

Victoria Brifo

Matthew Farrell

K’Lynne Johnson

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation paid to or earned by our NEOs for the years ended December 31, 2025, 2024 and 2023, as applicable. For additional information, please read the footnotes and narrative disclosures that follow the table.

							Changes
							in Pension
							Value and
						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)1
Frank Bozich	2025	1,050,000	—	4,161,228	—	—	22,967	124,788	5,358,983
President and Chief	2024	1,050,000	—	2,656,057	335,082	1,226,146	20,379	135,635	5,423,299
Executive Officer	2023	1,050,000	—	2,804,973	1,322,998	449,768	13,387	138,719	5,779,845
David Stasse	2025	565,000	1,000,000	1,165,183	—	—	12,384	49,079	2,791,646
Executive Vice President &	2024	565,000	—	492,907	264,143	396,535	12,158	64,139	1,794,882
Chief Financial Officer	2023	565,000	—	1,802,356	347,477	261,453	9,200	64,124	3,049,610
Angelo N. Chaclas	2025	500,000	500,000	855,086	—	—	34,015	42,385	1,931,486
Senior Vice President and	2024	500,000	—	361,726	193,845	350,916	35,991	58,425	1,500,903
Chief Legal Officer	2023	500,000	—	1,322,728	255,004	231,375	32,965	58,467	2,400,539
Bee van Kessel (1)	2025	519,876	—	489,379	—	—	132,656	511,802	1,653,713
Senior Vice President, Corporate	2024	—	—	—	—	—	—	—	—
Finance and Investor Relations	2023	—	—	—	—	—	—	—	—
Francesca Reverberi (1)	2025	603,167	—	738,111	—	—	213,923	6,597	1,561,798
Senior Vice President, Engineered	2024	541,168	—	415,151	—	478,042	261,449	5,520	1,701,330
Materials and Polymer Solutions	2023	—	—	—	—	—	—	—	—
(1)	Compensation for Ms. Reverberi and Ms. van Kessel was paid or is payable in CHF. The amount of compensation earned or received during 2025 was converted using the foreign exchange rate of US$1.1951 to CHF 1.000. The amount of compensation earned or received during 2024 was converted using the foreign exchange rate of US$1.1417 to CHF 1.000. These rates have been determined by averaging the exchange rates in effect for each calendar year.
(2)	The amount in this column reflects the grant date fair value of restricted stock unit, performance unit and restricted cash unit awards granted in the periods presented, calculated in accordance with ASC 718. Restricted cash units are accounted for under ASC 718, but as liability settled awards as they are settled in cash. Pursuant to the terms of retention award agreements, all NEOs waived all cash-settled awards. See “Retention Awards and Waiver of ACI and RCU Vesting” for information on vesting of RCUs. Grant date fair value for performance share units was determined using a Monte Carlo valuation model. The assumptions used for determining grant date fair value are described in Note 22 to our consolidated financial statements filed with this Annual Report on Form 10-K.
(3)	The amount in this column reflects the grant date fair value of option awards granted in the periods presented, computed using the Black-Scholes pricing model, whose inputs and assumptions are as of the grant dates and described in Note 22 to our consolidated financial statements filed with this Annual Report on Form 10-K.
(4)	This amount includes each NEO’s earned annual cash incentive payout as discussed in “Compensation Discussion and Analysis—2025 Compensation Structure & Performance—Annual Cash Incentive Plan” above. Pursuant to the terms of retention award agreements, all NEOs waived all cash incentive awards in 2025. See “Retention Awards and Waiver of ACI and RCU Vesting” for information.
(5)	The amount in this column reflects the aggregate change in the actuarial present value of Ms. Reverberi’s & Ms. van Kessel’s accumulated benefit under our defined benefit pension plan in respect of each year in the table. Amounts reported for Messrs. Bozich, Stasse and Chaclas reflect earnings on non-qualified deferred compensation plans. See “—U.S. Non-Qualified Deferred Compensation Table” below for information with respect to the NEOs’ deferred compensation amounts for 2025.

(6)	Included in “All Other Compensation” for fiscal year 2025 were the following items:

		Non-qualified
		deferred
	401k Plan	comp plan	Allowances	Other
NEO	($) (i)	($) (ii)	($) (iii)	($) (iv)	Total ($)
Frank A. Bozich	18,460	106,127	—	201	124,788
David Stasse	15,875	33,003	—	201	49,079
Angelo N. Chaclas	15,683	26,501	—	201	42,385
Bee van Kessel	—	—	—	511,802	511,802
Francesca Reverberi	—	—	6,597	—	6,597
(i)	Represents Company matching and discretionary contributions to the 401(k) Plan for Messrs. Bozich, Stasse, and Chaclas.
(ii)	Represents Company matching and discretionary contributions to our non-qualified deferred compensation plan (such amounts are also included in the “U.S. Non-Qualified Deferred Compensation Table” below).
(iii)	These amounts represent a family allowance (for children until age 16; and for education until age 25) offered by the Swiss government.
(iv)	Represents the aggregate of all other compensation items paid to Messrs. Bozich, Stasse, and Chaclas for personal benefits, which individually do not exceed $10,000. For Messrs. Bozich, Stasse, and Chaclas, these amounts represent payment of group life insurance premiums. The amount for Ms. van Kessel represents an expat assignment package which included reimbursement for relocation costs ($158,555), tax reimbursements ($193,271), a housing allowance ($22,250), utility allowance ($1,350), home leave trip reimbursement ($2,901), property management allowance ($1,250), school tuition reimbursement ($113,130), storage allowance ($7,150) and health care cost reimbursement ($11,945).

Grant of Plan-Based Awards Table

The following table shows all plan-based awards granted to the NEOs during 2025. All incentive awards were granted under the Equity Plan as a target percentage of each NEOs base salary with the target value of the equity award comprised of a combination of RSUs, PSUs or RCUs, depending on the NEO. See “Compensation Discussion and Analysis—2025 Compensation Structure & Performance—Long-Term Equity Incentive Compensation” for more information regarding the 2025 equity awards. All NEOs were eligible for cash incentives for 2025 performance under the Company’s ACI Plan. See “Compensation Discussion and Analysis—2025 Compensation Structure & Performance—Annual Cash Incentive Plan” above.

		Estimated Future Payouts			Estimated Future Payouts
		Under Non-Equity Plan			Under Equity Plan
		Awards (1)			Awards (2)
								All other
								stock		Grant Date
								awards:		Fair Value
								Number of	Closing	of Stock
								shares	Stock	and
								of stock	Price on	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	Grant Date	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#) (3)	($/sh)	($)
Frank A. Bozich
RSUs	2/27/2025	—	—	—	—	—	—	282,692	5.00	1,413,460
PSUs	2/27/2025	—	—	—	28,269	376,923	753,846	—	5.00	1,334,308
RCUs	2/27/2025	—	—	—	—	—	—	282,692	5.00	1,413,460
ACI	1/1/2025	163,800	1,365,000	2,730,000	—	—	—	—	—	—
David Stasse
RSUs	2/27/2025	—	—	—	—	—	—	123,745	5.00	618,725
PSUs	2/27/2025	—	—	—	3,712	49,498	98,996	—	5.00	175,223
RCUs	2/27/2025	—	—	—	—	—	—	74,247	5.00	371,235
ACI	1/1/2025	50,850	423,750	847,500	—	—	—	—	—	—
Angelo Chaclas
RSUs	2/27/2025	—	—	—	—	—	—	90,812	5.00	454,060
PSUs	2/27/2025	—	—	—	2,724	36,325	72,650	—	5.00	128,591
RCUs	2/27/2025	—	—	—	—	—	—	54,487	5.00	272,435
ACI	1/1/2025	72,380	603,167	1,206,334	—	—	—	—	—	—
Bee van Kessel
RSUs	2/27/2025	—	—	—	—	—	—	51,973	5.00	259,865
PSUs	2/27/2025	—	—	—	1,559	20,789	41,578	—	5.00	73,594
RCUs	2/27/2025	—	—	—	—	—	—	31,184	5.00	155,920
ACI	1/1/2025	36,972	308,100	616,200	—	—	—	—	—	—
Francesca Reverberi
RSUs	2/27/2025	—	—	—	—	—	—	78,389	5.00	391,945
PSUs	2/27/2025	—	—	—	2,352	31,356	62,712	—	5.00	111,001
RCUs	2/27/2025	—	—	—	—	—	—	47,033	5.00	235,165
ACI	1/1/2025	45,000	375,000	750,000	—	—	—	—	—	—
(1)	Represents awards provided under our ACI Plan discussed above under “Compensation Discussion and Analysis—2025 Compensation Structure & Performance—Annual Cash Incentive Plan”. The maximum amount represents two times the target amount. The actual amounts earned by the NEOs with respect to 2025 are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2)	This column represents unvested PSUs granted in 2025. PSUs partially vest in four performance periods ending on each of the first, second and third year anniversary of the date of grant, subject to achieving certain TSR performance metrics during each vesting period. The number of PSUs that vest upon completion of each performance period can range from 0 to 200% of the original grant.
(3)	This column represents unvested RSUs and RCUs granted in 2025. All RSUs and RCUs vest in three equal installments beginning on the first anniversary of the grant date. The RCUs are cash-settled subject to a cap. Pursuant to the terms of retention award agreements, all NEOs waived all cash-settled awards. See “Retention Awards and Waiver of ACI and RCU Vesting” for information on vesting of RCUs.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table; Other Narrative Disclosure

Employment Agreements with Current Executives

Each NEO is employed pursuant to a written agreement of employment. We entered into executive employment agreements with Mr. Bozich in December 2018, Mr. Stasse in April 2019, Mr. Chaclas in January 2020, Ms. Reverberi in October 2021 and Ms. van Kessel in March 2025. Mr. Bozich’s employment agreement provides for an initial three-year term, with automatic one-year extensions beginning on the expiration of the initial term, which may be terminated with at least one-year prior written notice. Mr. Stasse’s and Mr. Chaclas’ agreements provide for an initial term of one year and are subject to automatic one-year extensions beginning on the expiration of the initial term, which may be terminated with at least 90 days’ prior written notice from the executive or the Company stating the intent not to extend the employment term. Ms. Reverberi’s and Ms. van Kessel’s employment agreements are for an indefinite term and may be terminated by the Company or Ms. van Kessel with 6 months’ advance written notice and by Ms. Reverberi with 3 months’ advance written notice.

Under the terms of their agreements, Messrs. Bozich, Stasse and Chaclas and Ms. Reverberi and Ms. van Kessel were entitled to receive minimum annual base salaries in 2025 of $1,050,000, $565,000, $500,000, CHF 504,700 and CHF 435,000, respectively. These salaries are subject to annual review by the Board (or a committee thereof) during the first 90 days of each calendar year, and the base salary in respect of such calendar year may be increased above, but not decreased below, its level for the preceding calendar year. Each NEO is also entitled to participate in our employee and fringe benefit plans as may be in effect from time to time on the same general basis as our other employees.

Under their employment agreements, including increases approved by the compensation committee, Messrs. Bozich, Stasse, Chaclas and Ms. Reverberi and Ms. van Kessel had target bonus opportunities under our ACI Plan equal to 130%, 75%, 75%, 100% and 60%, respectively, of their base salaries. For 2025, based on the Company’s performance compared to financial performance metrics no payments were made to NEOs as performance was below Threshold. See “Compensation Discussion and Analysis—2025 Compensation Structure & Performance—Annual Cash Incentive Plan.” Each NEO has waived their right to any payment under the ACI Plan. See “Retention Awards and Waiver of ACI and RCU Vesting.”

Equity and Cash Incentive Awards under Amended & Restated 2014 Omnibus Incentive Plan

Each of our NEOs participated in our Equity Plan in 2025. Messrs. Bozich, Stasse, Chaclas and Ms. Reverberi and Ms. van Kessel received an annual target equity incentive award under the Equity Plan of 420%, 205%, 170%, 130% and 100% respectively, of their base salaries. For Mr. Bozich, the value of the equity award was split among RSUs (30%), PSUs (40%), and RCUs (30%). For Mr. Stasse, Mr. Chaclas, Ms. Reverberi and Ms. van Kessel, the value of the equity award is split among RSUs (50%), PSUs (20%), and RCUs (30%).

Restricted Stock Units. RSUs granted under the Equity Plan will vest in three equal annual installments beginning on the first anniversary of the grant date, generally subject to the executive’s continued employment with the Company on each vesting date. Upon a termination of employment due to the employee’s death or disability prior to the vesting date, termination without cause due to a restructuring or redundancy or termination without cause within 2 years of a change in control, the RSUs will vest in full upon the employee’s termination date. Upon the employee’s retirement prior to the vesting date, the RSUs will continue to vest on the original vesting schedule. In the event the employee voluntarily resigns or is terminated for cause, all unvested RSUs will be forfeited. Upon vesting, for each RSU held by an award holder, such award holder will be entitled to an amount equal to any cash dividend or repayment of equity paid by the Company for one ordinary share during the vesting period (“dividend equivalents”). Award holders have no right to receive the dividend equivalents unless and until the associated RSUs vest. The dividend equivalents will be payable in cash and will not accrue interest.

Performance Stock Units. PSUs granted under the Equity Plan in 2025 will vest over four performance periods, consisting of three one-year performance periods and one three-year performance period, which are each measured independently. Vesting will be calculated during each performance period, subject generally to the executive’s continued employment and based on the Company’s relative TSR performance, assuming the reinvestment of dividends, against the performance of all chemical and basic materials companies in the S&P 600 Small Cap Index. The percentage of the total PSU award that may vest during each performance period is as follows:

% of Award
Eligible for
Performance Period	Vesting
2025	15%
2026	15%
2027	15%
2025 – 2027	55%

The percentage of PSUs that will vest during each performance period, based on TSR performance metrics, is generally as follows:

% of Target
Trinseo Percentile Ranking Relative to Peer Group	Shares Vested*
Under 25th percentile	—%
25th percentile	50%
50th percentile	100%
75th percentile	200%
*	Vesting is interpolated between the 25th and 50th and between the 50th and 75th percentiles

Regardless of the foregoing targets, vesting of the PSUs is capped at 100% of target if the Company’s TSR is negative for the three-year performance period. Additionally, the total value of the awards delivered at vesting is capped at three times (300%) the target shares multiplied by the grant date share price. Because the Company assumes reinvestment of dividends, dividend equivalents accrue during the performance period. However, dividend equivalents will be paid only if, and to the extent, the PSUs vest, since we do not believe the executives should receive the benefit of such dividend earnings if the performance criteria associated with the PSU award is otherwise not met. PSUs which vest during each performance period will be delivered, in aggregate, on the third anniversary of the grant date. Finally, if PSUs vest above the 100% target vesting threshold, the compensation committee may vest any amount over the target threshold in cash, in its sole discretion.

Upon a termination of employment due to the employee’s death or disability prior to the vesting date, the performance vesting requirements will be deemed to have been met and a pro-rated portion of the PSUs will vest based on the employee’s termination date. Upon an employee’s retirement, a pro-rated portion of the PSUs will vest based on the employee’s termination date, subject to meeting the performance vesting requirements. If an employee is terminated without cause within 2 years of a change in control, the PSUs will vest based on a meeting the performance vesting requirements during the performance period ending on the date of the change in control. In the event the employee voluntarily resigns or is terminated for cause, all unvested PSUs will be forfeited.

Stock Options. The option awards issued under the Equity Plan, which contain an exercise term of nine years from the grant date, vest in three equal annual installments beginning on the first anniversary the grant date, generally subject to the employee remaining continuously employed on the applicable vesting date. Upon a termination of employment due to the employee’s death or disability prior to the vesting date, or termination without cause within 2 years of a change in control, the options will vest immediately. Upon the employee’s retirement or a termination of employment by the Company without cause in connection with a restructuring or redundancy prior to a vesting date, the options will continue to vest on the original vesting schedule. In the event the employee voluntarily resigns or is terminated for cause, all vested and unvested options will be forfeited.

Restricted Cash Units. The RCUs are cash-settled awards that vest in three annual installments beginning on the first anniversary of the date of grant. Cash payment for vested RCUs will equal the closing price of the Company’s shares on the vesting date times the number of vested RCUs, subject to applicable closing price caps. Upon a termination of employment due to the employee’s death or disability, or without cause due to a restructuring or redundancy, prior to the vesting date, the RCUs will vest pro-rata upon the employee’s termination date. If the employee is terminated without cause within 2 years of a change in control, the RCUs will vest in full upon the employee’s termination date. Upon the employee’s retirement prior to the vesting date, the RCUs will continue to vest on the original vesting schedule. In the event the employee voluntarily resigns or is terminated for cause, all unvested RCUs will be forfeited. Pursuant to the terms of retention award agreements, all NEOs waived payment under all vested cash-settled awards. See “Retention Awards and Waiver of ACI and RCU Vesting” for information on waiver of vested RCUs.

Retention Awards and Waiver of ACI and RCU Vesting

In February 2026 NEOs were granted certain retention awards conditioned upon the NEO’s continued employment until March 31, 2027, except pursuant to a Qualifying Termination (as defined therein). The retention awards were paid subject to the NEO’s agreement to (i) forfeit any cash payment under the Company’s 2025 ACI Plan; (ii) cancel vesting of any existing cash-settled long-term incentive awards granted under the Equity Plan; (iii) forfeit any new long-term incentive award grant in 2026; (iv) cancel any existing retention bonus payments scheduled to be paid in 2026; and (v) waive the ability to terminate employment under his or her existing employment agreement with the Company for “Good Reason” (as defined therein). The retention award amounts are set forth below.

Named Executive Officer	Amount
Frank Bozich, President and Chief Executive Officer	$3,200,000
David Stasse, Executive Vice President and Chief Financial Officer	$2,500,000
Francesca Reverberi, Senior Vice President, Engineered Materials and Polymer Solutions	$1,700,000
Angelo Chaclas, Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	$1,350,000
Bee van Kessel, Senior Vice President, Corporate Finance and Investor Relations	$650,000

Outstanding Equity Awards at Fiscal Year-End Table

The table below sets forth certain information regarding outstanding and unvested equity awards held by the NEOs as of December 31, 2025. The awards below represent RSUs, RCUs, PSUs, and options issued under our Amended & Restated 2014 Omnibus Incentive Plan.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive Plan
								Incentive	Awards:
			Equity Incentive			Number	Market	Plan Awards:	Market or
			Plan Awards:			of shares	value of	Number of	Payout Value
		Number of	Number of			or unites	shares or	Unearned	of Unearned
		Securities	Securities			of stock	units of	Shares, Units,	Shares, Units
		Underlying	Underlying			that have	stock that	or Other	or Other
		Unexercised	Unexercised	Option	Option	not	have not	Rights that	Rights that
		Options (#)	Options (#) (1)	Exercise	Expiration	vested	vested	have Not	have Not
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date	(#) (2)	($) (3)	Vested (#) (4)	Vested ($) (3)
Frank Bozich	2/27/2025	—	—	—	—	282,692	$140,498	376,923	$187,331
	2/27/2025	—	—	—	—	282,692	$140,498	—	$—
	2/22/2024	45,404	90,808	4.33	2/22/2033	149,579	$74,341	224,368	$111,511
	2/22/2024	—	—	—	—	165,053	$82,031	—	$—
	2/22/2023	81,215	40,608	24.08	2/22/2032	54,942	$27,306	73,256	$36,408
	2/16/2022	—	—	—	1/0/1900	—	$—	—	$—
	2/17/2021	—	—	—	1/0/1900	—	$—	—	$—
	2/25/2020	41,915	—	24.30	2/25/2029	—	$—	—	$—
David Stasse	2/27/2025	—	—	—	—	123,745	$61,501	49,498	$24,601
	2/27/2025	—	—	—	—	74,247	$36,901	—	$—
	2/21/2024	35,219	70,438	4.40	2/21/2033	40,009	$19,884	80,017	$39,768
	2/22/2023	21,330	10,666	24.08	2/22/2032	38,480	$19,125	43,290	$21,515
	2/16/2022	—	—	—	—	—	$—	—	$—
	2/17/2021	—	—	—	—	—	$—	—	$—
	2/25/2020	22,863	—	24.30	2/25/2029	—	$—	—	$—
Angelo Chaclas	2/27/2025	—	—	—	—	90,812	$45,134	36,325	$18,054
	2/27/2025	—	—	—	—	54,487	$27,080	—	$—
	2/21/2024	25,846	51,692	4.40	2/21/2033	29,361	$14,592	58,722	$29,185
	2/22/2023	15,654	7,827	24.08	2/22/2032	28,240	$14,035	31,770	$15,790
	2/25/2020	30,521	—	24.30	2/25/2029	—	$—	—	$—
Bee van Kessel	2/27/2025	—	—	—	—	51,973	$25,831	20,789	$10,332
	2/27/2025	—	—	—	—	31,184	$15,498	—	$—
	2/21/2024	—	—	—	—	34,073	$16,934	34,073	$16,934
	2/22/2023	5,637	2,819	24.08	2/22/2032	3,814	$1,896	5,085	$2,527
	2/16/2022	1,457	—	58.64	2/16/2031	—	$—	—	$—
	2/17/2021	1,473	—	61.06	2/17/2030	—	$—	—	$—
	2/25/2020	4,616	—	24.30	2/25/2029	—	$—	—	$—
	2/26/2019	1,553	—	51.02	2/26/2028	—	$—	—	$—
Francesca Reverberi	2/27/2025	—	—	—	—	78,389	$38,959	31,356	$15,584
	2/27/2025	—	—	—	—	47,033	$23,375	—	$—
	2/21/2024	—	—	—	—	43,885	$21,811	43,885	$21,811
	2/22/2023	9,261	4,631	24.08	2/22/2032	6,265	$3,114	8,354	$4,152
	2/16/2022	6,529	—	58.64	2/16/2031	—	$—	—	$—
	2/17/2021	6,612	—	61.06	2/17/2030	—	$—	—	$—
	2/25/2020	8,007	—	24.30	2/25/2029	—	$—	—	$—
	2/26/2019	2,564	—	51.02	2/26/2028	—	$—	—	$—
	2/22/2018	1,845	—	81.20	2/22/2027	—	$—	—	$—
	2/16/2017	1,668	—	71.45	2/16/2026	—	$—	—	$—
(1)	Option awards vest in three equal installments beginning on the first anniversary of the date of grant.
(2)	This column represents unvested RSUs and RCUs. All RSU awards granted prior to 2024 vest in full on the third anniversary of the grant date. RSU and RCU awards granted in 2025 vest in three equal installments beginning on the first anniversary of the date of grant. RCUs are settled in cash. Pursuant to the terms of retention award agreements, all NEOs waived payment under all vested cash-settled awards. See “Retention Awards and Waiver of ACI and RCU Vesting” for information on waiver of vested RCUs.

(3)	The market value of the RSU and PSU awards was calculated using the Company’s closing stock price on December 31, 2025 of $0.50.
(4)	This column represents unvested PSUs. PSU awards vest during four performance periods, consisting of three one-year performance periods and one three-year performance period, which are each measured independently, subject to achieving certain TSR performance metrics. The number of the PSUs that vest upon completion of the performance period can range from 0 to 200% of the original grant. The number of unvested PSUs was calculated assuming target (100%) achievement.

Options Exercised and Shares Vested Table

The following table shows the number of options exercised and the number of shares acquired through the vesting of RSU awards by our NEOs during 2025.

	Option Awards		Share Awards
	Number of	Value Realized	Number of Shares	Value Realized
	Options Exercised	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Frank A. Bozich	—	—	95,202	$517,758
David Stasse	—	—	25,632	$139,350
Angelo N. Chaclas	—	—	18,402	$100,165
Bee van Kessel	—	—	18,352	$100,803
Francesca Reverberi	—	—	24,469	$134,109

U.S. Non-Qualified Deferred Compensation Table

The following table summarizes the activity during 2025, as well as the year-end account balances, in our non-qualified savings and deferred compensation plan for Messrs. Bozich, Stasse and Chaclas. Ms. Reverberi and Ms. van Kessel are based in Switzerland and are not eligible to participate in the plan. The plan allows eligible employees, including the NEOs, to defer a portion of their compensation (up to 75% of base salary and up to 100% of annual cash incentive awards) on a pre-tax basis with a matching contribution from the Company, payable at a future date based on specific plan parameters. Additionally, the plan provides for discretionary company contributions in connection with earnings in excess of the limits under the Company’s 401(k) plan. While the plan is unfunded, amounts deferred under the plan are credited with earnings based on the performance of selected investment vehicles that are available in the open market. The plan is available to all U.S. employees who satisfy certain eligibility requirements, including the NEOs. An eligible participant can elect to receive a distribution under the plan in the form of a lump sum payment upon separation from service with the Company. Additionally, a participant may elect to receive a distribution at a specified future date in either a single lump sum or a series of annual installments over a period of 5 to 10 years. However, this latter distribution option is only available for the elective deferral of a participant’s base salary and annual cash incentive award. Company matching and discretionary contributions must be paid as a lump sum at separation from employment.

				Aggregate	Aggregate
	Executive	Company	Aggregate	Withdrawals/	Balance as of
	Contributions	Contributions	Earnings in 2025	Distributions	December 31, 2025
Name	in 2025 ($) (1)	in 2025 ($) (2)	($) (3)	in 2025 ($)	($) (4)
Frank Bozich	—	$106,127	$22,967	—	$581,659
David Stasse	—	$33,003	$12,384	—	$307,842
Angelo N. Chaclas	—	$26,501	$34,015	—	$415,238
(1)	Represents the amount contributed under the non-qualified savings and deferred compensation plan.
(2)	Includes matching and discretionary amounts that were contributed by the Company under the non-qualified savings and deferred compensation plan. These amounts are also included in the Summary Compensation Table in the “All Other Compensation” column.
(3)	Represents earnings on account balances under the Company’s non-qualified savings and deferred compensation plan. Amounts are included as compensation in the Summary Compensation Table.
(4)	Includes amounts that were reported as compensation in the Summary Compensation Table in 2025 and prior years to the extent such amounts were contributed by the executive and the Company, but not to the extent that such amounts represent earnings.

Pension and Other Postretirement Benefits

Switzerland Retirement Plan

The Switzerland retirement plan is a fully insured defined contribution pension plan. Future retirement benefits are calculated based on accumulated savings at retirement, which consists of savings contributions made by the employee and the Company, and an annually credited interest rate that is contingent upon investment results. Actual retirement benefits will be dependent on investment results, actual rate of interest applied on the savings capital, potential future changes in plan regulation and/or legal changes and future salary changes. The amount of pensionable salary is calculated using base pay plus the annual target bonus amount minus a coordination amount that reflects the maximum social security pension in place at the time and is subject to a statutory maximum. Employee and Company contributions are based on the employee’s age and determined in accordance with the percentage of pensionable salary as follows:

	Employee saving contributions	Employer saving contributions
Name	in % of pensionable salary	in % of pensionable salary
Bee van Kessel	8%	8%
Francesca Reverberi	8%	12%

In addition, the Company pays the total premiums for risk benefits and other costs. Benefits are paid as a monthly annuity, lump sum or a combination of these two payment forms.

Supplemental Employee Retirement Benefit

The following table shows the actuarial present value of accumulated pension and other post-retirement benefits as of December 31, 2025:

		Number of Years of	Present Value of
		Credited Service	Accumulated Benefit ($)	Payments During 2025
Name	Plan Name	(#) (1)	(2) (3)	($)
Bee van Kessel	Switzerland Retirement Plan	10.5	1,232,148	—
Francesca Reverberi	Switzerland Retirement Plan	18.5	3,385,718	—
(1)	Represents credited service for calculating the present value of the accumulated benefit and is not the same as actual service.
(2)	Ms. Reverberi’s and Ms. van Kessel’s accumulated benefit are calculated in CHF and was converted using the foreign exchange rate of US$1.1951 to CHF1.00. This rate was determined by averaging the monthly exchange rates in effect during 2025.
(3)	The inputs and assumptions used to determine the present value of accumulated benefits are provided in the table below. These assumptions are consistent with the assumptions set forth in Note 21 to the 2025 consolidated financial statements filed with this Annual Report on Form 10-K.

	Discount rate	Salary Increase
Switzerland Retirement Plan	1.21%	2.0%

Payments upon Termination or Change in Control

Messrs. Bozich, Stasse and Chaclas

In the event of an executive’s termination of employment for any reason, Messrs. Bozich, Stasse and Chaclas will each be entitled to receive any unpaid base salary through the date of termination and all accrued and vested benefits under our vacation and other benefit plans and, except in the case of a termination by us for “cause” or by the executive without “good reason” (each, as defined in the executive’s employment agreement), (i) any annual bonus earned but unpaid with respect to the calendar year ending on or preceding the date of termination and (ii) a pro rata target bonus for the calendar year of termination.

In addition to the severance benefits described above, upon termination of an executive without “cause” or by the executive for “good reason,” the executive will be entitled to receive the following severance benefits, subject to the executive’s timely execution of a general release of claims.

In the case of Mr. Bozich, in the event of his termination by the Company without “cause” or if Mr. Bozich terminated his employment for “good reason”, Mr. Bozich would be entitled to receive a severance payment equal to 2.0 times his annual base salary and target bonus, payable in equal monthly installments over the 24-month period following his termination. Additionally, Mr. Bozich is eligible to receive continued health benefits for a period of 24 months following such termination, provided, however, that if he obtains other employment that offers group health benefits, such continued insurance coverage will terminate, or enrolls in coverage through Medicare, a spousal plan, or an insurance exchange other than COBRA, the Company will pay Mr. Bozich the amount equivalent to the Company’s share of COBRA premiums for 24 months as if Mr. Bozich had enrolled in COBRA. To the extent that Mr. Bozich experiences a termination of employment by us without “cause” or for “good reason” within two years following a “change in control” (as defined in his agreement), the cash severance benefits described above will be (or would have been) equal to 3.0 times his annual base salary and target bonus, paid in a cash lump sum as opposed to in installments.

In the case of Mr. Stasse and Mr. Chaclas, each will be entitled to receive, subject to the timely execution of a general release of claims (i) a severance payment equal to 1.5 times the sum of his respective base salary and target bonus, payable in equal monthly installments over the 18-month period following his or her termination, and (ii) 18 months of health benefits continuation, provided, however, that if he obtains other employment that offers group health benefits, such continued insurance coverage will terminate. To the extent that any executive experiences a termination of employment by us without “cause” or by the executive for “good reason” within two years following a “change in control” (as defined in the agreements), the executive will receive a lump sum payment equal to 2.0 times the sum of his respective base salary and target bonus in lieu of the health benefits continuation described above.

For Messrs. Bozich, Stasse and Chaclas, to the extent that any payments that are considered to be contingent on a change in control would be subject to Sections 280G and 4999 of the Code, such payments will be reduced if the net benefit to them on an after-tax basis would be greater than receiving the full value of all payments and paying the excise tax. The amounts in the table assume that the full amounts were paid to the executives, without any limitation.

To the extent that any portion of Messrs. Bozich’s, Stasse’s and Chaclas’ severance amount due to a termination of employment by us without “cause” or by the executive for “good reason” constitutes nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, any payment scheduled to occur during the first 60 days following his termination of employment shall not be paid until 6 months following his termination.

The agreements with Messrs. Bozich, Stasse and Chaclas contain a non-competition covenant that prohibits the executive from competing against us for a period of two years following termination of employment. These agreements also contain non-solicitation provisions that prohibit the executive from actively soliciting our employees, customers or suppliers during the period of employment and for a period of two years following termination of employment. The executives are also subject to perpetual confidentiality restrictions that protect our proprietary information, developments and other intellectual property.

Ms. Reverberi and Ms. van Kessel

In the event of termination of her employment for any reason, Ms. Reverberi and Ms. van Kessel will be entitled to receive any unpaid base salary through her date of termination and all accrued and vested benefits under our vacation and other benefit plans and, except in the case of a termination by us for “cause” or by the executive (i) any annual bonus earned but unpaid with respect to the calendar year ending on or preceding the date of termination; and (ii) an amount equal to the pro-rata portion of his or her target bonus for the calendar year of termination. Ms. Reverberi and Ms. van Kessel will also receive payments required by applicable law upon a termination by reason of disability, as described in the table below.

In addition to the severance benefits described above, upon termination of Ms. Reverberi or Ms. van Kessel by us without “cause,” she will be entitled to receive severance benefits, subject to her timely execution of a general release of claims. Ms. Reverberi’s severance benefits will be an amount equal to 1.5 times of the sum of her annual base salary and target bonus, payable in equal monthly installments over the 18-month period following such termination. Ms. van Kessel’s severance benefits will be an amount equal to 1.0 times of the sum of her annual base salary and target bonus, payable in equal monthly installments over the 12-month period following such termination. To the extent that she experiences a termination of employment by us without “cause” or by her for “good reason” within two years following a “change in control” (as defined in her agreement), the cash severance benefits described above will be paid in a cash lump sum as opposed to in installments.

The agreements for Ms. Reverberi and Ms. van Kessel contain a non-competition covenant that prohibit each from competing against us, and non-solicitation provisions that prohibit her from actively soliciting our employees, customers or suppliers, for a period of two years, following her termination of employment. Ms. Reverberi and Ms. van Kessel are also subject to perpetual confidentiality restrictions that protect our proprietary information, developments and other intellectual property.

Potential Payments

The following table provides examples of the potential payments upon termination or upon a termination following a change in control to our NEOs, as if such event(s) took place on December 31, 2025 (the last business day of our most recent fiscal year). The amounts reflected in this table were determined in accordance with each NEO’s then existing employment agreement.

Amounts shown do not include (i) accrued but unpaid salary and vested benefits, including pension (as described above) and (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers. With respect to any termination of employment, each NEO is entitled to receive accrued but unpaid base salary through the date of termination of employment, accrued but unpaid vacation and pension benefits (as described above) through such date, and, in the case of a termination due to death, earned but unpaid bonus, if any, for the immediately preceding calendar year and a pro-rata bonus for the year of termination.

		Cash Separation	Value of Unvested	Health and Welfare	Value of Insurance
		Payment	Equity Awards	Benefits	Benefit
Name	Termination Trigger	($) (1)	($) (2)	($) (3)	($) (4)	Total ($)
Frank Bozich	Termination Without Cause	4,830,000	360,567	38,577	—	5,229,144
	Death	—	542,301		500,000	1,042,301
	Disability	—	542,301		250,000	792,301
	Retirement		676,478			676,478
	Change in Control	7,245,000	869,867	38,577	—	8,153,444
David Stasse	Termination Without Cause	1,483,125	125,155	45,976	—	1,654,256
	Death	—	189,534		500,000	689,534
	Disability	—	189,534		250,000	439,534
	Retirement		216,346			216,346
	Change in Control	1,977,500	254,117	45,976	—	2,277,592
Angelo Chaclas	Termination Without Cause	1,312,500	91,847	50,060	—	1,454,407
	Death	—	139,094		500,000	639,094
	Disability	—	139,094		250,000	389,094
	Retirement		158,770			158,770
	Change in Control	1,750,000	186,489	50,060	—	1,986,549
Bee van Kessel	Termination Without Cause	831,801	53,222	—	—	885,023
	Death	—	71,391		—	71,391
	Disability	—	71,391		—	71,391
	Retirement		82,652			82,652
	Change in Control	1,663,602	98,086	—	—	1,761,688
Francesca Reverberi	Termination Without Cause	1,809,501	76,444	—	—	1,885,945
	Death	—	101,751		—	101,751
	Disability	—	101,751		—	101,751
	Retirement		118,735			118,735
	Change in Control	2,412,668	140,407	—	—	2,553,075
(1)	Cash separation payments are generally payable in installments except for payments upon a change in control, which are generally payable in a lump sum.
(2)	Represents the value associated with equity awards issued under our Equity Plan and dividend equivalents paid, as applicable on these awards. Under our Equity Plan, RSUs and options vest in full upon death, disability, or a change in control, and vest in part in certain circumstances when termination is without cause. PSUs vest in full upon a change in control, and vest in part upon death or disability. The value of the equity awards granted under our Equity Plan was calculated using the Company’s closing stock price on December 31, 2025 of $0.50 per share. While the number of PSUs that vest can range from 0 to 200% of the original grant, the information in the table above was calculated presuming performance was at target, and therefore 100% of the original grant.
(3)	Ms. Reverberi and Ms. van Kessel receive government sponsored health and welfare benefits, and therefore, do not participate in the Company’s health and welfare benefit plans.

(4)	Represents the maximum value of insurance payable on death due to accident or dismemberment or in the event of permanent disability. The insurance death benefit would be $250,000, where the executive’s death was due to a cause other than accident or dismemberment. Employees in Switzerland are not covered under the employee life insurance policy and only receive applicable social system death benefits.

CEO Pay Ratio

In 2025 the Company updated its comparison of CEO pay to the pay of its employees, consistent with SEC rules. As of December 31, 2025, the Company determined that the total number of employees was 2,808. When identifying the median employee in 2025, the Company chose target total cash compensation as the consistently applied compensation measure. To make this calculation, the Company annualized pay for those employees who commenced work during 2025, through recruitment and acquisition, and any employee who was on unpaid leave for a portion of 2025. The Company used a statistically valid sampling methodology to identify a population of employees whose target total cash compensation was within a 2% range of the median. From this sample, the Company identified the median employee.

Total compensation for 2025 for our CEO was $5,358,983, and the median employee’s total compensation was $76,655. Therefore, as further described in the table below, the Company’s 2025 ratio of CEO pay to median worker pay is 70:1.

			Median
Compensation Element	CEO ($)		Employee ($)
Annual Salary	$1,050,000		$70,720
Overtime (OT), Double Time (DT), and Shift Differential (SD)	$—		$—
Salary (including OT, DT and SD)	$1,050,000		$70,720
Bonus	$—		$—
Fair Value of Stock Awards	$4,161,228		$—
Fair Value of Option Awards	$—		$—
Non-equity Incentive Plan Compensation	$—		$3,127
Non-qualified Deferred Compensation Earnings	$22,967		$—
All Other Compensation	$124,788		$2,808
Summary Compensation Table Totals	$5,358,983		$76,655
2025 CEO Pay Ratio		70:1

SEC rules for identifying the median employee allow companies to adopt a variety of methodologies, and to use reasonable estimates and assumptions that reflect their compensation practices. As such, pay ratios reported by other companies may not be comparable to the Company’s pay ratio reported above.

Director Compensation

For each of our non-employee directors, our 2025 director compensation program consisted of an annual cash retainer payment of $90,000, and an annual equity retainer of restricted stock units with a grant date fair value of $130,000, which vest on the one-year anniversary of their grant date. Additionally, the Board’s non-employee chair received an additional annual cash retainer of $130,000. The non-employee chairs of the audit committee, compensation committee, nominating and corporate governance committee and EHSS&PP committee received additional annual cash retainers of $25,000, $20,000, $15,000 and $15,000, respectively.

Our directors are subject to the Company’s share ownership guidelines, which stipulate that each director must hold five (5) times their annual cash retainer in Trinseo shares within five (5) years from the date of becoming a Board member. Until the ownership requirement is met, directors who are not in compliance must retain 50% of the shares issued after vesting and settlement of restricted stock units (net of all applicable taxes).

The following table sets forth information concerning the compensation earned by our directors during fiscal 2025.

	Fees Earned or
	Paid in Cash	Stock Awards	Total
	($) (1)	($) (2) (3)	($)
Joseph Alvarado	110,000	130,000	240,000
Sandra Beach Lin	105,000	130,000	235,000
Victoria Brifo	90,000	130,000	220,000
Jeffrey Cote	105,000	130,000	235,000
Pierre-Marie de Leener (4)	43,500	—	43,500
Jeanmarie Desmond	115,000	130,000	245,000
Matthew Farrell	90,000	130,000	220,000
K’Lynne Johnson	220,000	130,000	350,000
Henri Steinmetz	90,000	130,000	220,000
Mark Tomkins (4)	43,500	—	43,500
(1)	Consists of annual retainer amounts, which are paid quarterly and prorated based on the date of appointment as a director, or as committee or board chair.
(2)	The amounts reported represent the grant date fair value of restricted stock units granted in 2025 calculated in accordance with ASC 718. The assumptions used for determining fair value are described in Note 22 to our consolidated financial statements filed with this Annual Report on Form 10-K.
(3)	As of December 31, 2025, each of our non-employee directors held 42,484 shares pursuant to unvested restricted stock unit awards which vest in June 2026.
(4)	Mr. de Leener and Mr. Tomkins resigned from the Board in June 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares, nominal value $0.01, as of March 31, 2026 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our ordinary shares;
●	each of our named executive officers, directors and director nominees; and
●	all of our directors, director nominees and executive officers as a group.

As of March 31, 2026, we had 36,559,868 ordinary shares outstanding (excluding treasury shares), all of which were held by public investors (including certain of our directors and executive officers), the details of which are reflected in the table below.

Information with respect to beneficial ownership has been furnished by each director, director nominee, executive officer or beneficial owner of more than 5% of our ordinary shares. We have determined beneficial ownership in accordance with SEC rules. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting or investment power with respect to such shares. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of ordinary shares deemed outstanding includes shares issuable upon exercise of options held by the respective person or group which may be exercised within 60 days after March 31, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person or entity, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

The inclusion in the following table does not constitute an admission that the named shareholder is a direct or indirect beneficial owner. Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse.

			Of Number of Shares
	Total		Beneficially
	Number of Shares	Percent	Owned, Shares which May be
Name	Beneficially Owned	of Class (1)	Acquired within 60 Days (2)
M&G Investment Management Limited (3)	7,625,044	20.9%	—
Nut Tree Capital Management LP (4)	3,500,000	9.6%	—
BlackRock, Inc. (5)	2,255,125	6.3%	—
Charles Schwab Investment Management Inc (6)	2,091,125	5.8%	—
Frank A. Bozich	763,518	2.07%	321,473
David Stasse	278,988	*	116,036
Angelo N. Chaclas	327,463	*	120,061
Francesca Reverberi	129,337	*	42,290
Bregje van Kessel	64,165	*	19,280
Joseph Alvarado	52,187	*	—
Victoria Brifo	40,741	*	—
Jeffrey J. Cote	216,202	*	—
Jeanmarie Desmond	46,552	*	—
Matthew Farrell	207,741	*	—
Carol Flaton	—	—	—
Jill Frizzley	—	—	—
K’Lynne Johnson	48,429	*	—
Sandra Beach Lin	44,776	*	—
Henri Steinmetz	53,453	*	—
All Directors, Nominees and Executive Officers as a Group (18 persons) (7)	2,473,574	6.6%	740,897
*	Indicates less than one percent.
(1)	The ownership percentages set forth in this column are based on the Company’s outstanding ordinary shares (excluding treasury shares) as of March 31, 2026 and assume that each of the beneficial owners continued to own the number of shares reflected in the table on such date.
(2)	Includes options to purchase ordinary shares which have vested or will vest within 60 days of March 31, 2026.
(3)	On August 12, 2022 M&G Investment Management Limited (“M&G”) filed a Schedule 13D with the SEC reporting beneficial ownership of 7,625,044 of our ordinary shares, with sole voting power and sole dispositive power over such shares. In a Form 4 filed by M&G dated July 19, 2022, M&G reported beneficial ownership of 7,625,044 shares, which number is used in the table. The address of M&G is 10 Fenchurch Avenue, London, UK EC3M 5AG.
(4)	On November 14, 2024, Nut Tree Capital Management LP, Nut Tree Capital Management GP, LLC and Jared R. Nussbaum (“Nut Tree Capital”) filed a Schedule 13G with the SEC reporting beneficial ownership of 3,500,000 of our ordinary shares as of September 30, 2024 with shared voting power over 3,500,000 shares and shared dispositive power over 3,500,000. The address of Nut Tree Capital is 55 Hudson Yards, 22nd Floor, New York, NY 10001.
(5)	On July 17, 2025, BlackRock, Inc. (“BlackRock”) filed a Schedule 13G with the SEC reporting beneficial ownership of 2,255,125 of our ordinary shares, with sole voting power and sole dispositive power over such shares. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(6)	On February 12, 2026, Charles Schwab Investment Management Inc (“Charles Schwab”) filed a Schedule 13G with the SEC reporting beneficial ownership of 2,091,125 of our ordinary shares, with sole voting power and sole dispositive power over such shares. The address of Charles Schwab is 9800 Schwab Way, Lone Tree, CO 80124.
(7)	Includes 740,897 options to purchase ordinary shares which have vested, or will vest, within 60 days of March 31, 2026.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2025 with respect to compensation plans under which ordinary shares of the Company may be issued.

Number of securities
remaining available
	Number of securities				for future issuance
	to be issued upon		Weighted-average		under equity
	exercise of		exercise price		compensation plans
	outstanding options,		of outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by securityholders	4,474,109	(1)	$26.79	(2)	1,659,800
Equity compensation plans not approved by securityholders	—		—		—
Total	4,474,109		$26.79	(2)	1,659,800
(1)	Includes 1,921,477 restricted stock units, 1,358,920 performance stock units, and 1,193,712 options to purchase shares that have been granted under the approved Trinseo PLC Amended & Restated 2014 Omnibus Incentive Plan and remain outstanding as of December 31, 2025. The restricted stock units and performance stock units will result in the issuance of shares immediately upon vesting, with the vesting of performance stock units subject to the Company’s attainment of pre-established performance goals. The options to purchase shares will result in the issuance of shares upon exercise.
(2)	Represents the weighted-average exercise price of the above-mentioned options to purchase shares only. The Company’s performance award stock units and restricted stock units do not have associated exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our audit committee charter requires that the audit committee review and approve all related party transactions. The Company also has a written Related Party Transactions Policy and requires its officers and directors to submit a related party questionnaire annually, and provide updates as needed. When related party transactions between us and our officers, directors and principal shareholders and their affiliates are approved by the audit committee, it does so with the understanding that the terms of such transaction are no less favorable to us than those that we could obtain from unaffiliated third parties.

Our Conflict of Interest Policy is designed to help our directors, executive officers, and employees address situations that may involve a conflict of interest, which may include related party transactions. These include situations in which an individual’s personal interests are in conflict with the interests of the Company; situations in which an individual or family member receives personal benefits as a result of his or her position with the Company; and situations that may otherwise cast doubt on his or her ability to act objectively with or on behalf of the Company. The Company annually surveys our executive officers and directors regarding potential conflicts of interest. If such conflicts are reported or found, the Legal Department and/or our Chief Compliance Officer will seek to mitigate or eliminate such potential or actual conflicts of interest.

Board Independence

Our Corporate Governance Guidelines provide that our Board shall consist of such number of directors who are independent as is required and determined in accordance with applicable laws and regulations and requirements of the NYSE. The Board evaluates any relationships of each director and nominee with Trinseo and makes an affirmative determination whether or not such director or nominee is independent. Under our Corporate Governance Guidelines, an “independent” director is one who meets the qualification requirements for being an independent director under applicable laws and the corporate governance listing standards of the NYSE. Our Board reviews any transactions and relationships between each director or any member of his or her immediate family and Trinseo. The purpose of this review is to determine whether there were any such relationships or transactions and, if so, whether they were inconsistent with a determination that the director was independent. The Company maintains a related party transactions policy and conflict of interest policy, as discussed above. As a result of its review, our Board has affirmatively determined that all of our current directors and nominees, except for our CEO and President, Frank Bozich, are independent under the governance and listing standards of the NYSE.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is PricewaterhouseCoopers LLP (“PwC”), Philadelphia, Pennsylvania, Auditor ID: 238.

Audit and Other Fees

The following table shows the fees for professional services rendered by PwC for the year ended December 31, 2025 (fiscal 2025) and the year ended December 31, 2024 (fiscal 2024):

	2025	2024
Audit fees (1)	$5,902,000	6,069,000
Audit-related fees (2)	$15,000	245,000
Tax fees (3)	$420,000	417,000
All other fees (4)	$2,000	2,000
Total fees	$6,339,000	6,733,000
(1)	Consists of the audit of the Company’s financial statements and evaluation and reporting on the effectiveness of the Company’s internal controls over financial reporting, statutory audits, reviews of the Company’s quarterly financial statements, as well as services performed in conjunction with other SEC and regulatory filings. These fees include $342,000 and $336,000 paid to PricewaterhouseCoopers for the audit of all statutory accounts required by Irish law during fiscal 2025 and fiscal 2024, respectively.
(2)	Primarily consists of services related to financial due diligence, German energy audits, and various other agreed upon procedures. The decrease in fiscal 2025 vs. fiscal 2024 in audit-related fees is mainly due to financial due diligence services.
(3)	Consists of tax compliance, tax audit defense, as well as worldwide tax advisory and consulting services.
(4)	Consists of subscriptions to knowledge tools.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit services and all permitted non-audit services by PwC, including engagement fees and terms. Our policies prohibit the Company from engaging PwC to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information system design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, internal audit outsourcing, any management function, legal services or expert services not related to the audit, broker-dealer, investment adviser, or investment banking services or human resource consulting. In addition, we evaluate whether the Company’s use of PwC for permitted non-audit services is compatible with maintaining PwC’s independence. We concluded that PwC’s provision of non-audit services, all of which we approved in advance, was compatible with its independence.

Part IV

Item 15. Exhibits, Financial Statement Schedules

This Amendment to the Original Form 10-K is being filed solely to include the information required by Part III of Form 10-K.

Except as expressly set forth in this Amendment, the Company’s Original Form 10-K, filed with the SEC on March 13, 2026, remains unchanged and continues to speak as of the date of the original filing. This Amendment does not modify or update the financial statements, exhibits, or any other disclosures contained in the Original Form 10-K.

Part IV (Item 15) of the Company’s Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum and Articles of Association of Trinseo PLC, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on June 17, 2022)

4.1

Indenture among Trinseo Luxco Finance SPV S.à r.l., Trinseo NA Finance SPV LLC, the guarantors named therein, The Bank of New York Mellon, as trustee, and Alter Domus (US) LLC, as collateral agent, dated as of January 17, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed January 21, 2025)exhibit:https://www.sec.gov/Archives/edgar/data/1519061/000110465917055520/a17-21320_1ex4d1.htm

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

Exhibit No.	Description
10.8§

2025 Incremental Amendment to the Credit Agreement dated September 6, 2017, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Trinseo Luxco Finance SPV S.à r.l., and Deutsche Bank AG New York Branch, as administrative agent, collateral agent, L/C issuer and swing line lender, and the guarantors and lenders party thereto, dated as of January 17, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 21, 2025)

10.9

2026 Grace Period Amendment to the Credit Agreement dated September 6, 2017, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc. and the lenders party thereto, dated as of February 16, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 16, 2026)

10.10

Credit Agreement, dated as of September 8, 2023, among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2023)

10.11

First Amendment to Credit Agreement, dated January 26, 2024, to the Credit Agreement dated as of September 8, 2023 among Trinseo Luxco SARL, Trinseo NA Finance LLC, Trinseo Luxco Finance SPV SARL, Trinseo NA Finance SPV LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024)

10.12

Second Amendment to Credit Agreement by and among Trinseo LuxCo S.à.r.l., Trinseo NA Finance LLC, Trinseo LuxCo Finance SPV S.à.r.l., Trinseo NA Finance SPV LLC, Trinseo PLC, and Alter Domus (US) LLC, as Administrative Agent, dated December 12, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed December 16, 2024)

10.13§

Third Amendment to Credit Agreement dated as of September 8, 2023, by and among Trinseo NA Finance LLC, Trinseo LuxCo Finance SPV S.à r.l., Trinseo NA Finance SPV LLC, Trinseo PLC, and Alter Domus (US) LLC, as administrative agent and collateral agent, dated January 17, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 21, 2025)

10.14§§

Transaction Support Agreement, dated December 9, 2024, by and among the Company, and certain of their direct and indirect subsidiaries party thereto, and each of the Supporting Creditors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 11, 2024)

10.15§§

Deed of Release and Termination, dated July 18, 2024, entered into by and among Trinseo Europe GmbH, Trinseo Export GmbH, Trinseo Deutschland Anlagengesellschaft mbH, Trinseo Netherlands B.V., Altuglas LLC, Aristech Surfaces, LLC, Trinseo LLC, Trinseo U.S. Receivables Company SPV LLC, Styron Receivables Funding Designated Activity Company, Regency Assets Designated Activity Company, HSBC Bank plc, Trinseo Holding S.à r.l., TMF Administration Services Limited and the Law Debenture Trust Corporation plc (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 22, 2024)

10.16§§

Credit and Security Agreement, dated July 18, 2024, among Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, KKR Credit Advisors (US) LLC, GLAS USA LLC, GLAS Americas LLC, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2024)

10.17

First Amendment, dated as of February 24, 2026, to the Credit and Security Agreement dated July 18, 2024, among Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, KKR Credit Advisors (US) LLC, GLAS USA LLC, GLAS Americas LLC, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2025)

Exhibit No.	Description
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

10.30*	Form of Restoration and Elective Deferral Plan (incorporated herein by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.31*	Performance Award (PA) Plan (incorporated herein by reference to Exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-194561, filed May 5, 2014)

10.32*	Trinseo PLC Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 26, 2025)

Exhibit No.	Description
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

10.41*	Form of Executive Side Letter for Equity Grants (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 9, 2019)

10.42*	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 27, 2024).

10.43*	Form of Contingent Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025)

10.44*	Form of Conditional Retention Award Letter Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 6, 2026)

19.1	Trinseo PLC Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025)

21.1	Subsidiaries of Trinseo PLC (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2025)

23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the year ended December 31, 2025)

23.2	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K for the year ended December 31, 2025)

31.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K for the year ended December 31, 2025)

Exhibit No.	Description
31.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K for the year ended December 31, 2025)

31.3 †	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4 †	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K for the year ended December 31, 2025)

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K for the year ended December 31, 2025)

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

Date: April 27, 2026

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President and Chief Executive Officer (Principal Executive Officer)