Form 10-Q
period 2026-03-31
Trinseo PLC
filed 2026-04-30
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026, there were 36,559,868 of the registrant’s ordinary shares outstanding.

*On March 18, 2026, the NYSE filed a Form 25 relating to the delisting from the NYSE of our ordinary shares. The delisting became effective on March 30, 2026. The ordinary shares will continue to trade over the counter under the symbol “TSEOF.”

Trinseo PLC

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2026

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo PLC” refers to Trinseo PLC (OTC: TSEOF), a public limited company existing under the laws of Ireland, and not its subsidiaries. The terms “Trinseo,” the “Company,” “we,” “us” and “our” refer to Trinseo PLC and its consolidated subsidiaries, taken as a consolidated entity. All financial data provided in this Quarterly Report is the financial data of Trinseo PLC, unless otherwise indicated. Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”).

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, our ability to continue as a going concern; ongoing discussions with our financial stakeholders; our significant levels of indebtedness, ability to service our debt, meet our debt covenants or obtain amendments, waivers or forbearances; unexpected payment obligations or liabilities which could create liquidity challenges; conditions in the global economy and capital markets, including persistent decreased customer demand and the impact of tariffs on global trade relations; our ability to successfully generate cost savings through restructuring and cost reduction initiatives; our ability to successfully execute our business and transformation strategy; increased costs or disruption in the supply of raw materials; deterioration of our credit profile limiting our access to commercial credit; increased energy costs; the timing of, and our ability to complete, a sale of our interest in Americas Styrenics; compliance with laws and regulations impacting our business; any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges our ability to generate cash flows from operations and achieve our forecasted cash flows; and those discussed in our Annual Report filed with the SEC on March 13, 2026 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$110.6	$146.7
Accounts receivable, net of allowances (March 31, 2026: $9.3; December 31, 2025: $10.2)	426.2	364.5
Inventories	323.4	316.0
Other current assets	83.5	37.5
Total current assets	943.7	864.7
Investments in unconsolidated affiliate	209.1	206.9
Property, plant and equipment, net of accumulated depreciation (March 31, 2026: $954.8; December 31, 2025: $953.0)	503.4	523.6
Other assets
Goodwill	66.2	67.7
Other intangible assets, net	462.1	492.9
Right-of-use assets – operating, net	61.1	56.2
Deferred income tax assets	2.4	2.1
Deferred charges and other assets	61.3	66.1
Total other assets	653.1	685.0
Total assets	$2,309.3	$2,280.2
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,769.3	$212.9
Accounts payable	219.8	283.9
Current lease liabilities – operating	11.6	11.6
Income taxes payable	5.8	3.7
Accrued expenses and other current liabilities	194.0	202.6
Total current liabilities	3,200.5	714.7
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	2.2	2,332.5
Noncurrent lease liabilities – operating	52.7	47.9
Deferred income tax liabilities	33.1	30.5
Other noncurrent obligations	243.7	252.4
Total noncurrent liabilities	331.7	2,663.3
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (March 31, 2026: 40.7 shares issued and 36.6 shares outstanding; December 31, 2025: 40.1 shares issued and 36.0 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (March 31, 2026: 0.025 shares issued and outstanding; December 31, 2025: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	522.4	521.4
Treasury shares, at cost (March 31, 2026: 4.1 shares; December 31, 2025: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(1,455.2)	(1,339.3)
Accumulated other comprehensive loss	(90.5)	(80.3)
Total shareholders’ equity (deficit)	(1,222.9)	(1,097.8)
Total liabilities and shareholders’ equity (deficit)	$2,309.3	$2,280.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$724.7	$784.8
Cost of sales	663.0	721.0
Gross profit	61.7	63.8
Selling, general and administrative expenses	87.4	91.0
Equity in earnings (losses) of unconsolidated affiliate	2.1	(1.8)
Operating loss	(23.6)	(29.0)
Interest expense, net	78.7	66.6
Other expense (income), net	4.2	(23.2)
Loss before income taxes	(106.5)	(72.4)
Provision for income taxes	9.4	6.6
Net loss	$(115.9)	$(79.0)
Weighted average shares‒basic	36.2	35.5
Net loss per share‒basic:	$(3.20)	$(2.22)
Weighted average shares‒diluted	36.2	35.5
Net loss per share‒diluted:	$(3.20)	$(2.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(115.9)	$(79.0)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(9.0)	19.5
Net loss on cash flow hedges (net of tax of $0.0 and $0.0)	—	—
Pension and other postretirement benefit plans:
Net gain arising during period	0.6	—
Amounts reclassified from accumulated other comprehensive loss	(1.8)	(0.6)
Total other comprehensive income (loss), net of tax	(10.2)	18.9
Comprehensive loss	$(126.1)	$(60.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2025	36.0	4.1	—	$0.4	$—	$521.4	$(200.0)	$(80.3)	$(1,339.3)	$(1,097.8)
Net loss	—	—	—	—	—	—	—	—	(115.9)	(115.9)
Other comprehensive loss	—	—	—	—	—	—	—	(10.2)	—	(10.2)
Share-based compensation activity	0.6	—	—	—	—	1.0	—	—	—	1.0
Balance at March 31, 2026	36.6	4.1	—	$0.4	$—	$522.4	$(200.0)	$(90.5)	$(1,455.2)	$(1,222.9)
Balance at December 31, 2024	35.4	4.1	—	$0.4	$—	$514.6	$(200.0)	$(142.1)	$(792.8)	$(619.9)
Net loss	—	—	—	—	—	—	—	—	(79.0)	(79.0)
Other comprehensive income	—	—	—	—	—	—	—	18.9	—	18.9
Share-based compensation activity	0.2	—	—	—	—	1.2	—	—	—	1.2
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2025	35.6	4.1	—	$0.4	$—	$515.8	$(200.0)	$(123.2)	$(872.2)	$(679.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(115.9)	$(79.0)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	49.8	36.0
Amortization of deferred financing fees and issuance discount (premium)	2.8	2.8
Deferred income tax	3.5	5.4
Share-based compensation expense	(0.1)	5.7
(Earnings) losses of unconsolidated affiliate, net of dividends	(2.1)	1.8
Unrealized net (gain) loss on foreign exchange forward contracts	(1.7)	14.3
Unrealized net loss on commodity economic swap contracts	1.3	3.2
Pension curtailment and settlement gain	(0.6)	—
Loss on extinguishment of long-term debt	—	0.2
Changes in assets and liabilities
Accounts receivable	(67.6)	(83.4)
Inventories	(10.6)	(29.3)
Accounts payable and other current liabilities	(47.2)	10.1
Income taxes payable	2.0	(3.2)
Other assets, net	(49.5)	20.9
Other liabilities, net	3.0	(15.7)
Cash used in operating activities	(232.9)	(110.2)
Cash flows from investing activities
Capital expenditures	(11.3)	(8.7)
Proceeds from the sale of other assets	3.6	—
Cash used in investing activities	(7.7)	(8.7)
Cash flows from financing activities
Deferred financing fees	—	(19.8)
Short-term borrowings, net	(0.5)	(1.8)
Dividends paid	(0.5)	(0.5)
Withholding taxes paid on restricted share units	(0.2)	—
Net proceeds from issuance of 2028 Refinance Term Loans	—	115.0
Repayments of 2025 Senior Notes	—	(115.0)
Repurchases and repayments of long-term debt	(3.0)	(5.1)
Proceeds from Accounts Receivable Securitization Facility	22.0	70.0
Repayments of Accounts Receivable Securitization Facility	—	(10.0)
Proceeds from Revolving Facility	230.0	—
Repayments of Revolving Facility	(40.0)	—
Cash provided by financing activities	207.8	32.8
Effect of exchange rates on cash	(2.0)	2.5
Net change in cash, cash equivalents, and restricted cash	(34.8)	(83.6)
Cash, cash equivalents, and restricted cash—beginning of period	149.0	211.9
Cash, cash equivalents, and restricted cash—end of period	$114.2	$128.3
Less: Restricted cash	3.6	2.2
Cash and cash equivalents—end of period	$110.6	$126.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended March 31, 2026 and 2025 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2025 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended March 31, 2026. However, actual results could differ from these estimates and assumptions.

The December 31, 2025 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2025 audited consolidated financial statements but does not include all disclosures required by GAAP for annual periods.

Going Concern

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether conditions and events raise substantial doubt about its ability to continue as a going concern within one year after the issuance of these consolidated financial statements.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had liquidity of $114.2 million and an accumulated deficit of $1,455.2 million and used cash in operations of $232.9 million during the period ended March 31, 2026. The Company expects continued operating losses and significant cash outflows from operating activities in the near term. Current macroeconomic and geopolitical conditions, including inflation, and ongoing conflicts (such as the Russia-Ukraine war and military conflict in Iran), continue to create significant uncertainty in the broader business environment. These external factors have contributed to weaker demand in many of our end markets and are expected to continue to have a material adverse effect on the Company's financial performance and liquidity forecasts.

During the three months ended March 31, 2026, the Company elected not to make certain interest payments, and the applicable grace periods under the Senior Credit Agreement and 2L Notes Indenture expired without payment. The nonpayment of interest or principal beyond the applicable grace periods constituted events of default under those agreements and triggered cross defaults under the Refinance Credit Agreement, OpCo Super-Priority Revolver and AR Securitization Facility. As a result, the maturity of the related debt was accelerated and became immediately payable.

The holders of the notes issued under the 2L Notes Indenture are subject to the terms of an intercreditor agreement, pursuant to which such noteholders are prohibited from enforcing any collection action against the collateral securing such notes for a period of 180 days following any acceleration of the obligations under the 2L Notes Indenture upon an event of default. The Company has obtained certain amendments and limited waivers under the remainder of its debt facilities, pursuant to which lenders agreed to temporarily waive certain acceleration and collateral enforcement rights and remedies. There can be no assurance that any such waivers or amendments will continue to be available on acceptable terms or at all. The Company is continuing to evaluate strategic and financial alternatives to address its capital structure and has engaged financial and legal advisors to support these efforts in discussions with our lenders. However, the outcome and timing of these actions are uncertain.

As a result of these factors, the Company concluded that substantial doubt about its ability to continue as a going concern existed as of the issuance of the prior Form 10-K and continues to exist within one year after the issuance of these condensed consolidated financial statements.

Potential Restructuring of Our Indebtedness

We have been reviewing a number of potential alternatives regarding our outstanding indebtedness. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. We are currently in active discussions with holders of our indebtedness and have engaged outside advisors with respect to these alternatives. Additionally, in January 2026, the Company appointed two new board members with significant experience in debt restructuring and strategic transactions.

Among these alternatives is a restructuring that would, on a consensual or nonconsensual basis, seek to modify the terms of substantially all of our outstanding indebtedness. We may offer to exchange the indebtedness under our 2028 Refinance Term Loans, 2028 Term Loan B, OpCo Super-Priority Revolver or 2029 Refinance Senior Notes for new debt and/or equity securities of our parent and/or subsidiary companies. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions. Because the terms of any such transactions will be subject to negotiations with the holders of our indebtedness, they may differ materially from those described above and are, to a large extent, outside of our control. There can be no assurance that we will be able to complete any such transactions, and, as no decision with respect to the terms of any such transactions has been made, we may decide not to pursue any such transactions. If we are unable or elect not to complete any such transactions, or if the Company is unable to obtain additional necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations, in which case the Company may pursue a process to restructure its indebtedness through an in-court process. We continue to focus on our initiatives to drive operational performance, maintain safe manufacturing processes, retain talent in our organization and continue our objective to become a specialties materials provider.

On April 10, 2026, the Company executed an amendment to its Super-Priority Revolver that provided incremental senior secured revolving credit commitments in an aggregate principal amount of $50.0 million. This incremental facility provides additional near-term liquidity to support working capital and general corporate purposes during a period of continued market volatility and constrained operating cash flows.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. As such, they do not include any adjustments to the recoverability and reclassification of recorded amounts that might be necessary should the Company be unable to continue as a going concern. Refer to Note 10 for additional information.

New York Stock Exchange Delisting Notification

On March 2, 2026, we received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that they determined to commence proceedings to delist the Company’s ordinary shares and on March 18, 2026 the NYSE filed a Form 25 with the SEC to delist the Company’s ordinary shares from the NYSE. The delisting became effective ten days following the filing of Form 25.

NOTE 2—RECENT ACCOUNTING GUIDANCE

As of March 31, 2026, there were no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three months ended March 31, 2026 and 2025.

	Engineered	Latex	Polymer
Three Months Ended	Materials	Binders	Solutions	Total
March 31, 2026
United States	$116.1	$69.9	$38.1	$224.1
Europe	93.1	80.7	162.0	335.8
Asia-Pacific	34.2	44.2	57.9	136.3
Rest of World	19.6	1.7	7.2	28.5
Total	$263.0	$196.5	$265.2	$724.7
March 31, 2025
United States	$124.2	$69.5	$41.9	$235.6
Europe	98.4	92.4	180.9	371.7
Asia-Pacific	35.1	45.7	68.4	149.2
Rest of World	19.6	1.7	7.0	28.3
Total	$277.3	$209.3	$298.2	$784.8

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

The Company recorded net pre-tax restructuring charges of $138.1 million inception-to-date under the 2025 Restructuring Plan, consisting of $10.9 million of severance and related benefit costs, $102.7 million of asset related charges, and $24.5 million of contract terminations. Asset-related charges include decommissioning and other charges of $14.3 million, $32.6 million related to accelerated depreciation for the asset retirement costs at Porto Marghera and Schkopau, and $55.8 million in accelerated depreciation charges of plant, property and equipment primarily associated with the exit of the Company’s plants in Rho, Italy, Porto Marghera, Italy and Schkopau, Germany.

The Company expects to incur incremental contract termination charges of $4.0 million to $7.0 million and asset related charges of $4.3 million within the Engineered Materials segment, with $1.4 million related to decommissioning charges and $2.9 million related to accretion expense, and asset related charges of $0.7 million within the Polymer Solutions segment related to accretion expense. All other asset related charges related to the Engineered Materials and Polymer Solutions segment are expected to be paid by the end of 2028.

The following table summarizes the charges by segment related to the 2025 Restructuring Plan:

Three Months Ended
March 31,
2025 Restructuring Plan Charges by Segment	2026
Engineered Materials	$6.6
Polymer Solutions	1.4
Total	$8.0

The following table is a summary of charges incurred related to the 2025 Restructuring Plan:

Three Months Ended
March 31,
2025 Restructuring Plan Charges	2026
Severance and related benefit costs	$—
Asset related charges	5.1
Contract terminations	2.9
Total	$8.0

At March 31, 2026 and December 31, 2025, total liabilities related to the 2025 Restructuring Plan includes $10.7 million and $11.1 million, respectively, for severance and related benefit costs, and $20.6 million and $21.9 million, respectively, for contract termination charges, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the 2025 Restructuring Plan:

2025 Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2025	$11.1	$—	$21.9	$33.0
Restructuring charges	—	2.7	2.9	5.6
Payments (1)	(0.4)	—	(4.2)	(4.6)
Asset write-offs	—	(2.7)	—	(2.7)
Reserve balance at March 31, 2026	$10.7	$—	$20.6	$31.3
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Does not include $1.7 million of accelerated depreciation and $0.7 million of accretion expense incurred during the three months ended March 31, 2026 related to the asset retirement obligation at Schkopau and Porto Marghera. Refer to Note 13 for further information on the asset retirement obligation activity at Schkopau and Porto Marghera.

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

The Company recorded net pre-tax restructuring charges of $63.6 million inception-to-date under the 2024 Restructuring Plan and Stade Shutdown, consisting of $22.7 million of severance and related benefit costs, $29.0 million of asset related charges, and $11.9 million of contract terminations. Asset-related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost and $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $3.5 million.

The Company expects to incur incremental contract terminations of $8.0 million to $10.0 million and asset related charges of $0.8 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027.

The following table summarizes the charges (credits) incurred by segment related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended
	March 31,
2024 Restructuring Plan and Stade Shutdown Charges (Credits) by Segment	2026	2025
Engineered Materials	$—	$(0.3)
Latex Binders	—	—
Polymer Solutions	1.3	2.6
Corporate (1)	—	0.1
Total	$1.3	$2.4
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges (credits) incurred related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended
	March 31,
2024 Restructuring Plan and Stade Shutdown Charges (Credits)	2026	2025
Severance and related benefit costs (credits)	$0.1	$(0.6)
Asset related charges	0.3	1.0
Contract terminations	0.9	2.0
Total	$1.3	$2.4

At March 31, 2026 and December 31, 2025, total liabilities related to the 2024 Restructuring Plan and Stade Shutdown were $7.7 million and $14.2 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the 2024 Restructuring Plan and Stade Shutdown:

2024 Restructuring Plan and Stade Shutdown	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2025	$14.2	$—	$—	$14.2
Restructuring charges	0.1	—	0.9	1.0
Payments (1)	(6.6)	—	(0.9)	(7.5)
Asset write-offs	—	—	—	—
Reserve balance at March 31, 2026	$7.7	$—	$—	$7.7
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $0.3 million of accretion expense incurred during the three months ended March 31, 2026 related to the asset retirement obligation liability at Stade, Germany. Refer to Note 13 for further information on the asset retirement obligation activity at Stade, Germany.

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

The Company recorded net pre-tax restructuring charges of $86.1 million inception-to-date under the Asset Optimization and Corporate Restructuring plan, consisting of $17.4 million of severance and related benefit costs, $59.5 million of asset related charges, and $9.2 million of contract terminations costs. Asset-related charges include $32.6 million of accelerated depreciation charges of plant, property and equipment, and decommissioning and other charges of $26.9 million associated with the plant and production closures. The Company expects to incur an incremental $0.4 million of asset related charges through the end of 2026. The majority of the employee termination benefit charges are expected to be paid by the end of 2026.

The following table summarizes the charges (credits) incurred by segment related to the 2023 Asset Optimization and Corporate Restructuring plan:

	Three Months Ended
	March 31,
2023 Asset Optimization and Corporate Restructuring Plan Charges (Credits) by Segment	2026	2025
Engineered Materials	$—	$0.1
Polymer Solutions	1.5	2.4
Corporate (1)	—	(0.1)
Total	$1.5	$2.4
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges incurred related to the 2023 Asset Optimization and Corporate Restructuring plan:

	Three Months Ended
	March 31,
2023 Asset Optimization and Corporate Restructuring Plan Charges	2026	2025
Severance and related benefit costs	$—	$0.3
Asset related charges	1.5	2.1
Contract terminations	—	—
Total	$1.5	$2.4

At March 31, 2026 and December 31, 2025, total liabilities related to the Asset Optimization and Corporate Restructuring were $1.1 million and $1.1 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the 2023 Asset Optimization and Corporate Restructuring plan:

2023 Asset Optimization and Corporate Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2025	$1.1	$—	$—	$1.1
Restructuring charges	—	1.5	—	1.5
Payments (1)	—	(1.5)	—	(1.5)
Reserve balance at March 31, 2026	$1.1	$—	$—	$1.1
(1)	Includes immaterial impacts of foreign currency remeasurement.

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

The Company recorded net pre-tax restructuring charges of $54.9 million inception-to-date under the 2022 Asset Restructuring Plan, consisting of $8.6 million of severance and related benefit costs, $33.3 million of asset related charges, and $13.0 million of contract terminations costs. Asset-related charges include $17.1 million related to the accelerated depreciation for the asset retirement cost at Boehlen, Germany, $7.7 million in accelerated depreciation charges of plant, property and equipment and decommissioning and other charges of $8.5 million.

Substantially all payments for severance and related benefit costs have been paid, the Company expects to incur an incremental $2.2 million primarily related to contract termination charges within the Polymer Solutions segment through 2027.

The following table summarizes the charges (credits) incurred by segment related to the 2022 Asset Restructuring Plan:

	Three Months Ended
	March 31,
2022 Asset Restructuring Plan Charges (Credits) by Segment	2026	2025
Engineered Materials	$—	$(0.3)
Polymer Solutions	0.2	(7.5)
Total	$0.2	$(7.8)

The following table is a summary of charges (credits) incurred related to the 2022 Asset Restructuring Plan:

	Three Months Ended
	March 31,
2022 Asset Restructuring Plan Charges (Credits) by Segment	2026	2025
Severance and related benefit costs (credits)	$—	$(0.3)
Asset related charges (credits) (1)	0.1	(8.1)
Contract terminations	0.1	0.6
Total	$0.2	$(7.8)
(1)	Asset related charges (credits) include activities related to an asset retirement obligation at Boehlen, Germany. For the three months ended March 31, 2025, the Company recorded a credit of $(8.1) million reflecting a change in cost estimate related to the asset retirement obligation as the Company was able to realize efficiencies during the initial phase of site demolition.

At March 31, 2026 and December 31, 2025, total liabilities related to the Asset Restructuring Plan were $0.1 million and $0.5 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the consolidated balance sheets.

The following table summarizes the activities related to the 2022 Asset Restructuring Plan:

2022 Asset Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2025	$0.5	$—	$—	$0.5
Restructuring charges	—	0.1	0.1	0.2
Payments (1)	(0.4)	(0.1)	(0.1)	(0.6)
Reserve balance at March 31, 2026	$0.1	$—	$—	$0.1
(1)	Includes immaterial impacts of foreign currency remeasurement.

NOTE 5—INCOME TAXES

	Three Months Ended
	March 31,
	2026	2025
Provision for income taxes	$9.4	$6.6
Effective income tax rate	(8.8)%	(9.1)%

Provision for income taxes for the three months ended March 31, 2026 totaled $9.4 million, resulting in an effective tax rate of (8.8)%. Provision for income taxes for the three months ended March 31, 2025 totaled $6.6 million, resulting in an effective tax rate of (9.1)%.

The main driver of the increase in the effective income tax rate for the three months ended March 31, 2026 compared to the prior year was the geographical mix of earnings.

The Organization of Economic Co-operation and Development’s (“OECD”) Global Anti-Base Erosion (“GloBE”) rules under Pillar Two have been enacted by the European Union and other countries in which the Company operates. Based on the current rules as enacted, including the new Side-by-Side package release by the OECD in January 2026, there was not a material impact to tax expense for any period presented. The Company will continue to monitor and evaluate evolving tax legislation in the jurisdictions in which we operate.

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

The following table presents basic EPS and diluted EPS for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
(in millions, except per share data)	2026	2025
Earnings:
Net loss	$(115.9)	$(79.0)
Shares:
Weighted average ordinary shares outstanding	36.2	35.5
Dilutive effect of RSUs, option awards, and PSUs (1)	—	—
Diluted weighted average ordinary shares outstanding	36.2	35.5
Loss per share:
Loss per share‒basic	$(3.20)	$(2.22)
Loss per share‒diluted	$(3.20)	$(2.22)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three months ended March 31, 2026 and March 31, 2025, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
Finished goods	$144.4	$136.3
Raw materials and semi-finished goods	145.7	146.6
Supplies	33.3	33.1
Total	$323.4	$316.0

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

	Three Months Ended
	March 31,
	2026	2025
Sales	$372.7	$428.9
Gross profit	$22.6	$11.1
Net income (loss)	$8.0	$(2.0)

As of March 31, 2026 and December 31, 2025, the Company’s investment in Americas Styrenics was $209.1 million and $206.9 million, respectively, which was $12.3 million and $14.2 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.5 years as of March 31, 2026. The Company did not receive dividends from Americas Styrenics during the three months ended March 31, 2026 and 2025.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2025 to March 31, 2026:

	Engineered	Latex	Polymer	Americas
	Materials	Binders	Solutions	Styrenics	Total
Balance at December 31, 2025	$15.8	$16.3	$35.6	$—	$67.7
Foreign currency impact	(0.4)	(0.3)	(0.8)	—	(1.5)
Balance at March 31, 2026	$15.4	$16.0	$34.8	$—	$66.2

As of March 31, 2026 and December 31, 2025, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment. Continuing into the first quarter 2026, the Company’s operating results have been adversely impacted by weakness in demand in consumer end markets as well as overall uncertainty in the global economy. Should these conditions persist, or other events occur, indicating that the estimated future cash flows of the reporting units have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

NOTE 10—DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as December 31, 2025. During the three months ended March 31, 2026, the Company entered into certain amendments and limited waivers with lenders under certain of its credit facilities and elected not to make certain interest payments upon the expiration of the grace period for payment of interest under the Company’s Senior Credit Agreement and 2L Notes Indenture (each, as defined below). The Company extended the limited waivers on the AR Securitization Facility on April 14, 2026 to temporarily waive certain acceleration and collateral enforcement rights and remedies until April 30, 2026. The nonpayment of interest or principal beyond the applicable grace period(s) constituted events of default under the Senior Credit Agreement and the 2L Notes Indenture and triggered a cross default under the Refinance Credit Agreement, OpCo Super-Priority Revolver and AR Securitization Facility. As a result, as of March 31, 2026, the Company classified all of its outstanding debt balance as current due to the related events of default.

The Company is continuing to negotiate with its financial stakeholders regarding its capital structure. There can be no assurance that the Company will reach an agreement with its financial stakeholders regarding its capital structure or that any particular transaction will be pursued or consummated.

As of March 31, 2026 and December 31, 2025, outstanding debt facilities consisted of the following:

			March 31, 2026
	Interest Rate as of March 31, 2026	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Refinance Senior Notes (3)	7.625%	May 2029	$391.0	$49.2	$440.2	$(20.3)	$419.9
Senior Credit Facility
2028 Term Loan B	6.434%	May 2028	716.3	(1.2)	715.1	(5.8)	709.3
OpCo Super-Priority Revolver (4)	Various	February 2028	265.0	—	265.0	—	265.0
2028 Refinance Term Loans	20.667%	May 2028	1,266.2	(17.0)	1,249.2	(15.8)	1,233.4
Accounts Receivable Securitization Facility (5)	Various	January 2028	140.0	—	140.0	—	140.0
Other indebtedness	Various	Various	3.9	—	3.9	—	3.9
Total debt			$2,782.4	$31.0	$2,813.4	$(41.9)	$2,771.5
Less: current portion (6)							(2,769.3)
Total long-term debt, net of unamortized deferred financing fees							$2.2

			December 31, 2025
	Interest Rate as of December 31, 2025	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (1)	Carrying Value	Unamortized Deferred Financing Fees (2)	Total Debt, Less Unamortized Deferred Financing Fees
2029 Refinance Senior Notes (3)	7.625%	May 2029	$388.6	$53.0	$441.6	$(22.1)	$419.5
Senior Credit Facility
2028 Term Loan B	6.584%	May 2028	716.3	(1.3)	715.0	(6.5)	708.5
OpCo Super-Priority Revolver (4)	Various	February 2028	75.0	—	75.0	—	75.0
2028 Refinance Term Loans	12.412%	May 2028	1,256.6	(18.7)	1,237.9	(17.4)	1,220.5
Accounts Receivable Securitization Facility (5)	Various	January 2028	118.0	—	118.0	—	118.0
Other indebtedness	Various	Various	3.9	—	3.9	—	3.9
Total debt			$2,558.4	$33.0	$2,591.4	$(46.0)	$2,545.4
Less: current portion (6)							(212.9)
Total long-term debt, net of unamortized deferred financing fees							$2,332.5
(1)	This caption includes various original issue accounting adjustments related to original issue premium and discounts,

all of which are amortized to interest expense using the straight-line method over the related instrument’s contractual term.

The Company recorded a debt premium equal to the difference between the carrying value of the exchanged debt and the principal amount of the 7.625% second lien senior notes due 2029 (the “2029 Refinance Senior Notes”). The unamortized balance of this debt premium was $49.2 million as of March 31, 2026 and $53.0 million as of December 31, 2025.

The 2028 Term Loan B was issued at a 0.5% original issue discount, whose unamortized balance was $1.2 million as of March 31, 2026 and $1.3 million as of December 31, 2025.

The 2028 Refinance Term Loans were issued at a 3.0% original issue discount, whose unamortized balance was $17.0 million as of March 31, 2026 and $18.7 million as of December 31, 2025.

(2)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets.
(3)	The 2029 Senior Notes were partially exchanged on January 17, 2025 for the 2029 Refinance Senior Notes and the remaining $0.5 million was fully repaid on March 20, 2025.
(4)	Under the OpCo Super-Priority Revolver, the Company had a capacity of $300.0 million with capacity of $60.0 million under the letter of credit subfacility. As of March 31, 2026, the Company had funds available for borrowing of $1.9 million (net of the applicable $33.1 million outstanding letters of credit as defined in the secured credit agreement). Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.

The OpCo Super-Priority Revolver features a springing covenant which applies when 30% or more of the OpCo Super-Priority Revolver’s capacity is drawn which then requires the Company to meet a superpriority lien net leverage ratio (as defined in the secured credit agreement) not to exceed 1.50x at the end of each financial quarter. As of March 31, 2026, the outstanding borrowings did exceed the 30% threshold and the superpriority lien net leverage ratio was 0.02x.

(5)	As of March 31, 2026, this facility had a borrowing capacity of $150.0 million and $140.0 million outstanding under the facility. As of March 31, 2026 the Company had $145.5 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $5.5 million additional funds available for borrowing.

As of December 31, 2025, this facility had a borrowing capacity of $150.0 million, and $118.0 million outstanding under the facility. As of December 31, 2025 the Company had $121.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $3.2 million of additional funds available for borrowing.

(6)	The current portion of long-term debt as of March 31, 2026 was primarily related to the Company’s external debt instruments including the 2029 Refinance Senior Notes, the 2028 Term Loan B, the 2028 Refinance Term Loans, the OpCo Super-Priority Revolver and the AR Securitization Facility. As the Company was in default, as described above, the principal balances, unamortized debt premium and discounts, and unamortized deferred financing fees on the 2028 Refinance Term Loans, 2028 Term Loan B, and 2029 Refinance Senior Notes were reclassified to current portion of long-term debt as of March 31, 2026.

The current portion of long-term debt as of December 31, 2025 was primarily related to $118.0 million outstanding under the AR Securitization Facility, $75.0 million outstanding under the OpCo Super-Priority Revolver, as well as $19.9 million mostly related to the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

2029 Refinance Senior Notes

On December 16, 2024, the Company commenced a private offer to exchange (the “Exchange Offer”) the Company’s 2029 Senior Notes for the 2029 Refinance Senior Notes. Upon completion of the Exchange Offer, the Company executed an indenture (the “2L Note Indenture”) pursuant to which they issued $379.5 million aggregate principal amount of 2029 Refinance Senior Notes in exchange for the non-cash redemption of $446.5 million of the 2029 Senior Notes. The 2029 Refinance Senior Notes bear interest at a rate of 7.625%, of which for the first six semiannual interest payment dates, 5.125% will be payable in cash and 2.50% will be payable in-kind either by increasing the principal amount of the outstanding 2029 Refinance Senior Notes, or, at the Company’s option, in cash; and thereafter, the entire 7.625% per annum will be payable in cash. Interest on the 2029 Refinance Senior Notes will be paid semiannually on February 15 and August 15 of each year, commencing on August 15, 2025. The 2029 Refinance Senior Notes mature on May 3, 2029.

On February 17, 2026, the Company elected to utilize a contractually-available 30-day grace period for the payment due under the 2L Note Indenture. The Company elected to delay its next interest payment on the 2029 Refinance Senior Notes in the amount of approximately $10.0 million.

The Company did not make the required interest payment by March 19, 2026, which resulted in an event of default under the 2L Note Indenture. Following an event of default the 2029 Refinance Senior Notes are subject to the terms of an intercreditor agreement which prohibits holders from enforcing any collection action against any collateral secured by the 2029 Refinance Senior Notes for 180 days. To date, no notice or declaration of acceleration has been made with respect to the 2L Notes.

Senior Credit Facility 2028 Term Loans

On May 3, 2021, the Company entered into an amendment to the existing credit agreement dated as of September 6, 2017 to borrow a new tranche of term loans in an aggregate amount of $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”). The 2028 Term Loan B bears an interest rate of SOFR plus 2.50%, subject to a 0.00% SOFR floor, and was issued at a 0.5% original issue discount. Further, the 2028 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2028 Term Loan B, with the balance to be paid at maturity.

On February 16, 2026, in connection with ongoing discussions with its financial stakeholders, the Company entered into an amendment (the “Amendment”) to the Senior Credit Facility governing our 2028 Term Loan B. The Amendment extended, through March 19, 2026, the grace period for any interest payment under the Senior Credit Facility. On February 27, 2026, the Company elected to utilize this contractually-available grace period and delayed the approximately $12.0 million interest payment due on the 2028 Term Loan B.

The Company did not make the required interest payment by March 19, 2026, resulting in an event of default under the Senior Credit Facility. On March 19, 2026, the Company entered into an amendment and limited waiver (the “Senior Credit Facility Waiver”), pursuant to which, the requisite lenders agreed to, among other things: (i) temporarily waive certain acceleration and collateral enforcement rights and remedies under the facility until April 30, 2026, arising from the nonpayment of interest or principal beyond the applicable grace periods under the Senior Credit Agreement, the Refinance Credit Agreement, and the 2L Notes Indenture, and other related notice and cross-defaults, (ii) amend certain financial reporting and notice covenants, and (iii) amend certain other definitions, covenants and provisions.

OpCo Super-Priority Revolver

On January 17, 2025, certain subsidiaries of the Company entered into a credit agreement, pursuant to which the lenders thereunder provided a new super-priority revolving credit facility in an aggregate amount of $300.0 million, with a $60.0 million letter of credit subfacility, maturing in February 2028 (the “OpCo Super-Priority Revolver”).

On March 19, 2026, the Company entered into an amendment (the “Revolver Amendment”) to our OpCo Super-Priority Revolver, pursuant to which the lenders agreed to, among other things: (i) remove the anti-cash hoarding provisions, (ii) remove the minimum liquidity financial covenant, (iii) amend certain financial reporting and notice covenants, and (iv) amend certain other definitions, covenants and provisions.

Also on March 19, 2026, the Company also entered into an amendment and limited waiver to the OpCo Super-Priority Revolver (the “Revolver Waiver”). Under the Revolver Waiver the lenders agreed to, among other things: (i) temporarily waive certain acceleration and collateral enforcement rights and remedies under the facility until April 30, 2026, arising from the nonpayment of interest or principal beyond the applicable grace periods under the Refinance Credit Agreement, the Senior Credit Agreement, and the 2L Notes Indenture, as well as related notices and cross-defaults, and (ii) amend certain other provisions of the facility. In connection with the Revolver Waiver, the Borrowers agreed to pay certain lenders an in-kind consent fee equal to 1.00% of each such lender’s commitments under the SuperPriority Revolver.

2028 Refinance Term Loans

On September 8, 2023, the Company entered into a Credit Agreement (the “2028 Refinance Credit Agreement”) which provides for a senior secured term loan facility of $1,077.3 million maturing in May 2028 (the “2028 Refinance Term Loans”). On January 17, 2025, the Company amended the 2028 Refinance Credit Agreement to provide for an additional $115.0 million of term loans maturing in May 2028 (the “Second Tranche Refinance Term Loans”). The 2028 Refinance Term Loans were issued at a 3.0% original issue discount and, along with the Second Tranche Refinance Term Loans, bear interest at a rate per annum equal to Term SOFR (as defined in the 2028 Refinance Credit Agreement) plus 8.50%, subject to a 3.00% SOFR floor. Further, the 2028 Refinance Term Loans require scheduled quarterly payments in amounts equal to 0.25% of the original principal amount, with the balance to be paid at maturity.

On March 19, 2026, the Company entered into an amendment and limited waiver (the “Refinance Credit Facility Waiver”), pursuant to which the requisite lenders agreed to, among other things: (i) temporarily waive certain acceleration and collateral enforcement rights and remedies under the facility until April 30, 2026, arising from nonpayment of interest or principal beyond the applicable grace periods under the Refinance Credit Agreement, the Senior Credit Agreement, and the 2L Notes Indenture, and other related notice and cross-defaults, (ii) amend certain financial reporting and notice covenants, and (iii) amend certain other definitions, covenants and provisions.. In connection with the Refinance Credit Facility Waiver, the borrowers under the Refinance Credit Agreement agreed to pay certain lenders an in-kind consent fee equal to 1.00% of the aggregate outstanding principal amount of the loans of each such lender under the Refinance Credit Agreement in the amount of $12.5 million.

Accounts Receivable Securitization Facility

On July 18, 2024, the Company entered into a revolving credit facility (the “Accounts Receivable Securitization Facility”) for the securitization of trade receivables. The Accounts Receivable Securitization Facility has a maximum borrowing limit of $150.0 million, subject to qualified outstanding trade receivables, and matures in January 2028, with an optional one-year extension. Borrowings under the Accounts Receivable Securitization Facility bear interest at a rate per annum equal to Adjusted Term SOFR or EURIBOR (each as defined in the Accounts Receivable Securitization Facility credit agreement, subject to a 1.00% floor), depending on the borrowing currency, plus a margin of 4.75% and the Company incurs interest on a minimum of $75.0 million of advances, irrespective of actual amounts outstanding.

On February 24, 2026, the Company entered into an amendment (the “First Amendment”) to our Accounts Receivable Securitization Facility. The First Amendment waives the requirement for certain compliance certificate deliverables.

On March 19, 2026, the Company entered into an amendment and limited waiver (the "Securitization Waiver"), pursuant to which, the requisite amount of lenders agreed to, among other things: (i) temporarily waive certain acceleration and collateral enforcement rights and remedies under the facility until April 2, 2026, arising from the nonpayment of interest or principal beyond the applicable grace period under the Senior Credit Agreement, Refinance Credit Agreement and SuperPriority Revolver, and other related notice and cross-defaults, and (ii) amend certain financial reporting and notice covenants.

On April 10, 2026, the Company entered into an amendment and limited waiver pursuant to which, the requisite amount of lenders agreed to, among other things: (i) extend the temporary limited waiver of certain acceleration and collateral enforcement rights and remedies under the facility until April 30, 2026 arising from the nonpayment of interest or principal beyond the applicable grace period under the Senior Credit Agreement, Refinance Credit Agreement and SuperPriority Revolver, and other related notice and cross-defaults, (ii) reduce the advance rate thereunder from 92.5% to 90.0%, and (iii) amend certain financial reporting and notice covenants.

Compliance with Debt Covenants

On March 19, 2026, the Company entered into an amendments and limited waivers to our Refinance Credit Agreement and OpCo Super-Priority Revolver, pursuant to which, among other things, the lenders thereunder agreed to (i) remove the anti-cash hoarding provisions thereunder, (ii) remove the minimum liquidity financial covenant thereunder, (iii) amend certain financial reporting and notice covenants thereunder, and (iv) amend certain other definitions, covenants and provisions thereunder.

Although no longer a requirement under the amended debt agreements, the Company determined it had Liquidity of $114.2 million as of March 31, 2026, comprised of $106.8 million of cash and cash equivalents held at certain of the Company’s restricted subsidiaries and approximately $7.4 million of funds available for borrowing under the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, $1.9 million and $5.5 million, respectively.

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

During the three months ended March 31, 2026 and the twelve months ended December 31, 2025, the Company executed the PIK Interest Election on the 2029 Refinance Senior Notes, to defer payment of a portion of the quarterly interest margin payable in the amount of $2.4 million and $9.1 million, respectively, by capitalizing the amounts as principal payments due at maturity.

The Company has deferred $101.4 million and $99.0 million of interest payable that is capitalized as long-term debt and payable at maturity as of March 31, 2026 and December 31, 2025, respectively.

NOTE 11—FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates, interest rate risk, and commodity price risk, in particular natural gas. To manage these risks, when possible, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and commodity swap agreements, forward contracts, or options. The Company does not hold or enter into financial instruments for trading or speculative purposes. All derivatives are recorded on the condensed consolidated balance sheets at fair value.

Foreign Exchange Forward Contracts

Certain subsidiaries have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company’s principal strategy in managing its exposure to changes in foreign currency exchange rates is to naturally hedge the foreign currency-denominated liabilities on its balance sheet against corresponding assets of the same currency, such that any changes in liabilities due to fluctuations in exchange rates are offset by changes in their corresponding foreign currency assets. In order to further reduce this exposure, when possible, the Company also uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on assets and liabilities denominated in certain foreign currencies. These derivative contracts are not designated for hedge accounting treatment and as a result, any mark-to-market fluctuations are recognized currently at each reporting date within loss before income taxes.

As of March 31, 2026, the Company had no open foreign exchange forward contracts.

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

From time to time, the Company uses commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and the contracts are marked-to-market at each reporting date, and any unrealized gains or losses are included in AOCI, to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. The Company had no open commodity cash flow hedges as of March 31, 2026.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. There were no open commodity economic hedges as of March 31, 2026.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(663.0)	$(4.2)	$(721.0)	$23.2

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$—	$—	$(0.3)	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$0.3	$—	$(10.0)
Commodity economic hedges
Amount of loss recognized in income	$—	$—	$(1.9)	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2026 and 2025:

	Gain (Loss) Recognized in Other income, net in Statement of Operations
	Three Months Ended
	March 31,
	2026	2025
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$0.3	$(10.0)
Remeasurement of foreign currency-denominated assets and liabilities	(5.9)	8.0
Total	$(5.6)	$(2.0)

The Company does not expect to reclassify any net loss from AOCI into earnings in the next twelve months as the Company has no outstanding commodity cash flow hedges as of March 31, 2026.

The following table summarizes the gross and net unrealized gains and losses, as well as the balance sheet classification, of outstanding derivatives recorded in the condensed consolidated balance sheet as of December 31, 2025:

	December 31, 2025
	Foreign
	Exchange	Commodity
	Forward	Cash Flow
Balance Sheet Classification	Contracts	Hedges	Total
Liability Derivatives:
Accounts payable	$(1.6)	$(0.1)	$(1.7)
Net derivative liability position	$(1.6)	$(0.1)	$(1.7)
Total net derivative position	$(1.6)	$(0.1)	$(1.7)

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

NOTE 12—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date. The Company did not have any assets or liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2026:

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets as of December 31, 2025:

	December 31, 2025
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

Nonrecurring Fair Value Measurements

There were no financial assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2025.

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of March 31, 2026 and December 31, 2025:

	As of	As of
	March 31, 2026	December 31, 2025
2028 Refinance Term Loans	$946.1	$1,115.9
2028 Term Loan B	88.5	71.5
2029 Refinance Senior Notes	12.6	36.2
Total fair value	$1,047.2	$1,223.6
(1)	Total carrying value of the Company's outstanding debt was $2,813.4 million and $2,591.4 million as of March 31, 2026 and December 31, 2025, respectively. See details in Note 10 for further detail.

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value presented reflects the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of March 31, 2026 and December 31, 2025.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow, and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination, including Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of March 31, 2026 and December 31, 2025, the Company had $2.0 million, respectively, of accrued obligations for environmental remediation or restoration costs.

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

In connection with the asset restructuring plans, as described within Note 4, the Company concluded the Boehlen, Germany site, the Stade, Germany site, the Schkopau, Germany site and the Porto Marghera, Italy site no longer had indeterminate lives. Accordingly, the Company recorded the fair value of an asset retirement obligation for each site and a corresponding asset retirement cost, which was capitalized as part of the carrying amount of the related long-lived assets and depreciated over the asset’s shortened useful life.

Change in asset retirement obligation
Balance at December 31, 2025	$37.8
Settlements	(8.6)
Accretion expense	1.0
Currency translation adjustment	(0.6)
Balance at March 31, 2026	$29.6

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the current portion was $13.4 million and $17.1 million, respectively, and the long-term portion was $16.2 million and $20.7 million, respectively.

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

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim and filed a statement of defense to Trinseo’s counterclaim. On February 10, 2025, Trinseo filed a statement of rejoinder in defense of Synthos’ claims and a reply to Synthos’ statement of defense of Trinseo’s counterclaim. On March 21, 2025, Synthos filed a further statement of defense against Trinseo’s counterclaim. During the week of May 19, 2025, an arbitration hearing was held before an arbitration tribunal convened by the German Arbitration Institute, following which the tribunal set a schedule for submission of post-hearing briefings ending during the fourth quarter 2025. The parties submitted respective final substantive briefs to the arbitration tribunal over July, August and September 2025. Additional briefs related to potential reimbursement of legal fees and other costs incurred were submitted in fourth quarter 2025. A decision from the arbitration tribunal is expected this year.

The Company continues to believe it has valid and prevailing defenses to Synthos’ claims and intends to vigorously defend itself against all allegations.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2026	2025	2026	2025
Net periodic benefit cost
Service cost	$1.6	$1.7	$0.1	$0.2
Interest cost	1.6	1.4	0.2	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of net gain	(1.3)	(0.5)	—	—
Settlement and curtailment gain	(0.6)	—	—	—
Net periodic benefit cost	$1.2	$2.5	$0.1	$0.1

The Company had less than $0.4 million of net periodic benefit costs for its other postretirement plans for the three months ended March 31, 2026 and 2025.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $183.8 million and $186.9 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.4 million during the three months ended March 31, 2026. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $9.1 million to its defined benefit plans for the remainder of 2026.

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

The following table summarizes the Company’s share-based compensation expense for the three months ended March 31, 2026 and 2025, as well as unrecognized compensation cost as of March 31 2026:

	Three Months Ended		March 31, 2026
	March 31,		Unrecognized		Weighted
	2026	2025	Compensation Cost		Average Years
RSUs	$0.6	$2.8	$0.7		0.7
Options	—	0.1	—		—
PSUs	0.4	0.6	1.6		1.6
Restricted Cash Units ("RCUs") (1)	(1.1)	2.2	0.7	(2)	1.3
Total share-based compensation expense	$(0.1)	$5.7
(1)	In January 2026, the Company approved one-time conditional retention bonus awards for certain executive officers and, subject to the terms of the awards, agreed to the cancellation of unvested cash-settled long-term incentive awards previously granted under the Company’s Amended and Restated 2014 Omnibus Incentive Plan. There were 1,115,886 RCUs that were forfeited in the three months ended March 31, 2026 related to the one-time conditional retention bonus awards.
(2)	Unrecognized Compensation Cost related to RCU awards as of March 31, 2026 is calculated using the stock price, subject to certain minimum and maximum amounts, as of March 31, 2026.

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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is the metric used by the chief operating decision maker to measure segment operating performance and is defined below, for the three months ended March 31, 2026 and 2025. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment and by geography for the three months ended March 31, 2026 and 2025.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Three Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
March 31, 2026
Net sales	$263.0	$196.5	$265.2	$—	$724.7	$—	$724.7
Cost of sales	(242.2)	(179.7)	(241.1)	—	(663.0)	—	(663.0)
Selling, general and administrative expenses	(18.7)	(9.4)	(13.3)	—	(41.4)	(46.0)	(87.4)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	2.1	2.1	—	2.1
Other income and (expense)	—	—	0.4	—	0.4	(4.6)	(4.2)
Other segment items (2)	2.1	0.1	4.4	—	6.6	24.0	30.6
Depreciation and amortization expenses (3)	29.5	8.9	8.1	—	46.5	3.3	49.8
Adjusted EBITDA (1)	$33.7	$16.4	$23.7	$2.1	$75.9
Investments in unconsolidated affiliate	—	—	—	209.1	209.1	—	209.1
Capital expenditures	4.2	4.4	2.7	—	11.3	—	11.3
March 31, 2025
Net sales	$277.3	$209.3	$298.2	$—	$784.8	$—	$784.8
Cost of sales	(261.1)	(182.6)	(277.3)	—	(721.0)	—	(721.0)
Selling, general and administrative expenses	(16.5)	(8.8)	(7.9)	—	(33.2)	(57.8)	(91.0)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	(1.8)	(1.8)	—	(1.8)
Other income and (expense)	0.2	(0.4)	25.7	—	25.5	(2.3)	23.2
Other segment items (2)	(0.6)	0.1	7.7	—	7.2	27.4	34.6
Depreciation and amortization expenses (3)	26.4	6.9	(1.9)	—	31.4	4.6	36.0
Adjusted EBITDA (1)	$25.7	$24.5	$44.5	$(1.8)	$92.9
Investments in unconsolidated affiliate	—	—	—	220.8	220.8	—	220.8
Capital expenditures	3.4	3.6	1.1	—	8.1	0.6	8.7

(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(3)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

The reconciliation of loss before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
	2026	2025
Loss before income taxes	$(106.5)	$(72.4)
Interest expense, net	78.7	66.6
Depreciation and Amortization (4)	49.8	36.0
Corporate Unallocated (5)	23.3	28.1
Adjusted EBITDA Addbacks (6)	30.6	34.6
Segment Adjusted EBITDA	$75.9	$92.9
(4)

During the three months ended March 31, 2026, the Company recognized $9.2 million for accelerated amortization of capitalized software assets related to our transition of current enterprise resource planning (“ERP”) system to a cloud based system.
During the three months ended March 31, 2025, an $8.1 million credit was recognized due to a change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation as the Company was able to realize efficiencies during decommissioning.

(5)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(6)	Adjusted EBITDA addbacks for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31,
	2026	2025
Loss on financing transactions (Note 10)	$—	$24.9
Net gain on disposition of businesses and assets	(3.6)	—
Restructuring and other charges (Note 4)	9.2	7.4
Other items (a)	25.0	2.3
Total Adjusted EBITDA Addbacks	$30.6	$34.6
(a)	Other items for the three months ended March 31, 2026 primarily relate to fees incurred in connection with the Company’s ongoing lender negotiations.

Other items for the three months ended March 31, 2025 primarily relate to fees incurred in conjunction with the Company’s strategic initiatives, including the potential divestiture of our styrenics business.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended March 31, 2026 and 2025	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2025	$(120.2)	$32.1	$7.8	$(80.3)
Other comprehensive income (loss)	(9.0)	0.6	—	(8.4)
Amounts reclassified from AOCI to net income (loss) (1)	—	(1.8)	—	(1.8)
Balance as of March 31, 2026	$(129.2)	$30.9	$7.8	$(90.5)

Balance at December 31, 2024	$(170.2)	$20.9	$7.2	$(142.1)
Other comprehensive income (loss)	19.5	—	(0.3)	19.2
Amounts reclassified from AOCI to net income (loss) (1)	—	(0.6)	0.3	(0.3)
Balance as of March 31, 2025	$(150.7)	$20.3	$7.2	$(123.2)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Statements of Operations
AOCI Components	2026	2025	Classification
Cash flow hedging items
Commodity cash flow hedges	$—	$0.3	Cost of sales
Total, net of tax	$—	$0.3

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.2)	(a)
Net actuarial gain	(1.5)	(0.7)	(a)
Net curtailment and settlement gain	(0.6)	—	(a)
Total before tax	(2.3)	(0.9)
Tax effect	0.5	0.3	Provision for income taxes
Total, net of tax	$(1.8)	$(0.6)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

NOTE 18—SUBSEQUENT EVENTS

Amendment to our Accounts Receivable Securitization Facility

On April 10, 2026, in connection with ongoing discussions with its financial stakeholders, the Company entered into an amendment (the “Securitization Amendment”) to our existing facility for the securitization of trade receivables originated by certain subsidiaries (the “Accounts Receivable Securitization Facility”). The Securitization Amendment waives the requirement for certain compliance certificate deliverables and reduces the advance rate thereunder from 92.5% to 90.0%.

In connection with the Securitization Amendment, the Company agreed to pay a structuring fee equal to 0.25% of the aggregate revolving commitments under the Accounts Receivable Securitization Facility.

Amendment to our Senior Credit Facility Agreement

On April 10, 2026, the Company entered into an amendment (the “Second Amendment”) to our existing super-priority revolving credit facility dated, January 17, 2025 (as amended, the “SuperPriority Revolver”). Certain lenders agreed under the Second Amendment to provide incremental senior secured revolving credit commitments in an aggregate principal amount of $50.0 million (the “2026 Incremental Revolving Facility”).

Borrowings under the 2026 Incremental Revolving Facility may be used to fund working capital, general corporate purposes, and any other purposes not prohibited by the SuperPriority Revolver. Amounts repaid may not be reborrowed. The outstanding principal amount of the 2026 Incremental Revolving Facility is due at maturity, which is scheduled for February 2, 2028.

Revolving loans under the 2026 Incremental Revolving Facility bear interest at a rate per annum equal to, at the Company’s election: (i) a Term SOFR based rate (subject to a 0.00% floor), plus an applicable margin of 9.00%, or (ii) an alternate base rate (subject to a 0.00% floor), plus an applicable margin of 8.00%. Interest is payable in kind on the applicable payment date. The facility also provides for a quarterly unused line fee of 0.375% on the unused portion of the commitments.

In connection with the Second Amendment, the Company agreed to pay a closing fee to the lenders under the 2026 Incremental Revolving Facility, payable in-kind on the Closing Date, in an amount equal to 3.50% of the aggregate commitments.

Deferral of Interest Payment to Holders of the 2028 Refinance Term Loans

As of March 31, 2026, the Company had outstanding $1,266.2 million aggregate principal amount of the 2028 Refinance Term Loans. On April 14, 2026, the Company elected to delay its next interest payment on the 2028 Refinance Term Loans in the amount of approximately $38.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2026 Year-to-Date Highlights

During the three months ended March 31, 2026, Trinseo recognized net loss of $115.9 million and Adjusted EBITDA of $52.6 million. Adjusted EBITDA for the quarter was impacted by continued low levels of demand due to persistent market uncertainty, which was partially offset by lower fixed costs primarily related to execution of the 2025 Restructuring Plan.

The Company continues to have access to capital resources through available borrowings under its debt structure. However, the Company elected not to make certain contractual interest payments during the quarter and is actively engaged in discussions with its financial stakeholders to review potential alternatives regarding its capital structure.

The Company continues to critically review its liquidity and anticipated capital requirements, including for service of the Company's debt. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had liquidity of $114.2 million and an accumulated deficit of $1,455.2 million and used cash in operating activities of $232.9 million during the quarter ended March 31, 2026. The Company expects continued operating losses and significant cash outflows from operating activities in the near term. Current macroeconomic and geopolitical conditions, including inflation, and ongoing conflicts (such as the Russia-Ukraine war and military conflict in Iran), continue to create significant uncertainty in the broader business environment. These external factors have contributed to weaker demand in many of our end markets and are expected to continue to have a material adverse effect on the Company's financial performance and liquidity forecasts. In addition, the military conflict in Iran has increased longer-term volatility in global energy and raw material markets and heightened uncertainty regarding the availability and reliability of certain feedstocks and logistics beyond the first quarter of 2026.

The Company’s debt agreements include financial covenants, which were waived or removed through amendments obtained during the three months ended March 31, 2026. Notwithstanding the removal of these covenants as of March 31, 2026, the Company is in default on these instruments due to nonpayment of interest or principal beyond the applicable grace periods. The Company has obtained waivers from its lenders and negotiated amendments to avoid acceleration of its indebtedness; however, there can be no assurance that any future such waivers or amendments would be available on acceptable terms or at all.

As a result of these factors, the Company has concluded that substantial doubt exists about its ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements.

New York Stock Exchange Delisting Notification

On March 2, 2026, we received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that the NYSE had determined to commence proceedings to delist the Company’s ordinary shares. On March 18, 2026, the NYSE filed a Form 25 with the SEC to delist the Company’s ordinary shares from the NYSE. The delisting became effective ten days following the filing of Form 25.

Amendment to Senior Credit Facility Agreement

On April 10, 2026, the Company executed an amendment to its Super-Priority Revolver that provided incremental senior secured revolving credit commitments in an aggregate principal amount of $50.0 million. This incremental facility provides additional near-term liquidity to support working capital and general corporate purposes during a period of continued market volatility and constrained operating cash flows.

Exploration for Divestiture of Americas Styrenics

In March 2024, the Company announced it commenced a sale process for the Company’s interest in Americas Styrenics, via the initiation of an ownership exit provision in the joint venture agreement. Trinseo and Chevron Phillips Chemical Company LP, co-owners of Americas Styrenics, have decided to pursue a joint sale process. We, along with our partner, remain committed to sell Americas Styrenics, with our focus being to maximize value, given recent volatility in equity and debt markets, marketing may not occur until there are improvements in those underlying markets.

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our business is subject to risks related to the impact of global trade conflicts and the imposition of tariffs by the United States or other countries including those with China, Canada, and the European Union. Although we generally manufacture products and procure raw materials in the regions where our products are sold, these tariffs may negatively impact demand and increase some product costs. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our customers’ products resulting in proportionate reductions in demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

Recent geopolitical developments have further increased volatility and uncertainty in global trade and commodity markets, which may exacerbate these risks in periods after the first quarter of 2026.

We continue to closely monitor as well as engage with our customers and suppliers to analyze how tariffs could impact our business. We are not able to predict whether such tariffs will be permanent, whether new tariffs will be implemented, or which jurisdictions would be impacted. Uncertainty over global tariffs has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further changes in trade policy, trade restrictions, tariffs, or other governmental action have the potential to adversely impact our costs, including prices of raw materials, or demand for our products or our customers’ products, which in turn could adversely impact our business, financial condition and results of operations. In addition, ongoing legal and regulatory developments relating to the authority, scope and implementation of tariff regimes may further increase uncertainty regarding the timing, application, modification or removal of existing tariffs or the imposition of new tariffs.

Results of Operations

Results of Operations for the Three months Ended March 31, 2026 and 2025

	Three Months Ended
	March 31,
(in millions)	2026	%	2025	%
Net sales	$724.7	100%	$784.8	100%
Cost of sales	663.0	91%	721.0	92%
Gross profit	61.7	9%	63.8	8%
Selling, general and administrative expenses	87.4	12%	91.0	12%
Equity in earnings (losses) of unconsolidated affiliate	2.1	—%	(1.8)	—%
Operating loss	(23.6)	(3)%	(29.0)	(4)%
Interest expense, net	78.7	11%	66.6	8%
Other expense (income), net	4.2	1%	(23.2)	(3)%
Loss before income taxes	(106.5)	(15)%	(72.4)	(9)%
Provision for income taxes	9.4	1%	6.6	1%
Net loss	$(115.9)	(16)%	$(79.0)	(10)%

Three Months Ended – March 31, 2026 vs. March 31, 2025

Net Sales

Net sales decreased 8% year-over-year, primarily driven by a 9% decrease from lower pricing and a 4% decrease from lower sales volumes across all business segments, primarily due to continued end market demand weakness. The decreases were partially offset by a 5% increase from favorable foreign exchange rate impacts.

Cost of Sales

The 8% decrease in cost of sales was primarily attributable to a 10% decrease due to lower pricing and a 4% decrease due to lower volumes. These decreases were partially offset by a 6% increase from foreign exchange rate impacts.

Gross Profit

The $2.1 million decrease in gross profit was primarily due to both lower volumes and margins. Lower margins were particularly in Polymer Solutions and Latex Binders due to competitive price pressure, particularly in Europe. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $3.6 million, or 4%, decrease in SG&A was primarily due to a $24.9 million decrease in costs associated with the Company’s debt refinancing transaction executed in the first quarter of 2025 and a $11.0 million decrease in the Company’s salary and wages expense. These decreases were partially offset by a $24.1 million increase of costs related to the Company’s ongoing discussions with financial stakeholders, a $9.2 million increase in non-cash accelerated amortization of capitalized software assets related to the transition of the Company’s current ERP system to a cloud-based platform, and a $0.5 million increase in the Company’s bad debt expense.

Equity in Earnings of Unconsolidated Affiliate

The increase in equity earnings from Americas Styrenics of $3.9 million was due to higher styrene margins in the current year.

Interest Expense, Net

The increase in interest expense, net of $12.1 million, or 18%, was primarily attributable to an increase in market interest rates on our variable rate debt, specifically the 2028 Refinance Loans and the 2028 Term Loan B. Refer to Note 10 in the condensed consolidated financial statements for further information.

Other Expense (Income), Net

Other expense, net for the three months ended March 31, 2026 was $4.2 million, which was primarily driven by $5.6 million of net foreign exchange transaction losses partially offset by gains related to the non-service cost components of net periodic benefit cost of $0.4 million.

Other income, net for the three months ended March 31, 2025 was $23.2 million, which was primarily driven by $26.0 million of license income for polycarbonate technology, partially offset by net foreign exchange transaction losses of $2.0 million and $0.7 million of expense related to the non-service cost components of net periodic benefit cost.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended March 31, 2026 totaled $9.4 million, resulting in an effective tax rate of (8.8)%. Provision for income taxes for the three months ended March 31, 2025 totaled $6.6 million, resulting in an effective tax rate of (9.1)%.

The increase in provision for income taxes for the three months ended March 31, 2026 is primarily driven by the geographical mix of earnings.

Outlook

The Company expects a delay in demand recovery and lower cumulative growth than previously anticipated. Geopolitical events continue to disproportionally impact European chemical producers through higher energy and input costs. Based on these market dynamics, including the delayed recovery in end-market demand, the Company currently expects 2026 demand levels to be generally consistent with 2025.

At the same time, supply disruptions and feedstock constraints, affecting certain Asian competitors, including shortages of naphtha-based feedstocks, may present opportunities for the Company to capture incremental volumes on an opportunistic basis. The Company will continue to evaluate such opportunities selectively, subject to margin considerations, operational capacity and liquidity constraints.

Proactive management actions taken in 2025 to exit underperforming assets and reduce fixed costs are expected to support improved operational performance relative to what would otherwise be expected under current market conditions. The Company continues to execute cash management initiatives and strategic operational plans focused on liquidity preservation, including rigorous evaluation of contractual obligations, working capital management and productivity initiatives to control operating expenses.

As previously disclosed, the Company is engaged in ongoing discussions with its financial stakeholders regarding its capital structure and continues to evaluate potential strategic alternatives, including amendments or modifications to the terms of its outstanding indebtedness. The Company cannot predict, with certainty, the impact that current macroeconomic, geopolitical and market conditions may have on its ability to consummate such transactions on acceptable terms or to obtain future waivers or amendments necessary to address its debt obligations.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three months ended March 31, 2026 and 2025. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended
	March 31,
($ in millions)	2026	2025	% Change
Net sales	$263.0	$277.3	(5)%
Adjusted EBITDA	$33.7	$25.7	31%
Adjusted EBITDA margin	13%	9%

Three Months Ended – March 31, 2026 vs. March 31, 2025

The 5% decrease in net sales was primarily attributable to a 4% decrease due to lower sales volumes, particularly in MMA, and a 4% decrease from lower price due to pass-through of lower raw material costs. This was partially offset by a 3% increase due to favorable foreign exchange rate impacts.

Adjusted EBITDA increased $8.0 million, or 31%, due to increases of $9.0 million, or 35%, from lower fixed costs, $2.4 million, or 9%, from higher margins, and $1.5 million, or 6%, from favorable foreign exchange rate impacts. These increases were partially offset by a $4.7 million, or 18%, decrease due to lower sales volumes and a $0.2 million, or 1%, decrease due to unfavorable currency impacts.

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

	Three Months Ended
	March 31,
($ in millions)	2026	2025	% Change
Net sales	$196.5	$209.3	(6)%
Adjusted EBITDA	$16.4	$24.5	(33)%
Adjusted EBITDA margin	8%	12%

Three Months Ended – March 31, 2026 vs. March 31, 2025

The 6% decrease in net sales was primarily attributable to a 12% decrease due to pricing pressures in textile and paper and board applications globally. The decreases were partially offset by higher volumes in CASE and battery binders plus a 5% increase due to favorable foreign exchange rate impacts.

The $8.1 million, or 33%, decrease in Adjusted EBITDA was primarily due to an $8.4 million, or 35%, due to lower margins, and a $2.0 million, or 8%, decrease due to higher fixed costs. These decreases were partially offset by an increase of $1.7 million, or 7%, increase in sales volumes, a $0.4 million, or 2%, increase from favorable currency impacts, and an increase of $0.2 million, or 1%, from favorable foreign exchange rate impacts.

Polymer Solutions Segment

Our Polymer Solutions segment consists of a variety of polymers, the majority of which are for building and construction applications. The segment includes our mass acrylonitrile butadiene styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polystyrene businesses, as well as our polycarbonate technology.

	Three Months Ended
	March 31,
($ in millions)	2026	2025	% Change
Net sales	$265.2	$298.2	(11)%
Adjusted EBITDA	$23.7	$44.5	(47)%
Adjusted EBITDA margin	9%	15%

Three Months Ended – March 31, 2026 vs. March 31, 2025

Net sales decreased by 11% year-over-year, primarily due to an 11% decrease from lower pricing and a 7% decrease from lower sales volumes in polystyrene. The decrease was partially offset by a 7% increase due to favorable foreign exchange rate impacts.

The $20.8 million, or 47%, decrease in Adjusted EBITDA was primarily due to a $26.0 million, or 58%, decrease from prior year licensing revenue, and a $1.3 million, or 3%, decrease from higher fixed costs. The decreases were partially offset by a $4.5 million, or 9%, increase from mix improvement, and a $2.0 million, or 5%, increase from favorable foreign exchange rate impacts.

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

	Three Months Ended
	March 31,
($ in millions)	2026	2025	% Change
Adjusted EBITDA*	$2.1	$(1.8)	217%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – March 31, 2026 vs. March 31, 2025

The increase in Adjusted EBITDA was mainly due to stronger styrene and polystyrene performance in the current year.

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

There are limitations to using financial performance measures such as Adjusted EBITDA. This performance measure is not intended to represent net income or other measures of financial performance. As such, it should not be used as an alternative to net income as an indicator of operating performance. Other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use this, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing a reconciliation of this performance measure to our net income, which is determined in accordance with GAAP.

Adjusted EBITDA is calculated as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net loss	$(115.9)	$(79.0)
Interest expense, net	78.7	66.6
Provision for income taxes	9.4	6.6
Depreciation and amortization (a)	49.8	36.0
EBITDA (b)	$22.0	$30.2
Loss on financing transactions (c)	—	24.9
Net gain on disposition of businesses and assets	(3.6)	—
Restructuring and other charges (d)	9.2	7.4
Other items (e)	25.0	2.3
Adjusted EBITDA	$52.6	$64.8
(a)	During the three months ended March 31, 2026, the Company recognized $9.2 million for accelerated amortization of capitalized software assets related to our current ERP system now being transitioned to a cloud based system.

During the three months ended March 31, 2025, an $8.1 million credit was recognized due to a change in cost estimate related to the Boehlen, Germany asset retirement obligation as the Company was able to realize efficiencies during decommissioning.

(b)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management, and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(c)	Amounts for the three months ended March 31, 2026 primarily relate to fees incurred in conjunction with Company’s debt refinancing transaction that did not meet the criteria for deferred financing charges as the transaction was accounted for as a modification of debt in accordance with ASC 470-60. Refer to Note 10 in the condensed consolidated financial statements for further information.
(d)	Amounts for the three months ended March 31, 2026 and 2025 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.
(e)	Other items for the three months ended March 31, 2026 primarily relate to fees incurred in connection with the Company’s ongoing lender negotiations.

Other items for the three months ended March 31, 2025 primarily relate to fees incurred in conjunction with the Company’s strategic initiatives, including the potential divestiture of our styrenics business.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2026 and 2025. We have derived the summarized cash flow information from our unaudited financial statements.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(232.9)	$(110.2)
Investing activities	(7.7)	(8.7)
Financing activities	207.8	32.8
Effect of exchange rates on cash	(2.0)	2.5
Net change in cash, cash equivalents, and restricted cash	$(34.8)	$(83.6)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 totaled $232.9 million, which included a $125.4 million increase in working capital. Operating cash flows during the three months ended March 31, 2026 were adversely impacted by three primary factors: our normal first quarter seasonality, a contraction in trade credit from suppliers and other counterparties, and higher raw material costs. These impacts were partially offset by the Company’s non-payment of certain contractual interest obligations during the quarter and resulted in outsized working capital use relative to historical periods.

Net cash used in operating activities during the three months ended March 31, 2025 totaled $110.2 million, which included a $102.6 million increase in working capital, including the impact of $18.0 million in expenses related to refinancing that were not eligible for capitalization as deferred financing costs.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 totaled $7.7 million, which was primarily attributable to capital expenditures, partially offset by the proceeds received from the sale of assets in connection with certain of the Company’s restructuring plans.

Net cash used in investing activities during the three months ended March 31, 2025 totaled $8.7 million, which was primarily attributable to capital expenditures.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 totaled $207.8 million. During the three months the Company drew $22.0 million and $230.0 million in proceeds from the Accounts Receivable Securitization Facility and OpCo Super-Priority Revolver, respectively, and repaid $40.0 million from the OpCo Super-Priority Revolver, principally related to funding working capital trade contraction through the quarter.

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

Free Cash Flow is not intended to represent cash flows from operations as defined by GAAP, and therefore, should not be used as an alternative for that measure. Other companies in our industry may define Free Cash Flow differently than we do. As a result, it may be difficult to use this, or similarly-named financial measures that other companies may use, to compare the liquidity and cash generation of those companies to our own. We compensate for these limitations by providing a reconciliation to cash provided by operating activities from continuing operations, which is determined in accordance with GAAP.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Cash used in operating activities	$(232.9)	$(110.2)
Capital expenditures	(11.3)	(8.7)
Free Cash Flow	$(244.2)	$(118.9)

Refer to the discussion above for significant impacts to cash used in operating activities for the three months ended March 31, 2026 and March 31, 2025.

Capital Resources and Liquidity

We require cash primarily to fund day-to-day operations, purchase raw materials, finance capital expenditures and other initiatives, and service our outstanding indebtedness. Our principal sources of liquidity consist of cash and cash equivalents on hand and availability under the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility.

During the three months ended March 31, 2026, the Company elected not to make certain contractual interest and principal payments beyond applicable grace periods under the Senior Credit Agreement and the 2L Notes Indenture. These non-payments constituted events of default under those agreements and triggered cross-defaults under the Refinance Credit Agreement, the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility. As

a result of these events of default, substantially all of the Company’s outstanding indebtedness was classified as current as of March 31, 2026.

In connection with the foregoing, the Company and certain of its subsidiaries entered into amendments and limited waivers with its lenders, pursuant to which the requisite lenders agreed, among other things, to temporarily waive certain acceleration and collateral enforcement rights and remedies through April 30, 2026. During the quarter, the Company also amended certain debt agreements to remove anti-cash hoarding provisions and minimum liquidity covenants, and to modify certain financial reporting, notice and other contractual provisions. There can be no assurance that additional waivers or amendments will be available on acceptable terms, or at all.

As of March 31, 2026, the Company had Liquidity (as defined in the applicable debt agreements) of $114.2 million, consisting of $106.8 million of cash and cash equivalents held at certain restricted subsidiaries and approximately $7.4 million of availability under the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility.

Net cash used in operating activities during the three months ended March 31, 2026 totaled $232.9 million, including a $125.4 million use of cash from changes in working capital. Operating cash flows during the quarter were adversely impacted by a significant contraction in trade credit from suppliers and other counterparties, which resulted in accelerated payment terms and higher cash outflows for raw materials and other operating costs. These impacts occurred notwithstanding the Company’s non-payment of certain contractual interest obligations during the period and resulted in an outsized working capital use relative to historical levels.

As of March 31, 2026 and December 31, 2025, the Company had $2,813.4 million and $2,591.4 million, respectively, of outstanding indebtedness. The Company’s debt structure includes the 2029 Refinance Senior Notes, the 2028 Refinance Term Loans, the 2028 Term Loan B, the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, each of which is further described below and in the accompanying notes to the consolidated financial statements.

On April 10, 2026, the Company executed an amendment to its Super-Priority Revolver that provided incremental senior secured revolving credit commitments in an aggregate principal amount of $50.0 million, which has since been fully drawn. This incremental facility provides additional near-term liquidity to support working capital and general corporate purposes during a period of continued market volatility and constrained operating cash flows.

The Company continues to actively manage liquidity through disciplined working capital management, evaluation of contractual obligations and implementation of productivity and cost-reduction initiatives. In addition, as previously disclosed, the Company remains engaged in discussions with its financial stakeholders regarding its capital structure and continues to evaluate potential strategic alternatives, including modifications to the terms of its outstanding indebtedness.

We have incurred recurring net losses and negative operating cash flows and expect to continue operating at a net loss in the near term. While we believe that our current liquidity resources provide near-term flexibility, our ability to meet liquidity requirements longer term remains dependent on market conditions, demand recovery, and the successful execution of any capital structure initiatives. Our liquidity could be depleted more rapidly than anticipated due to further deterioration in demand, additional tightening of trade credit, macroeconomic uncertainty or other factors beyond our control.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended March 31, 2026, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

Item 1A. Risk Factors

Our business faces various risks. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors related to our ordinary shares as well those risk factors related to our business and industry which have been previously disclosed in Part 1, Item 1A of our Annual Report for the year ended December 31, 2025. Certain material updates to these risk factors are included below.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no directors or executive officers of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

10.1

2026 Grace Period Amendment to the Credit Agreement dated September 6, 2017, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc. and the lenders party thereto, dated as of February 16, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 17, 2026).

10.2

First Amendment, dated as of March 19, 2026, to the Credit Agreement dated as of January 17, 2025, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Deutsche Bank AG New York Branch, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 19, 2026).

10.3

2026 Limited Waiver and Amendment, dated as of March 19, 2026, to the Credit Agreement dated as of January 17, 2025, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 19, 2026).

10.4

2026 Limited Waiver and Amendment, dated as of March 19, 2026, to the Credit Agreement dated as of September 6, 2017, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 19, 2026).

10.5

2026 Limited Waiver and Amendment, dated as of March 19, 2026, to the Credit Agreement dated as of September 8, 2023, by and among Trinseo PLC, Trinseo NA Finance LLC, Trinseo LuxCo Finance SPV S.à r.l., Trinseo NA Finance SPV LLC, Alter Domus (US) LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 19, 2026).

10.6

Limited Waiver and Second Amendment, dated as of March 19, 2026, to the Credit and Security Agreement dated as of July 18, 2024, by and among Trinseo Holding S.à r.l., Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed March 19, 2026).

10.7

Limited Waiver and Third Amendment, dated as of April 10, 2026, to the Credit and Security Agreement dated as of July 18, 2024, by and among Trinseo Holding S.à r.l., Styron Receivables Funding Designated Activity Company, Trinseo Ireland Global IHB Limited, GLAS USA LLC, as administrative agent, GLAS Americas LLC, as collateral agent, KKR Credit Advisors (US) LLC, as structuring advisor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 13, 2026).

10.8

Second Amendment, dated as of April 10, 2026, to the Credit Agreement dated as of January 17, 2025, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Trinseo Ireland Global IHB Limited, Trinseo Services Ireland Limited, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 13, 2026).

10.9†	Employment Agreement between Trinseo LLC and Bregje Roseboom-Van Kessel, dated March 1, 2025.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: April 30, 2026

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)