Form 10-Q
period 2026-06-30
Trinseo PLC
filed 2026-08-06
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Ordinary Shares, par value $0.01 per share	TSEOF	N/A

As of July 31, 2026, there were 36,559,868 of the registrant’s ordinary shares outstanding.

Trinseo PLC (DEBTOR-IN-POSSESSION)

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2026

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

On May 26, 2026 (the “Petition Date”), Trinseo PLC and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), commencing the Company’s Chapter 11 cases (the “Chapter 11 Cases”). The Chapter 11 Cases were initiated to facilitate a comprehensive restructuring of the Company’s capital structure (the “Chapter 11 Restructuring Transactions”) through a joint prepackaged plan of reorganization (the “Plan”) pursuant to a Restructuring Support Agreement, dated May 13, 2026 (the “RSA”), entered into with certain holders of the Company’s funded indebtedness.

Information about the Plan is available through the Company’s dedicated microsite at www.strengtheningtrinseo.com/. Information about the Chapter 11 Cases, including court filings and other documents, is available through the Company’s claims and noticing agent at https://restructuring.ra.kroll.com/trinseo/Home-Index.

Definitions of capitalized terms not defined herein appear within our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

Cautionary Note on Forward-Looking Statements

This Quarterly Report contains, without limitation, statements concerning plans, objectives, goals, projections, forecasts, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward-looking statements may be identified by the use of words like “expect,” “anticipate,” “believe,” “intend,” “forecast,” ”estimate,” “see,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would,” or expressions of similar meaning. Forward-looking statements reflect management’s evaluation of information currently available and are based on our current expectations and assumptions regarding our business, the economy, the progress of our Chapter 11 Cases, our current indebtedness and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, our ability to obtain approval of the Plan or other motions or requests made with respect to the Chapter 11 Cases from the Bankruptcy Court; our ability to consummate the Plan and emerge from Chapter 11 within our currently expected timeline or at all; the effects of the Chapter 11 Cases, including increased professional costs, on our liquidity, results of operations and business; the outcome of litigation related to the Chapter 11 Cases; the consummation of the transactions contemplated by the Plan, including the ability of the parties to negotiate definitive agreements and satisfy the other conditions of the Plan, including completion of the Irish examinership proceedings and other regulatory filings; our ability to continue as a going concern; our ongoing discussions with our financial stakeholders; our significant levels of indebtedness, ability to service our debt, meet our debt covenants or obtain amendments, waivers or forbearances; unexpected payment obligations or liabilities which could create liquidity challenges; conditions in the global economy and capital markets, including persistent decreased customer demand and the impact of tariffs on global trade relations; ongoing geopolitical tensions or conflicts, such as the Russia-Ukraine war and military conflict in Iran; our ability to successfully generate cost savings through restructuring and cost reduction initiatives; our ability to successfully execute our business and transformation strategy; increased costs or disruption in the supply of raw materials; deterioration of our credit profile limiting our access to commercial credit; increased energy costs; the timing of, and our ability to complete, a sale of our interest in Americas Styrenics; compliance with laws and regulations impacting our business; any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges our ability to generate cash flows from operations and achieve our forecasted cash flows; and those discussed in our Annual Report filed with the SEC on March 13, 2026 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$181.4	$146.7
Accounts receivable, net of allowances (June 30, 2026: $8.5; December 31, 2025: $10.2)	477.4	364.5
Inventories	390.7	316.0
Other current assets	116.4	37.5
Total current assets	1,165.9	864.7
Investments in unconsolidated affiliate	210.2	206.9
Property, plant and equipment, net of accumulated depreciation (June 30, 2026: $966.1; December 31, 2025: $953.0)	492.0	523.6
Other assets
Goodwill	65.7	67.7
Other intangible assets, net	444.0	492.9
Right-of-use assets – operating, net	59.4	56.2
Deferred income tax assets	2.6	2.1
Deferred charges and other assets	58.8	66.1
Total other assets	630.5	685.0
Total assets	$2,498.6	$2,280.2
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current portion of long-term debt	$589.6	$212.9
Accounts payable	231.3	283.9
Current lease liabilities – operating	7.0	11.6
Income taxes payable	4.4	3.7
Accrued expenses and other current liabilities	166.9	202.6
Total current liabilities	999.2	714.7
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1.9	2,332.5
Noncurrent lease liabilities – operating	26.0	47.9
Deferred income tax liabilities	29.8	30.5
Other noncurrent obligations	226.6	252.4
Total noncurrent liabilities	284.3	2,663.3
Liabilities subject to compromise	2,562.3	—
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (June 30, 2026: 40.7 shares issued and 36.6 shares outstanding; December 31, 2025: 40.1 shares issued and 36.0 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (June 30, 2026: 0.025 shares issued and outstanding; December 31, 2025: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	523.1	521.4
Treasury shares, at cost (June 30, 2026: 4.1 shares; December 31, 2025: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(1,574.8)	(1,339.3)
Accumulated other comprehensive loss	(95.9)	(80.3)
Total shareholders’ equity (deficit)	(1,347.2)	(1,097.8)
Total liabilities and shareholders’ equity (deficit)	$2,498.6	$2,280.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$845.4	$784.3	$1,570.1	$1,569.1
Cost of sales	745.7	747.7	1,408.7	1,468.7
Gross profit	99.7	36.6	161.4	100.4
Selling, general and administrative expenses	100.8	78.1	188.2	169.1
Equity in earnings of unconsolidated affiliate	1.2	8.2	3.3	6.4
Operating income (loss)	0.1	(33.3)	(23.5)	(62.3)
Interest expense, net	72.4	69.5	151.1	136.1
Reorganization items, net	41.3	—	41.3	—
Other expense (income), net	5.5	0.2	9.7	(23.0)
Loss before income taxes	(119.1)	(103.0)	(225.6)	(175.4)
Provision for income taxes	0.5	2.5	9.9	9.1
Net loss	$(119.6)	$(105.5)	$(235.5)	$(184.5)
Weighted average shares‒basic	36.6	35.7	36.4	35.6
Net loss per share‒basic:	$(3.27)	$(2.95)	$(6.47)	$(5.18)
Weighted average shares‒diluted	36.6	35.7	36.4	35.6
Net loss per share‒diluted:	$(3.27)	$(2.95)	$(6.47)	$(5.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(119.6)	$(105.5)	$(235.5)	$(184.5)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(4.7)	32.3	(13.7)	51.8
Net loss on cash flow hedges (net of tax of $0.0, $(0.1), $0.0, and $(0.1))	—	(0.5)	—	(0.5)
Pension and other postretirement benefit plans:
Net gain arising during period	0.7	1.7	1.3	1.7
Amounts reclassified from accumulated other comprehensive loss	(1.4)	(1.5)	(3.2)	(2.1)
Total other comprehensive income (loss), net of tax	(5.4)	32.0	(15.6)	50.9
Comprehensive loss	$(125.0)	$(73.5)	$(251.1)	$(133.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2025	36.0	4.1	—	$0.4	$—	$521.4	$(200.0)	$(80.3)	$(1,339.3)	$(1,097.8)
Net loss	—	—	—	—	—	—	—	—	(115.9)	(115.9)
Other comprehensive loss	—	—	—	—	—	—	—	(10.2)	—	(10.2)
Share-based compensation activity	0.6	—	—	—	—	1.0	—	—	—	1.0
Balance at March 31, 2026	36.6	4.1	—	$0.4	$—	$522.4	$(200.0)	$(90.5)	$(1,455.2)	$(1,222.9)
Net loss	—	—	—	—	—	—	—	—	(119.6)	(119.6)
Other comprehensive loss	—	—	—	—	—	—	—	(5.4)	—	(5.4)
Share-based compensation activity	—	—	—	—	—	0.7	—	—	—	0.7
Balance at June 30, 2026	36.6	4.1	—	$0.4	$—	$523.1	$(200.0)	$(95.9)	$(1,574.8)	$(1,347.2)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	35.4	4.1	—	$0.4	$—	$514.6	$(200.0)	$(142.1)	$(792.8)	$(619.9)
Net loss	—	—	—	—	—	—	—	—	(79.0)	(79.0)
Other comprehensive income	—	—	—	—	—	—	—	18.9	—	18.9
Share-based compensation activity	0.2	—	—	—	—	1.2	—	—	—	1.2
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2025	35.6	4.1	—	$0.4	$—	$515.8	$(200.0)	$(123.2)	$(872.2)	$(679.2)
Net loss	—	—	—	—	—	—	—	—	(105.5)	(105.5)
Other comprehensive income	—	—	—	—	—	—	—	32.0	—	32.0
Share-based compensation activity	0.4	—	—	—	—	2.8	—	—	—	2.8
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2025	36.0	4.1	—	$0.4	$—	$518.6	$(200.0)	$(91.2)	$(978.1)	$(750.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(235.5)	$(184.5)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	88.6	95.8
Amortization of deferred financing fees and issuance discount (premium)	4.9	5.5
Deferred income tax	—	1.1
Share-based compensation expense	0.7	7.7
Earnings of unconsolidated affiliate, net of dividends	(3.3)	(1.4)
Unrealized net (gain) loss on foreign exchange forward contracts	(1.7)	13.8
Unrealized net loss on commodity economic swap contracts	1.3	5.4
Pension curtailment and settlement gain	(0.7)	(0.8)
Loss on extinguishment of long-term debt	—	0.2
Non-cash reorganization items, net	18.0	—
Changes in assets and liabilities
Accounts receivable	(112.6)	(27.8)
Inventories	(79.6)	(8.1)
Accounts payable and other current liabilities	29.1	1.6
Income taxes payable	0.6	0.6
Other assets, net	(60.9)	22.2
Other liabilities, net	2.9	(34.7)
Cash used in operating activities	(348.2)	(103.4)
Cash flows from investing activities
Capital expenditures	(21.3)	(18.5)
Proceeds from the sale of other assets	4.8	—
Cash used in investing activities	(16.5)	(18.5)
Cash flows from financing activities
Payments for debt issuance and extinguishment costs	(10.8)	(19.8)
Short-term borrowings, net	(1.0)	(2.3)
Cash paid for dividends and dividend equivalent units	(0.5)	(0.9)
Withholding taxes paid on restricted share units	(0.2)	(0.2)
Net proceeds from issuance of 2028 Refinance Term Loans	—	115.0
Repayments of 2025 Senior Notes	—	(115.0)
Repurchases and repayments of long-term debt	(3.0)	(9.6)
Proceeds from Accounts Receivable Securitization Facility	171.4	130.0
Repayments of Accounts Receivable Securitization Facility	(144.7)	(55.0)
Proceeds from Revolving Facility	304.6	50.0
Repayments of Revolving Facility	(41.2)	(50.0)
Borrowing under the DIP Facility	142.5	—
Cash provided by financing activities	417.1	42.2
Effect of exchange rates on cash	(3.0)	7.0
Net change in cash, cash equivalents, and restricted cash	49.4	(72.7)
Cash, cash equivalents, and restricted cash—beginning of period	149.0	211.9
Cash, cash equivalents, and restricted cash—end of period	$198.4	$139.2
Less: Restricted cash (included within "Other Current Assets")	17.0	2.2
Cash and cash equivalents—end of period	$181.4	$137.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended June 30, 2026 and 2025 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2025 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended June 30, 2026. However, actual results could differ from these estimates and assumptions.

The December 31, 2025 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2025 audited consolidated financial statements but does not include all disclosures required by GAAP for annual periods.

Current Bankruptcy Proceedings

On May 26, 2026 (the “Petition Date”), Trinseo PLC and certain of its direct and indirect subsidiaries (Altuglas LLC, Aristech Surfaces LLC, Trinseo International Holding LLC, Trinseo Holding B.V., Trinseo Holding S.a r.l., Trinseo LLC, Trinseo Luxco Finance SPV S.a r.l., Trinseo LuxCo S.a r.l., Trinseo Materials Finance, Inc., Trinseo NA Finance LLC, Trinseo NA Finance SPV LLC, and Trinseo US Holding, Inc.) (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), commencing the Company’s Chapter 11 cases (the “Chapter 11 Cases”).

The Debtors continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are generally authorized to operate their businesses in the ordinary course.

The filing of the Chapter 11 Cases triggered the automatic stay under Section 362 of the Bankruptcy Code, which, among other things, prohibits the Company’s creditors from taking actions to collect on prepetition obligations or to exercise remedies with respect to such obligations, absent relief from the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors have filed with the Bankruptcy Court a variety of motions seeking “first day” relief, including the authority to access cash collateral, continue using their cash management system, pay employee wages and benefits and pay vendors in the ordinary course of business. At a hearing held on May 27, 2026, the Bankruptcy Court generally approved the relief sought in these motions on an interim basis. Following subsequent hearings held on June 17, 2026, the Bankruptcy Court entered orders approving substantially all of the relief sought on a final basis.

Prior to the Petition Date, the Company’s nonpayment of certain interest obligations beyond applicable grace periods constituted events of default under certain of its debt agreements and triggered cross-defaults under other financing arrangements. As a result of the Chapter 11 filings, enforcement of remedies by prepetition creditors with respect to such defaults is stayed.

During the three months ended June 30, 2026, the Debtors transferred $13.4 million of cash into a separate escrow bank account administered by Kroll Restructuring Administration LLC, who on the Debtors' behalf will pay the allowed professional fee claims after notice from the Bankruptcy Court. The Debtors have continued to fund the escrow bank account weekly through the issuance date of these condensed consolidated financial statements. The funds held in the escrow account are classified as restricted cash, included within “Other current assets” in the Company’s condensed consolidated balance sheet.

The Chapter 11 Cases were initiated to facilitate a comprehensive restructuring of the Company’s capital structure (the “Chapter 11 Restructuring Transactions”) through a joint prepackaged plan of reorganization (the “Plan”) pursuant to a Restructuring Support Agreement, dated May 13, 2026 (the “RSA”), entered into with certain holders of the Company’s funded indebtedness.

Restructuring Support Agreement and Plan

The RSA contemplates the implementation of the Plan, which provides for, among other things, the cancellation, discharge, and release of substantially all of the Company’s prepetition funded indebtedness, the issuance of consideration to eligible holders of such claims, including equity interests in the reorganized Company, cash, subscription rights and takeback debt instruments.

Under the Plan general unsecured trade claims and other non-funded debt claims are expected to be unimpaired and paid in full in the ordinary course of business and existing equity interests are expected to be cancelled, extinguished, and of no further force or effect, and are not expected to receive any recovery.

The Plan is supported by certain lenders holding substantial portions of the Company’s funded debt including, the Super HoldCo 1L Lenders holding approximately 98.0% of the aggregate outstanding principal amount of Super HoldCo 1L Claims under the Credit Agreement dated September 8, 2023 (as amended, the “2028 Refinance Credit Agreement”) and 100% of the OpCo Intercompany Term Loans; certain Revolving Credit Facility (“RCF”) Lenders holding approximately 100% of the aggregate outstanding principal amount of RCF Claims under the Credit Agreement dated January 17, 2025 (as amended, the “RCF Credit Agreement”); and certain OpCo 2028 Term Lenders holding approximately 57.2% of the aggregate outstanding principal amount of OpCo 2028 Term Loan Claims under the Credit Agreement dated September 6, 2017 (as amended, the “Credit Agreement”).

The Super HoldCo 1L Claims contain portions of the aggregate outstanding principal amount of the senior secured term loan facility maturing in May 2028 (the “2028 Refinance Term Loans”) (as defined in the 2028 Refinance Credit Agreement). The RCF Claims contain portions of the super-priority revolving credit facility maturing in February 2028 (the “OpCo Super-Priority Revolver”) (as defined in the RCF Credit Agreement). The OpCo 2028 Term Loan Claims contain portions of the aggregate outstanding principal amount of the senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”) (as defined in the Credit Agreement).

Application of ASC 852, Reorganizations

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s consolidated financial statements contained in the Company's 2025 Annual Report except for the application of Accounting Standard Codification (“ASC”) Topic 852 – Reorganizations. Beginning on the Petition Date, the Company began applying the provisions of ASC 852, Reorganizations.

As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. The Debtors have not yet set a bar date (deadline) for holders of claims to file proofs of claim. The Debtors have received numerous claims as of the date of this report. We expect that the Debtors may continue to receive a significant number of claims in the future. We are not aware of any claims that we currently expect will require a material adjustment to the accounts and balances as reported as of June 30, 2026.

Accordingly, liabilities subject to compromise are reported separately in the condensed consolidated balance sheets; refer to Note 18, Liabilities Subject to Compromise, for additional details, and reorganization items, net are reported separately in the condensed consolidated statements of operations; refer to Note 19, Reorganization Items, Net, for additional details.

Liabilities subject to compromise represent prepetition obligations of the Debtors that may be impacted by the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts.

The determination of how liabilities will ultimately be settled or treated cannot be made until approved by the Bankruptcy Court. Because the Company has not yet obtained approval by the Bankruptcy Court, there remains uncertainty with respect to the ability of our creditors, including our secured and unsecured debt holders, to recover the full amount of their claims against us. As a result, all prepetition secured and unsecured debt instruments have been classified as liabilities subject to compromise in our condensed consolidated balance sheets as of June 30, 2026 along with any related accrued interest payable balance. Under the Bankruptcy Code, the Debtors may assume, modify, assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Although the Debtors do not intend to modify, assign or reject any of these agreements, and received approval from the Bankruptcy Court on June 17, 2026 to continue processing all lease payments, the Debtors’ lease liabilities were classified as liabilities subject to compromise in the condensed consolidated balance sheets as of June 30, 2026.

The amounts in Note 19 are preliminary and may be subject to future adjustments as a result of, among other things, the possibility or occurrence of certain Bankruptcy Court actions, further developments with respect to disputed claims, and/or any payments by us of amounts classified as liabilities subject to compromise, which may be allowed in certain limited circumstances. Accordingly, the amounts ultimately allowed by the Bankruptcy Court may differ materially from amounts recorded in the accompanying condensed consolidated financial statements.

Reorganization items, net represent amounts incurred or realized as a direct result of the Chapter 11 Cases and are reported separately in the condensed consolidated statements of operations. As a result, the Company’s financial statements distinguish transactions and events directly associated with the reorganization from the ongoing operations of the business; refer to Note 19, Reorganization Items, Net, for additional details.

Status of the Chapter 11 Cases

The Company solicited votes on the Plan prior to the Petition Date. As of the filing of this Quarterly Report, the Plan had not become effective. The effectiveness of the Plan remains subject to confirmation by the Bankruptcy Court and satisfaction or waiver of various closing conditions.

The effectiveness of the Plan and the Company’s emergence from Chapter 11 are subject to several conditions, including final judgment by the Bankruptcy Court in ongoing litigation related to the Chapter 11 Cases, approval and confirmation of the Plan by the Bankruptcy Court, satisfaction of milestones and other conditions set forth in the RSA, receipt of required regulatory approvals, including approval by the High Court of Ireland, the Federal Trade Commission and other regulators, where applicable, and completion of debtor-in-possession and exit financing arrangements.

The Company currently expects to emerge from Chapter 11 prior to the end of 2026; however, the timing and outcome of the Chapter 11 Cases, including confirmation and consummation of the Plan, remain subject to significant risks and uncertainties.

Going Concern

In accordance with ASC 205-40, Going Concern, the Company evaluated whether conditions and events raise substantial doubt about its ability to continue as a going concern within one year after the issuance of these condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company had liquidity of $186.7 million and an accumulated deficit of $1,574.8 million and used cash in operations of $348.2 million during the six months ended June 30, 2026. The Company expects continued operating losses and significant cash outflows from operating activities in the near term. Current macroeconomic and geopolitical conditions, including inflation, and ongoing conflicts (such as the Russia-Ukraine war and military conflict in Iran), continue to create significant uncertainty in the broader business environment. These external factors have contributed to weaker demand in many of our end markets, significant volatility in raw material prices, and supply chain disruptions that are expected to continue to have a material adverse effect on the Company's financial performance and liquidity forecasts.

Absent the consummation of the Chapter 11 Restructuring Transactions, significant debt maturities would occur in

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

NOTE 2—RECENT ACCOUNTING GUIDANCE

During 2026, there were no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements, except for the application of ASC Topic 852 – Reorganizations described in Note 1.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and six months ended June 30, 2026 and 2025.

	Engineered	Latex	Polymer
Three Months Ended	Materials	Binders	Solutions	Total
June 30, 2026
United States	$123.8	$89.6	$39.1	$252.5
Europe	103.1	99.9	173.7	376.7
Asia-Pacific	44.5	56.4	85.3	186.2
Rest of World	20.1	2.0	7.9	30.0
Total	$291.5	$247.9	$306.0	$845.4
June 30, 2025
United States	$127.3	$75.9	$34.9	$238.1
Europe	104.8	89.4	180.6	374.8
Asia-Pacific	38.7	37.2	64.6	140.5
Rest of World	22.4	1.7	6.8	30.9
Total	$293.2	$204.2	$286.9	$784.3

	Engineered	Latex	Polymer
Six Months Ended	Materials	Binders	Solutions	Total
June 30, 2026
United States	$239.9	$159.5	$77.2	$476.6
Europe	196.2	180.6	335.7	712.5
Asia-Pacific	78.7	100.6	143.2	322.5
Rest of World	39.7	3.7	15.1	58.5
Total	$554.5	$444.4	$571.2	$1,570.1
June 30, 2025
United States	$251.5	$145.4	$76.8	$473.7
Europe	203.2	181.8	361.5	746.5
Asia-Pacific	73.8	82.9	133.0	289.7
Rest of World	42.0	3.4	13.8	59.2
Total	$570.5	$413.5	$585.1	$1,569.1

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

The Company recorded net pre-tax restructuring charges of $146.1 million inception-to-date under the 2025 Restructuring Plan, consisting of $7.9 million of severance and related benefit costs, $107.2 million of asset related charges, and $31.0 million of contract terminations. Asset-related charges include decommissioning and other charges of $16.8 million, $34.5 million related to accelerated depreciation for the asset retirement costs at Porto Marghera and Schkopau, and $55.9 million in accelerated depreciation charges of plant, property and equipment primarily associated with the exit of the Company’s plants in Rho, Italy, Porto Marghera, Italy and Schkopau, Germany.

The Company expects to incur incremental contract termination charges of $2.0 million to $5.0 million and asset related charges of $4.4 million within the Engineered Materials segment, with $1.9 million related to decommissioning charges and $2.5 million related to accretion expense, and asset related charges of $0.5 million within the Polymer Solutions segment related to accretion expense. All incremental charges are expected to be incurred and paid by the end of 2028.

The following table summarizes the charges by segment related to the 2025 Restructuring Plan:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
2025 Restructuring Plan Charges by Segment	2026	2026
Engineered Materials	$5.9	$12.5
Polymer Solutions	2.2	3.6
Total	$8.1	$16.1

The following table is a summary of charges (credits) incurred related to the 2025 Restructuring Plan:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
2025 Restructuring Plan Charges (Credits)	2026	2026
Severance and related benefit credits (credits)	$(3.0)	$(3.0)
Asset related charges	4.5	9.6
Contract terminations	6.6	9.5
Total	$8.1	$16.1

At June 30, 2026 and December 31, 2025, total liabilities related to the 2025 Restructuring Plan includes $7.6 million and $11.1 million, respectively, for severance and related benefit costs, and $20.0 million and $21.9 million, respectively, for contract termination charges, were primarily included within "Accrued and other current liabilities" in the condensed consolidated balance sheets.

The following table summarizes the activities related to the 2025 Restructuring Plan:

2025 Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2025	$11.1	$—	$21.9	$33.0
Restructuring charges (credits)	(3.0)	6.3	9.5	12.8
Payments (1)	(0.5)	(4.6)	(11.4)	(16.5)
Asset write-offs	—	(1.7)	—	(1.7)
Reserve balance at June 30, 2026	$7.6	$—	$20.0	$27.6
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Does not include $1.9 million of accelerated depreciation and $1.4 million of accretion expense incurred during the six months ended June 30, 2026 related to the asset retirement obligation at Schkopau and Porto Marghera. Refer to Note 13 for further information on the asset retirement obligation activity at Schkopau and Porto Marghera.

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

The Company recorded net pre-tax restructuring charges of $64.6 million inception-to-date under the 2024 Restructuring Plan and Stade Shutdown, consisting of $22.5 million of severance and related benefit costs, $29.2 million of asset related charges, and $12.9 million of contract terminations. Asset-related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost and $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $3.7 million.

The Company expects to incur incremental contract terminations of $7.0 million to $9.0 million and asset-related charges of $0.5 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027.

The following table summarizes the charges (credits) incurred by segment related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
2024 Restructuring Plan and Stade Shutdown Charges (Credits) by Segment	2026	2025	2026	2025
Engineered Materials	$(0.1)	$0.1	$(0.1)	$(0.2)
Latex Binders	(0.2)	—	(0.2)	—
Polymer Solutions	1.3	6.0	2.6	8.6
Corporate (1)	—	(0.1)	—	—
Total	$1.0	$6.0	$2.3	$8.4
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges (credits) incurred related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
2024 Restructuring Plan and Stade Shutdown Charges (Credits)	2026	2025	2026	2025
Severance and related benefit costs (credits)	$(0.3)	$0.5	$(0.2)	$(0.1)
Asset related charges	0.3	0.5	0.6	1.5
Contract terminations	1.0	5.0	1.9	7.0
Total	$1.0	$6.0	$2.3	$8.4

At June 30, 2026 and December 31, 2025, total liabilities related to the 2024 Restructuring Plan and Stade Shutdown were $4.1 million and $14.2 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the condensed consolidated balance sheets.

The following table summarizes the activities related to the 2024 Restructuring Plan and Stade Shutdown:

2024 Restructuring Plan and Stade Shutdown	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2025	$14.2	$—	$—	$14.2
Restructuring charges (credits)	(0.2)	—	1.9	1.7
Payments (1)	(9.9)	—	(1.9)	(11.8)
Reserve balance at June 30, 2026	$4.1	$—	$—	$4.1
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $0.3 million and $0.6 million, respectively, of accretion expense incurred during the three and six months ended June 30, 2026 related to the asset retirement obligation liability at Stade, Germany. Refer to Note 13 for further information on the asset retirement obligation activity at Stade, Germany.

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

The Company recorded net pre-tax restructuring charges of $87.4 million inception-to-date under the Asset Optimization and Corporate Restructuring plan, consisting of $17.4 million of severance and related benefit costs, $60.8 million of asset related charges, and $9.2 million of contract terminations costs. Asset-related charges include $32.6 million of accelerated depreciation charges of plant, property and equipment, and decommissioning and other charges of $28.2 million associated with the plant and production closures. The Company expects to incur an incremental $0.7 million of asset related charges through the end of 2026. The majority of the employee termination benefit charges are expected to be paid by the end of 2026.

The following table summarizes the charges (credits) incurred by segment related to the 2023 Asset Optimization and Corporate Restructuring plan:

	Three Months Ended		Six Months Ended
2023 Asset Optimization and Corporate Restructuring Plan	June 30,		June 30,
Charges (Credits) by Segment	2026	2025	2026	2025
Engineered Materials	$—	$—	$—	$0.1
Polymer Solutions	1.3	4.1	2.8	6.5
Corporate (1)	—	—	—	(0.1)
Total	$1.3	$4.1	$2.8	$6.5
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges incurred related to the 2023 Asset Optimization and Corporate Restructuring plan:

	Three Months Ended		Six Months Ended
2023 Asset Optimization and Corporate Restructuring Plan	June 30,		June 30,
Charges	2026	2025	2026	2025
Severance and related benefit costs	$—	$0.6	$—	$1.0
Asset related charges	1.3	3.5	2.8	5.5
Total	$1.3	$4.1	$2.8	$6.5

At June 30, 2026 and December 31, 2025, total liabilities related to the Asset Optimization and Corporate Restructuring were $1.0 million and $1.1 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the condensed consolidated balance sheets.

The following table summarizes the activities related to the 2023 Asset Optimization and Corporate Restructuring plan:

2023 Asset Optimization and Corporate Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Total
Reserve balance at December 31, 2025	$1.1	$—	$1.1
Restructuring charges	—	2.8	2.8
Payments (1)	(0.1)	(2.8)	(2.9)
Reserve balance at June 30, 2026	$1.0	$—	$1.0
(1)	Includes immaterial impacts of foreign currency remeasurement.

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

The Company recorded net pre-tax restructuring charges of $55.3 million inception-to-date under the 2022 Asset Restructuring Plan, consisting of $8.5 million of severance and related benefit costs, $33.3 million of asset related charges, and $13.5 million of contract terminations costs. Asset-related charges include $17.1 million related to the accelerated depreciation for the asset retirement cost at Boehlen, Germany, $7.7 million in accelerated depreciation charges of plant, property and equipment and decommissioning and other charges of $8.5 million.

Substantially all payments for severance and related benefit costs have been paid, the Company expects to incur an incremental $1.7 million primarily related to contract termination charges within the Polymer Solutions segment through 2027.

The following table summarizes the charges (credits) incurred by segment related to the 2022 Asset Restructuring Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
2022 Asset Restructuring Plan Charges (Credits) by Segment	2026	2025	2026	2025
Engineered Materials	$—	$—	$—	$(0.3)
Polymer Solutions	0.3	0.7	0.5	(6.8)
Total	$0.3	$0.7	$0.5	$(7.1)

The following table is a summary of charges (credits) incurred related to the 2022 Asset Restructuring Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
2022 Asset Restructuring Plan Charges (Credits) by Segment	2026	2025	2026	2025
Severance and related benefit costs (credits)	$(0.1)	$—	$(0.1)	$(0.3)
Asset related charges (credits) (1)	—	—	0.1	(8.1)
Contract terminations	0.4	0.7	0.5	1.3
Total	$0.3	$0.7	$0.5	$(7.1)
(1)	Asset related charges (credits) include activities related to an asset retirement obligation at Boehlen, Germany. For the six months ended June 30, 2025, the Company recorded a credit of $(8.1) million reflecting a change in cost estimate related to the asset retirement obligation as the Company was able to realize efficiencies during the initial phase of site demolition.

At June 30, 2026 and December 31, 2025, total liabilities related to the Asset Restructuring Plan were $0.0 million and $0.5 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the condensed consolidated balance sheets.

The following table summarizes the activities related to the 2022 Asset Restructuring Plan:

2022 Asset Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2025	$0.5	$—	$—	$0.5
Restructuring charges (credits)	(0.1)	0.1	0.5	0.5
Payments (1)	(0.4)	(0.1)	(0.5)	(1.0)
Reserve balance at June 30, 2026	$—	$—	$—	$—
(1)	Includes immaterial impacts of foreign currency remeasurement.

NOTE 5—INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Provision for income taxes	$0.5	$2.5	$9.9	$9.1
Effective income tax rate	(0.4)%	(2.4)%	(4.4)%	(5.2)%

Provision for income taxes for the three and six months ended June 30, 2026 totaled $0.5 million and $9.9 million, respectively, resulting in an effective tax rate of (0.4)% and (4.4)%, respectively. Provision for income taxes for the three and six months ended June 30, 2025 totaled $2.5 million and $9.1 million, respectively, resulting in an effective tax rate of (2.4)% and (5.2)%, respectively.

The main driver of the increase in the effective income tax rate for the three and six months ended June 30, 2026 compared to the prior year was the geographical mix of earnings.

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

The following table presents basic EPS and diluted EPS for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
Earnings:
Net loss	$(119.6)	$(105.5)	$(235.5)	$(184.5)
Shares:
Weighted average ordinary shares outstanding	36.6	35.7	36.4	35.6
Dilutive effect of RSUs, option awards, and PSUs (1)	—	—	—	—
Diluted weighted average ordinary shares outstanding	36.6	35.7	36.4	35.6
Loss per share:
Loss per share‒basic	$(3.27)	$(2.95)	$(6.47)	$(5.18)
Loss per share‒diluted	$(3.27)	$(2.95)	$(6.47)	$(5.18)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three and six months ended June 30, 2026 and June 30, 2025, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2026	2025
Finished goods	$169.6	$136.3
Raw materials and semi-finished goods	187.3	146.6
Supplies	33.8	33.1
Total	$390.7	$316.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales	$483.4	$397.8	$856.2	$826.7
Gross profit	$19.8	$29.5	$42.4	$40.6
Net income	$4.1	$16.2	$12.1	$14.3

As of June 30, 2026 and December 31, 2025, the Company’s investment in Americas Styrenics was $210.2 million and $206.9 million, respectively, which was $11.3 million greater and $14.2 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.3 years as of June 30, 2026. The Company did not receive dividends from Americas Styrenics during the three and six months ended June 30, 2026 and received dividends of $5.0 million during the three and six months ended June 30, 2025.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2025 to June 30, 2026:

	Engineered	Latex	Polymer	Americas
	Materials	Binders	Solutions	Styrenics	Total
Balance at December 31, 2025	$15.8	$16.3	$35.6	$—	$67.7
Foreign currency impact	(0.5)	(0.5)	(1.0)	—	(2.0)
Balance at June 30, 2026	$15.3	$15.8	$34.6	$—	$65.7

As of June 30, 2026 and December 31, 2025, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment. During the second quarter 2026, the Company’s operating results have been adversely impacted by weakness in demand in consumer end markets as well as overall uncertainty in the global economy. Should these conditions persist, or other events occur, indicating that the estimated future cash flows of the reporting units have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

NOTE 10—DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of December 31, 2025.

During the six months ended June 30, 2026, the Company entered into certain amendments and limited waivers with lenders under certain of its credit facilities and elected not to make certain interest payments. The Company's failure to make certain interest payments constituted events of default under certain credit agreements and debt instruments and resulted in the related obligations becoming immediately due and payable; however, following the Petition Date, enforcement of such obligations became subject to the automatic stay provisions of the Bankruptcy Code. As a result, as of June 30, 2026, substantially all prepetition indebtedness was reclassified to “Liabilities subject to compromise” on the condensed consolidated balance sheet, in accordance with ASC 852, Reorganizations.

The Company continues to engage with its financial stakeholders regarding implementation of the Chapter 11 Restructuring Transactions. The timing and outcome of the Chapter 11 Cases, including confirmation and consummation of the Plan, remain subject to significant risks and uncertainties. Refer to Note 1, Current Bankruptcy Proceedings, for additional information regarding the Chapter 11 Cases and the Company's restructuring process.

As of June 30, 2026 and December 31, 2025, outstanding debt facilities consisted of the following:

			June 30, 2026
	Effective Interest Rate as of June 30, 2026 (1)	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (2)	Carrying Value	Unamortized Deferred Financing Fees (3)	Total Debt, Less Unamortized Deferred Financing Fees
Debtor-in-Possession Financing Facilities (6)
OpCo DIP Facility	12.758%	May 2027	$279.9	$—	$279.9	$—	$279.9
Super HoldCo DIP Facility	6.008%	May 2027	163.3	—	163.3	—	163.3
2026 AR Facility (5)	Various	May 2027	144.7	—	144.7	—	144.7
Prepetition debtor financing
2028 Refinance Term Loans	12.169%	May 2028	1,161.2	—	1,161.2	—	1,161.2
2028 Term Loan B	7.939%	May 2028	716.3	—	716.3	—	716.3
OpCo Super-Priority Revolver (4)	Various	February 2028	164.1	—	164.1	—	164.1
2029 Refinance Senior Notes	7.625%	May 2029	391.0	—	391.0	—	391.0
Other indebtedness	Various	Various	3.6	—	3.6	—	3.6
Total debt			$3,024.1	$—	$3,024.1	$—	$3,024.1
Less: current portion (8)							(589.6)
Liabilities Subject to Compromise (9)							(2,432.6)
Total long-term debt, net of unamortized deferred financing fees							$1.9

			December 31, 2025
	Interest Rate as of December 31, 2025	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (2)	Carrying Value	Unamortized Deferred Financing Fees (3)	Total Debt, Less Unamortized Deferred Financing Fees
Accounts Receivable Securitization Facility (7)	Various	January 2028	$118.0	$—	$118.0	$—	$118.0
2028 Refinance Term Loans	12.412%	May 2028	1,256.6	(18.7)	1,237.9	(17.4)	1,220.5
2029 Refinance Senior Notes	7.625%	May 2029	388.6	53.0	441.6	(22.1)	419.5
Senior Credit Facility
2028 Term Loan B	6.584%	May 2028	716.3	(1.3)	715.0	(6.5)	708.5
OpCo Super-Priority Revolver	Various	February 2028	75.0	—	75.0	—	75.0
Other indebtedness	Various	Various	3.9	—	3.9	—	3.9
Total debt			$2,558.4	$33.0	$2,591.4	$(46.0)	$2,545.4
Less: current portion (8)							(212.9)
Total long-term debt, net of unamortized deferred financing fees							$2,332.5
(1)	The June 30, 2026 “effective interest rates” included in the table above represent the rates in effect on such date used to calculate: (i) adequate protection payments related to our OpCo Super-Priority Revolver, totaling $1.2 million as of June 30, 2026, and (ii) contractual interest related to our other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date and without consideration of any reductions related to adequate protection payments made through such date.
(2)	This caption includes various original issue accounting adjustments related to original issue premium and discounts, all of which are amortized to interest expense using the straight-line method over the related instrument’s contractual term. As of June 30, 2026, the Company wrote off (within “Reorganization items, net” in the condensed consolidated statements of operations) all original issue premium and discounts related to prepetition indebtedness in accordance with ASC 852, Reorganizations.

The Company recorded a debt premium equal to the difference between the carrying value of the exchanged debt and the principal amount of the 7.625% second lien senior notes due 2029 (the “2029 Refinance Senior Notes”). The unamortized balance of this debt premium was $53.0 million as of December 31, 2025.

The 2028 Term Loan B was issued at a 0.5% original issue discount, whose unamortized balance was $1.3 million as of December 31, 2025.

The 2028 Refinance Term Loans were issued at a 3.0% original issue discount, whose unamortized balance was $18.7 million as of December 31, 2025.

(3)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets. As of June 30, 2026, the Company expensed (within “Reorganization items, net” in the condensed consolidated statements of operations) all deferred financing fees related to prepetition indebtedness in accordance with ASC 852, Reorganizations.
(4)	Under the OpCo Super-Priority Revolver, the Company had a capacity of $375.0 million with capacity of $60.0 million under the letter of credit subfacility. As of June 30, 2026, all prepetition indebtedness is included within liabilities subject to compromise therefore the Company did not have any funds available for borrowing under this Facility. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(5)	As of June 30, 2026, this facility had a borrowing capacity of $150.0 million and $144.7 million outstanding under the facility. As of June 30, 2026 the Company had $164.3 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $5.3 million additional funds available for borrowing.

(6)	On May 28, 2026, certain direct and indirect subsidiaries of the Company, as borrowers, entered into two Senior Secured Super-Priority Debtor-in-Possession Credit Agreements, the “DIP Facilities,” consisting of the OpCo DIP Facility, with a principal amount of $270.0 million, and the Super HoldCo DIP Facility, with principal amount of $157.5 million.
(7)	As of December 31, 2025, this facility had a borrowing capacity of $150.0 million, and $118.0 million outstanding under the facility. As of December 31, 2025 the Company had $121.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $3.2 million of additional funds available for borrowing. This facility was closed and paid in full on May 29, 2026.
(8)	The current portion of long-term debt as of June 30, 2026 was primarily related to the Company’s 2026 AR Securitization Facility and the DIP Facilities.

The current portion of long-term debt as of December 31, 2025 was primarily related to $118.0 million outstanding under the AR Securitization Facility, $75.0 million outstanding under the OpCo Super-Priority Revolver, as well as $19.9 million mostly related to the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

(9)	As of June 30, 2026, the entire carrying amount our 2028 Term Loan B, 2028 Refinance Term Loans, and 2029 Refinance Senior Notes, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in “Liabilities subject to compromise” in the condensed consolidated balance sheets. The carrying amount of our OpCo Super-Priority Revolver less reductions for certain adequate protection payments made since the Petition Date, totaling $1.2 million, is also included in “Liabilities subject to compromise.”

Debtor-in-possession Financing

In May 2026, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The Plan provides for fully committed debtor-in-possession financing, pursuant to which the Company entered into two debtor-in-possession credit facilities (together, the “DIP Facilities”), each supported by separate collateral groups, on May 28, 2026.

OpCo Collateral Group

Certain subsidiaries of the Company together, the “OpCo Borrowers”, (Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l. and Trinseo Materials Finance, Inc.), entered into a Senior Secured Super-Priority Debtor-In-Possession Credit Agreement (the “OpCo DIP Credit Agreement”), providing for a senior secured super-priority priming term loan debtor-in-possession credit facility. The OpCo Borrowers were the original issuers for both the 2028 Term Loans and the OpCo Super-Priority Revolver.

The OpCo DIP Credit Agreement consists of an aggregate principal amount of $270.0 million (the “OpCo DIP Facility”) with new money term loan commitments in an aggregate principal amount of $90.0 million, of which $60.0 million was drawn in a single borrowing on May 28, 2026 with the remaining drawn on June 22, 2026. The new money term loans under the OpCo DIP Facility bear interest at a rate per annum equal to SOFR (subject to a floor of 3.00%) plus 9.00%, payable in cash.

The OpCo DIP Facility also consists of a roll-up facility pursuant to which up to $180.0 million of certain prepetition obligations held by participating OpCo lenders are expected to be converted into term loans under the OpCo DIP Facility on a cashless basis at a ratio of two dollars of roll-up term loans for every one dollar of new-money commitments funded. This roll-up facility bears interest at a rate per annum equal to SOFR (subject to a floor of 3.00%) plus 9.00%, payable in cash.

The OpCo DIP Facility is subject to a commitment fee, which was paid in kind in full at closing, and a put option premium, which is payable in kind on each date that new money term loans are funded, both totaling $9.9 million for the three months ended June 30, 2026. The OpCo DIP Facility matures on the earliest to occur of: May 28, 2027, the effective date of a chapter 11 plan, the acceleration of the outstanding term loans and termination of commitments, certain other customary events set forth in the OpCo DIP Credit Agreement, or the closing of a sale of all or substantially all assets or equity of the loan parties (other than to another loan party).

The Chapter 11 Cases are subject to certain milestones, including deadlines for entry of the final DIP order and confirmation of the Plan. The obligations under the OpCo DIP Facility are guaranteed by each guarantor party thereto and secured by liens on substantially all assets of the OpCo Borrowers and guarantors, subject to certain exceptions, and constitute super-priority administrative expense claims under section 364(c) of the Bankruptcy Code. The OpCo DIP Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for debtor-in-possession financings of this type.

Super HoldCo Collateral Group

Other subsidiaries of the Company together, the “SHC Borrowers”, (Trinseo NA Finance LLC, Trinseo Luxco Finance SPV S.à r.l. and Trinseo NA Finance SPV LLC), entered into a Senior Secured Super-Priority Debtor-In-Possession HoldCo Credit Agreement (the “Super-Holdco DIP Credit Agreement”), providing for a senior secured super-priority priming term loan debtor-in-possession credit facility. The SHC Borrowers were the original issuers for both the 2028 Refinance Term Loans and the 2029 Refinance Senior Notes.

The Super-Holdco DIP Credit Agreement consists of an aggregate principal amount of $157.5 million (the “Super-Holdco DIP Facility”) with new money term loan commitments in an aggregate principal amount of $52.5 million, of which $35.0 million was drawn in a single borrowing on May 28, 2026 with the remaining drawn on June 22, 2026. The new money term loans under the Super-Holdco DIP Facility bear interest at a rate per annum equal to SOFR (subject to a floor of 3.00%) plus 9.00%, payable in cash.

The Super-Holdco DIP Facility also includes a roll-up facility pursuant to which $105.0 million of certain prepetition first-lien term loan obligations are expected to be converted into term loans under the Super-Holdco DIP Facility on a cashless basis at a ratio of two dollars of roll-up term loans for every one dollar of new-money commitments funded. The roll-up term loans under the Super-Holdco DIP Facility bear interest at a rate per annum equal to SOFR (subject to a floor of 3.00%) plus 8.50%, payable in cash.

The Super-Holdco DIP Facility is subject to a commitment fee, which was paid in kind in full at closing, and a put option premium, which is payable in kind on each date that new money term loans are funded, both totaling $5.8 million for the three months ended June 30, 2026. The Super-Holdco DIP Facility matures on the earliest to occur of: May 28, 2027, the effective date of a chapter 11 plan, the acceleration of the outstanding term loans and termination of commitments, certain other customary events set forth in the Super-Holdco DIP Credit Agreement, or the closing of a sale of all or substantially all assets or equity of the loan parties (other than to another loan party).

The Chapter 11 Cases are subject to certain milestones and confirmation of the Plan. The obligations under the Super-Holdco DIP Facility are guaranteed by each guarantor party thereto and secured by liens on substantially all assets of the SHC Borrowers and guarantors, subject to certain exceptions, and constitute super-priority administrative expense claims under section 364(c) of the Bankruptcy Code. The Super-Holdco DIP Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default customary for debtor-in-possession financings of this type.

Accounts Receivable Securitization Facilities

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

On March 19, 2026, the Company entered into an amendment and limited waiver (the "Securitization Waiver"), pursuant to which, the requisite amount of lenders agreed to, among other things: (i) temporarily waive certain acceleration and collateral enforcement rights and remedies under the facility until April 2, 2026, arising from the nonpayment of interest or principal beyond the applicable grace period under the Senior Credit Agreement, Refinance

Credit Agreement and OpCo Super-Priority Revolver, and other related notice and cross-defaults, and (ii) amend certain financial reporting and notice covenants.

On April 10, 2026, the Company entered into an amendment and limited waiver pursuant to which, the requisite amount of lenders agreed to, among other things: (i) extend the temporary limited waiver of certain acceleration and collateral enforcement rights and remedies under the facility until April 30, 2026 arising from the nonpayment of interest or principal beyond the applicable grace period under the Senior Credit Agreement, Refinance Credit Agreement and OpCo Super-Priority Revolver, and other related notice and cross-defaults, (ii) reduce the advance rate thereunder from 92.5% to 90.0%, and (iii) amend certain financial reporting and notice covenants.

In connection with the Chapter 11 Cases and the DIP Facilities, on May 29, 2026, the Company entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”), which amends and restates the Credit and Security Agreement, dated as of July 18, 2024 governing the Accounts Receivable Securitization Facility (as amended and restated, the “AR Credit Agreement”). The AR Credit Agreement provides for a non-recourse revolving credit facility in an aggregate amount of up to $150.0 million (the “2026 AR Facility”), collateralized by certain trade receivables generated by certain of the Company’s Swiss, German, Dutch and U.S. subsidiaries. Advances under the AR Credit Agreement bear interest at a rate per annum equal to Term SOFR (subject to a floor of 2.00%) plus 6.00%, payable in cash. The 2026 AR Facility incurs interest on a minimum of $75.0 million of advances irrespective of actual amounts outstanding. The Company is also required to pay an unused facility fee on a portion of the unfunded revolving commitments, as well as ongoing agent fees and servicing fees.

The 2026 AR Facility matures on the earliest to occur of: May 29, 2027, the date the Company exits the Chapter 11 Cases under a chapter 11 plan, or the occurrence of an amortization event as set forth in the AR Credit Agreement. As part of exit financing contemplated by the Plan, the RSA provides that, on the effective date of a chapter 11 plan, the 2026 AR Facility is expected to be converted into, or refinanced by, an exit accounts receivable securitization facility on terms and conditions to be agreed upon by the Company and the creditor parties.

The AR Credit Agreement contains representations, warranties, affirmative and negative covenants, and amortization events customary for receivables securitization facilities of this type, including but not limited to a cross-default to the Company’s other material indebtedness.

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

The Company determined it had available liquidity of $186.7 million as of June 30, 2026, comprised of $181.4 million of cash and cash equivalents and approximately $5.3 million of funds available for borrowing under the Accounts Receivable Securitization Facility.

The OpCo DIP Facility is subject to a minimum liquidity covenant requiring liquidity of not less than $100.0 million, tested weekly, and a disbursements variance covenant requiring total actual operating disbursements not to exceed total budgeted operating disbursements (subject to certain exceptions) by more than 17.5% over applicable testing periods. Through the issuance of these financial statements, the Company is in compliance with the weekly liquidity covenants on the OpCo DIP Facility.

The Super-Holdco DIP Facility is subject to a minimum liquidity covenant requiring liquidity of not less than $25.0 million, tested weekly, and a disbursements variance covenant requiring total actual operating disbursements not to exceed total budgeted operating disbursements (subject to certain exceptions) by more than 17.5% over applicable testing periods. Through the issuance of these financial statements, the Company is in compliance with the weekly liquidity covenants on the Super-Holdco DIP Facility.

Prepetition debtor financing

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

The Company did not make the required interest payment by March 19, 2026, which resulted in an event of default under the 2L Note Indenture. Following an event of default the 2029 Refinance Senior Notes are subject to the terms of an intercreditor agreement which prohibits holders from enforcing any collection action against any collateral secured by the 2029 Refinance Senior Notes for 180 days. As of June 30, 2026, no notice or declaration of acceleration had been delivered with respect to the 2029 Refinance Senior Notes.

Senior Credit Facility 2028 Term Loans

On May 3, 2021, the Company entered into an amendment to the existing credit agreement dated as of September 6, 2017 (the “Credit Agreement”), to borrow a new tranche of term loans in an aggregate amount of $750.0 million senior secured term loan B facility maturing in May 2028 (the “2028 Term Loan B”). The 2028 Term Loan B bears an interest rate of SOFR plus 2.50%, subject to a 0.00% SOFR floor, and was issued at a 0.5% original issue discount. Further, the 2028 Term Loan B requires scheduled quarterly payments in amounts equal to 0.25% of the original principal amount of the 2028 Term Loan B, with the balance to be paid at maturity.

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

Also on March 19, 2026, the Company also entered into an amendment and limited waiver to the OpCo Super-Priority Revolver (the “Revolver Waiver”). Under the Revolver Waiver the lenders agreed to, among other things: (i) temporarily waive certain acceleration and collateral enforcement rights and remedies under the facility until April 30, 2026, arising from the nonpayment of interest or principal beyond the applicable grace periods under the Refinance Credit Agreement, the Senior Credit Agreement, and the 2L Notes Indenture, as well as related notices and cross-defaults, and (ii) amend certain other provisions of the facility. In connection with the Revolver Waiver, the Borrowers agreed to pay certain lenders an in-kind consent fee equal to 1.00% of each such lender’s commitments under the OpCo Super-Priority Revolver, totaling $5.6 million for the three months ended June 30, 2026.

On April 10, 2026, the Company entered into an amendment (the “Second Amendment”) to our existing super-priority revolving credit facility dated, January 17, 2025. Certain lenders agreed under the Second Amendment to provide incremental senior secured revolving credit commitments in an aggregate principal amount of $50.0 million. On May 13, 2026, the Company entered into another amendment (the “Third Amendment”) to the OpCo Super-Priority Revolver where certain lenders agreed to provide incremental senior secured revolving credit commitments in an aggregate principal amount of $25.0 million. The additional aggregate principal provided during 2026 (the “2026 Incremental Revolving Facility”), increased the total aggregate principal amount of loans outstanding under the OpCo Super-Priority Revolver from $300.0 million to $375.0 million (excluding amounts paid in kind).

Borrowings under the 2026 Incremental Revolving Facility may be used to fund working capital, general corporate purposes, and any other purposes not prohibited by the OpCo Super-Priority Revolver. Amounts repaid may not be reborrowed. The outstanding principal amount of the 2026 Incremental Revolving Facility is due at maturity, which is scheduled for February 2, 2028.

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

In connection with the Second and Third Amendments, the Company agreed to pay a closing fee to the lenders under the 2026 Incremental Revolving Facility, payable in-kind, in an amount equal to 3.50% of the aggregate commitments.

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

During the six months ended June 30, 2026 and the twelve months ended December 31, 2025, the Company executed the PIK Interest Election on the 2029 Refinance Senior Notes, to defer payment of a portion of the quarterly interest margin payable in the amount of $2.4 million and $9.1 million, respectively, by capitalizing the amounts as principal payments due at maturity.

The Company has deferred $101.4 million and $99.0 million of interest payable that is payable at maturity and capitalized as liabilities subject to compromise as of June 30, 2026 and as long-term debt as of December 31, 2025, respectively.

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

As of June 30, 2026, the Company had no open foreign exchange forward contracts.

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

From time to time, the Company uses commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and the contracts are marked-to-market at each reporting date, and any unrealized gains or losses are included in AOCI, to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. The Company had no open commodity cash flow hedges as of June 30, 2026.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. There were no open commodity economic hedges as of June 30, 2026.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(745.7)	$(5.5)	$(747.7)	$(0.2)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$—	$—	$(0.8)	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$—	$—	$(20.0)

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(1,408.7)	$(9.7)	$(1,468.7)	$23.0

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$—	$—	$(1.1)	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$0.3	$—	$(30.0)
Commodity economic hedges
Amount of loss recognized in income	$—	$—	$(1.9)	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2026 and 2025:

	Gain (Loss) Recognized in AOCI on Balance Sheet		Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Designated as Cash Flow Hedges
Commodity cash flow hedges	$—	$(0.6)	$—	$(0.6)
Total	$—	$(0.6)	$—	$(0.6)

	Gain (Loss) Recognized in Other income, net in Statement of Operations		Gain (Loss) Recognized in Other income, net in Statement of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$—	$(20.0)	$0.3	$(30.0)
Remeasurement of foreign currency-denominated assets and liabilities	0.5	20.8	(5.4)	28.8
Total	$0.5	$0.8	$(5.1)	$(1.2)

The Company does not expect to reclassify any net loss from AOCI into earnings in the next twelve months as the Company has no outstanding commodity cash flow hedges as of June 30, 2026.

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

NOTE 12—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date. The Company did not have any assets or liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2026.

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of June 30, 2026 and December 31, 2025:

	As of	As of
	June 30, 2026	December 31, 2025
2028 Refinance Term Loans	$863.5	$1,115.9
2028 Term Loan B	51.4	71.5
2029 Refinance Senior Notes	3.7	36.2
Total fair value	$918.6	$1,223.6
(1)	Total carrying value of the Company's outstanding debt was $3,024.1 million and $2,591.4 million as of June 30, 2026 and December 31, 2025, respectively. See details in Note 10 for further detail.

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value presented reflects the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of June 30, 2026 and December 31, 2025.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow, and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination, including Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of June 30, 2026 and December 31, 2025, the Company had $2.0 million, respectively, of accrued obligations for environmental remediation or restoration costs.

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

Change in asset retirement obligation
Balance at December 31, 2025	$37.8
Obligations incurred and adjustments to estimated obligations	1.9
Settlements	(14.6)
Accretion expense	1.9
Currency translation adjustment	(0.7)
Balance at June 30, 2026	$26.3

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the current portion was $15.1 million and $17.1 million, respectively, and the long-term portion was $11.2 million and $20.7 million, respectively.

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

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim and filed a statement of defense to Trinseo’s counterclaim. On February 10, 2025, Trinseo filed a statement of rejoinder in defense of Synthos’ claims and a reply to Synthos’ statement of defense of Trinseo’s counterclaim. On March 21, 2025, Synthos filed a further statement of defense against Trinseo’s counterclaim. During the week of May 19, 2025, an arbitration hearing was held before an arbitration tribunal convened by the German Arbitration Institute, following which the tribunal set a schedule for submission of post-hearing briefings ending during the fourth quarter 2025. The parties submitted respective final substantive briefs to the arbitration tribunal over July, August and September 2025. Additional briefs related to potential reimbursement of legal fees and other costs incurred were submitted in fourth quarter 2025. On May 7, 2026, the German Arbitration Institute notified the parties of the arbitration tribunal’s final decision which ruled in favor of Trinseo by dismissing all of Synthos’ claims. Although this decision also dismissed Trinseo’s counterclaim, Trinseo was awarded its costs for the arbitration. Additionally, in July 2026, Trinseo and Synthos entered into a separate asset purchase agreement, for equipment unrelated to the arbitration, that includes a waiver by Synthos of its right to seek court review of the arbitration tribunal’s final decision.

Chapter 11 Litigation

On May 29, 2026, an ad-hoc minority lender group filed an adversary complaint pursuant to Rule 7001 of the Federal Rules of Bankruptcy Procedure with regard to the Chapter 11 Cases against certain lenders and certain of the Debtors, alleging that the Company’s 2023 refinancing transactions violated the terms of the Credit Agreement and therefore subsequent transactions should be invalidated, including seeking disallowance of certain intercompany loans, as well as recharacterization or subordination of those same intercompany loans, and subordination of the OpCo Super-Priority Revolver. The Company filed a Motion for Judgment on the Pleadings on June 9, 2026, with the parties subsequently filing response and reply briefs on June 23 and June 30. Additionally, the complaint was amended on June

23, 2026, and the Company filed an answer to the amended complaint, on July 7, 2026. The Bankruptcy Court heard argument on the Motion for Judgment on the Pleadings on July 22, 2026. On July 30, 2026, the Bankruptcy Court issued an oral ruling denying the Company’s Motion for Judgment on the Pleadings with respect to three claims, dismissing a fourth claim with leave to amend, and denying the Company’s request to stay the minority lender group’s objection to certain intercompany claims. The matter is currently scheduled for trial on August 12-14, 2026.

In addition, the ad-hoc minority lender group has filed certain additional motions that could affect the resolution of these Chapter 11 Cases, including (a) a motion to designate the votes of certain intercompany loans, (b) a motion seeking leave of the Bankruptcy Court for derivative standing to assert certain claims, including fraudulent conveyance and breach of fiduciary duty claims, on behalf of the Company and certain of its subsidiaries, and (c) a motion seeking to terminate the Company’s exclusive authority to promulgate a plan of reorganization. Responses to the first two motions are due on August 7, 2026, and each motion is expected to be heard during the scheduled August 12-14 trial. A response to the latter motion is currently due on August 11, 2026.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2026	2025	2026	2025
Net periodic benefit cost
Service cost	$1.6	$1.9	$0.2	$0.1
Interest cost	1.7	1.6	0.1	0.1
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of prior service credit	—	(0.1)	—	—
Amortization of net gain	(1.3)	(0.5)	—	—
Settlement and curtailment gain	—	(0.7)	(0.1)	(0.1)
Net periodic benefit cost	$1.9	$2.1	$(0.1)	$(0.2)

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2026	2025	2026	2025
Net periodic benefit cost
Service cost	$3.2	$3.6	$0.3	$0.3
Interest cost	3.3	3.0	0.3	0.3
Expected return on plan assets	(0.2)	(0.2)	(0.5)	(0.6)
Amortization of prior service credit	—	(0.1)	—	—
Amortization of net gain	(2.6)	(1.0)	—	—
Settlement and curtailment gain	(0.6)	(0.7)	(0.1)	(0.1)
Net periodic benefit cost	$3.1	$4.6	$—	$(0.1)

The Company had less than $0.8 million of net periodic benefit costs for its other postretirement plans for the three and six months ended June 30, 2026 and 2025.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $183.1 million and $186.9 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.0 million and $4.4 million, during the three and six months ended June 30, 2026. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $7.1 million to its defined benefit plans for the remainder of 2026.

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

The following table summarizes the Company’s share-based compensation expense for the three and six months ended June 30, 2026 and 2025, as well as unrecognized compensation cost as of June 30 2026:

	Three Months Ended		Six Months Ended		June 30, 2026
	June 30,		June 30,		Unrecognized		Weighted
	2026	2025	2026	2025	Compensation Cost		Average Years
RSUs	$0.4	$0.8	$1.0	$3.6	$0.3		0.9
Options	—	0.1	—	0.2	—		—
PSUs	0.3	0.6	0.7	1.2	1.3		1.4
Restricted Cash Units ("RCUs") (1)	0.1	0.5	(1.0)	2.7	0.6	(2)	1.1
Total share-based compensation expense	$0.8	$2.0	$0.7	$7.7
(1)	In January 2026, the Company approved one-time conditional retention bonus awards for certain executive officers and, subject to the terms of the awards, agreed to the cancellation of unvested cash-settled long-term incentive awards previously granted under the Company’s Amended and Restated 2014 Omnibus Incentive Plan. There were 1,115,886 RCUs that were forfeited in the six months ended June 30, 2026 related to the one-time conditional retention bonus awards.
(2)	Unrecognized Compensation Cost related to RCU awards as of June 30, 2026 is calculated using the stock price, subject to certain minimum and maximum amounts, as of June 30, 2026.

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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is the metric used by the chief operating decision maker to measure segment operating performance and is defined below, for the three and six months ended June 30, 2026 and 2025. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment and by geography for the three and six months ended June 30, 2026 and 2025.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Three Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
June 30, 2026
Net sales	$291.5	$247.9	$306.0	$—	$845.4	$—	$845.4
Cost of sales	(256.5)	(228.2)	(261.0)	—	(745.7)	—	(745.7)
Selling, general and administrative expenses	(18.0)	(10.2)	(12.6)	—	(40.8)	(60.0)	(100.8)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	1.2	1.2	—	1.2
Other income and (expense)	0.2	—	0.5	—	0.7	(6.2)	(5.5)
Other segment items (2)	0.1	(0.2)	5.2	—	5.1	42.5	47.6
Depreciation and amortization expenses (3)	25.9	6.5	5.3	—	37.7	1.1	38.8
Adjusted EBITDA (1)	$43.2	$15.8	$43.4	$1.2	$103.6
Investments in unconsolidated affiliate	—	—	—	210.2	210.2	—	210.2
Capital expenditures	3.5	3.7	2.7	—	9.9	0.1	10.0
June 30, 2025
Net sales	$293.2	$204.2	$286.9	$—	$784.3	$—	$784.3
Cost of sales	(274.1)	(188.9)	(284.7)	—	(747.7)	—	(747.7)
Selling, general and administrative expenses	(19.6)	(8.8)	(17.4)	—	(45.8)	(32.3)	(78.1)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	8.2	8.2	—	8.2
Other income and (expense)	0.1	(0.4)	(0.4)	—	(0.7)	0.5	(0.2)
Other segment items (2)	0.5	—	10.6	—	11.1	4.2	15.3
Depreciation and amortization expenses (3)	31.0	10.7	10.2	—	51.9	7.9	59.8
Adjusted EBITDA (1)	$31.1	$16.8	$5.2	$8.2	$61.3
Investments in unconsolidated affiliate	—	—	—	224.0	224.0	—	224.0
Capital expenditures	3.7	4.0	1.6	—	9.3	0.5	9.8

	Engineered	Latex	Polymer	Americas	Total	Corporate
Six Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
June 30, 2026
Net sales	$554.5	$444.4	$571.2	$—	$1,570.1	$—	$1,570.1
Cost of sales	(498.7)	(407.9)	(502.1)	—	(1,408.7)	—	(1,408.7)
Selling, general and administrative expenses	(36.7)	(19.6)	(25.9)	—	(82.2)	(106.0)	(188.2)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	3.3	3.3	—	3.3
Other income and (expense)	0.2	—	0.9	—	1.1	(10.8)	(9.7)
Other segment items (2)	2.2	(0.1)	9.6	—	11.7	66.5	78.2
Depreciation and amortization expenses (3)	55.4	15.4	13.4	—	84.2	4.4	88.6
Adjusted EBITDA (1)	$76.9	$32.2	$67.1	$3.3	$179.5
Investments in unconsolidated affiliate	—	—	—	210.2	210.2	—	210.2
Capital expenditures	7.7	8.1	5.4	—	21.2	0.1	21.3
June 30, 2025
Net sales	$570.5	$413.5	$585.1	$—	$1,569.1	$—	$1,569.1
Cost of sales	(535.2)	(371.5)	(562.0)	—	(1,468.7)	—	(1,468.7)
Selling, general and administrative expenses	(36.1)	(17.6)	(25.3)	—	(79.0)	(90.1)	(169.1)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	6.4	6.4	—	6.4
Other income and (expense)	0.3	(0.8)	25.3	—	24.8	(1.8)	23.0
Other segment items (2)	(0.1)	0.1	18.3	—	18.3	31.6	49.9
Depreciation and amortization expenses (3)	57.4	17.6	8.3	—	83.3	12.5	95.8
Adjusted EBITDA (1)	$56.8	$41.3	$49.7	$6.4	$154.2
Investments in unconsolidated affiliate	—	—	—	224.0	224.0	—	224.0
Capital expenditures	7.1	7.6	2.7	—	17.4	1.1	18.5
(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(3)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

The reconciliation of loss before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss before income taxes	$(119.1)	$(103.0)	$(225.6)	$(175.4)
Interest expense, net (4)	72.4	69.5	151.1	136.1
Depreciation and Amortization (5)	38.8	59.8	88.6	95.8
Corporate Unallocated (6)	22.6	19.7	45.9	47.8
Adjusted EBITDA Addbacks (7)	88.9	15.3	119.5	49.9
Segment Adjusted EBITDA	$103.6	$61.3	$179.5	$154.2
(4)

During the three and six months ended June 30, 2026, the Company did not recognize approximately $18.2 million of contractual interest expense that would have been recognized if not for the Chapter 11 Cases.

(5)

During the six months ended June 30, 2026, the Company recognized $9.2 million for accelerated amortization of capitalized software assets related to our transition of current enterprise resource planning (“ERP”) system to a cloud based system.

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

(6)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(7)	Adjusted EBITDA addbacks for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss on financing transactions (Note 10)	$6.0	$1.6	$6.0	$26.5
Net gain on disposition of businesses and assets	(2.5)	—	(6.1)	—
Restructuring and other charges (Note 4)	8.8	10.8	18.0	18.2
Reorganization items, net (Note 19)	41.3	—	41.3	—
Other items (a)	35.3	2.9	60.3	5.2
Total Adjusted EBITDA Addbacks	$88.9	$15.3	$119.5	$49.9
(a)	Other items for the three and six months ended June 30, 2026 primarily relate to fees incurred in connection with the Company’s ongoing lender negotiations incurred before the Company filed for bankruptcy or were incurred by non-Debtor entities. Any fees incurred in connection with the Company’s ongoing lender negotiations by the Debtors during the pendency of the Chapter 11 bankruptcy is included within Reorganization items, net.

Other items for the three and six months ended June 30, 2025 primarily relate to fees incurred in conjunction with the legal defense costs associated with Synthos litigation, described in Note 13.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended June 30, 2026 and 2025	Adjustments	Plans, Net	Hedges, Net	Total
Balance at March 31, 2026	$(129.2)	$30.9	$7.8	$(90.5)
Other comprehensive income (loss)	(4.7)	0.7	—	(4.0)
Amounts reclassified from AOCI to net loss (1)	—	(1.4)	—	(1.4)
Balance as of June 30, 2026	$(133.9)	$30.2	$7.8	$(95.9)

Balance at March 31, 2025	$(150.7)	$20.3	$7.2	$(123.2)
Other comprehensive income (loss)	32.3	1.7	(1.2)	32.8
Amounts reclassified from AOCI to net income (loss) (1)	—	(1.5)	0.7	(0.8)
Balance as of June 30, 2025	$(118.4)	$20.5	$6.7	$(91.2)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Six Months Ended June 30, 2026 and 2025	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2025	$(120.2)	$32.1	$7.8	$(80.3)
Other comprehensive income (loss)	(13.7)	1.3	—	(12.4)
Amounts reclassified from AOCI to net loss (1)	—	(3.2)	—	(3.2)
Balance as of June 30, 2026	$(133.9)	$30.2	$7.8	$(95.9)

Balance at December 31, 2024	$(170.2)	$20.9	$7.2	$(142.1)
Other comprehensive income (loss)	51.8	1.7	(1.5)	52.0
Amounts reclassified from AOCI to net income (loss) (1)	—	(2.1)	1.0	(1.1)
Balance as of June 30, 2025	$(118.4)	$20.5	$6.7	$(91.2)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Statements of Operations
AOCI Components	2026	2025	2026	2025	Classification
Cash flow hedging items
Commodity cash flow hedges	$—	$0.8	$—	$1.1	Cost of sales
Total before tax	—	0.8	—	1.1
Tax effect	—	(0.1)	—	(0.1)	Provision for income taxes
Total, net of tax	$—	$0.7	$—	$1.0

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.2)	$(0.4)	$(0.5)	(a)
Net actuarial gain	(1.5)	(0.7)	(3.0)	(1.4)	(a)
Net curtailment and settlement gain	(0.1)	(0.8)	(0.7)	(0.8)	(a)
Total before tax	(1.8)	(1.7)	(4.1)	(2.7)
Tax effect	0.4	0.2	0.9	0.6	Provision for income taxes
Total, net of tax	$(1.4)	$(1.5)	$(3.2)	$(2.1)

(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

NOTE 18—LIABILITIES SUBJECT TO COMPROMISE

As discussed in Note 1, Basis of Presentation, since the Petition Date, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying condensed consolidated balance sheet, Liabilities subject to compromise reflects prepetition obligations that are unsecured or undersecured and are recognized at the estimated amount of the allowed claims.

Liabilities subject to compromise at June 30, 2026 consisted of the following:

June 30,
2026
Liabilities subject to compromise
Debt subject to compromise
2028 Refinance Term Loans	$1,161.2
2028 Term Loan B	716.3
2029 Refinance Senior Notes	391.0
OpCo Super-Priority Revolver	164.1
Accrued interest on debt subject to compromise	100.1
Lease liabilities	29.6
Total liabilities subject to compromise	$2,562.3

NOTE 19—REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Write-off of prepetition deferred financing costs, net	$13.2	$13.2
Write-off of issuance cost of post-petition financing	4.8	4.8
Bankruptcy-related professional fees	23.3	23.3
Reorganization items, net	$41.3	$41.3

Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Write-offs of deferred debt issuance costs, deferred financing costs, and unamortized fair market value adjustment are included in Reorganization items, net.

As of June 30, 2026, $21.1 million of Reorganization items, net were unpaid and accrued in “Accounts Payable” and “Accrued Expenses and other current liabilities” in the accompanying condensed consolidated balance sheet. Since the Petition Date, our operating cash flows included net cash outflows of $2.2 million related to amounts classified as Reorganization items, net, which primarily consisted of payments for professional fees.

NOTE 20— CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors. The results of the Company's non-Debtor entities are not included in these condensed combined financial statements.

Intercompany transactions among the Debtors have been eliminated in the condensed combined Debtors' financial statements. Intercompany transactions between the Debtors and the non-Debtor entities have not been eliminated in the Debtors' financial statements.

The Debtors' transfer of trade receivables to non-debtor entities and receipt of receivable collections, net of collection costs are reflected as capital contributions and distributions through Due from affiliates. The Debtors also earn a fee for servicing the contributed receivables from non-Debtor entities, and unpaid servicing fees are reflected in the Due from affiliates balance. The Debtor's loss on sale of receivables and income related to its servicing of receivables are reflected as Other income and expense. The results of operations of the Debtors may not represent the actual results if operating on a stand-alone basis.

Debtors’ Balance Sheet

(In millions, except per share data)

(Unaudited)

June 30,
2026
Assets
Current assets
Cash and cash equivalents	$60.2
Accounts receivable, net of allowances (June 30, 2026: $0.6)	42.2
Inventories	134.5
Due from affiliates	2,701.1
Other current assets	70.1
Total current assets	3,008.1
Investments in unconsolidated affiliate	—
Property, plant and equipment, net of accumulated depreciation (June 30, 2026: $220.5)	158.4
Other assets
Goodwill	—
Other intangible assets, net	259.2
Right-of-use assets – operating, net	25.2
Deferred charges and other assets	37.7
Total other assets	322.1
Total assets	$3,488.6
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$443.2
Accounts payable	72.5
Current lease liabilities – operating	—
Income taxes payable	0.4
Accrued expenses and other current liabilities	45.4
Total current liabilities	561.5
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	—
Noncurrent lease liabilities – operating	—
Deferred income tax liabilities	17.5
Other noncurrent obligations	22.7
Total noncurrent liabilities	40.2
Liabilities subject to compromise	2,562.3
Commitments and contingencies (Note 13)
Shareholders’ equity
Equity	324.6
Total shareholders’ equity	324.6
Total liabilities and shareholders’ equity	$3,488.6

Debtors’ Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Net sales	$252.5	$476.5
Cost of sales	219.3	405.3
Gross profit	33.2	71.2
Selling, general and administrative expenses	59.0	110.3
Equity in earnings of unconsolidated affiliate	—	2.1
Operating loss	(25.8)	(37.0)
Interest expense, net	69.7	146.4
Reorganization items, net	41.3	41.3
Other expense (income), net	(15.7)	3.7
Loss before income taxes	(121.1)	(228.4)
Provision for (benefit from) income taxes	(2.0)	2.7
Net loss	$(119.1)	$(231.1)

Debtors’ Statement of Cash Flows

(In millions)

(Unaudited)

Six Months Ended
June 30,
2026
Cash flows from operating activities
Net cash used in operating activities	$(328.3)
Cash flows from investing activities
Capital expenditures	(6.6)
Cash used in investing activities	(6.6)
Cash flows from financing activities
Payments for debt issuance and extinguishment costs	(10.8)
Repurchases and repayments of long-term debt	(3.0)
Proceeds from Revolving Facility	304.6
Repayments of Revolving Facility	(41.2)
Borrowing under the DIP Facility	142.5
Cash provided by financing activities	392.1
Effect of exchange rates on cash	—
Net change in cash, cash equivalents, and restricted cash	57.2
Cash, cash equivalents, and restricted cash—beginning of period	17.4
Cash, cash equivalents, and restricted cash—end of period	$74.6
Less: Restricted cash (included within "Other Current Assets")	14.4
Cash and cash equivalents—end of period	$60.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2026 Year-to-Date Highlights

During the three and six months ended June 30, 2026, Trinseo recognized net loss of $119.6 million and $235.5 million, respectively, and Adjusted EBITDA of $81.0 million and $133.6 million, respectively. Adjusted EBITDA for the quarter and year was impacted by continued low levels of demand due to persistent market uncertainty, which was partially offset by lower fixed costs primarily related to execution of the 2025 Restructuring Plan.

In the first quarter of 2026, the Company elected to utilize the contractually-available grace periods for payment of interest on both the 2028 Term Loan B and our 2029 Refinance Senior Notes and amended the credit agreement governing our Accounts Receivable Securitization Facility to waive the requirement for certain compliance certificate deliverables. Significant debt maturities occur in 2028, including the 2028 Refinance Term Loans, the 2028 Term Loan B, the Accounts Receivable Securitization Facility, and the OpCo Super-Priority Revolver.

In May 2026, Trinseo PLC and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court,” and such cases, the “Chapter 11 Cases”). The Chapter 11 Cases were commenced to conduct a comprehensive restructuring of the Company’s capital structure (the “Chapter 11 Restructuring Transactions”) through a joint prepackaged plan of reorganization (the “Plan”) pursuant to a Restructuring Support Agreement between the Company and a majority of its senior lenders, dated as of May 13, 2026 (the “RSA”). The Chapter 11 Restructuring Transactions is expected to discharge and release approximately $2.0 billion of the Company’s prepetition funded indebtedness (which, in turn, is expected to reduce annual cash interest by approximately $140.0 million) in exchange for certain recoveries set forth in the Restructuring Term Sheet, including, as applicable, reorganized common interests, cash, subscription rights and takeback term loans, to be effectuated through the Plan.

The Company’s supporting senior lenders have committed to support and vote for the Plan and use commercially reasonable efforts to consummate and complete the Chapter 11 Restructuring Transactions. The Company does not expect any operational impact from the Chapter 11 Restructuring Transactions and plans to continue to operate and serve customers and pay vendors and employees in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Existing lenders are expected to initially receive 100% of the reorganized Company's equity interests through the Chapter 11 Restructuring Transactions. Trade creditors and all other non-funded-debt General Unsecured Claims will be treated as unimpaired. Holders of the Company’s existing equity interests are expected to have their equity interests cancelled and will receive no recovery.

Information about the Plan is available through the Company’s microsite at www.strengtheningtrinseo.com/. Information about the Chapter 11 Cases, including court filings and other documents, is available through the Company’s claims and noticing agent at https://restructuring.ra.kroll.com/trinseo/Home-Index.

As a result of these factors, the Company has concluded that substantial doubt exists about its ability to continue as a going concern within one year after the date of issuance of these condensed consolidated financial statements.

Amendment to Senior Credit Facility Agreement

On April 10, 2026, the Company executed an amendment to its OpCo Super-Priority Revolver that provided incremental senior secured revolving credit commitments in an aggregate principal amount of $50.0 million. On May 13, 2026, the Company executed another amendment to the OpCo Super-Priority Revolver that provided incremental senior secured revolving credit commitments in an aggregate principal amount of $25.0 million. These incremental facilities provide additional near-term liquidity to support working capital and general corporate purposes during a period of continued market volatility and constrained operating cash flows.

Exploration for Divestiture of Americas Styrenics

In March 2024, the Company announced it commenced a sale process for the Company’s interest in Americas Styrenics, via the initiation of an ownership exit provision in the joint venture agreement. Trinseo and Chevron Phillips

Chemical Company LP, co-owners of Americas Styrenics, have decided to pursue a joint sale process. We, along with our partner, remain committed to sell Americas Styrenics and restarted the sale process during the second quarter of 2026.

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

Recent geopolitical developments have further increased volatility and uncertainty in global trade and commodity markets, which may exacerbate these risks in periods after the second quarter of 2026.

We continue to closely monitor market developments and engage with our customers and suppliers to analyze how tariffs could impact our business. We are not able to predict whether such tariffs will be permanent, whether new tariffs will be implemented, or which jurisdictions would be impacted. Uncertainty over global tariffs has and may continue to delay purchasing decisions by our customers as they assess the impact of such trade policies on their business. Further changes in trade policy, trade restrictions, tariffs, or other governmental action have the potential to adversely impact our costs, including prices of raw materials, or demand for our products or our customers’ products, which in turn could adversely impact our business, financial condition and results of operations. In addition, ongoing legal and regulatory developments relating to the authority, scope and implementation of tariff regimes may further increase uncertainty regarding the timing, application, modification or removal of existing tariffs or the imposition of new tariffs.

Results of Operations

Results of Operations for the Three and Six months Ended June 30, 2026 and 2025

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2026	%	2025	%	2026	%	2025	%
Net sales	$845.4	100%	$784.3	100%	$1,570.1	100%	$1,569.1	100%
Cost of sales	745.7	88%	747.7	95%	1,408.7	90%	1,468.7	94%
Gross profit	99.7	12%	36.6	5%	161.4	10%	100.4	6%
Selling, general and administrative expenses	100.8	12%	78.1	10%	188.2	12%	169.1	10%
Equity in earnings of unconsolidated affiliate	1.2	—%	8.2	1%	3.3	—%	6.4	—%
Operating income (loss)	0.1	—%	(33.3)	(4)%	(23.5)	(2)%	(62.3)	(4)%
Interest expense, net	72.4	9%	69.5	9%	151.1	10%	136.1	8%
Reorganization items, net	41.3	5%	—	—%	41.3	3%	—	—%
Other expense (income), net	5.5	1%	0.2	—%	9.7	1%	(23.0)	(1)%
Loss before income taxes	(119.1)	(15)%	(103.0)	(13)%	(225.6)	(16)%	(175.4)	(11)%
Provision for income taxes	0.5	—%	2.5	—%	9.9	1%	9.1	1%
Net loss	$(119.6)	(14)%	$(105.5)	(13)%	$(235.5)	(15)%	$(184.5)	(12)%

Three Months Ended – June 30, 2026 vs. June 30, 2025

Net Sales

Net sales increased 8% year-over-year, primarily driven by an 11% increase from higher pricing and a 2% increase from favorable foreign exchange rate impacts. The increases were partially offset by a 5% decrease from lower sales volumes across Engineered Materials and Polymer Solutions, primarily due to continued end market demand weakness.

Cost of Sales

Cost of sales remained relatively flat year-over-year, as a 6% increase from higher pricing and a 2% increase from unfavorable foreign exchange rate impacts were largely offset by a 5% decrease due to lower volumes and a 3% decrease from lower fixed costs.

Gross Profit

The $63.1 million increase in gross profit was primarily due to both higher margins and pricing, particularly in Polymer Solutions due to commercial actions, as well as lower fixed costs. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $22.7 million, or 29%, increase in SG&A was primarily due to a $32.3 million increase in costs in connection with preparing for the Company’s Chapter 11 filing, incurred prior to the filing date, and a $17.7 million increase in employee-related costs, including salaries, wages, and incentive compensation costs. These increases were partially offset by a $13.8 million decrease in non-cash accelerated amortization of capitalized software assets related to the transition of the Company’s ERP system to a cloud-based platform, a $4.5 million decrease in the Company’s bad debt expense, and a $2.2 million decrease related to debt refinancing costs incurred in the prior year.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $7.0 million was due to lower styrene margins in the current year.

Interest Expense, Net

The increase in interest expense, net of $2.9 million, or 4%, was primarily attributable to an increase in market interest rates on our variable rate debt, during the prepetition period of the three months ended June 30, 2026, and certain payable-in-kind issuance fees for the DIP Facilities and the amendments to the OpCo Super-Priority Revolver. These increases were offset by the cessation of interest expense recognition on debt obligations classified as liabilities subject to compromise in connection with the Chapter 11 Cases after the Petition Date. Refer to Note 10 in the condensed consolidated financial statements for further information.

Reorganization items, Net

The increase in reorganization items, net of $41.3 million for the three months ended June 30, 2026 was primarily attributable to the Company’s application of ASC 852 on May 26, 2026 in connection with the Chapter 11 Cases. ASC 852 requires separate presentation of reorganization items, net on the condensed consolidated statement of operations; accordingly, these items are presented separately for the period beginning on the Petition Date. See Note 19 for more information regarding the components of the reorganization items.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2026 was $5.5 million, which was primarily driven by $6.0 million of losses on extinguishment of debt. This was partially offset by $0.5 million of net foreign exchange transaction gains.

Other expense (income), net for the three months ended June 30, 2025 was $0.2 million, which was primarily driven by $1.2 million of miscellaneous expenses partially offset by $0.1 million of income related to the non-service cost components of net periodic benefit cost and net foreign exchange transaction gains of $0.8 million.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended June 30, 2026 totaled $0.5 million, resulting in an effective tax rate of (0.4)%. Provision for income taxes for the three months ended June 30, 2025 totaled $2.5 million, resulting in an effective tax rate of (2.4)%.

The decrease in provision for income taxes for the three months ended June 30, 2026 is primarily driven by the geographical mix of earnings.

Six Months Ended – June 30, 2026 vs. June 30, 2025

Net Sales

Net sales remained relatively flat year-over-year, primarily driven by a 4% decrease from lower sales volumes in Engineered Materials and Polymer Solutions, primarily due to continued end market demand weakness. This decrease was offset by a 3% increase from favorable foreign currency exchange rate impacts and a 1% increase from higher pricing.

Cost of Sales

The 4% decrease in cost of sales was primarily attributable to a 4% decrease due to lower volumes, a 2% decrease from lower raw material costs, and a 2% decrease from lower fixed costs. These decreases were partially offset by a 4% increase from unfavorable foreign exchange rate impacts.

Gross Profit

The $61.0 million increase in gross profit was primarily due to both higher margins and pricing, particularly in Polymer Solutions due to commercial actions, as well as lower fixed costs. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $19.1 million, or 11%, increase in SG&A was primarily due to a $54.9 million increase in costs in connection with preparing for the Company’s Chapter 11 filing, incurred prior to the filing date. These increases were partially offset by a $26.1 million decrease related to debt refinancing costs incurred in the prior year, a $4.6 million decrease in non-cash accelerated amortization of capitalized software assets related to the transition of the Company’s ERP system to a cloud-based platform, and a $4.0 million decrease in the Company’s bad debt expense.

Equity in Earnings of Unconsolidated Affiliate

The decrease in equity earnings from Americas Styrenics of $3.1 million was due to lower styrene margins in the current year.

Interest Expense, Net

The increase in interest expense, net of $15.0 million, or 11%, was primarily attributable to an increase in market interest rates on our variable rate debt, during the prepetition period of the six months ended June 30, 2026, and certain payable-in-kind issuance fees for the DIP Facilities and the amendments to the OpCo Super-Priority Revolver. These increases were offset by the cessation of interest expense recognition on debt obligations classified as liabilities subject to compromise in connection with the Chapter 11 Cases after the Petition Date. Refer to Note 10 in the condensed consolidated financial statements for further information.

Reorganization items, Net

The increase in reorganization items, net of $41.3 million for the six months ended June 30, 2026 was primarily attributable to the Company’s application of ASC 852 on May 26, 2026 in connection with the Chapter 11 Cases. ASC 852 requires separate presentation of reorganization items, net on the condensed consolidated statement of operations; accordingly, these items are presented separately for the period beginning on the Petition Date. See Note 19 for more information regarding the components of the reorganization items.

Other Expense (Income), Net

Other expense, net for the six months ended June 30, 2026 was $9.7 million, which was primarily driven by $6.0 million of losses on extinguishment of debt and $5.1 million of net foreign exchange transaction losses. This was partially offset by $0.4 million of income related to the non-service cost components of net periodic benefit cost.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes for the six months ended June 30, 2026 totaled $9.9 million, resulting in an effective tax rate of (4.4)%. Provision for income taxes for the six months ended June 30, 2025 totaled $9.1 million, resulting in an effective tax rate of (5.2)%.

The increase in provision for income taxes for the six months ended June 30, 2026 is primarily driven by the geographical mix of earnings.

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

As described above, the Company is involved in a Chapter 11 filing to conduct a comprehensive restructuring of its capital structure. The Company cannot predict, with certainty, the impact that current macroeconomic, geopolitical and market conditions may have on its ability to consummate the Chapter 11 Restructuring Transactions on acceptable terms or to obtain future waivers or amendments necessary to address its debt obligations.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and six months ended June 30, 2026 and 2025. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Net sales	$291.5	$293.2	(1)%	$554.5	$570.5	(3)%
Adjusted EBITDA	$43.2	$31.1	39%	$76.9	$56.8	35%
Adjusted EBITDA margin	15%	11%		14%	10%

Three Months Ended – June 30, 2026 vs. June 30, 2025

The 1% decrease in net sales was primarily attributable to a 3% decrease due to lower sales volumes, particularly in MMA. This decrease was partially offset by a 1% increase from higher price due to pass-through of higher raw material costs and a 1% increase due to favorable foreign exchange rate impacts.

Adjusted EBITDA increased $12.1 million, or 39%, due to increases of $9.2 million, or 30%, from lower fixed costs, $3.1 million, or 10%, from higher margins, and $0.4 million, or 1%, from favorable foreign exchange rate impacts. These increases were partially offset by a $0.6 million, or 2%, decrease due to lower sales volumes.

Six Months Ended – June 30, 2026 vs. June 30, 2025

The 3% decrease in net sales was primarily attributable to a 4% decrease due to lower sales volumes, particularly in MMA, and a 1% decrease from lower price due to pass-through of lower raw material costs and market competition. This was partially offset by a 2% increase due to favorable foreign exchange rate impacts.

Adjusted EBITDA increased $20.1 million, or 35%, due to increases of $18.1 million, or 32%, from lower fixed costs, $7.0 million, or 12%, from higher margins, and $2.1 million, or 4%, from favorable foreign exchange rate impacts. These increases were partially offset by a $7.1 million, or 13%, decrease due to lower sales volumes.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Net sales	$247.9	$204.2	21%	$444.4	$413.5	7%
Adjusted EBITDA	$15.8	$16.8	(6)%	$32.2	$41.3	(22)%
Adjusted EBITDA margin	6%	8%		7%	10%

Three Months Ended – June 30, 2026 vs. June 30, 2025

The 21% increase in net sales was primarily attributable to a 10% increase in price due to pass-through of higher raw material costs, a 9% increase in sales volumes, and a 2% increase due to favorable foreign exchange rate impacts.

The $1.0 million, or 6%, decrease in Adjusted EBITDA was primarily due to a $4.7 million, or 28%, decrease in margins, primarily in paper and board applications in Europe, and a $2.9 million, or 17%, decrease due to higher fixed costs. These decreases were partially offset by an increase of $6.3 million, or 37%, in sales volumes across all businesses and a $0.3 million, or 2%, increase from favorable currency impacts.

Six Months Ended – June 30, 2026 vs. June 30, 2025

The 7% increase in net sales was primarily attributable to a 5% increase in sales volumes and a 4% increase due to favorable foreign exchange rate impacts. These increases were partially offset by a 2% decrease from lower pricing, primarily in paper and board and textile applications in Europe.

The $9.1 million, or 22%, decrease in Adjusted EBITDA was primarily due to a $13.0 million, or 32%, decrease due to lower margins, primarily in paper and board applications globally, and a $4.9 million, or 11%, decrease due to higher fixed costs. These decreases were partially offset by an increase of $8.0 million, or 19%, in sales volumes across all businesses and a $0.8 million, or 2%, increase from favorable currency impacts.

Polymer Solutions Segment

Our Polymer Solutions segment consists of a variety of polymers, the majority of which are for building and construction applications. The segment includes our mass acrylonitrile butadiene styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polystyrene businesses, as well as our polycarbonate technology.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Net sales	$306.0	$286.9	7%	$571.2	$585.1	(2)%
Adjusted EBITDA	$43.4	$5.2	735%	$67.1	$49.7	35%
Adjusted EBITDA margin	14%	2%		12%	8%

Three Months Ended – June 30, 2026 vs. June 30, 2025

Net sales increased by 7% year-over-year, primarily due to a 22% increase from higher pricing and a 2% increase due to favorable foreign exchange rate impacts. These increases were partially offset by a 17% decrease in sales volumes, primarily in polystyrene.

The $38.2 million, or 735%, increase in Adjusted EBITDA was primarily due to a $42.3 million, increase due to higher margins, a $1.5 million increase from favorable foreign exchange rate impacts, and a $0.6 million increase from lower fixed costs. These increases were partially offset by a $6.2 million decrease in sales volumes.

Six Months Ended – June 30, 2026 vs. June 30, 2025

Net sales decreased by 2% year-over-year, primarily due to a 12% decrease from lower sales volumes, mainly in polystyrene. This decrease was partially offset by a 5% increase from higher pricing and a 5% increase due to favorable foreign exchange rate impacts.

The $17.4 million, or 35%, increase in Adjusted EBITDA was primarily due to a $46.1 million, or 93%, increase due to higher margins and a $2.3 million, or 5%, increase from favorable foreign exchange rates. These increases were partially offset by a $24.5 million, or 49%, decrease from unfavorable currency impacts, a $5.8 million , or 12%, decrease due to lower sales volumes, and a $0.7 million, or 2%, decrease from higher fixed costs.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Adjusted EBITDA*	$1.2	$8.2	(85)%	$3.3	$6.4	(48)%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – June 30, 2026 vs. June 30, 2025

The decrease in Adjusted EBITDA was mainly due to weaker styrene and polystyrene performance in the current year.

Six Months Ended – June 30, 2026 vs. June 30, 2025

The decrease in Adjusted EBITDA was mainly due to weaker styrene and polystyrene performance in the current year.

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

Adjusted EBITDA is calculated as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net loss	$(119.6)	$(105.5)	$(235.5)	$(184.5)
Interest expense, net	72.4	69.5	151.1	136.1
Provision for income taxes	0.5	2.5	9.9	9.1
Depreciation and amortization (a)	38.8	59.8	88.6	95.8
EBITDA (b)	$(7.9)	$26.3	$14.1	$56.5
Loss on financing transactions (c)	6.0	1.6	6.0	26.5
Net gain on disposition of businesses and assets	(2.5)	—	(6.1)	—
Reorganization items, net (e)	41.3	—	41.3	—
Restructuring and other charges (d)	8.8	10.8	18.0	18.2
Other items (e)	35.3	2.9	60.3	5.2
Adjusted EBITDA	$81.0	$41.6	$133.6	$106.4
(a)	During the three months ended June 30, 2025, the Company entered into an agreement to move our current enterprise resource planning (“ERP”) system to a cloud based system, triggering an acceleration of the amortization of the capitalized software assets totaling $13.8 million.

During the six months ended June 30, 2026, the Company recognized $9.2 million for accelerated amortization of capitalized software assets related to our transition of current enterprise resource planning (“ERP”) system to a cloud based system. During the six months ended June 30, 2025, an $8.1 million credit was recognized due to a change in cost estimate related to the Boehlen, Germany asset retirement obligation as the Company was able to realize efficiencies during decommissioning.

(b)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management, and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(c)	Amounts for the three and six months ended June 30, 2026 primarily relate to fees incurred in conjunction with the Company’s ongoing lender negotiations that did not meet the criteria for deferred financing charges as the transaction occurred during the Chapter 11 proceedings and was accounted for in accordance with ASC 852.

Amounts for the three and six months ended June 30, 2025 primarily relate to fees incurred in conjunction with Company’s debt refinancing transaction that did not meet the criteria for deferred financing charges as the transaction was accounted for as a modification of debt in accordance with ASC 470-60. Refer to Note 10 in the condensed consolidated financial statements for further information.

(d)	Amounts for the three and six months ended June 30, 2026 and 2025 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.
(e)	Other items for the three and six months ended June 30, 2026 primarily relate to fees incurred in connection with the Company’s ongoing lender negotiations incurred before the Company filed for bankruptcy or were incurred by on non-Debtor entities. Any fees incurred in connection with the Company’s ongoing lender negotiations by the Debtors during the pendency of bankruptcy are included in Reorganization items, net.

Other items for the three and six months ended June 30, 2025 primarily relate to fees incurred in conjunction with the Company’s legal defense costs associated with Synthos litigation, described in Note 13.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2026 and 2025. We have derived the summarized cash flow information from our unaudited financial statements.

	Six Months Ended
	June 30,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(348.2)	$(103.4)
Investing activities	(16.5)	(18.5)
Financing activities	417.1	42.2
Effect of exchange rates on cash	(3.0)	7.0
Net change in cash, cash equivalents, and restricted cash	$49.4	$(72.7)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 totaled $348.2 million, which included a $163.1 million increase in working capital. Operating cash flows during the six months ended June 30, 2026 were adversely impacted by a contraction in trade credit from suppliers and other counterparties, higher raw material costs and payments in connection with reorganization items and Chapter 11 proceedings. These increases were partially offset by non-cash reorganization items of $18.0 million related to the Company’s Chapter 11 Cases.

Net cash used in operating activities during the six months ended June 30, 2025 totaled $103.4 million, which included a $34.3 million increase in working capital, including the impact of $26.4 million in expenses related to refinancing that were not eligible for capitalization as deferred financing costs.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 totaled $16.5 million, which was primarily attributable to capital expenditures, partially offset by the proceeds received from the sale of assets in connection with certain of the Company’s restructuring plans.

Net cash used in investing activities during the six months ended June 30, 2025 totaled $18.5 million, which was primarily attributable to capital expenditures.

Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2026 totaled $417.1 million. During the six months the Company drew $171.4 million and $304.6 million in proceeds from the Accounts Receivable Securitization Facility and OpCo Super-Priority Revolver, respectively, and repaid $144.7 million and $41.2 million on the Accounts Receivable Securitization Facility and OpCo Super-Priority Revolver, respectively, principally related to funding working capital trade contraction through the quarter. The Company also received $142.5 million in borrowings under the DIP Facilities.

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

	Six Months Ended
	June 30,
(in millions)	2026	2025
Cash used in operating activities	$(348.2)	$(103.4)
Capital expenditures	(21.3)	(18.5)
Free Cash Flow	$(369.5)	$(121.9)

Refer to the discussion above for significant impacts to cash used in operating activities for the six months ended June 30, 2026 and 2025.

Capital Resources and Liquidity

We require cash primarily to fund day-to-day operations, purchase raw materials, finance capital expenditures and other initiatives, and service our outstanding indebtedness. Our principal sources of liquidity consist of cash and cash equivalents on hand and availability under the revolving facilities; the DIP Facilities, OpCo Super-Priority Revolver and the accounts receivable securitization facilities.

During the six months ended June 30, 2026, the Company entered into certain amendments and limited waivers with lenders under certain of its credit facilities and elected not to make certain interest payments. The Company's failure to make certain interest payments constituted events of default under certain credit agreements and debt instruments and resulted in the related obligations becoming immediately due and payable; however, following the Petition Date, enforcement of such obligations became subject to the automatic stay provisions of the Bankruptcy Code. As a result, as of June 30, 2026, substantially all prepetition indebtedness was reclassified to liabilities subject to compromise in accordance with ASC 852, Reorganizations.

The Company continues to engage with its financial stakeholders regarding implementation of the Chapter 11 Restructuring Transactions. The timing and outcome of the Chapter 11 Cases, including confirmation and consummation of the Plan, remain subject to significant risks and uncertainties.

As of June 30, 2026, the Company had available liquidity of $186.7 million, consisting of $181.4 million of cash and cash equivalents and approximately $5.3 million of availability under the Accounts Receivable Securitization Facility.

Net cash used in operating activities during the six months ended June 30, 2026 totaled $348.2 million, including a $163.1 million use of cash from changes in working capital. Operating cash flows during the quarter were adversely impacted by a significant contraction in trade credit from suppliers and other counterparties, which resulted in accelerated payment terms and higher cash outflows for raw materials and other operating costs. These impacts occurred notwithstanding the Company’s non-payment of certain contractual interest obligations during the period and resulted in an outsized working capital use relative to historical levels.

As of June 30, 2026 and December 31, 2025, the Company had $3,024.1 million and $2,591.4 million, respectively, of outstanding indebtedness. The Company’s debt structure includes the 2029 Refinance Senior Notes, the 2028 Refinance Term Loans, the 2028 Term Loan B, the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, each of which is further described below and in the accompanying notes to the condensed consolidated financial statements.

On April 10, 2026, the Company executed an amendment to its OpCo Super-Priority Revolver that provided incremental senior secured revolving credit commitments in an aggregate principal amount of $50.0 million. On May 13, 2026, the Company executed another amendment to the OpCo Super-Priority Revolver that provided incremental senior secured revolving credit commitments in an aggregate principal amount of $25.0 million. These incremental facilities provide additional near-term liquidity to support working capital and general corporate purposes during a period of continued market volatility and constrained operating cash flows.

The Company continues to actively manage liquidity through disciplined working capital management, evaluation of contractual obligations and implementation of productivity and cost-reduction initiatives. As described above, the Company is involved in a Chapter 11 filing to conduct a comprehensive restructuring of its capital structure

We have incurred recurring net losses and negative operating cash flows and expect to continue operating at a net loss in the near term. While we believe that our current liquidity resources provide near-term flexibility, our ability to meet liquidity requirements longer term remains dependent on market conditions, demand recovery, and the successful execution of the Chapter 11 Restructuring Transactions. Our liquidity could be depleted more rapidly than anticipated due to further deterioration in demand, additional tightening of trade credit, macroeconomic uncertainty or other factors beyond our control.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended June 30, 2026, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

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

Risks Related to Chapter 11 Bankruptcy

We commenced cases under Chapter 11 of the Bankruptcy Code, which will cause our ordinary shares to lower in value and eventually render our ordinary shares valueless.

As previously reported in our Current Report Form 8-K filed with the SEC on May 26, 2026, we commenced voluntary cases under Chapter 11 the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Pursuant to the RSA, existing lenders are expected to receive 100% of the reorganized Company’s equity and no recovery is expected for holders of our ordinary shares the Chapter 11 Cases. Therefore, any trading in our ordinary shares during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.

We are subject to other risks and uncertainties associated with our Chapter 11 Cases.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to the risks and uncertainties associated with our Chapter 11 Cases. These risks include the following:

●	our ability to consummate the Plan as outlined in the RSA and reorganize in the Chapter 11 Cases;
●	our ability to emerge from bankruptcy and to execute our business plan post-emergence;
●	our ability to generate sufficient cash flows or obtain sufficient financing to fund both operations and the costs of our Chapter 11 Cases;
●	the high costs of bankruptcy cases and related fees;
●	our ability to comply with the terms of the DIP Facilities;
●	Bankruptcy Court rulings in the Chapter 11 Cases, the outcome of related pending litigation and the outcome of the Chapter 11 Cases generally;
●	the need to obtain prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities;
●	our ability to maintain our relationships with our employees, customers, vendors, suppliers, and other third parties;
●	our ability to maintain contracts that are critical to our operations;
●	our ability to execute competitive contracts with third parties;
●	our ability to attract, motivate, and retain key employees;
●	our ability to retain our current management team; and
●	the actions and decisions of the Company’s debtholders and other third parties who have interests in the Company’s Chapter 11 Cases that may be inconsistent with the Company’s plans.

Delays in our Chapter 11 Cases lead to a protracted restructuring, increase our costs associated with the bankruptcy process, and increase the risks of us being unable to reorganize our business and emerge from bankruptcy.

Our future results are dependent upon the timely implementation of the RSA and the Plan, and a long period of operations under Chapter 11 protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. Customers and other counterparties may not want to do business with us while we are in bankruptcy. Failure to consummate the Plan and emerge from Chapter 11 in a timely manner may harm our ability to adequately finance our operations, and there is a risk that the value of the Company may be materially impacted.

We have incurred significant professional fees and other costs in connection with the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot guarantee that our free cash flow, cash flow from operations and proceeds from the DIP Facilities will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases. If we are unable to continue to fund our operations, our chances of successfully reorganizing our business may be jeopardized.

Certain key aspects of the Plan must be implemented through the Irish Examinership Proceedings and the outcome of those proceedings is a matter within the discretion of the High Court of Ireland.

The implementation of the Plan put forth for confirmation by the U.S. Bankruptcy Court (and consequently our emergence from Chapter 11) is dependent on a number of conditions precedent. Since we are incorporated in Ireland, one of the conditions precedent is the implementation of certain key aspects of the Plan through an examinership process under the laws of Ireland. Under this process, once the Plan is confirmed by the U.S. Bankruptcy Court, the High Court of Ireland is expected to appoint an independent bankruptcy official, known as the Examiner, to review our business, including the Plan, and, if considered appropriate by the Examiner, to propose a scheme of arrangement to the creditors and members of the Company that will implement certain key Irish law aspects of the Plan. In order to make an order confirming the proposed scheme of arrangement, the High Court of Ireland must be satisfied that:

●	a majority in number of creditors whose interests or claims would be impaired by implementation of the scheme of arrangement, representing a majority in value of the claims that would be impaired by its implementation, have voted to accept it; or
●	if the above requirement is not satisfied, then a majority of the classes of creditors whose interests would be impaired by the scheme of arrangement have voted to accept it, provided that at least one of those creditors classes is a class of secured creditors or is senior to the class or ordinary unsecured creditors; or
●	if neither of the above requirements is satisfied, at least one class of creditors whose interests or claims would be impaired by the scheme of arrangement, other than a class which would not receive any payment or keep any interest in a liquidation scenario, has voted to accept it.

The High Court of Ireland will not confirm a scheme of arrangement unless:

●	the requisite creditor approval thresholds have been met;
●	the Court is satisfied that the scheme of arrangement is fair and equitable in relation to any class of members or creditors that has not accepted the proposals and whose interests or claims would be impaired by the implementation of the scheme of arrangement; and
●	the scheme of arrangement is not unfairly prejudicial to the interests of any interested party.

Furthermore, the High Court must be satisfied that the scheme of arrangement satisfies the best-interests-of-creditors test where the scheme of arrangement is challenged by one or more creditors on the basis that it does not satisfy that test.

While we believe that a potential scheme of arrangement would be confirmed by the High Court of Ireland, any decision to confirm any such scheme of arrangement is subject to the discretion of the High Court of Ireland and there is no guarantee that such approval will be granted. In the event that such approval is not granted, it may be necessary to amend the Plan, propose an amended scheme of arrangement and/or consider other restructuring or strategic options.

The negotiations regarding the Chapter 11 Cases have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Chapter 11 Cases. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted. During the pendency of the restructuring, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers, vendors and suppliers who may be concerned about our ongoing long-term viability.

We may be materially adversely affected by litigation arising out of the Chapter 11 Cases.

The Company and its subsidiaries are parties to litigation related to the Chapter 11 Cases. Litigation can be costly and time consuming to defend, and the outcome cannot be guaranteed. The litigation related to our Chapter 11 Cases could result in a decision or settlement that could materially impact the terms of the RSA and the Plan, our ability to emerge from Chapter 11 on our expected timeline, our future financial stability and liquidity, or our ability to access additional debtor-in-possession financing. For additional information regarding this litigation, see Part II, Item 1 — “Legal Proceedings.”

We may not be able to comply with the covenants in our DIP Facilities.

The DIP Facilities have substantial restrictions and covenants and if we are unable to comply with the covenant requirements under the DIP Facilities, it could have a material adverse impact on our financial condition, operating results and cash flows. If we are unable to comply with the requirements under the DIP Facilities, it could lead to a potential event of default thereunder, which will have a material adverse impact on our financial condition, operating results and cash flows.

We may not be successful in the proposed divestiture of our interest in Americas Styrenics.

During the second quarter 2026 we restarted a sale process for our interest in Americas Styrenics LLC, pursuant to an ownership exit provision in our joint venture agreement. We may not be able to accurately estimate the timing of the Americas Styrenics sale process or signing of a final agreement, valuation or purchase price, or whether economic or other market conditions will impact the timing, price or market interest. We cannot estimate whether economic conditions, capital markets, or other factors will allow us to successfully complete the sale of Americas Styrenics, or to locate an adequate buyer or buyers for our remaining styrenics business, negotiate terms of a sale acceptable to the Group or successfully complete such sale.

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

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no directors or executive officers of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

10.1

Restructuring Support Agreement, dated as of May 13, 2026, by and among Trinseo PLC, certain of its subsidiaries and affiliates party thereto, and the Supporting Creditors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 13, 2026).

10.2

Third Amendment, dated as of May 13, 2026, to the Credit Agreement dated as of January 17, 2025, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., Trinseo Ireland Global IHB Limited, Trinseo Services Ireland Limited, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 13, 2026).

10.3

Second Amendment, dated as of May 13, 2026, to the Credit Agreement dated as of September 6, 2017, by and among Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l., Trinseo Materials Finance, Inc., and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 13, 2026).

10.4

Senior Secured Super-Priority Debtor-In-Possession Credit Agreement, dated as of May 28, 2026, by and among Trinseo Luxco S.à r.l., as holdings, Trinseo Holding S.à r.l. and Trinseo Materials Finance, Inc., as borrowers, the guarantors party thereto from time to time, the lenders party thereto from time to time, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 1, 2026).

10.5

Senior Secured Super-Priority Debtor-In-Possession HoldCo Credit Agreement, dated as of May 28, 2026, by and among Trinseo PLC, as parent, Trinseo NA Finance LLC, as holdings, Trinseo Luxco Finance SPV S.à r.l. and Trinseo NA Finance SPV LLC, as borrowers, the guarantors party thereto from time to time, the lenders party thereto from time to time, and Alter Domus (US) LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed June 12, 2026).

10.6

Amendment and Restatement Agreement, dated as of May 29, 2026, by and among Styron Receivables Funding Designated Activity Company, as borrower, Trinseo Ireland Global IHB Limited, as investment manager, the lenders party thereto, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent (including the Amended and Restated Credit and Security Agreement attached thereto as Exhibit A) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 1, 2026).

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

Date: August 6, 2026

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)