Form 10-Q
period 2026-09-30
Trinseo PLC
filed 2026-11-09
CIK 1519061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Ordinary Shares, par value $0.01 per share	TSEOQ	N/A

As of October 31, 2026, there were 36,559,868 of the registrant’s ordinary shares outstanding.

Trinseo PLC (DEBTOR-IN-POSSESSION)

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2026

Unless otherwise indicated or required by context, as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the term “Trinseo PLC” refers to Trinseo PLC (OTC: TSEOQ), a public limited company existing under the laws of Ireland, and not its subsidiaries. The terms “Trinseo,” the “Company,” “we,” “us” and “our” refer to Trinseo PLC and its consolidated subsidiaries, taken as a consolidated entity. All financial data provided in this Quarterly Report is the financial data of Trinseo PLC, unless otherwise indicated. Prior to the formation of the Company, our business was wholly owned by The Dow Chemical Company (together with other affiliates, “Dow”).

On May 26, 2026 (the “Petition Date”), Trinseo PLC and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), commencing the Company’s Chapter 11 cases (the “Chapter 11 Cases”). The Chapter 11 Cases were initiated to facilitate a comprehensive restructuring of the Company’s capital structure (the “Chapter 11 Restructuring Transactions”) through a joint prepackaged plan of reorganization (the “Plan”) pursuant to a Restructuring Support Agreement, dated May 13, 2026 (the “RSA”), entered into with certain holders of the Company’s funded indebtedness. On August 10, 2026, the Company amended the Plan to clarify certain defined terms and make reference to the Chapter 11 Cases.

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

Specific factors that may cause future results to differ from those expressed by the forward-looking statements, or otherwise impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Factors that might cause future results to differ from those expressed by the forward-looking statements include, but are not limited to, our ability to obtain approval of the Plan or other motions or requests made with respect to the Chapter 11 Cases from the Bankruptcy Court; our ability to consummate the Plan and emerge from Chapter 11 within our currently expected timeline or at all; the effects of the Chapter 11 Cases, including increased professional costs on our liquidity, results of operations and business; the outcome of litigation related to the Chapter 11 Cases; the consummation of the transactions contemplated by the Plan, including the ability of the parties to negotiate definitive agreements and satisfy the other conditions of the Plan, including completion of the Irish examinership proceedings and other regulatory filings; our ability to continue as a going concern; our ongoing discussions with our financial stakeholders; our significant levels of indebtedness, ability to service our debt, meet our debt covenants or obtain amendments, waivers or forbearances; unexpected payment obligations or liabilities which could create liquidity challenges; conditions in the global economy and capital markets, including persistent decreased customer demand and the impact of tariffs on global trade relations; ongoing geopolitical tensions or conflicts, such as the Russia-Ukraine war and military conflict in Iran; our ability to successfully generate cost savings through restructuring and cost reduction initiatives; our ability to successfully execute our business and transformation strategy; increased costs or disruption in the supply of raw materials; deterioration of our credit profile limiting our access to commercial credit; increased energy costs; the timing of, and our ability to complete, a sale of our interest in Americas Styrenics; compliance with laws and regulations impacting our business; any disruptions in production at our chemical manufacturing facilities, including those resulting from accidental spills or discharges; our ability to generate cash flows from operations and achieve our forecasted cash flows; and those discussed in our Annual Report filed with the SEC on March 13, 2026 under Part I, Item IA— “Risk Factors,” within this Quarterly Report and in other filings and furnishings made by the Company with the SEC from time to time.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$180.9	$146.7
Accounts receivable, net of allowances (September 30, 2026: $8.8; December 31, 2025: $10.2)	438.6	364.5
Inventories	395.8	316.0
Other current assets	129.9	37.5
Total current assets	1,145.2	864.7
Investments in unconsolidated affiliate	219.5	206.9
Property, plant and equipment, net of accumulated depreciation (September 30, 2026: $976.3; December 31, 2025: $953.0)	483.9	523.6
Other assets
Goodwill	65.5	67.7
Other intangible assets, net	426.1	492.9
Right-of-use assets – operating, net	56.8	56.2
Deferred income tax assets	2.2	2.1
Deferred charges and other assets	57.4	66.1
Total other assets	608.0	685.0
Total assets	$2,456.6	$2,280.2
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current portion of long-term debt	$589.6	$212.9
Accounts payable	239.8	283.9
Current lease liabilities – operating	6.7	11.6
Income taxes payable	3.5	3.7
Accrued expenses and other current liabilities	174.6	202.6
Total current liabilities	1,014.2	714.7
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	1.5	2,332.5
Noncurrent lease liabilities – operating	23.8	47.9
Deferred income tax liabilities	27.8	30.5
Other noncurrent obligations	227.6	252.4
Total noncurrent liabilities	280.7	2,663.3
Liabilities subject to compromise	2,559.2	—
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit)
Ordinary shares, $0.01 nominal value, 4,000.0 shares authorized (September 30, 2026: 40.1 shares issued and 36.6 shares outstanding; December 31, 2025: 40.1 shares issued and 36.0 shares outstanding)	0.4	0.4
Preferred shares, €0.01 nominal value, 1,000.0 shares authorized (no shares issued or outstanding)	—	—
Deferred ordinary shares, €1.00 nominal value, 0.025 shares authorized (September 30, 2026: 0.025 shares issued and outstanding; December 31, 2025: 0.025 shares issued and outstanding)	—	—
Additional paid-in-capital	523.5	521.4
Treasury shares, at cost (September 30, 2026: 4.1 shares; December 31, 2025: 4.1 shares)	(200.0)	(200.0)
Accumulated deficit	(1,623.9)	(1,339.3)
Accumulated other comprehensive loss	(97.5)	(80.3)
Total shareholders’ equity (deficit)	(1,397.5)	(1,097.8)
Total liabilities and shareholders’ equity (deficit)	$2,456.6	$2,280.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$778.7	$743.2	$2,348.8	$2,312.3
Cost of sales	725.6	705.8	2,134.3	2,174.5
Gross profit	53.1	37.4	214.5	137.8
Selling, general and administrative expenses	51.1	63.2	239.3	232.3
Equity in earnings (losses) of unconsolidated affiliate	9.2	(2.4)	12.5	4.0
Operating income (loss)	11.2	(28.2)	(12.3)	(90.5)
Interest expense, net	15.1	70.6	166.2	206.7
Reorganization items, net	43.2	—	84.5	—
Other expense (income), net	(4.5)	2.6	5.2	(20.4)
Loss before income taxes	(42.6)	(101.4)	(268.2)	(276.8)
Provision for income taxes	6.5	8.3	16.4	17.4
Net loss	$(49.1)	$(109.7)	$(284.6)	$(294.2)
Weighted average shares‒basic	36.6	36.0	36.4	35.7
Net loss per share‒basic:	$(1.34)	$(3.05)	$(7.81)	$(8.24)
Weighted average shares‒diluted	36.6	36.0	36.4	35.7
Net loss per share‒diluted:	$(1.34)	$(3.05)	$(7.81)	$(8.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(49.1)	$(109.7)	$(284.6)	$(294.2)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(1.9)	(2.9)	(15.6)	48.9
Net loss on cash flow hedges (net of tax of $0.0, $0.0, $0.0, and $(0.1))	—	0.6	—	0.1
Pension and other postretirement benefit plans:
Net gain arising during period	2.2	0.1	3.5	1.8
Amounts reclassified from accumulated other comprehensive loss	(1.9)	(0.8)	(5.1)	(2.9)
Total other comprehensive income (loss), net of tax	(1.6)	(3.0)	(17.2)	47.9
Comprehensive loss	$(50.7)	$(112.7)	$(301.8)	$(246.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(In millions, except per share data)

(Unaudited)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2025	36.0	4.1	—	$0.4	$—	$521.4	$(200.0)	$(80.3)	$(1,339.3)	$(1,097.8)
Net loss	—	—	—	—	—	—	—	—	(115.9)	(115.9)
Other comprehensive loss	—	—	—	—	—	—	—	(10.2)	—	(10.2)
Share-based compensation activity	0.6	—	—	—	—	1.0	—	—	—	1.0
Balance at March 31, 2026	36.6	4.1	—	$0.4	$—	$522.4	$(200.0)	$(90.5)	$(1,455.2)	$(1,222.9)
Net loss	—	—	—	—	—	—	—	—	(119.6)	(119.6)
Other comprehensive loss	—	—	—	—	—	—	—	(5.4)	—	(5.4)
Share-based compensation activity	—	—	—	—	—	0.7	—	—	—	0.7
Balance at June 30, 2026	36.6	4.1	—	$0.4	$—	$523.1	$(200.0)	$(95.9)	$(1,574.8)	$(1,347.2)
Net loss	—	—	—	—	—	—	—	—	(49.1)	(49.1)
Other comprehensive loss	—	—	—	—	—	—	—	(1.6)	—	(1.6)
Share-based compensation activity	—	—	—	—	—	0.4	—	—	—	0.4
Balance at September 30, 2026	36.6	4.1	—	$0.4	$—	$523.5	$(200.0)	$(97.5)	$(1,623.9)	$(1,397.5)

	Shares			Shareholders' Equity (Deficit)
	Ordinary Shares Outstanding	Treasury Shares	Deferred Ordinary Shares	Ordinary Shares	Deferred Ordinary Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2024	35.4	4.1	—	$0.4	$—	$514.6	$(200.0)	$(142.1)	$(792.8)	$(619.9)
Net loss	—	—	—	—	—	—	—	—	(79.0)	(79.0)
Other comprehensive income	—	—	—	—	—	—	—	18.9	—	18.9
Share-based compensation activity	0.2	—	—	—	—	1.2	—	—	—	1.2
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at March 31, 2025	35.6	4.1	—	$0.4	$—	$515.8	$(200.0)	$(123.2)	$(872.2)	$(679.2)
Net loss	—	—	—	—	—	—	—	—	(105.5)	(105.5)
Other comprehensive income	—	—	—	—	—	—	—	32.0	—	32.0
Share-based compensation activity	0.4	—	—	—	—	2.8	—	—	—	2.8
Dividends on ordinary shares ($0.01 per share)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at June 30, 2025	36.0	4.1	—	$0.4	$—	$518.6	$(200.0)	$(91.2)	$(978.1)	$(750.3)
Net loss	—	—	—	—	—	—	—	—	(109.7)	(109.7)
Other comprehensive loss	—	—	—	—	—	—	—	(3.0)	—	(3.0)
Share-based compensation activity	—	—	—	—	—	1.4	—	—	—	1.4
Balance at September 30, 2025	36.0	4.1	—	$0.4	$—	$520.0	$(200.0)	$(94.2)	$(1,087.8)	$(861.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(284.6)	$(294.2)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	126.4	152.2
Amortization of deferred financing fees and issuance discount (premium)	4.9	8.2
Deferred income tax	(1.8)	(0.7)
Share-based compensation expense	1.3	9.2
Earnings of unconsolidated affiliate, net of dividends	(12.5)	3.5
Unrealized net (gain) loss on foreign exchange forward contracts	(1.6)	5.9
Unrealized net loss on commodity economic swap contracts	1.3	4.6
Pension curtailment and settlement gain	(1.4)	(0.8)
Loss on extinguishment of long-term debt	—	0.2
Non-cash reorganization items, net	18.0	—
Changes in assets and liabilities
Accounts receivable	(82.5)	3.5
Inventories	(84.8)	18.3
Accounts payable and other current liabilities	55.1	(30.9)
Income taxes payable	(0.4)	3.0
Other assets, net	(56.1)	31.8
Other liabilities, net	(3.6)	(38.8)
Cash used in operating activities	(322.3)	(125.0)
Cash flows from investing activities
Capital expenditures	(32.6)	(35.0)
Proceeds from the sale of other assets	8.7	—
Cash used in investing activities	(23.9)	(35.0)
Cash flows from financing activities
Payments for debt issuance and extinguishment costs	(10.8)	(19.8)
Short-term borrowings, net	(1.5)	(2.8)
Cash paid for dividends and dividend equivalent units	(0.5)	(1.2)
Withholding taxes paid on restricted share units	(0.2)	(0.7)
Net proceeds from issuance of 2028 Refinance Term Loans	—	115.0
Repayments of 2025 Senior Notes	—	(115.0)
Repurchases and repayments of long-term debt	(3.0)	(14.5)
Proceeds from Accounts Receivable Securitization Facility	171.4	140.0
Repayments of Accounts Receivable Securitization Facility	(144.7)	(75.0)
Proceeds from Revolving Facility	304.6	150.0
Repayments of Revolving Facility	(44.8)	(120.0)
Borrowing under the DIP Facility	142.5	—
Cash provided by financing activities	413.0	56.0
Effect of exchange rates on cash	(2.8)	6.4
Net change in cash, cash equivalents, and restricted cash	64.0	(97.6)
Cash, cash equivalents, and restricted cash—beginning of period	149.0	211.9
Cash, cash equivalents, and restricted cash—end of period	$213.0	$114.3
Less: Restricted cash (included within "Other Current Assets")	32.1	2.2
Cash and cash equivalents—end of period	$180.9	$112.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRINSEO PLC (DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, unless otherwise stated)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Trinseo PLC and its subsidiaries (the “Company”) as of and for the periods ended September 30, 2026 and 2025 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are considered necessary for the fair statement of the results for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures normally provided in annual financial statements, and therefore, these statements should be read in conjunction with the 2025 audited consolidated financial statements included within the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts and related disclosures as of and for the period ended September 30, 2026. However, actual results could differ from these estimates and assumptions.

The December 31, 2025 condensed consolidated balance sheet data presented herein was derived from the Company’s December 31, 2025 audited consolidated financial statements but does not include all disclosures required by GAAP for annual periods.

Current Bankruptcy Proceedings

On May 26, 2026 (the “Petition Date”), Trinseo PLC and certain of its direct and indirect subsidiaries (Altuglas LLC, Aristech Surfaces LLC, Trinseo International Holding LLC, Trinseo Holding B.V., Trinseo Holding S.a r.l., Trinseo LLC, Trinseo Luxco Finance SPV S.a r.l., Trinseo LuxCo S.a r.l., Trinseo Materials Finance, Inc., Trinseo NA Finance LLC, Trinseo NA Finance SPV LLC, and Trinseo US Holding, Inc.) (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), commencing the Company’s Chapter 11 cases (the “Chapter 11 Cases”). The Chapter 11 Cases were initiated to facilitate a comprehensive restructuring of the Company’s capital structure (the “Chapter 11 Restructuring Transactions”) through a joint prepackaged plan of reorganization (the “Plan”) pursuant to a Restructuring Support Agreement (the “RSA”), dated May 13, 2026, entered into with certain holders of the Company’s funded indebtedness. On August 10, 2026, the Company amended the Plan to clarify certain defined terms and make reference to the Chapter 11 Cases.

The Debtors continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are generally authorized to operate their businesses in the ordinary course.

The filing of the Chapter 11 Cases triggered the automatic stay under Section 362 of the Bankruptcy Code, which, among other things, prohibits the Company’s creditors from taking actions to collect on prepetition obligations or to exercise remedies with respect to such obligations, absent relief from the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court a variety of motions seeking “first day” relief, including the authority to access cash collateral, continue using their cash management system, pay employee wages and benefits and pay vendors in the ordinary course of business. At a hearing held on May 27, 2026, the Bankruptcy Court generally approved the relief sought in these motions on an interim basis. Following subsequent hearings held on June 17, 2026, the Bankruptcy Court entered orders approving substantially all of the relief sought on a final basis.

Prior to the Petition Date, the Company’s nonpayment of certain interest obligations beyond applicable grace periods constituted events of default under certain of its debt agreements and triggered cross-defaults under other financing arrangements. As a result of the Chapter 11 filings, enforcement of remedies by prepetition creditors with respect to such defaults is stayed.

During the three and nine months ended September 30, 2026, the Debtors transferred $34.6 million and $48.0 million, respectively, of cash into a separate escrow bank account administered by Kroll Restructuring Administration LLC, who on the Debtors' behalf will pay the allowed professional fee claims after notice from the Bankruptcy Court. Starting in the three months ended September 30, 2026, the Debtors began to pay out the funds to settle allowed professional fee claims totaling $19.4 million. The Debtors have continued to fund and pay-out the escrow bank account weekly through the issuance date of these condensed consolidated financial statements. The funds held in the escrow account are classified as restricted cash, included within “Other current assets” in the Company’s condensed consolidated balance sheet.

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

As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. The Debtors have not yet set a bar date (deadline) for holders of claims to file proofs of claim. The Debtors have received numerous claims, 89 in total for an aggregate balance of $6.3 million, as of the date of this report. We expect that the Debtors may continue to receive a significant number of claims in the future. We are not aware of any claims that we currently expect will require a material adjustment to the accounts and balances as reported as of September 30, 2026.

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

The determination of how liabilities will ultimately be settled or treated cannot be made until approved by the Bankruptcy Court. Because the Company has not yet obtained approval by the Bankruptcy Court, there remains uncertainty with respect to the ability of our creditors, including our secured and unsecured debt holders, to recover the full amount of their claims against us. As a result, all prepetition secured and unsecured debt instruments have been classified as liabilities subject to compromise in our condensed consolidated balance sheets as of September 30, 2026 along with any related accrued interest payable balance. Under the Bankruptcy Code, the Debtors may assume, modify, assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors received approval from the Bankruptcy Court on June 17, 2026, to continue making lease payments. Although the Debtors do not intend to modify, assign, or reject any of these agreements, the related lease liabilities were nevertheless classified as liabilities subject to compromise in the condensed consolidated balance sheets as of September 30, 2026.

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

Status of the Chapter 11 Cases

The Company solicited votes on the Plan prior to the Petition Date. As of the filing of this Quarterly Report, the Plan had not become effective. The effectiveness of the Plan remains subject to confirmation by the Bankruptcy Court and satisfaction or waiver of various closing conditions. On September 15, 2026, the Bankruptcy Court instructed the lenders to appoint a mediator while the Bankruptcy Court continued to work through the complex and interrelated issues of the Chapter 11 Cases. The parties appointed a mediator on September 28, 2026 and on October 28, 2026 the non-binding mediation ended without the parties having reached an agreement. All parties negotiated in good faith.

The effectiveness of the Plan and the Company’s emergence from Chapter 11 are subject to several conditions, including final judgment by the Bankruptcy Court in ongoing litigation related to the Chapter 11 Cases, approval and confirmation of the Plan by the Bankruptcy Court, satisfaction of milestones and other conditions set forth in the RSA, receipt of required regulatory approvals, including approval by the High Court of Ireland, and completion of debtor-in-possession and exit financing arrangements. While we believe approval of the Plan by the High Court of Ireland will be granted without modification, any decision to confirm is subject to the discretion of the High Court and there is no guarantee that such approval will be granted.

The Company currently expects to emerge from Chapter 11 in the first half of 2027 following the Bankruptcy Court approval of the Plan and completion of the Irish examinership process; however, the timing and outcome of the Chapter 11 Cases, including confirmation and consummation of the Plan, remain subject to significant risks and uncertainties.

Going Concern

In accordance with ASC 205-40, Going Concern, the Company evaluated whether conditions and events raise substantial doubt about its ability to continue as a going concern within one year after the issuance of these condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2026, the Company had liquidity of $186.2 million and an accumulated deficit of $1,623.9 million and used cash in operations of $322.3 million during the nine months ended September 30, 2026. The Company expects continued operating losses and significant cash outflows from operating activities in the near term.

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

Absent the consummation of the Chapter 11 Restructuring Transactions, significant debt maturities would occur in 2027 for the A/R Facility and 2028, which include the 2028 Refinance Term Loans, the 2028 Term Loan B, and the OpCo Super-Priority Revolver.

As a result of these factors, the Company concluded that substantial doubt about its ability to continue as a going concern existed as of the issuance of the prior Form 10-K and continues to exist within one year after the issuance of these condensed consolidated financial statements.

New York Stock Exchange Delisting Notification

On March 2, 2026, we received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that they determined to commence proceedings to delist the Company’s ordinary shares and on March 18, 2026 the NYSE filed a Form 25 with the SEC to delist the Company’s ordinary shares from the NYSE. The delisting became effective March 30, 2026.

NOTE 2—RECENT ACCOUNTING GUIDANCE

During 2026, there were no recently issued accounting standards which would have a material effect on the Company’s condensed consolidated financial statements. As discussed in Note 1, the Company adopted the provisions of ASC Topic 852, Reorganizations, upon filing for Chapter 11 protection.

NOTE 3—NET SALES

Refer to the Annual Report for information on the Company's accounting policies and further background related to its net sales.

The following table provides disclosure of net sales to external customers by primary geographical market (based on the location where sales originated), by segment for the three and nine months ended September 30, 2026 and 2025.

	Engineered	Latex	Polymer
Three Months Ended	Materials	Binders	Solutions	Total
September 30, 2026
United States	$121.0	$94.1	$42.7	$257.8
Europe	80.4	90.0	167.8	338.2
Asia-Pacific	37.9	50.0	63.6	151.5
Rest of World	19.6	2.4	9.2	31.2
Total	$258.9	$236.5	$283.3	$778.7
September 30, 2025
United States	$126.0	$73.7	$33.9	$233.6
Europe	88.7	75.3	169.2	333.2
Asia-Pacific	37.6	47.9	61.0	146.5
Rest of World	21.2	1.4	7.3	29.9
Total	$273.5	$198.3	$271.4	$743.2

	Engineered	Latex	Polymer
Nine Months Ended	Materials	Binders	Solutions	Total
September 30, 2026
United States	$360.9	$253.6	$119.9	$734.4
Europe	276.6	270.6	503.5	1,050.7
Asia-Pacific	116.6	150.6	206.8	474.0
Rest of World	59.3	6.1	24.3	89.7
Total	$813.4	$680.9	$854.5	$2,348.8
September 30, 2025
United States	$377.5	$219.1	$110.7	$707.3
Europe	291.9	257.1	530.7	1,079.7
Asia-Pacific	111.4	130.8	194.0	436.2
Rest of World	63.2	4.8	21.1	89.1
Total	$844.0	$611.8	$856.5	$2,312.3

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

The Company recorded net pre-tax restructuring charges of $150.8 million inception-to-date under the 2025 Restructuring Plan, consisting of $8.0 million of severance and related benefit costs, $110.1 million of asset related charges, and $32.7 million of contract terminations. Asset-related charges include decommissioning and other charges of $19.0 million, $34.5 million related to accelerated depreciation for the asset retirement costs at Porto Marghera and Schkopau, and $56.6 million in accelerated depreciation charges of plant, property and equipment primarily associated with the exit of the Company’s plants in Rho, Italy, Porto Marghera, Italy and Schkopau, Germany.

The Company expects to incur incremental contract termination charges of $1.0 million to $3.0 million and asset related charges of $2.8 million within the Engineered Materials segment, with $0.8 million related to decommissioning charges and $2.0 million related to accretion expense, and asset related charges of $0.3 million within the Polymer Solutions segment related to accretion expense. All incremental charges are expected to be incurred and paid by the end of 2028.

The following table summarizes the charges by segment related to the 2025 Restructuring Plan:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
2025 Restructuring Plan Charges by Segment	2026	2026
Engineered Materials	$3.0	$15.5
Polymer Solutions	1.7	5.3
Total	$4.7	$20.8

The following table is a summary of charges (credits) incurred related to the 2025 Restructuring Plan:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
2025 Restructuring Plan Charges (Credits)	2026	2026
Severance and related benefit credits (credits)	$0.1	$(2.9)
Asset related charges	2.9	12.5
Contract terminations	1.7	11.2
Total	$4.7	$20.8

At September 30, 2026 and December 31, 2025, total liabilities related to the 2025 Restructuring Plan includes $6.0 million and $11.1 million, respectively, for severance and related benefit costs, and $18.9 million and $21.9 million, respectively, for contract termination charges, were primarily included within "Accrued and other current liabilities" in the condensed consolidated balance sheets.

The following table summarizes the activities related to the 2025 Restructuring Plan:

2025 Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2025	$11.1	$—	$21.9	$33.0
Restructuring charges (credits)	(2.9)	8.7	11.1	16.9
Payments (1)	(2.2)	(5.2)	(14.1)	(21.5)
Asset write-offs	—	(3.5)	—	(3.5)
Reserve balance at September 30, 2026	$6.0	$—	$18.9	$24.9
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Does not include $1.9 million of accelerated depreciation and $2.0 million of accretion expense incurred during the nine months ended September 30, 2026 related to the asset retirement obligation at Schkopau and Porto Marghera. Refer to Note 13 for further information on the asset retirement obligation activity at Schkopau and Porto Marghera.

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

The Company recorded net pre-tax restructuring charges of $65.5 million inception-to-date under the 2024 Restructuring Plan and Stade Shutdown, consisting of $22.4 million of severance and related benefit costs, $29.5 million of asset related charges, and $13.6 million of contract terminations. Asset-related charges include $19.9 million related to the accelerated depreciation for the asset retirement cost and $5.6 million in accelerated depreciation charges of plant, property and equipment associated with the exit of the Company’s Stade, Germany plant and other charges of $4.0 million.

The Company expects to incur incremental contract terminations of $5.0 million to $7.0 million and asset-related charges of $0.3 million within the Polymer Solutions segment. The majority of charges related to the 2024 Restructuring Plan and Stade Shutdown are expected to be paid by the end of 2027.

The following table summarizes the charges (credits) incurred by segment related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2024 Restructuring Plan and Stade Shutdown Charges (Credits) by Segment	2026	2025	2026	2025
Engineered Materials	$—	$(0.1)	$(0.1)	$(0.3)
Latex Binders	—	(0.1)	(0.2)	(0.1)
Polymer Solutions	0.9	2.0	3.5	10.6
Corporate (1)	(0.1)	0.1	(0.1)	0.1
Total	$0.8	$1.9	$3.1	$10.3
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges (credits) incurred related to the 2024 Restructuring Plan and Stade Shutdown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2024 Restructuring Plan and Stade Shutdown Charges (Credits)	2026	2025	2026	2025
Severance and related benefit costs (credits)	$(0.1)	$(0.5)	$(0.3)	$(0.5)
Asset related charges	0.2	0.4	0.8	1.9
Contract terminations	0.7	2.0	2.6	8.9
Total	$0.8	$1.9	$3.1	$10.3

At September 30, 2026 and December 31, 2025, total liabilities related to the 2024 Restructuring Plan and Stade Shutdown were $3.9 million and $14.2 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the condensed consolidated balance sheets.

The following table summarizes the activities related to the 2024 Restructuring Plan and Stade Shutdown:

2024 Restructuring Plan and Stade Shutdown	Severance and Related Benefit Cost	Asset Related Charges (2)	Contract Terminations	Total
Reserve balance at December 31, 2025	$14.2	$—	$—	$14.2
Restructuring charges (credits)	(0.3)	—	2.6	2.3
Payments (1)	(10.0)	—	(2.6)	(12.6)
Reserve balance at September 30, 2026	$3.9	$—	$—	$3.9
(1)	Includes immaterial impacts of foreign currency remeasurement.
(2)	Excludes $0.2 million and $0.8 million, respectively, of accretion expense incurred during the three and nine months ended September 30, 2026 related to the asset retirement obligation liability at Stade, Germany. Refer to Note 13 for further information on the asset retirement obligation activity at Stade, Germany.

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

The Company recorded net pre-tax restructuring charges of $88.3 million inception-to-date under the Asset Optimization and Corporate Restructuring plan, consisting of $17.4 million of severance and related benefit costs, $61.7 million of asset related charges, and $9.2 million of contract terminations costs. Asset-related charges include $32.6 million of accelerated depreciation charges of plant, property and equipment, and decommissioning and other charges of $29.1 million associated with the plant and production closures. The Company expects to incur an incremental $1.1 million of asset related charges through the end of 2026. The majority of the employee termination benefit charges are expected to be paid by the end of 2026.

The following table summarizes the charges (credits) incurred by segment related to the 2023 Asset Optimization and Corporate Restructuring plan:

	Three Months Ended		Nine Months Ended
2023 Asset Optimization and Corporate Restructuring Plan	September 30,		September 30,
Charges by Segment	2026	2025	2026	2025
Engineered Materials	$—	$—	$—	$0.1
Polymer Solutions	0.9	1.6	3.7	8.1
Corporate (1)	—	0.2	—	0.1
Total	$0.9	$1.8	$3.7	$8.3
(1)	The charges related to this restructuring plan that were not allocated to a specific segment were included within Corporate as unallocated charges.

The following table is a summary of charges incurred related to the 2023 Asset Optimization and Corporate Restructuring plan:

	Three Months Ended		Nine Months Ended
2023 Asset Optimization and Corporate Restructuring Plan	September 30,		September 30,
Charges	2026	2025	2026	2025
Severance and related benefit costs	$—	$0.2	$—	$1.2
Asset related charges	0.9	1.6	3.7	7.1
Total	$0.9	$1.8	$3.7	$8.3

At September 30, 2026 and December 31, 2025, total liabilities related to the Asset Optimization and Corporate Restructuring were $0.9 million and $1.1 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the condensed consolidated balance sheets.

The following table summarizes the activities related to the 2023 Asset Optimization and Corporate Restructuring plan:

2023 Asset Optimization and Corporate Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2025	$1.1	$—	$—	$1.1
Restructuring charges	—	3.7	—	3.7
Payments (1)	(0.2)	(3.7)	—	(3.9)
Reserve balance at September 30, 2026	$0.9	$—	$—	$0.9
(1)	Includes immaterial impacts of foreign currency remeasurement.

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

The Company recorded net pre-tax restructuring charges of $55.4 million inception-to-date under the 2022 Asset Restructuring Plan, consisting of $8.5 million of severance and related benefit costs, $33.3 million of asset related charges, and $13.6 million of contract terminations costs. Asset-related charges include $17.1 million related to the accelerated depreciation for the asset retirement cost at Boehlen, Germany, $7.7 million in accelerated depreciation charges of plant, property and equipment and decommissioning and other charges of $8.5 million.

Substantially all payments for severance and related benefit costs have been paid.

The following table summarizes the charges (credits) incurred by segment related to the 2022 Asset Restructuring Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2022 Asset Restructuring Plan Charges (Credits) by Segment	2026	2025	2026	2025
Engineered Materials	$—	$—	$—	$(0.3)
Polymer Solutions	0.2	0.7	0.7	(6.0)
Total	$0.2	$0.7	$0.7	$(6.3)

The following table is a summary of charges (credits) incurred related to the 2022 Asset Restructuring Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
2022 Asset Restructuring Plan Charges (Credits) by Segment	2026	2025	2026	2025
Severance and related benefit costs (credits)	$—	$—	$(0.1)	$(0.3)
Asset related charges (credits) (1)	—	—	0.1	(8.0)
Contract terminations	0.2	0.7	0.7	2.0
Total	$0.2	$0.7	$0.7	$(6.3)
(1)	Asset related charges (credits) include activities related to an asset retirement obligation at Boehlen, Germany. For the nine months ended September 30, 2025, the Company recorded a credit of $(8.1) million reflecting a change in cost estimate related to the asset retirement obligation as the Company was able to realize efficiencies during the initial phase of site demolition.

At September 30, 2026 and December 31, 2025, total liabilities related to the Asset Restructuring Plan were $0.0 million and $0.5 million, respectively for severance and related benefit costs, were included within "Accrued and other current liabilities" in the condensed consolidated balance sheets.

The following table summarizes the activities related to the 2022 Asset Restructuring Plan:

2022 Asset Restructuring Plan	Severance and Related Benefit Cost	Asset Related Charges	Contract Terminations	Total
Reserve balance at December 31, 2025	$0.5	$—	$—	$0.5
Restructuring charges (credits)	(0.1)	0.1	0.7	0.7
Payments (1)	(0.4)	(0.1)	(0.7)	(1.2)
Reserve balance at September 30, 2026	$—	$—	$—	$—
(1)	Includes immaterial impacts of foreign currency remeasurement.

NOTE 5—INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Provision for income taxes	$6.5	$8.3	$16.4	$17.4
Effective income tax rate	(15.3)%	(8.2)%	(6.1)%	(6.3)%

Provision for income taxes for the three and nine months ended September 30, 2026 totaled $6.5 million and $16.4 million, respectively, resulting in an effective tax rate of (15.3)% and (6.1)%, respectively. Provision for income taxes for the three and nine months ended September 30, 2025 totaled $8.3 million and $17.4 million, respectively, resulting in an effective tax rate of (8.2)% and (6.3)%, respectively.

The main driver of the change in the effective income tax rate for the three and nine months ended September 30, 2026 compared to the prior year was the geographical mix of earnings.

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

The following table presents basic EPS and diluted EPS for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Earnings:
Net loss	$(49.1)	$(109.7)	$(284.6)	$(294.2)
Shares:
Weighted average ordinary shares outstanding	36.6	36.0	36.4	35.7
Dilutive effect of RSUs, option awards, and PSUs (1)	—	—	—	—
Diluted weighted average ordinary shares outstanding	36.6	36.0	36.4	35.7
Loss per share:
Loss per share‒basic	$(1.34)	$(3.05)	$(7.81)	$(8.24)
Loss per share‒diluted	$(1.34)	$(3.05)	$(7.81)	$(8.24)
(1)	Refer to Note 15 for discussion of RSUs, option awards, and PSUs granted to certain Company directors and employees. As the Company recorded a net loss for the three and nine months ended September 30, 2026 and September 30, 2025, potential shares related to equity-based awards have been excluded from the calculation of diluted EPS, as doing so would be anti-dilutive.

NOTE 7—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2026	2025
Finished goods	$176.9	$136.3
Raw materials and semi-finished goods	185.9	146.6
Supplies	33.0	33.1
Total	$395.8	$316.0

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales	$558.8	$390.2	$1,415.0	$1,216.9
Gross profit	$35.2	$9.9	$77.6	$50.5
Net income	$21.3	$(4.9)	$33.4	$9.4

As of September 30, 2026 and December 31, 2025, the Company’s investment in Americas Styrenics was $219.5 million and $206.9 million, respectively, which was $9.9 million greater and $14.2 million greater than the Company’s 50% share of the underlying net assets of Americas Styrenics, respectively. This amount represents the difference between the book value of assets held by the joint venture and the Company’s 50% share of the total recorded value of the joint venture’s assets, inclusive of certain adjustments to conform with the Company’s accounting policies. This difference is being amortized over a weighted average remaining useful life of approximately 2.1 years as of September 30, 2026. The Company did not receive dividends from Americas Styrenics during the three and nine months ended September 30, 2026 and received dividends of $2.5 million and $7.5 million during the three and nine months ended September 30, 2025, respectively.

NOTE 9—GOODWILL

The following table shows changes in the carrying amount of goodwill, by segment, from December 31, 2025 to September 30, 2026:

	Engineered	Latex	Polymer	Americas
	Materials	Binders	Solutions	Styrenics	Total
Balance at December 31, 2025	$15.8	$16.3	$35.6	$—	$67.7
Foreign currency impact	(0.5)	(0.5)	(1.2)	—	(2.2)
Balance at September 30, 2026	$15.3	$15.8	$34.4	$—	$65.5

As of September 30, 2026 and December 31, 2025, the reported balance of goodwill included accumulated impairment losses of $646.1 million in the Engineered Materials segment. Continuing into the third quarter 2026, the Company’s operating results have been adversely impacted by weakness in demand in consumer end markets as well as overall uncertainty in the global economy. Should these conditions persist, or other events occur, indicating that the estimated future cash flows of the reporting units have declined, the Company may be required to record future non-cash impairment charges related to goodwill.

NOTE 10—DEBT & AVAILABLE FACILITIES

Refer to the Annual Report for definitions of capitalized terms not included herein and further background on the Company’s debt structure discussed below. The Company was in compliance with all debt related covenants as of December 31, 2025.

During the nine months ended September 30, 2026, the Company entered into certain amendments and limited waivers with lenders under certain of its credit facilities and elected not to make certain interest payments. The Company's failure to make certain interest payments constituted events of default under certain credit agreements and debt instruments and resulted in the related obligations becoming immediately due and payable; however, following the Petition Date, enforcement of such obligations became subject to the automatic stay provisions of the Bankruptcy Code. As a result, as of September 30, 2026, substantially all prepetition indebtedness was reclassified to “Liabilities subject to compromise” on the condensed consolidated balance sheet, in accordance with ASC 852, Reorganizations.

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

As of September 30, 2026 and December 31, 2025, outstanding debt facilities consisted of the following:

			September 30, 2026
	Effective Interest Rate as of September 30, 2026 (1)	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (2)	Carrying Value	Unamortized Deferred Financing Fees (3)	Total Debt, Less Unamortized Deferred Financing Fees
Debtor-in-Possession Financing Facilities (6)
OpCo DIP Facility	13.015%	May 2027	$279.9	$—	$279.9	$—	$279.9
Super HoldCo DIP Facility	12.901%	May 2027	163.3	—	163.3	—	163.3
2026 AR Facility (5)	Various	May 2027	144.7	—	144.7	—	144.7
Prepetition debtor financing
2028 Refinance Term Loans	12.401%	May 2028	1,161.2	—	1,161.2	—	1,161.2
2028 Term Loan B	6.515%	May 2028	716.3	—	716.3	—	716.3
OpCo Super-Priority Revolver (4)	Various	February 2028	161.3	—	161.3	—	161.3
2029 Refinance Senior Notes	7.625%	May 2029	391.0	—	391.0	—	391.0
Other indebtedness	Various	Various	3.2	—	3.2	—	3.2
Total debt			$3,020.9	$—	$3,020.9	$—	$3,020.9
Less: current portion (8)							(589.6)
Liabilities Subject to Compromise (9)							(2,429.8)
Total long-term debt, net of unamortized deferred financing fees							$1.5

			December 31, 2025
	Interest Rate as of December 31, 2025	Maturity Date	Par Value	Unamortized Debt Premium and (Discount) (2)	Carrying Value	Unamortized Deferred Financing Fees (3)	Total Debt, Less Unamortized Deferred Financing Fees
Accounts Receivable Securitization Facility (7)	Various	January 2028	$118.0	$—	$118.0	$—	$118.0
2028 Refinance Term Loans	12.412%	May 2028	1,256.6	(18.7)	1,237.9	(17.4)	1,220.5
2029 Refinance Senior Notes	7.625%	May 2029	388.6	53.0	441.6	(22.1)	419.5
Senior Credit Facility
2028 Term Loan B	6.584%	May 2028	716.3	(1.3)	715.0	(6.5)	708.5
OpCo Super-Priority Revolver	Various	February 2028	75.0	—	75.0	—	75.0
Other indebtedness	Various	Various	3.9	—	3.9	—	3.9
Total debt			$2,558.4	$33.0	$2,591.4	$(46.0)	$2,545.4
Less: current portion (8)							(212.9)
Total long-term debt, net of unamortized deferred financing fees							$2,332.5
(1)	The September 30, 2026 “effective interest rates” included in the table above represent the rates in effect on such date used to calculate: (i) adequate protection payments related to our OpCo Super-Priority Revolver, totaling $4.0 million as of September 30, 2026, and (ii) contractual interest related to our other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date and without consideration of any reductions related to adequate protection payments made through such date.
(2)	This caption includes various original issue accounting adjustments related to original issue premium and discounts, all of which are amortized to interest expense using the straight-line method over the related instrument’s contractual term. As of September 30, 2026, the Company wrote off (within “Reorganization items, net” in the condensed consolidated statements of operations) all original issue premium and discounts related to prepetition indebtedness in accordance with ASC 852, Reorganizations.

The Company recorded a debt premium equal to the difference between the carrying value of the exchanged debt and the principal amount of the 7.625% second lien senior notes due 2029 (the “2029 Refinance Senior Notes”). The unamortized balance of this debt premium was $53.0 million as of December 31, 2025.

The 2028 Term Loan B was issued at a 0.5% original issue discount, whose unamortized balance was $1.3 million as of December 31, 2025.

The 2028 Refinance Term Loans were issued at a 3.0% original issue discount, whose unamortized balance was $18.7 million as of December 31, 2025.

(3)	This caption does not include deferred financing fees related to the Company’s revolving facilities, which are included within “Deferred charges and other assets” on the condensed consolidated balance sheets. As of September 30, 2026, the Company expensed (within “Reorganization items, net” in the condensed consolidated statements of operations) all deferred financing fees related to prepetition indebtedness in accordance with ASC 852, Reorganizations.
(4)	Under the OpCo Super-Priority Revolver, the Company had a capacity of $375.0 million with capacity of $60.0 million under the letter of credit subfacility, of which $180.0 million was converted to the OpCo DIP Facility under the roll-up described below. As of September 30, 2026, all prepetition indebtedness is included within liabilities subject to compromise therefore the Company did not have any funds available for borrowing under this Facility. Additionally, the Company is required to pay a quarterly commitment fee in respect of any unused commitments under this facility equal to 0.375% per annum.
(5)	As of September 30, 2026, this facility had a borrowing capacity of $150.0 million and $144.7 million outstanding under the facility. As of September 30, 2026 the Company had $158.1 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $5.3 million additional funds available for borrowing.

(6)	On May 28, 2026, certain direct and indirect subsidiaries of the Company, as borrowers, entered into two Senior Secured Super-Priority Debtor-in-Possession Credit Agreements, the “DIP Facilities,” consisting of the OpCo DIP Facility, with a principal amount of $270.0 million, and the Super HoldCo DIP Facility, with principal amount of $157.5 million. Amounts outstanding at September 30, 2026 include commitment and other fees as described below.
(7)	As of December 31, 2025, this facility had a borrowing capacity of $150.0 million, and $118.0 million outstanding under the facility. As of December 31, 2025 the Company had $121.2 million of accounts receivable available to support this facility, based on the pool of eligible accounts receivable, and had $3.2 million of additional funds available for borrowing. This facility was closed and paid in full on May 29, 2026.
(8)	The current portion of long-term debt as of September 30, 2026 was primarily related to the Company’s 2026 AR Securitization Facility and the DIP Facilities.

The current portion of long-term debt as of December 31, 2025 was primarily related to $118.0 million outstanding under the AR Securitization Facility, $75.0 million outstanding under the OpCo Super-Priority Revolver, as well as $19.9 million mostly related to the scheduled future principal payments on both the 2028 Term Loan B and the 2028 Refinance Term Loans.

(9)	As of September 30, 2026, the entire carrying amount our 2028 Term Loan B, 2028 Refinance Term Loans, and 2029 Refinance Senior Notes, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, is included in “Liabilities subject to compromise” in the condensed consolidated balance sheets. The carrying amount of our OpCo Super-Priority Revolver less reductions for certain adequate protection payments made since the Petition Date, totaling $4.0 million, is also included in “Liabilities subject to compromise.”

Debtor-in-possession Financing

In May 2026, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The Plan provides for fully committed debtor-in-possession financing, pursuant to which the Company entered into two debtor-in-possession credit facilities (together, the “DIP Facilities”), each supported by separate collateral groups, on May 28, 2026.

OpCo Collateral Group

Certain subsidiaries of the Company together, the “OpCo Borrowers,” (Trinseo Luxco S.à r.l., Trinseo Holding S.à r.l. and Trinseo Materials Finance, Inc.), entered into a Senior Secured Super-Priority Debtor-In-Possession Credit Agreement (the “OpCo DIP Credit Agreement”), providing for a senior secured super-priority priming term loan debtor-in-possession credit facility. The OpCo Borrowers were the original issuers for both the 2028 Term Loans and the OpCo Super-Priority Revolver.

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

The OpCo DIP Facility is subject to a commitment fee, which was paid in kind in full at closing, and a put option premium, which is payable in kind on each date that new money term loans are funded, both totaling $9.9 million for the nine months ended September 30, 2026. The OpCo DIP Facility matures on the earliest to occur of: May 28, 2027, the effective date of a chapter 11 plan, the acceleration of the outstanding term loans and termination of commitments, certain other customary events set forth in the OpCo DIP Credit Agreement, or the closing of a sale of all or substantially all assets or equity of the loan parties (other than to another loan party).

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

Super HoldCo Collateral Group

Other subsidiaries of the Company together, the “SHC Borrowers,” (Trinseo NA Finance LLC, Trinseo Luxco Finance SPV S.à r.l. and Trinseo NA Finance SPV LLC), entered into a Senior Secured Super-Priority Debtor-In-Possession HoldCo Credit Agreement (the “Super-Holdco DIP Credit Agreement”), providing for a senior secured super-priority priming term loan debtor-in-possession credit facility. The SHC Borrowers were the original issuers for both the 2028 Refinance Term Loans and the 2029 Refinance Senior Notes.

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

The Super-Holdco DIP Facility is subject to a commitment fee, which was paid in kind in full at closing, and a put option premium, which is payable in kind on each date that new money term loans are funded, both totaling $5.8 million for the nine months ended September 30, 2026. The Super-Holdco DIP Facility matures on the earliest to occur of: May 28, 2027, the effective date of a chapter 11 plan, the acceleration of the outstanding term loans and termination of commitments, certain other customary events set forth in the Super-Holdco DIP Credit Agreement, or the closing of a sale of all or substantially all assets or equity of the loan parties (other than to another loan party).

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

The Company determined it had available liquidity of $186.2 million as of September 30, 2026, comprised of $180.9 million of cash and cash equivalents and approximately $5.3 million of funds available for borrowing under the Accounts Receivable Securitization Facility.

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

Prepetition debtor financing

2029 Refinance Senior Notes

On December 16, 2024, the Company commenced a private offer to exchange (the “Exchange Offer”) the Company’s 2029 Senior Notes for the 2029 Refinance Senior Notes. Upon completion of the Exchange Offer, the Company executed an indenture (the “2L Note Indenture”) pursuant to which they issued $379.5 million aggregate principal amount of 2029 Refinance Senior Notes in exchange for the non-cash redemption of $446.5 million of the 2029 Senior Notes. The 2029 Refinance Senior Notes bear interest at a rate of 7.625%, of which for the first six semiannual interest payment dates, 5.125% will be payable in cash and 2.50% will be payable in-kind either by increasing the principal amount of the outstanding 2029 Refinance Senior Notes, or, at the Company’s option, in cash; and thereafter, the entire 7.625% per annum will be payable in cash. Interest on the 2029 Refinance Senior Notes is due semiannually on February 15 and August 15 of each year, commencing on August 15, 2025. The 2029 Refinance Senior Notes mature on May 3, 2029.

On February 17, 2026, the Company elected to utilize a contractually-available 30-day grace period for the payment due under the 2L Note Indenture. The Company elected to delay its next interest payment on the 2029 Refinance Senior Notes in the amount of approximately $10.0 million.

The Company did not make the required interest payment by March 19, 2026, which resulted in an event of default under the 2L Note Indenture. Following an event of default the 2029 Refinance Senior Notes are subject to the terms of an intercreditor agreement which prohibits holders from enforcing any collection action against any collateral secured by the 2029 Refinance Senior Notes for 180 days. As of September 30, 2026, no notice or declaration of acceleration had been delivered with respect to the 2029 Refinance Senior Notes. As a result of the Chapter 11 filings, enforcement of remedies by prepetition creditors with respect to such defaults is stayed.

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

Also on March 19, 2026, the Company also entered into an amendment and limited waiver to the OpCo Super-Priority Revolver (the “Revolver Waiver”). Under the Revolver Waiver the lenders agreed to, among other things: (i) temporarily waive certain acceleration and collateral enforcement rights and remedies under the facility until April 30, 2026, arising from the nonpayment of interest or principal beyond the applicable grace periods under the Refinance Credit Agreement, the Senior Credit Agreement, and the 2L Notes Indenture, as well as related notices and cross-defaults, and (ii) amend certain other provisions of the facility. In connection with the Revolver Waiver, the Borrowers agreed to pay certain lenders an in-kind consent fee equal to 1.00% of each such lender’s commitments under the OpCo Super-Priority Revolver, totaling $5.6 million for the nine months ended September 30, 2026.

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

During the nine months ended September 30, 2026 and the twelve months ended December 31, 2025, the Company executed the PIK Interest Election on the 2029 Refinance Senior Notes, to defer payment of a portion of the quarterly interest margin payable in the amount of $2.4 million and $9.1 million, respectively, by capitalizing the amounts as principal payments due at maturity.

The Company has deferred $101.4 million and $99.0 million of interest payable that is payable at maturity and capitalized as liabilities subject to compromise as of September 30, 2026 and as long-term debt as of December 31, 2025, respectively.

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

As of September 30, 2026, the Company had no open foreign exchange forward contracts.

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

From time to time, the Company uses commodity swap agreements, which effectively convert a portion of its natural gas costs into a fixed rate obligation. These commodity derivatives are designated as cash flow hedges, and the contracts are marked-to-market at each reporting date, and any unrealized gains or losses are included in AOCI, to the extent effective, and reclassified to cost of sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. The Company had no open commodity cash flow hedges as of September 30, 2026.

The Company may also enter into certain commodity swap agreements to economically hedge the impact of these price fluctuations, which are not designated for hedge accounting treatment. There were no open commodity economic hedges as of September 30, 2026.

Summary of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments, including those not designated for hedge accounting treatment, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(725.6)	$4.5	$(705.8)	$(2.6)

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$—	$—	$(0.6)	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain recognized in income	$—	$—	$—	$0.3

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
	Cost of sales	Other (expense) income, net	Cost of sales	Other (expense) income, net
Total amount of income and (expense) line items presented in the statements of operations in which the effects of derivative instruments are recorded	$(2,134.3)	$(5.2)	$(2,174.5)	$20.4

The effects of cash flow hedge instruments:
Commodity cash flow hedges
Amount of loss reclassified from AOCI into income	$—	$—	$(1.7)	$—

The effects of derivatives not designated as hedge instruments:
Foreign exchange forward contracts
Amount of gain (loss) recognized in income	$—	$0.3	$—	$(29.7)
Commodity economic hedges
Amount of loss recognized in income	$—	$—	$(1.9)	$—

The following table presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2026 and 2025:

	Gain (Loss) Recognized in AOCI on Balance Sheet		Gain (Loss) Recognized in AOCI on Balance Sheet
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Designated as Cash Flow Hedges
Commodity cash flow hedges	$—	$0.6	$—	$—
Total	$—	$0.6	$—	$—

	Gain (Loss) Recognized in Other income, net in Statement of Operations		Gain (Loss) Recognized in Other income, net in Statement of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Settlements and changes in the fair value of forward contracts (not designated as hedges)	$—	$0.3	$0.3	$(29.7)
Remeasurement of foreign currency-denominated assets and liabilities	1.7	(0.7)	(3.7)	28.1
Total	$1.7	$(0.4)	$(3.4)	$(1.6)

The Company does not expect to reclassify any net loss from AOCI into earnings in the next twelve months as the Company has no outstanding commodity cash flow hedges as of September 30, 2026.

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

NOTE 12—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date. The Company did not have any assets or liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2026.

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

Fair Value of Debt Instruments

The following table presents the estimated fair value of the Company’s outstanding debt not carried at fair value as of September 30, 2026 and December 31, 2025:

	As of	As of
	September 30, 2026	December 31, 2025
2028 Refinance Term Loans	$855.3	$1,115.9
2028 Term Loan B	44.8	71.5
2029 Refinance Senior Notes	3.2	36.2
Total fair value	$903.3	$1,223.6
(1)	Total carrying value of the Company's outstanding debt was $3,020.9 million and $2,591.4 million as of September 30, 2026 and December 31, 2025, respectively. See details in Note 10 for further detail.

The fair value of the Company’s debt facilities above (each Level 2 securities) is determined using over-the-counter market quotes and benchmark yields received from independent vendors. The fair value presented reflects the Company’s carrying value of debt, net of original issuance discount.

There were no other significant financial instruments outstanding as of September 30, 2026 and December 31, 2025.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law, existing technologies and other information. Pursuant to the terms of the Dow Separation, the pre-closing environmental conditions were retained by Dow, and the Company has been indemnified by Dow from and against all environmental liabilities incurred or relating to the predecessor periods. There are several properties which the Company now owns on which Dow has been conducting investigation, monitoring, or remediation to address historical contamination, including Dalton, Georgia. There are other properties with historical contamination that are owned by Dow that the Company leases for its operations, including its facilities in Midland, Michigan, Schkopau, Germany, and Terneuzen, The Netherlands. Other than certain immaterial environmental liabilities assumed as part of the PMMA Acquisition and the Aristech Surfaces Acquisition, no material environmental claims have been asserted or threatened against the Company. The Company is not a potentially responsible party for any material amounts at any Superfund sites. As of September 30, 2026 and December 31, 2025, the Company had $2.0 million, respectively, of accrued obligations for environmental remediation or restoration costs.

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

Change in asset retirement obligation
Balance at December 31, 2025	$37.8
Obligations incurred and adjustments to estimated obligations	1.9
Settlements	(18.6)
Accretion expense	2.8
Currency translation adjustment	(0.9)
Balance at September 30, 2026	$23.0

Accretion expense is included within “Selling, general and administrative expenses” in the condensed consolidated statement of operations. The current portion of the asset retirement obligation is recorded within “Accrued expenses and other current liabilities” and the long-term portion is recorded within “Other noncurrent obligations” in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the current portion was $12.9 million and $17.1 million, respectively, and the long-term portion was $10.1 million and $20.7 million, respectively.

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

Synthos and Trinseo are parties to an asset purchase agreement (“APA”) dated May 21, 2021, whereby Trinseo transferred its Rubber Business to Synthos, pending regulatory approval and other administrative pre-closing conditions, for an enterprise value of approximately $491.0 million. This transaction formally closed on December 1, 2021. Synthos claims that Trinseo did not properly disclose certain information including the natural gas pricing mechanism for the steam which is supplied by a third party to the Rubber Business. Synthos is seeking monetary damages related to the spike of utility prices in Germany that commenced in the fall of 2021. On December 7, 2023, Synthos filed an adjusted motion with the German Arbitration Institute clarifying its claims for monetary damages. On April 26, 2024, Trinseo filed a statement of defense and counterclaim in response to Synthos’ adjusted motion. On September 27, 2024, Synthos filed a Statement of Reply to reduce its monetary damages claim and filed a statement of defense to Trinseo’s counterclaim. On February 10, 2025, Trinseo filed a statement of rejoinder in defense of Synthos’ claims and a reply to Synthos’ statement of defense of Trinseo’s counterclaim. On March 21, 2025, Synthos filed a further statement of defense against Trinseo’s counterclaim. During the week of May 19, 2025, an arbitration hearing was held before an arbitration tribunal convened by the German Arbitration Institute, following which the tribunal set a schedule for submission of post-hearing briefings ending during the fourth quarter 2025. The parties submitted respective final substantive briefs to the arbitration tribunal over July, August and September 2025. Additional briefs related to potential reimbursement of legal fees and other costs incurred were submitted in fourth quarter 2025. On May 7, 2026, the German Arbitration Institute notified the parties of the arbitration tribunal’s final decision which ruled in favor of Trinseo by dismissing all of Synthos’ claims. Although this decision also dismissed Trinseo’s counterclaim, Trinseo was awarded its costs for the arbitration. In July 2026, Trinseo and Synthos entered into a separate asset purchase agreement, for equipment unrelated to the arbitration, that included a waiver by Synthos of its right to seek court review of the arbitration tribunal’s final decision.

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

In addition, the ad-hoc minority lender group has filed certain additional motions that could affect the resolution of these Chapter 11 Cases, including (a) a motion to designate the votes of certain intercompany loans, (b) a motion seeking leave of the Bankruptcy Court for derivative standing to assert certain claims, including fraudulent conveyance and breach of fiduciary duty claims, on behalf of the Company and certain of its subsidiaries, and (c) a motion seeking to terminate the Company’s exclusive authority to promulgate a plan of reorganization. In addition, an ad hoc group of holders of the Company’s 2029 Refinance Senior Notes raised an objection to confirmation of the proposed chapter 11 plan on the grounds that the treatment of the 2029 Refinance Senior Notes thereunder did not comply with Section 1129(b)(1) of the Bankruptcy Code. The matter went to trial on August 12-14, 2026 and closing statements were heard on August 19, 2026.

On September 15, 2026, the Bankruptcy Court instructed the lenders to appoint a mediator and engage in non-binding mediation for a period of thirty calendar days from September 28, 2026 in an attempt to resolve the principal issues raised at the August hearing. The parties appointed a mediator on September 28, 2026 and on October 28, 2026 the non-binding mediation ended without the parties having reached an agreement. All parties negotiated in good faith.

NOTE 14—PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for all significant plans were as follows:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2026	2025	2026	2025
Net periodic benefit cost
Service cost	$1.5	$1.9	$0.1	$0.1
Interest cost	1.8	1.6	0.2	0.2
Expected return on plan assets	(0.2)	(0.1)	(0.1)	(0.2)
Amortization of prior service credit	(0.1)	(0.1)	—	—
Amortization of net gain	(1.3)	(0.6)	—	—
Settlement and curtailment gain	(0.6)	—	(0.1)	—
Net periodic benefit cost	$1.1	$2.7	$0.1	$0.1

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	Non-U.S. Defined Benefit Pension Plans		U.S. Defined Benefit Pension
	2026	2025	2026	2025
Net periodic benefit cost
Service cost	$4.7	$5.5	$0.4	$0.3
Interest cost	5.1	5.1	0.5	0.4
Expected return on plan assets	(0.4)	(0.7)	(0.6)	(0.6)
Amortization of prior service credit	(0.1)	(0.2)	—	—
Amortization of net gain	(3.9)	(1.6)	—	—
Settlement and curtailment gain	(1.2)	(0.6)	(0.2)	(0.1)
Net periodic benefit cost	$4.2	$7.5	$0.1	$—

The Company had less than $1.2 million of net periodic benefit costs for its other postretirement plans for the three and nine months ended September 30, 2026 and 2025.

Service cost related to the Company’s defined benefit pension plans and other postretirement plans is included within “Cost of sales” and “Selling, general and administrative expenses,” whereas all other components of net periodic benefit cost are included within “Other expense (income), net” in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company’s benefit obligations included primarily in “Other noncurrent obligations” in the condensed consolidated balance sheets were $181.2 million and $186.9 million, respectively.

The Company made cash contributions and benefit payments to unfunded plans of approximately $2.2 million and $6.6 million, during the three and nine months ended September 30, 2026. The Company expects to make additional cash contributions, including benefit payments to unfunded plans, of approximately $5.0 million to its defined benefit plans for the remainder of 2026.

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

The following table summarizes the Company’s share-based compensation expense for the three and nine months ended September 30, 2026 and 2025, as well as unrecognized compensation cost as of September 30 2026:

	Three Months Ended		Nine Months Ended		September 30, 2026
	September 30,		September 30,		Unrecognized		Weighted
	2026	2025	2026	2025	Compensation Cost		Average Years
RSUs	$0.1	$0.8	$1.1	$4.4	$0.2		0.8
Options	—	—	—	0.2	—		—
PSUs	0.3	0.6	1.0	1.8	1.1		1.2
Restricted Cash Units ("RCUs") (1)	0.2	0.1	(0.8)	2.8	0.4	(2)	0.9
Total share-based compensation expense	$0.6	$1.5	$1.3	$9.2
(1)	In January 2026, the Company approved one-time conditional retention bonus awards for certain executive officers and, subject to the terms of the awards, agreed to the cancellation of unvested cash-settled long-term incentive awards previously granted under the Company’s Amended and Restated 2014 Omnibus Incentive Plan. There were 1,115,886 RCUs that were forfeited in the nine months ended September 30, 2026 related to the one-time conditional retention bonus awards.
(2)	Unrecognized Compensation Cost related to RCU awards as of September 30, 2026 is calculated using the stock price, subject to certain minimum and maximum amounts, as of September 30, 2026.

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

The following table provides disclosure of the Company’s segment Adjusted EBITDA, which is the metric used by the chief operating decision maker to measure segment operating performance and is defined below, for the three and nine months ended September 30, 2026 and 2025. Asset and intersegment sales information by reporting segment is not regularly reviewed or included with the Company’s reporting to the chief operating decision maker. Therefore, this information has not been disclosed below. Refer to Note 3 for the Company’s net sales to external customers by segment and by geography for the three and nine months ended September 30, 2026 and 2025.

	Engineered	Latex	Polymer	Americas	Total	Corporate
Three Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
September 30, 2026
Net sales	$258.9	$236.5	$283.3	$—	$778.7	$—	$778.7
Cost of sales	(243.7)	(212.1)	(269.8)	—	(725.6)	—	(725.6)
Selling, general and administrative expenses	(16.9)	(9.3)	(10.3)	—	(36.5)	(14.6)	(51.1)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	9.2	9.2	—	9.2
Other income and (expense)	—	(0.1)	(0.1)	—	(0.2)	4.7	4.5
Other segment items (2)	1.0	—	3.7	—	4.7	(7.2)	(2.5)
Depreciation and amortization expenses (3)	24.3	6.7	5.3	—	36.3	1.5	37.8
Adjusted EBITDA (1)	$23.6	$21.7	$12.1	$9.2	$66.6
Investments in unconsolidated affiliate	—	—	—	219.5	219.5	—	219.5
Capital expenditures	3.9	4.3	2.9	—	11.1	0.2	11.3
September 30, 2025
Net sales	$273.5	$198.3	$271.4	$—	$743.2	$—	$743.2
Cost of sales	(257.8)	(181.4)	(267.5)	—	(706.7)	0.9	(705.8)
Selling, general and administrative expenses	(15.4)	(9.4)	(12.2)	—	(37.0)	(26.2)	(63.2)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	(2.4)	(2.4)	—	(2.4)
Other income and (expense)	—	(0.5)	(0.4)	—	(0.9)	(1.7)	(2.6)
Other segment items (2)	(0.1)	—	3.5	—	3.4	1.4	4.8
Depreciation and amortization expenses (3)	33.6	9.9	9.3	—	52.8	3.6	56.4
Adjusted EBITDA (1)	$33.8	$16.9	$4.1	$(2.4)	$52.4
Investments in unconsolidated affiliate	—	—	—	219.1	219.1	—	219.1
Capital expenditures	6.1	7.7	1.7	—	15.5	1.0	16.5

	Engineered	Latex	Polymer	Americas	Total	Corporate
Nine Months Ended (1)	Materials	Binders	Solutions	Styrenics	Segments	Unallocated	Total
September 30, 2026
Net sales	$813.4	$680.9	$854.5	$—	$2,348.8	$—	$2,348.8
Cost of sales	(742.4)	(620.0)	(771.9)	—	(2,134.3)	—	(2,134.3)
Selling, general and administrative expenses	(53.6)	(28.9)	(36.2)	—	(118.7)	(120.6)	(239.3)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	12.5	12.5	—	12.5
Other income and (expense)	0.2	(0.1)	0.8	—	0.9	(6.1)	(5.2)
Other segment items (2)	3.2	(0.1)	13.3	—	16.4	59.3	75.7
Depreciation and amortization expenses (3)	79.7	22.1	18.7	—	120.5	5.9	126.4
Adjusted EBITDA (1)	$100.5	$53.9	$79.2	$12.5	$246.1
Investments in unconsolidated affiliate	—	—	—	219.5	219.5	—	219.5
Capital expenditures	11.6	12.4	8.3	—	32.3	0.3	32.6
September 30, 2025
Net sales	$844.0	$611.8	$856.5	$—	$2,312.3	$—	$2,312.3
Cost of sales	(793.0)	(552.9)	(829.5)	—	(2,175.4)	0.9	(2,174.5)
Selling, general and administrative expenses	(51.5)	(27.0)	(37.5)	—	(116.0)	(116.3)	(232.3)
Equity in earnings (losses) of unconsolidated affiliate	—	—	—	4.0	4.0	—	4.0
Other income and (expense)	0.3	(1.3)	24.9	—	23.9	(3.5)	20.4
Other segment items (2)	(0.2)	0.1	21.8	—	21.7	33.0	54.7
Depreciation and amortization expenses (3)	91.0	27.5	17.6	—	136.1	16.1	152.2
Adjusted EBITDA (1)	$90.6	$58.2	$53.8	$4.0	$206.6
Investments in unconsolidated affiliate	—	—	—	219.1	219.1	—	219.1
Capital expenditures	13.2	15.3	4.4	—	32.9	2.1	35.0
(1)	The Company’s measure of segment operating performance is Adjusted EBITDA, which is defined as income from continuing operations before interest expense, net; provision for income taxes; depreciation and amortization expense; reorganization items, net and other costs associated with the Company’s Chapter 11 proceedings; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items. Segment Adjusted EBITDA is the key metric that is used by the chief operating decision maker to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that the chief operating decision maker believes reflects core operating performance by removing the impact of transactions and events that would not be considered a part of core operations.
(2)	Other segment items contain activity primarily defined as addbacks to arrive at Adjusted EBITDA included from the reorganization items, net and other costs associated with the Company’s Chapter 11 proceedings; loss on extinguishment of long-term debt and certain debt issuance costs; asset impairment charges; gains or losses on the dispositions of businesses and assets; restructuring charges; acquisition related costs and benefits, and other items.
(3)	Segment depreciation and amortization expense is included as a component of cost of goods sold; and selling, general, and administrative expense in the amounts regularly provided to the chief operating decision maker and are therefore added back to arrive at Segment Adjusted EBITDA.

The reconciliation of loss before income taxes to segment Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss before income taxes	$(42.6)	$(101.4)	$(268.2)	$(276.8)
Interest expense, net (4)	15.1	70.6	166.2	206.7
Depreciation and Amortization (5)	37.8	56.4	126.4	152.2
Corporate Unallocated (6)	15.6	22.0	61.5	69.8
Adjusted EBITDA Addbacks (7)	40.7	4.8	160.2	54.7
Segment Adjusted EBITDA	$66.6	$52.4	$246.1	$206.6
(4)

During the three and nine months ended September 30, 2026, the Company did not recognize approximately $62.2 million and $84.5 million, respectively, of contractual interest expense that would have been recognized if not for the Chapter 11 Cases.

(5)

During the nine months ended September 30, 2026, the Company recognized $9.2 million for accelerated amortization of capitalized software assets related to our transition of current enterprise resource planning (“ERP”) system to a cloud based system.

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

(6)	Corporate unallocated includes corporate overhead costs and certain other income and expenses.
(7)	Adjusted EBITDA addbacks for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss on financing transactions (Note 10)	$—	$—	$6.0	$26.5
Net gain on disposition of businesses and assets	(1.4)	—	(7.5)	—
Restructuring and other charges (Note 4)	5.8	3.7	23.8	21.9
Reorganization items, net (Note 19)	43.2	—	84.5	—
Other items (a)	(6.9)	1.1	53.4	6.3
Total Adjusted EBITDA Addbacks	$40.7	$4.8	$160.2	$54.7
(a)	Other items for the three and nine months ended September 30, 2026 primarily relate to fees incurred in connection with the Company’s ongoing lender negotiations incurred before the Company filed for bankruptcy or were incurred by non-Debtor entities and $9.7 million awarded to the Company for reimbursement of certain legal costs. Any fees incurred in connection with the Company’s ongoing lender negotiations by the Debtors during the pendency of the Chapter 11 bankruptcy is included within Reorganization items, net.

Other items for the three and nine months ended September 30, 2025 primarily relate to fees incurred in conjunction with the legal defense costs associated with Synthos litigation, described in Note 13.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI, net of income taxes, consisted of:

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Three Months Ended September 30, 2026 and 2025	Adjustments	Plans, Net	Hedges, Net	Total
Balance at June 30, 2026	$(133.9)	$30.2	$7.8	$(95.9)
Other comprehensive income (loss)	(1.9)	2.2	—	0.3
Amounts reclassified from AOCI to net loss (1)	—	(1.9)	—	(1.9)
Balance as of September 30, 2026	$(135.8)	$30.5	$7.8	$(97.5)

Balance at June 30, 2025	$(118.4)	$20.5	$6.7	$(91.2)
Other comprehensive income (loss)	(2.9)	0.1	0.1	(2.7)
Amounts reclassified from AOCI to net income (loss) (1)	—	(0.8)	0.5	(0.3)
Balance as of September 30, 2025	$(121.3)	$19.8	$7.3	$(94.2)

	Cumulative	Pension & Other
	Translation	Postretirement Benefit	Cash Flow
Nine Months Ended September 30, 2026 and 2025	Adjustments	Plans, Net	Hedges, Net	Total
Balance at December 31, 2025	$(120.2)	$32.1	$7.8	$(80.3)
Other comprehensive income (loss)	(15.6)	3.5	—	(12.1)
Amounts reclassified from AOCI to net loss (1)	—	(5.1)	—	(5.1)
Balance as of September 30, 2026	$(135.8)	$30.5	$7.8	$(97.5)

Balance at December 31, 2024	$(170.2)	$20.9	$7.2	$(142.1)
Other comprehensive income (loss)	48.9	1.8	(1.4)	49.3
Amounts reclassified from AOCI to net income (loss) (1)	—	(2.9)	1.5	(1.4)
Balance as of September 30, 2025	$(121.3)	$19.8	$7.3	$(94.2)
(1)	The following is a summary of amounts reclassified from AOCI to net income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statements of Operations
AOCI Components	2026	2025	2026	2025	Classification
Cash flow hedging items
Commodity cash flow hedges	$—	$0.6	$—	$1.7	Cost of sales
Total before tax	—	0.6	—	1.7
Tax effect	—	(0.1)	—	(0.2)	Provision for income taxes
Total, net of tax	$—	$0.5	$—	$1.5

Amortization of pension and other postretirement benefit plan items
Prior service credit	$(0.2)	$(0.2)	$(0.6)	$(0.6)	(a)
Net actuarial gain	(1.5)	(0.8)	(4.5)	(2.2)	(a)
Net curtailment and settlement gain	(0.7)	—	(1.4)	(0.8)	(a)
Total before tax	(2.4)	(1.0)	(6.5)	(3.6)
Tax effect	0.5	0.2	1.4	0.7	Provision for income taxes
Total, net of tax	$(1.9)	$(0.8)	$(5.1)	$(2.9)
(a)	These AOCI components are included in the computation of net periodic benefit costs (see Note 14).

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

Liabilities subject to compromise at September 30, 2026 consisted of the following:

September 30,
2026
Liabilities subject to compromise
Debt subject to compromise
2028 Refinance Term Loans	$1,161.2
2028 Term Loan B	716.3
2029 Refinance Senior Notes	391.0
OpCo Super-Priority Revolver	161.3
Accrued interest on debt subject to compromise	100.1
Lease liabilities	29.3
Total liabilities subject to compromise	$2,559.2

NOTE 19—REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Write-off of prepetition deferred financing costs, net	$—	$13.2
Write-off of issuance cost of post-petition financing	—	4.8
Bankruptcy-related professional fees	43.2	66.5
Reorganization items, net	$43.2	$84.5

Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Write-offs of deferred debt issuance costs, deferred financing costs, and unamortized fair market value adjustment are included in Reorganization items, net.

As of September 30, 2026, $31.5 million of Reorganization items, net were unpaid and accrued in “Accounts Payable” and “Accrued Expenses and other current liabilities” in the accompanying condensed consolidated balance sheet. Since the Petition Date, our operating cash flows included net cash outflows of $35.0 million related to amounts classified as Reorganization items, net, which primarily consisted of payments for professional fees.

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

Debtors’ Balance Sheet

(In millions, except per share data)

(Unaudited)

September 30,
2026
Assets
Current assets
Cash and cash equivalents	$28.7
Accounts receivable, net of allowances (September 30, 2026: $0.6)	41.3
Inventories	138.6
Due from affiliates	2,437.2
Other current assets	63.4
Total current assets	2,709.2
Investments in unconsolidated affiliate	—
Property, plant and equipment, net of accumulated depreciation (September 30, 2026: $224.7)	155.0
Other assets
Goodwill	—
Other intangible assets, net	250.0
Right-of-use assets – operating, net	24.8
Deferred income tax assets	—
Deferred charges and other assets	36.4
Total other assets	311.2
Total assets	$3,175.4
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$443.2
Accounts payable	75.6
Current lease liabilities – operating	—
Income taxes payable	0.5
Accrued expenses and other current liabilities	55.3
Total current liabilities	574.6
Noncurrent liabilities
Long-term debt, net of unamortized deferred financing fees	—
Noncurrent lease liabilities – operating	—
Deferred income tax liabilities	17.6
Other noncurrent obligations	26.2
Total noncurrent liabilities	43.8
Liabilities subject to compromise	2,559.2
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit)
Equity (deficit)	(2.2)
Total shareholders’ equity (deficit)	(2.2)
Total liabilities and shareholders’ equity (deficit)	$3,175.4

Debtors’ Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Net sales	$257.8	$734.3
Cost of sales	225.6	630.8
Gross profit	32.2	103.5
Selling, general and administrative expenses	22.4	132.8
Equity in earnings of unconsolidated affiliate	—	2.1
Operating income (loss)	9.8	(27.2)
Interest expense, net	11.9	158.3
Reorganization items, net	43.2	84.5
Other income, net	(17.1)	(13.4)
Loss before income taxes	(28.2)	(256.6)
Provision for income taxes	6.9	9.6
Net loss	$(35.1)	$(266.2)

Debtors’ Statement of Cash Flows

(In millions)

(Unaudited)

Nine Months Ended
September 30,
2026
Cash flows from operating activities
Net cash used in operating activities	$(339.0)
Cash flows from investing activities
Capital expenditures	(9.5)
Cash used in investing activities	(9.5)
Cash flows from financing activities
Payments for debt issuance and extinguishment costs	(10.8)
Repurchases and repayments of long-term debt	(3.0)
Proceeds from Revolving Facility	304.6
Repayments of Revolving Facility	(43.8)
Borrowing under the DIP Facility	142.5
Cash provided by financing activities	389.5
Effect of exchange rates on cash	—
Net change in cash, cash equivalents, and restricted cash	41.0
Cash, cash equivalents, and restricted cash—beginning of period	17.4
Cash, cash equivalents, and restricted cash—end of period	$58.4
Less: Restricted cash (included within "Other Current Assets")	29.7
Cash and cash equivalents—end of period	$28.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2026 Year-to-Date Highlights

During the three and nine months ended September 30, 2026, Trinseo recognized net loss of $49.1 million and $284.6 million, respectively, and Adjusted EBITDA of $51.0 million and $184.6 million, respectively. Adjusted EBITDA for the quarter and year was impacted by continued low levels of demand due to persistent market uncertainty, which was partially offset by lower fixed costs primarily related to execution of the 2025 Restructuring Plan.

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

In May 2026, Trinseo PLC and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court,” and such cases, the “Chapter 11 Cases”). The Chapter 11 Cases were commenced to conduct a comprehensive restructuring of the Company’s capital structure (the “Chapter 11 Restructuring Transactions”) through a joint prepackaged plan of reorganization (the “Plan”) pursuant to a Restructuring Support Agreement between the Company and a majority of its senior lenders, dated as of May 13, 2026 (the “RSA”). If confirmed, the Chapter 11 Restructuring Transactions are expected to discharge and release approximately $2.0 billion of the Company’s prepetition funded indebtedness (which, in turn, is expected to reduce annual cash interest by approximately $140.0 million) in exchange for certain recoveries set forth in the Restructuring Term Sheet, including, as applicable, reorganized common interests, cash, subscription rights and takeback term loans, to be effectuated through the Plan.

The Company’s supporting senior lenders have committed to support and vote for the Plan and use commercially reasonable efforts to consummate and complete the Chapter 11 Restructuring Transactions. The Company does not expect any material operational impact from the Chapter 11 Restructuring Transactions and plans to continue to operate and serve customers and pay vendors and employees in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Existing lenders are expected to initially receive 100% of the reorganized Company's equity interests through the Chapter 11 Restructuring Transactions. Trade creditors and all other non-funded-debt General Unsecured Claims will be treated as unimpaired. Holders of the Company’s existing equity interests are expected to have their equity interests cancelled and will receive no recovery. However, certain members of an ad hoc minority lender group have challenged aspects of the proposed restructuring transactions and Plan treatment through ongoing litigation and related objections in the Chapter 11 Cases. While the Company believes the Plan and related transactions are appropriate and confirmable, the timing and outcome of these matters remain uncertain and could affect the timing and implementation of the Chapter 11 Restructuring Transactions.

Information about the Plan is available through the Company’s microsite at www.strengtheningtrinseo.com/. Information about the Chapter 11 Cases, including court filings and other documents, is available through the Company’s claims and noticing agent at https://restructuring.ra.kroll.com/trinseo/Home-Index.

As a result of the Company's financial condition, indebtedness, Chapter 11 proceedings, and the uncertainties associated with confirmation and consummation of the Plan, including the resolution of pending disputes and litigation involving certain minority lenders, the Company has concluded that substantial doubt exists about its ability to continue as a going concern within one year after the date of issuance of these condensed consolidated financial statements.

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

New York Stock Exchange Delisting Notification

On March 2, 2026, we received written notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that the NYSE had determined to commence proceedings to delist the Company’s ordinary shares. On March 18, 2026, the NYSE filed a Form 25 with the SEC to delist the Company’s ordinary shares from the NYSE. The delisting became effective March 30, 2026.

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

Recent geopolitical developments have further increased volatility and uncertainty in global trade and commodity markets, which may exacerbate these risks in periods after the third quarter of 2026.

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

Results of Operations

Results of Operations for the Three and Nine months Ended September 30, 2026 and 2025

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2026	%	2025	%	2026	%	2025	%
Net sales	$778.7	100%	$743.2	100%	$2,348.8	100%	$2,312.3	100%
Cost of sales	725.6	93%	705.8	95%	2,134.3	91%	2,174.5	94%
Gross profit	53.1	7%	37.4	5%	214.5	9%	137.8	6%
Selling, general and administrative expenses	51.1	7%	63.2	9%	239.3	10%	232.3	10%
Equity in earnings of unconsolidated affiliate	9.2	1%	(2.4)	—%	12.5	1%	4.0	—%
Operating income (loss)	11.2	1%	(28.2)	(4)%	(12.3)	—%	(90.5)	(4)%
Interest expense, net	15.1	2%	70.6	10%	166.2	7%	206.7	9%
Reorganization items, net	43.2	6%	—	—%	84.5	4%	—	—%
Other expense (income), net	(4.5)	(1)%	2.6	—%	5.2	—%	(20.4)	(1)%
Loss before income taxes	(42.6)	(6)%	(101.4)	(14)%	(268.2)	(11)%	(276.8)	(12)%
Provision for income taxes	6.5	1%	8.3	1%	16.4	1%	17.4	1%
Net loss	$(49.1)	(7)%	$(109.7)	(15)%	$(284.6)	(12)%	$(294.2)	(13)%

Three Months Ended – September 30, 2026 vs. September 30, 2025

Net Sales

Net sales increased 5% year-over-year, primarily driven by a 13% increase from higher pricing. The increase was partially offset by an 8% decrease from lower sales volumes across Engineered Materials and Polymer Solutions, primarily due to continued end market demand weakness.

Cost of Sales

The 3% increase in cost of sales year-over-year was primarily attributable to a 14% increase from higher pricing. The increase was partially offset by a 7% decrease due to lower volumes and a 4% decrease from lower fixed costs.

Gross Profit

The $15.7 million increase in gross profit was primarily due to both higher margins and pricing, particularly in Polymer Solutions due to commercial actions, as well as lower fixed costs. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $12.1 million, or 19%, decrease in SG&A was primarily due to a $13.8 million decrease due to the absence non-cash accelerated amortization of capitalized software assets included in the prior year and $7.6 million favorable impact from the recovery of certain legal costs. These benefits were partially offset by a $3.4 million increase in employee-related costs, primarily reflecting higher incentive compensation accruals, and a $2.1 million increase in restructuring costs.

Equity in Earnings of Unconsolidated Affiliate

The increase in equity earnings from Americas Styrenics of $11.6 million was due to the absence of non-recurring adverse impacts of the prior year unplanned outage and increased styrene.

Interest Expense, Net

The decrease in interest expense, net of $55.5 million, or 79%, was primarily attributable to the cessation of interest expense recognition on debt obligations classified as liabilities subject to compromise in connection with the

Chapter 11 Cases after the Petition Date. Refer to Note 10 in the condensed consolidated financial statements for further information.

Reorganization items, Net

The increase in reorganization items, net of $43.2 million for the three months ended September 30, 2026 was primarily attributable to the Company’s application of ASC 852 on May 26, 2026 in connection with the Chapter 11 Cases. ASC 852 requires separate presentation of reorganization items, net on the condensed consolidated statement of operations; accordingly, these items are presented separately for the period beginning on the Petition Date. See Note 19 for more information regarding the components of the reorganization items.

Other Expense (Income), Net

Other income, net for the three months ended September 30, 2026 was $4.5 million, which was primarily driven by $1.7 million of net foreign exchange transaction gains and income related to the non-service cost components of net periodic benefit cost of $0.4 million.

Other expense, net for the three months ended September 30, 2025 was $2.6 million, which was primarily driven by $0.8 million of expense related to the non-service cost components of net periodic benefit cost and net foreign exchange transaction losses of $0.4 million.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended September 30, 2026 totaled $6.5 million, resulting in an effective tax rate of (15.3)%. Provision for income taxes for the three months ended September 30, 2025 totaled $8.3 million, resulting in an effective tax rate of (8.2)%.

The decrease in provision for income taxes for the three months ended September 30, 2026 is primarily driven by the geographical mix of earnings.

Nine Months Ended – September 30, 2026 vs. September 30, 2025

Net Sales

Net sales increased 2% year-over-year, primarily driven by a 5% increase from higher pricing and a 2% increase from favorable foreign currency exchange rate impacts. These increases were partially offset by a 5% decrease from lower sales volumes in Engineered Materials and Polymer Solutions, primarily due to continued end market demand weakness.

Cost of Sales

The 2% decrease in cost of sales was primarily attributable to a 5% decrease due to lower volumes and a 2% decrease from lower fixed costs. These decreases were partially offset by a 3% increase from higher pricing and a 2% increase from unfavorable foreign exchange rate impacts.

Gross Profit

The $76.7 million increase in gross profit was primarily due to both higher margins and pricing, particularly in Polymer Solutions due to commercial actions, as well as lower fixed costs. See the segment discussion below for further information.

Selling, General and Administrative Expenses (SG&A)

The $7.0 million, or 3%, increase in SG&A was primarily due to a $47.4 million increase in costs in connection with preparing for the Company’s Chapter 11 filing, incurred prior to the filing date and a $7.0 million increase in employee-related costs, primarily reflecting higher incentive compensation accruals. These increases were partially offset by the absence of $27.1 million of debt refinancing costs and $18.4 million of non-cash accelerated amortization of capitalized software assets recognized in the prior-year period.

Equity in Earnings of Unconsolidated Affiliate

The increase in equity earnings from Americas Styrenics of $8.5 million was due to the absence of non-recurring adverse impacts of the prior year unplanned outage and increased styrene sales.

Interest Expense, Net

The decrease in interest expense, net of $40.5 million, or 20%, was primarily attributable to the cessation of interest expense recognition on debt obligations classified as liabilities subject to compromise in connection with the Chapter 11 Cases after the Petition Date. Refer to Note 10 in the condensed consolidated financial statements for further information.

Reorganization items, Net

The increase in reorganization items, net of $84.5 million for the nine months ended September 30, 2026 was primarily attributable to the Company’s application of ASC 852 on May 26, 2026 in connection with the Chapter 11 Cases. ASC 852 requires separate presentation of reorganization items, net on the condensed consolidated statement of operations; accordingly, these items are presented separately for the period beginning on the Petition Date. See Note 19 for more information regarding the components of the reorganization items.

Other Expense (Income), Net

Other expense, net for the nine months ended September 30, 2026 was $5.2 million, which was primarily driven by $6.0 million of losses on extinguishment of debt and $3.4 million of net foreign exchange transaction losses. This was partially offset by $0.8 million of income related to the non-service cost components of net periodic benefit cost.

Other income, net for the nine months ended September 30, 2025 was $20.4 million, which was primarily driven by $26.0 million of license income for polycarbonate technology. The licensing income was partially offset by net foreign exchange transaction losses of $1.6 million and $1.7 million of expense related to the non-service cost components of net periodic benefit cost.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the nine months ended September 30, 2026 totaled $16.4 million, resulting in an effective tax rate of (6.1)%. Provision for income taxes for the nine months ended September 30, 2025 totaled $17.4 million, resulting in an effective tax rate of (6.3)%.

The decrease in provision for income taxes for the nine months ended September 30, 2026 is primarily driven by the geographical mix of earnings.

Selected Segment Information

The following sections describe net sales, Adjusted EBITDA, and Adjusted EBITDA margin by segment for the three and nine months ended September 30, 2026 and 2025. Inter-segment sales have been eliminated. Refer to Note 16 in the condensed consolidated financial statements for further information on our segments, as well as for a detailed definition of Adjusted EBITDA and a reconciliation of income from continuing operations before income taxes to segment Adjusted EBITDA.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Net sales	$258.9	$273.5	(5)%	$813.4	$844.0	(4)%
Adjusted EBITDA	$23.6	$33.8	(30)%	$100.5	$90.6	11%
Adjusted EBITDA margin	9%	12%		12%	11%

Three Months Ended – September 30, 2026 vs. September 30, 2025

The 5% decrease in net sales was primarily attributable to an 8% decrease due to lower sales volumes, particularly in MMA. This decrease was partially offset by a 3% increase from higher price due to pass-through of higher raw material costs.

Adjusted EBITDA decreased $10.2 million, or 30%, due to decreases of $11.1 million, or 33%, from lower margins and $7.2 million, or 21%, from lower sales volumes. These decreases were partially offset by an $8.1 million, or 24%, increase from lower fixed costs.

Nine Months Ended – September 30, 2026 vs. September 30, 2025

The 4% decrease in net sales was primarily attributable to a 6% decrease due to lower sales volumes, particularly in MMA. The increase was partially offset by a 1% increase from lower price due to pass-through of lower raw material costs and market competition and a 1% increase due to favorable foreign exchange rate impacts.

Adjusted EBITDA increased $9.9 million, or 11%, due to increases of $25.2 million, or 28%, from lower fixed costs and a $1.1 million, or 1%, from favorable foreign exchange rate impacts. These increases were partially offset by a $15.5 million, or 17%, decrease due to lower sales volumes and a $0.9 million, or 1%, decrease from lower margins.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Net sales	$236.5	$198.3	19%	$680.9	$611.8	11%
Adjusted EBITDA	$21.7	$16.9	28%	$53.9	$58.2	(7)%
Adjusted EBITDA margin	9%	9%		8%	10%

Three Months Ended – September 30, 2026 vs. September 30, 2025

The 19% increase in net sales was primarily attributable to a 16% increase in price due to pass-through of higher raw material costs and a 3% increase in sales volumes.

The $4.8 million, or 28%, increase in Adjusted EBITDA was primarily due to a $5.1 million, or 30%, increase in sales volumes across all businesses, a $0.8 million, or 5%, increase from higher margins, primarily in paper and board applications in Europe, and a $0.4 million, or 2%, increase from favorable currency impacts. These increases were partially offset by a $1.5 million, or 9%, decrease from higher fixed costs.

Nine Months Ended – September 30, 2026 vs. September 30, 2025

The 11% increase in net sales was primarily attributable to a 5% increase in sales volumes, a 4% increase from higher pricing, primarily in paper and board and textile applications in Europe, and a 2% increase from favorable foreign exchange rate impacts.

The $4.3 million, or 7%, decrease in Adjusted EBITDA was primarily due to a $12.7 million, or 22%, decrease due to lower margins, primarily in paper and board applications globally, and a $6.1 million, or 11%, decrease due to higher fixed costs. These decreases were partially offset by an increase of $12.9 million, or 22%, in sales volumes across all businesses, a $1.2 million, or 2%, increase from favorable currency impacts, and a $0.4 million, or 2%, increase in favorable foreign exchange rate impacts.

Polymer Solutions Segment

Our Polymer Solutions segment consists of a variety of polymers, the majority of which are for building and construction applications. The segment includes our mass acrylonitrile butadiene styrene (“ABS”), styrene-acrylonitrile (“SAN”), and polystyrene businesses, as well as our polycarbonate technology.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Net sales	$283.3	$271.4	4%	$854.5	$856.5	(0)%
Adjusted EBITDA	$12.1	$4.1	195%	$79.2	$53.8	47%
Adjusted EBITDA margin	4%	2%		9%	6%

Three Months Ended – September 30, 2026 vs. September 30, 2025

Net sales increased 4% year-over-year, primarily due to a 20% increase from higher pricing. The increase was partially offset by a 15% decrease in sales volumes, primarily in polycarbonate and polystyrene, and a 1% decrease from unfavorable foreign exchange rate impacts.

The $8.0 million, or 195%, increase in Adjusted EBITDA was primarily due to a $13.8 million increase due to higher margins, a $2.7 million increase from lower fixed costs, and a $0.4 million increase from favorable currency impacts. These increases were partially offset by an $8.8 million decrease in sales volumes and a $0.1 million decrease from unfavorable foreign exchange rate impacts.

Nine Months Ended – September 30, 2026 vs. September 30, 2025

Net sales remained relatively flat year-over-year, primarily due to a 10% increase from higher pricing and a 3% increase from favorable foreign exchange rate impacts. These increases were partially offset by a 13% decrease due to lower sales volumes, primarily in polycarbonate and polystyrene.

The $25.4 million, or 47%, increase in Adjusted EBITDA was primarily due to a $58.6 million, or 109%, increase due to higher margins, a $2.6 million, or 5%, increase from lower fixed costs, and a $1.9 million, or 3%, increase from favorable foreign exchange rate impacts. These increases were partially offset by a $24.2 million, or 45%, decrease from unfavorable currency impacts and a $13.5 million, or 25%, decrease due to lower sales volumes.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Adjusted EBITDA*	$9.2	$(2.4)	483%	$12.5	$4.0	213%

*The results of this segment are comprised entirely of earnings from Americas Styrenics, our equity method investment. As such, Adjusted EBITDA related to this segment is included within “Equity in earnings of unconsolidated affiliates” in the condensed consolidated statements of operations.

Three Months Ended – September 30, 2026 vs. September 30, 2025

The increase in Adjusted EBITDA was mainly due to the absence of non-recurring adverse impacts of the prior year unplanned outage and increased styrene sales.

Nine Months Ended – September 30, 2026 vs. September 30, 2025

The increase in Adjusted EBITDA was mainly due to the absence of non-recurring adverse impacts of the prior year unplanned outage and increased styrene sales.

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

Adjusted EBITDA is calculated as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net loss	$(49.1)	$(109.7)	$(284.6)	$(294.2)
Interest expense, net	15.1	70.6	166.2	206.7
Provision for income taxes	6.5	8.3	16.4	17.4
Depreciation and amortization (a)	37.8	56.4	126.4	152.2
EBITDA (b)	$10.3	$25.6	$24.4	$82.1
Loss on financing transactions (c)	—	—	6.0	26.5
Net gain on disposition of businesses and assets	(1.4)	—	(7.5)	—
Reorganization items, net (e)	43.2	—	84.5	—
Restructuring and other charges (d)	5.8	3.7	23.8	21.9
Other items (e)	(6.9)	1.1	53.4	6.3
Adjusted EBITDA	$51.0	$30.4	$184.6	$136.8
(a)	During the three months ended September 30, 2025, the Company entered into an agreement to move our current enterprise resource planning (“ERP”) system to a cloud based system, triggering an acceleration of the amortization of the capitalized software assets totaling $13.8 million.

During the nine months ended September 30, 2026, the Company recognized $9.2 million for accelerated amortization of capitalized software assets related to our transition of current enterprise resource planning (“ERP”) system to a cloud based system. During the nine months ended September 30, 2025, the Company recognized $27.6 million, respectively, for accelerated amortization of capitalized software assets related to our current enterprise resource planning (“ERP”) system now being transitioned to a cloud based system which was partially offset by an $8.1 million change in cost estimate related to the Boehlen, Germany Asset Retirement Obligation recognized to realize efficiencies during decommissioning.

(b)	EBITDA is a non-GAAP financial performance measure that we refer to in making operating decisions because we believe it provides our management as well as our investors and credit agencies with meaningful information regarding the Company’s operational performance. We believe the use of EBITDA as a metric assists our board of directors, management, and investors in comparing our operating performance on a consistent basis. Other companies in our industry may define EBITDA differently than we do. As a result, it may be difficult to use EBITDA, or similarly-named financial measures that other companies may use, to compare the performance of those companies to our performance. We compensate for these limitations by providing reconciliations of our EBITDA results to our net income, which is determined in accordance with GAAP.
(c)	Amounts for the three and nine months ended September 30, 2026 primarily relate to fees incurred in conjunction with the Company’s ongoing lender negotiations that did not meet the criteria for deferred financing charges as the transaction occurred during the Chapter 11 proceedings and was accounted for in accordance with ASC 852.

Amounts for the three and nine months ended September 30, 2025 primarily relate to fees incurred in conjunction with Company’s debt refinancing transaction that did not meet the criteria for deferred financing charges as the transaction was accounted for as a modification of debt in accordance with ASC 470-60. Refer to Note 10 in the condensed consolidated financial statements for further information.

(d)	Any fees incurred in connection with the Company’s ongoing lender negotiations by the Debtors during the pendency of bankruptcy are included in Reorganization items, net. Other items for the three and nine months ended September 30, 2026 primarily relate to fees incurred in connection with the Company’s ongoing lender negotiations incurred before the Company filed for bankruptcy or were incurred by non-Debtor entities.
(e)	Amounts for the three and nine months ended September 30, 2026 and 2025 primarily relate to charges incurred in connection with the Company’s various restructuring programs. Refer to Note 4 in the condensed consolidated financial statements for further information.
(f)	Other items for the three and nine months ended September 30, 2026 primarily relate to fees incurred in connection with the Company’s ongoing lender negotiations incurred before the Company filed for bankruptcy or were incurred by non-Debtor entities and $9.7 million awarded to the Company for reimbursement of certain legal costs. Any fees incurred in connection with the Company’s ongoing lender negotiations by the Debtors during the pendency of the Chapter 11 bankruptcy is included within Reorganization items, net.

Other items for the three and nine months ended September 30, 2025 primarily relate to fees incurred in conjunction with the Company’s legal defense costs associated with Synthos litigation, described in Note 13.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2026 and 2025. We have derived the summarized cash flow information from our unaudited financial statements.

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(322.3)	$(125.0)
Investing activities	(23.9)	(35.0)
Financing activities	413.0	56.0
Effect of exchange rates on cash	(2.8)	6.4
Net change in cash, cash equivalents, and restricted cash	$64.0	$(97.6)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026 totaled $322.3 million, which included a $112.2 million decrease in working capital. Operating cash flows during the nine months ended September 30, 2026 were adversely impacted by a contraction in trade credit from suppliers and other counterparties, higher raw material costs and payments in connection with reorganization items and Chapter 11 proceedings. These increases were partially offset by non-cash reorganization items of $18.0 million related to the Company’s Chapter 11 Cases.

Net cash used in operating activities during the nine months ended September 30, 2025 totaled $125.0 million, which included a $9.1 million decrease in working capital, including the impact of $26.3 million in expenses related to refinancing that were not eligible for capitalization as deferred financing costs.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 totaled $23.9 million, which was primarily attributable to capital expenditures, partially offset by the proceeds received from the sale of assets in connection with certain of the Company’s restructuring plans.

Net cash used in investing activities during the nine months ended September 30, 2025 totaled $35.0 million, which was primarily attributable to capital expenditures.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 totaled $413.0 million. During the nine months the Company drew $171.4 million and $304.6 million in proceeds from the Accounts Receivable Securitization Facility and OpCo Super-Priority Revolver, respectively, and repaid $144.7 million and $44.8 million on the Accounts Receivable Securitization Facility and OpCo Super-Priority Revolver, respectively, principally related to funding working capital trade contraction through the quarter. The Company also received $142.5 million in borrowings under the DIP Facilities.

Net cash provided by financing activities during the nine months ended September 30, 2025 totaled $56.0 million. During the nine months the Company drew $140.0 million and $150.0 million in proceeds and repaid $75.0 million and $120.0 million from the Accounts Receivable Securitization Facility and OpCo Super-Priority Revolver, respectively, principally related to funding working capital through the quarter. This activity also included the issuance of additional 2028 Refinance Term Loans ($115.0 million of aggregate principal) in exchange for the redemption of the 2025 Senior Notes ($115.0 million reduction in aggregate principal), $19.8 million of debt issuance costs that met the criteria for deferred financing charges, $1.2 million of dividends paid, and $2.8 million of net repayments of short-term borrowings.

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

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Cash used in operating activities	$(322.3)	$(125.0)
Capital expenditures	(32.6)	(35.0)
Free Cash Flow	$(354.9)	$(160.0)

Refer to the discussion above for significant impacts to cash used in operating activities for the nine months ended September 30, 2026 and 2025.

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

During the nine months ended September 30, 2026, the Company entered into certain amendments and limited waivers with lenders under certain of its credit facilities and elected not to make certain interest payments. The Company's failure to make certain interest payments constituted events of default under certain credit agreements and debt instruments and resulted in the related obligations becoming immediately due and payable; however, following the Petition Date, enforcement of such obligations became subject to the automatic stay provisions of the Bankruptcy Code. As a result, as of September 30, 2026, substantially all prepetition indebtedness was reclassified to liabilities subject to compromise in accordance with ASC 852, Reorganizations and the Company did not recognize approximately $62.2 million and $84.5 million, respectively, of contractual interest expense that would have been recognized if not for the Chapter 11 Cases as of the three and nine months ended September 30, 2026.

The Company continues to engage with its financial stakeholders regarding implementation of the Chapter 11 Restructuring Transactions. The timing and outcome of the Chapter 11 Cases, including confirmation and consummation of the Plan, remain subject to significant risks and uncertainties.

As of September 30, 2026, the Company had available liquidity of $186.2 million, consisting of $180.9 million of cash and cash equivalents and approximately $5.3 million of availability under the Accounts Receivable Securitization Facility.

Net cash used in operating activities during the nine months ended September 30, 2026 totaled $322.3 million, including a $112.2 million use of cash from changes in working capital. Operating cash flows during the quarter were adversely impacted by a significant contraction in trade credit from suppliers and other counterparties, which resulted in accelerated payment terms and higher cash outflows for raw materials and other operating costs. These impacts occurred notwithstanding the Company’s non-payment of certain contractual interest obligations during the period and resulted in an outsized working capital use relative to historical levels.

As of September 30, 2026 and December 31, 2025, the Company had $3,020.9 million and $2,591.4 million, respectively, of outstanding indebtedness. The Company’s debt structure includes the 2029 Refinance Senior Notes, the 2028 Refinance Term Loans, the 2028 Term Loan B, the OpCo Super-Priority Revolver and the Accounts Receivable Securitization Facility, each of which is further described below and in the accompanying notes to the condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective to provide the reasonable level of assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various legal claims and proceedings incidental to the normal conduct of business, relating to such matters as product liability, antitrust, competition, waste disposal practices, release of chemicals into the environment and other matters that may arise in the ordinary course of our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For information regarding new matters and material developments in legal proceedings during the quarter ended September 30, 2026, see “Litigation Matters” in Note 13 to our condensed consolidated financial statements.

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

We encourage you to consider these risks, along with those related to our Chapter 11 Bankruptcy in our Quarterly Report for the quarter ended June 30, 2026, in their entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered securities

None.

(b)	Use of Proceeds from registered securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no directors or executive officers of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Date: November 9, 2026

TRINSEO PLC

By:	/s/ Frank Bozich
Name:	Frank Bozich
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Stasse
Name:	David Stasse
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)